Form 10-Q
period 2011-03-31
FLUIDIGM CORP
filed 2011-05-12
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 31, 2011, there were 19,965,466 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,831	$5,723
Available-for-sales securities	21,869	—
Accounts receivable (net of allowances of $467 at March 31, 2011 and December 31, 2010)	7,457	8,100
Inventories	4,653	4,893
Prepaid expenses and other current assets	1,033	2,165

Total current assets	90,843	20,881
Property and equipment, net	2,285	2,328
Investment, at cost	1,340	1,340
Other non-current assets	250	252

Total assets	$94,718	$24,801

LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,673	$3,155
Accrued compensation and related benefits	1,333	1,904
Other accrued liabilities	2,982	3,379
Deferred revenue, current portion	1,562	1,336
Long-term debt, current portion	7,995	4,561
Line of credit	—	3,125
Convertible preferred stock warrants	—	1,052

Total current liabilities	18,545	18,512
Long-term debt, net of current portion	6,343	10,139
Deferred revenue, net of current portion	736	426
Other non-current liabilities	331	341

Total liabilities	25,955	29,418

Commitments and contingencies

Convertible preferred stock issuable in series: $0.001 par value, 10,000 and 11,269 shares authorized at March 31, 2011 and December 31, 2010, respectively; 0 and 10,296 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	—	184,550

Stockholders’ equity (deficit):
Common stock: $0.001 par value, 200,000 and 18,327 shares authorized at March 31, 2011 and December 31, 2010, respectively; 19,965 and 1,937 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	20	2
Additional paid-in capital	276,198	10,936
Accumulated other comprehensive loss	(790)	(778)
Accumulated deficit	(206,665)	(199,327)

Total stockholders’ equity (deficit)	68,763	(189,167)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$94,718	$24,801

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product revenue	$8,412	$6,264
Collaboration revenue	167	—
Grant revenue	118	452

Total revenue	8,697	6,716

Costs and expenses:
Cost of product revenue	2,913	2,645
Research and development	3,220	3,188
Selling, general and administrative	7,442	6,121

Total costs and expenses	13,575	11,954

Loss from operations	(4,878)	(5,238)
Interest expense	(1,760)	(525)
(Loss) gain from changes in the fair value of convertible preferred stock warrants	(1,483)	277
Gain from expiration of unexercised warrants	765	—
Other income (expense), net	66	(125)

Loss before income taxes	(7,290)	(5,611)
Provision for income taxes	(48)	(14)

Net loss	(7,338)	(5,625)
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	(9,900)	—

Net loss attributed to common stockholders	$(17,238)	$(5,625)

Net loss per share attributed to common stockholders, basic and diluted	$(1.60)	$(3.02)

Shares used in computing net loss per share attributed to common stockholders, basic and diluted	10,754	1,861

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(7,338)	$(5,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	324
Stock-based compensation expense	790	429
Loss (gain) from changes in the fair value of convertible preferred stock warrants, net	1,483	(277)
Gain from expiration of unexercised warrants	(765)	—
Write-off of debt discount upon note repayment	1,157	—
Amortization of debt discount and issuance cost	85	81
Changes in assets and liabilities:
Accounts receivable	645	1,470
Inventories	240	(139)
Prepaid expenses and other assets	1,135	77
Accounts payable	1,518	278
Deferred revenue	535	135
Other liabilities	(977)	294

Net cash used in operating activities	(1,229)	(2,953)

Investing activities
Purchases of available-for-sale securities	(21,869)	—
Purchases of property and equipment	(220)	(359)

Net cash used in investing activities	(22,089)	(359)

Financing activities
Proceeds from initial public offering, net of issuance costs	76,859	—
Proceeds from exercise of stock options	153	—
Proceeds from note	5,000	—
Repayment of note	(5,000)	—
Repayment of long-term debt	(447)	(455)
Repayment of line of credit	(3,125)	—

Net cash provided by (used in) financing activities	73,440	(455)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(14)	(2)

Net increase (decrease) in cash and cash equivalents	50,108	(3,769)
Cash and cash equivalents at beginning of period	5,723	14,602

Cash and cash equivalents at end of period	$55,831	$10,833

Supplemental disclosures of cash flow information
Conversion of convertible preferred stock to common stock upon IPO	$184,550	$—

Issuance of convertible preferred stock warrants in connection with note and warrant agreement	$1,157	$—

Extinguishment of convertible preferred stock warrants upon IPO	$765	$—

Conversion of convertible preferred stock warrants to common stock warrants	$1,535	$—

Net exercise of convertible preferred stock warrants	$1,391	$—

See accompanying notes.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Fluidigm Corporation (the Company) was incorporated in the State of California on May 19, 1999, to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, the Company was reincorporated in the State of Delaware. The Company’s headquarters are located in South San Francisco, California. The Company develops, manufactures and markets microfluidic systems in the life science and agricultural biotechnology (Ag-Bio) industries. The Company’s proprietary microfluidic systems consist of instruments and consumables, including chips and reagents. The Company’s microfluidic systems are designed to simplify experimental workflow, increase throughput, reduce costs, and provide quality data. The Company markets systems and consumables to leading pharmaceutical and biotechnology companies, academic institutions, diagnostic laboratories, and Ag-Bio companies.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. These financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year. The balance sheet as of December 31, 2010 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, income tax provisions, stock-based compensation, inventory valuation, and warrants to purchase convertible preferred stock. The Company bases its estimates on historical experience and on various relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Amended and Restated Certificate of Incorporation

In February 2011, the Company amended and restated its Certificate of Incorporation. The amendment and restatement increased the total number of shares of stock authorized for issuance from 29,595,999 to 210,000,000, consisting of an increase in the number of shares of common stock authorized for issuance from 18,327,000 to 200,000,000 and a decrease in the number of shares of convertible preferred stock authorized for issuance from 11,268,999 to 10,000,000.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2011, the Company amended and restated its Certificate of Incorporation decreasing the conversion price of the Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, the Company recognized a deemed dividend of $9,900,000 to reflect the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share.

Reverse Stock Split

On February 3, 2011, the Company effected a 1 for 1.73 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock, and changed the par value of the Company’s common and preferred stock from $0.0035 per share to $0.001 per share. All issued and outstanding common stock, convertible preferred stock, options to purchase common stock, warrants to purchase convertible preferred stock, and per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split and par value change for all periods presented.

Initial Public Offering

On February 9, 2011, the Company’s registration statement on Form S-1 relating to an initial public offering (IPO) of its common stock was declared effective by the SEC. Upon the closing of the IPO in February 2011, the Company sold 6,392,083 shares of common stock and received net cash proceeds of approximately $77.0 million. In addition, upon the Company’s IPO, all outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock with the related carrying value of approximately $184,550,000 reclassified to common stock and additional paid-in capital.

Net Loss per Share Attributed to Common Stockholders

The Company’s basic net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The Company’s convertible preferred stock, options to purchase common stock and warrants to purchase convertible preferred stock are considered to be potential common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

The following potential common shares were excluded from the computation of diluted net loss per share attributed to common stockholders for the interim periods presented because including them would have been anti-dilutive (in thousands):

	March 31, 2011	March 31, 2010
Convertible preferred stock	—	10,239
Options to purchase common stock	2,164	1,593
Warrants to purchase convertible preferred stock	—	387

Investment

The Company has a minority equity investment in a privately-held company that is accounted for under the cost method of accounting. Under the cost method of accounting, investments in equity securities are carried at cost and are adjusted only for other-than-temporary declines in value. No such declines have been identified through March 31, 2011.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (FASB) ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. The guidance impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, the guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. The guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company adopted this guidance prospectively on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Revenue Arrangements with Software Elements

In October 2009, the FASB ratified authoritative accounting guidance that modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended guidance for revenue arrangements with multiple deliverables described in the preceding paragraph. The Company adopted this guidance prospectively on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Milestone Method of Revenue Recognition

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or the increase in value to the collaboration resulting from the Company’s performance, relates solely to past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. The milestone method of revenue recognition is effective for new arrangements or existing arrangements which are materially modified for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company adopted this guidance prospectively on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Collaboration and Grant Agreements

Collaboration Agreement

In May 2010, the Company entered into a collaboration agreement to develop a new product and received an up-front payment of $750,000. Under the agreement, the Company is also eligible for milestone payments for the design and development of product prototypes.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2011, the Company entered into an amendment to the collaboration agreement and received an additional $300,000. Under the amendment, certain milestones were modified and payment terms associated with satisfaction of the milestones were revised. The $750,000 up-front payment and the $300,000 payment received in March 2011 are being recognized on a straight-line basis through September 30, 2011, which is the Company’s estimated period of performance under this agreement.

The Company’s collaboration agreement provides for payments to the Company upon the achievement of milestones, such as the design and development of product prototypes. As of March 31, 2011, the collaboration agreement included potential future payments for milestones as defined in the collaboration agreement, as amended, totaling approximately $1.0 million. These product prototypes have not been previously produced by the Company and the achievement of these and future milestones was uncertain at the time the Company entered into the collaboration agreement. The Company considers each of the milestones to be substantive and, accordingly, expects to recognize as revenue future payments received from such milestones as each milestone is achieved. For the three months ended March 31, 2011, the Company did not achieve any milestone. The amount of revenue that would have been recognized under the new milestone method of revenue recognition would not have been different.

4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$2,479	$2,401
Work-in-process	383	357
Finished goods	1,791	2,135

	$4,653	$4,893

5.	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including accounts receivable and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. As a basis for considering fair value, the Company follows a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level I: observable inputs such as quoted prices in active markets;

Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level III: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

The Company’s cash equivalents are classified as Level I because they are valued using quoted market prices. The Company’s available-for-sale securities are generally classified as Level II because their value is based on other observable inputs. The Company’s convertible preferred stock warrants are valued using Level III inputs, the valuation of which is discussed in Note 9.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2011				December 31, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$2,878	$—	$—	$2,878	$32	$—	$—	$32
U.S. agency securities	—	66,665	—	66,665	—	—	—	—

Total assets measured at fair value	$2,878	$66,665	$—	$69,543	$32	$—	$—	$32

Liabilities
Convertible preferred stock warrants	$—	$—	$—	$—	$—	$—	$1,052	$1,052

Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$1,052	$1,052

Changes in the fair value of the Company’s convertible preferred stock warrants during the three months ended March 31, 2011 were as follows (in thousands):

Balance, beginning of period	$1,052
Issuances	1,157
Exercises	(1,392)
Changes in fair value	1,483
Expiration of warrants	(765)
Conversion to common stock warrants	(1,535)

Balance, end of period	$—

Following is a summary of the Company’s available-for-sale securities recorded in cash equivalents or available-for-sale securities in the Company’s condensed consolidated balance sheet (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2011:
Cash equivalents	$44,958	$4	$(1)	$44,961
Short term	21,705	2	(3)	21,704

U.S. agency securities	$66,663	$6	$(4)	$66,665

The contractual maturity date of all of the Company’s available-for-sale securities is within one year.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Note and Warrant Purchase Agreement

In January 2011, the Company entered into a Note and Warrant Purchase Agreement (the Note Agreement) with existing stockholders, including certain of the Company’s officers, under which the Company issued subordinated secured promissory notes (the Notes) with an aggregate principal amount of $5,000,000 bearing interest at 8% per year. The Notes matured on the earliest to occur of the closing of the next financing in which the Company issued and sold shares of capital stock of at least $25,000,000, a change of control as defined in the Note Agreement, or January 6, 2012. The Company’s obligations under the Notes were secured by the assets of the Company, excluding intellectual property, and were subordinated to senior indebtedness of the loan agreement entered into in March 2005, as amended (see Note 7) and the Line of Credit (see Note 8). In connection with the Note Agreement, the Company issued warrants to acquire a total of 103,182 shares of Series E-1 convertible preferred stock with an exercise price of $0.02 per share. The fair value of these warrants, based on contemporaneous valuation, was $1,157,000 and was recognized as an original issue discount amortizable over the expected life of the borrowing. In connection with the IPO in February 2011, the warrants were exercised for 103,182 shares of common stock and the Company repaid all principal and interest outstanding under these Notes in February and March 2011. Upon the repayment of the Notes, the unamortized discount of $1,157,000 was immediately recognized as interest expense.

7.	Long-Term Debt

The Company entered into a long-term loan agreement in March 2005 that was subsequently amended in 2006, 2008, 2009, and 2010. In connection with this long-term loan agreement and in conjunction with the various amendments thereto, the Company issued a total of 209,960 warrants to purchase shares of convertible preferred stock to the lender. As of March 31, 2011, the outstanding balance under this long-term loan agreement was $14,338,000 with interest accruing at 13.5% per annum and the loan maturing in February 2013. Commencing in March 2011, the Company began making monthly payments of $612,000 for principal and interest and will make an additional payment of $2,263,000 in March 2012. The additional payment is being accreted as interest expense using the effective interest method through the extended maturity date of February 2013. Upon completion of the IPO in February 2011, all 209,960 warrants to purchase preferred stock that were held by the lender were converted to warrants to purchase shares of common stock. The common stock warrants have an exercise price of $12.11 and expire at various dates though 2017. As of March 31, 2011, the Company was in compliance with all loan covenants under this long-term loan agreement.

8.	Line of Credit

In December 2010, the Company entered into a bank line of credit agreement (Line of Credit) that is collateralized by the Company’s accounts receivable and provided the Company with the ability to borrow up to $4.0 million, subject to certain covenants and other restrictions. The term of the Line of Credit is two years and it bears interest at the greater of (i) 5.50% or (ii) the prime rate, as defined in the Line of Credit, plus 2.25% per year. As of December 31, 2010, the outstanding balance on the Line of Credit was $3,125,000. In February 2011, the Company repaid all outstanding borrowings under the Line of Credit. In March 2011, the Line of Credit was amended to increase the credit limit to $7.0 million. At March 31, 2011, there was no outstanding balance on the Line of Credit and the Company was in compliance with its loan covenants.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Convertible Preferred Stock Warrants

On February 10, 2011, the Company had total outstanding warrants to purchase 489,880 shares of convertible preferred stock that had been granted at various times since 2001. Warrants to purchase the Company’s convertible preferred stock were recognized at fair value using the Black-Scholes option-pricing model and classified as liabilities because the warrants may have conditionally obligated the Company to transfer assets at some point in the future. The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in other income (expense), net, in the condensed consolidated statements of operations. The fair value of these warrants was approximately $3,691,000 at February 10, 2011, which was an increase in fair value of approximately $1,483,000 since December 31, 2010. Upon the closing of the IPO, approximately 103,182 of such warrants were net exercised and the related liability of $1,391,000 was reclassified to additional paid-in capital and 209,960 of such warrants were converted into warrants to purchase common stock and the related liability of $1,535,000 was reclassified to additional paid-in capital. The remaining 176,738 warrants expired unexercised and the related liability of $765,000 was recognized as other income.

10.	Stock-Based Compensation

During the three months ended March 31, 2011, the Company granted to certain employees options to purchase 498,000 shares of common stock. Of these options, 438,000 were granted in January 2011 with an exercise price of $8.37 per share and the remainder were granted in March 2011 with exercise prices ranging from $14.31 to $14.90 per share. These options had a total fair value of $2,507,000, of which $488,000 was recognized as compensation expense during the quarter ended March 31, 2011 because 66,500 of such options were fully vested upon grant while the remainder will vest over four years.

The computation of the fair value of stock options and other equity instruments using the Black-Scholes option pricing model requires inputs such as the fair value of the Company’s common stock. For options granted prior to the IPO in February 2011, the Company performed a contemporaneous valuation to determine the fair value of its common stock.

The Company recognized stock-based compensation expense of $790,000 and $429,000 during the three months ended March 31, 2011 and 2010, respectively.

11.	Income Taxes

Income tax expense for the three months ended March 31, 2011 and March 31, 2010 was $48,000 and $14,000, respectively and was comprised of state and foreign income taxes. The provision for income taxes for the periods differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets which the Company does not consider to be realizable.

As of December 31, 2010, the Company had a valuation allowance against the full amount of any net deferred tax assets. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that all or some portion of its deferred tax assets, will not be realized. As of March 31, 2011, the Company had a deferred tax asset of approximately $78 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance of gross unrecognized tax benefits was $4,944,000 and $4,796,000 at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the total amount of unrecognized tax benefits that, if recognized would affect the Company’s effective tax rate are not material. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months.

12.	Information about Geographic Areas

The Company has a single reporting segment and operating unit structure, which is the development, manufacturing, and commercialization of microfluidic systems for the life science and agricultural biotechnology industries.

The following table presents the Company’s product revenue by geography based on the billing address of the Company’s customers for each period presented (in thousands):

	Three months ended March 31,
	2011	2010
United States	$4,142	$3,559
Europe	2,147	1,639
Japan	900	253
Asia Pacific	982	748
Other	241	65

Total	$8,412	$6,264

The Company’s grant revenue is primarily generated in Singapore and collaboration revenue is primarily generated in the United States.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries. We operate on a fiscal year ending December 31.

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

Our total revenue grew from $15.3 million in 2008 to $33.6 million in 2010. We have incurred significant net losses since our inception in 1999 and as of March 31, 2011, our accumulated deficit was $206.7 million.

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

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates may occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that certain critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three-month period ended March 31, 2011 as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2011.

Revenue

We generate revenue from sales of our products, collaboration agreements and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including chips and reagents. We also have entered into collaboration agreements, research and development contracts and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
Instruments	$4,958	$4,120
Consumables	3,454	2,144

Product revenue	8,412	6,264
Collaboration revenue	167	—
Grant revenue	118	452

Total revenue	$8,697	$6,716

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2011		2010
United States	$4,142	49%	$3,559	57%
Europe	2,147	26%	1,639	26%
Japan	900	11%	253	4%
Asia Pacific	982	12%	748	12%
Other	241	2%	65	1%

Total	$8,412	100%	$6,264	100%

Grant revenue is primarily generated in Singapore. Collaboration revenue is primarily generated in the United States. As we expand our business internationally, we expect our product revenue from outside of the United States to increase as a percentage of our total product revenue.

Our customers include pharmaceutical and biotechnology companies, academic research institutions, diagnostic laboratories and Ag-Bio companies worldwide. Revenue from our five largest customers comprised 20% and 23% of total revenue in the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

Total Revenue

Total revenue increased by $2.0 million, or 30%, to $8.7 million for the three months ended March 31, 2011 as compared to $6.7 million for the three months ended March 31, 2010.

Product Revenue

Product revenue increased by $2.1 million, or 34%, to $8.4 million for the three months ended March 31, 2011 as compared to $6.3 million for the three months ended March 31, 2010. Consumables revenue increased by $1.3 million, or 61%, resulting from our higher installed base of instruments, and instrument revenue increased by $0.8 million, or 20%. Our instrument unit sales volume increased by 35%, primarily driven by our Access Array instrument, which was launched in the second half of 2009. The average selling price for instruments was lower for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased sales of our Access Array instrument which has a lower average selling price than our BioMark and EP1 instruments.

We expect unit sales of both instruments and consumables to continue to increase in future periods as we continue our efforts to grow our customer base and expand our geographic market coverage. However, we expect the average selling prices of our instruments to fluctuate over time based on product mix.

Collaboration Revenue

Collaboration revenue was $0.2 million for the three months ended March 31, 2011, resulting from a fixed-fee research and development agreement that we entered into in May 2010. The arrangement provided for an up-front fee of $750,000 which was being recognized over the term of the agreement, projected to be fifteen months. In March 2011, we amended the collaboration agreement and received an additional $300,000 payment. Under the amendment, certain milestones and the payment terms associated with satisfaction of the milestones were modified. The total up-front and additional payment of $1.05 million is being recognized on a straight-line basis over the estimated performance period, through September 30, 2011. The arrangement also provides for milestone payments, which payments have been and are expected to be recognized as we achieve each milestone. In the three months ended March 31, 2011, we did not achieve any milestones related to this agreement. In the three months ended March 31, 2010, we did not have any research and development arrangements in place.

Grant Revenue

Grant revenue consists of incentive grants from Singapore Economic Development Board, or EDB, and California Institute for Regenerative Medicine, or CIRM. Grant revenue decreased $0.3 million, or 74%, to 0.1 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. The decrease relates to a reduction in activity under the EDB grant agreement as we reached certain milestones and approached the end of the grant period. Under our incentive grant agreements with EDB, eligible expenses incurred by us in Singapore were $0.3 million in the three months ended March 31, 2011 and $1.2 million in the three months ended March 31, 2010.

Under our agreements with EDB, we are eligible to receive incentive grant payments from EDB, provided we satisfy certain agreed upon targets. Our agreements with EDB provide for incentive funding eligibility through May 2011. From January 1, 2008 through December 31, 2010, we recognized $4.3 million of grant revenue from EDB. During the three months ended March 31, 2011, we recognized an additional $27,000 of grant revenue from EDB. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Based on correspondence with EDB, we believe that we have satisfied our obligations applicable to our EDB grant revenue through March 31, 2011.

We expect total grant revenue for 2011 and future periods to decrease significantly compared to 2010 as the first of our EDB grant agreements was completed during 2010 and our second EDB grant agreement will be completed in May 2011. This decrease may be partially offset by new grant revenue from CIRM.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended March 31,
	2011	2010
Cost of product revenue	$2,913	$2,645
Product margin	65%	58%

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

Cost of product revenue increased $0.3 million, or 10%, to $2.9 million for the three months ended March 31, 2011 from $2.6 million for the three months ended March 31, 2010 due to increased product sales. Cost of product revenue as a percentage of related revenue decreased to 35% for the three months ended March 31, 2011 compared to 42% for the three months ended March 31, 2010. This decrease was due to a favorable product mix, higher chip capacity utilization, improved chip yields and lower instrument costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$3,220	$3,188
Selling, general and administrative	7,442	6,121

Total operating expenses	$10,662	$9,309

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

Research and development expense was $3.2 million for each of the three months ended March 31, 2011 and March 31, 2010. During the three months ended March 31, 2011, increases in compensation costs and related expenses of $0.4 million were offset by decreases in equipment related costs and depreciation of $0.3 million and lower consulting and professional fees of $0.1 million, as compared to the three months ended March 31, 2010. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $1.3 million, or 22%, to $7.4 million for the three months ended March 31, 2011, compared to $6.1 million for the three months ended March 31, 2010. The increase was primarily due to increased compensation costs and related expenses of $0.7 million resulting from increased headcount to support our business and revenue growth, increased advertising and promotional costs of $0.4 million to support our new product introductions and to increase market awareness, increased legal and professional fees of $0.3 million, partially offset by lower rent expense of $0.2 million resulting from our new lease on more favorable terms for our headquarters facility in South San Francisco, California. We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing and administrative headcount, support increased product sales, broaden our customer base and incur additional costs to support our expanded global footprint and the overall growth in our business. We also expect legal, accounting and compliance costs to increase as a result of our becoming a public company.

Interest Expense, Interest Income and Other Income and Expense, Net

We receive interest income from our cash and cash equivalents and available-for-sale securities. Conversely, we incur interest expense from our long-term debt, bank line of credit, promissory notes and the amortization of debt discounts related to these items. Until the completion of the IPO, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest expense	$(1,760)	$(525)
Gain (loss) from changes in the fair value of convertible preferred stock warrants	(1,483)	277
Gain from expiration of unexercised warrants	765	—
Other income (expense), net	66	(125)

Interest expense was $1.8 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. The increase is primarily due to $1.2 million of non-cash interest expense in connection with a $5.0 million note and warrant agreement entered into in January 2011. We repaid all principal and interest outstanding under this note in February 2011 upon the completion of our IPO. There was no similar transaction or recognition of expense in the three months ended March 31, 2010. We expect interest expense to decrease in 2011 as we repay our outstanding debt.

(Loss) gain from changes in the fair value of preferred stock was a loss of $1.5 million for the three months ended March 31, 2011 compared to a $0.3 million gain for the three months ended March 31, 2010. The loss in 2011 was due to an increase in the warrant liability fair value through the completion of our IPO on February 10, 2011. Upon completion of our IPO, our outstanding preferred stock warrants were either converted into warrants to purchase common stock or expired unexercised, or were exercised for shares of our common stock. Liabilities related to the expired warrants were reversed and resulted in a gain reflected in other income; liabilities related to the warrants that were converted into warrants to purchase common stock and warrants that were exercised were reclassified to additional paid-in-capital.

Other income (expense) increased $0.2 million, to $0.1 million of income for the three months ended March 31, 2011 compared to a $0.1 million loss for the three months ended March 31, 2010 primarily due to favorable changes in foreign currency exchange gains and losses.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2011, we had $55.8 million of cash and cash equivalents and $21.9 million of available-for-sale securities. As of March 31, 2011, our working capital totaled $72.3 million. In February 2011, we completed our IPO of common stock which resulted in net proceeds to us of $76.9 million, net of underwriting discounts, commissions and offering expenses. Following the completion of our IPO, we paid the balance on our bank line of credit of $3.125 million, which is collateralized by our accounts receivable and provides us the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and paid all principal and interest outstanding of $5.0 million on the note and warrant agreement we entered into in January 2011.

As of March 31, 2011, the outstanding balance under our loan and security agreement was $14.3 million. The loan and security agreement has a maturity date of February 2013 and bears interest of 13.5% per annum upon which interest only payments were paid monthly through February 2011. Commencing in March 2011, we began making monthly payments of $0.6 million for principal and interest and will make an additional payment of $2.3 million in March 2012. The additional payment is being accreted as interest expense through the maturity date of February 2013. As of March 31, 2011, we were in compliance with all loan covenants.

The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash flow summary
Net cash used in operating activities	$(1,229)	$(2,953)
Net cash used in investing activities	(22,089)	(359)
Net cash provided by (used in) financing activities	73,440	(455)
Net increase (decrease) in cash and cash equivalents	50,108	(3,769)

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

Net cash used in operating activities was $1.2 million during the three months ended March 31, 2011. Net cash used in operating activities primarily consisted of our net loss of $7.3 million, changes in our operating assets and liabilities in the amount of $3.0 million, and non-cash expense items such as stock-based compensation of $0.8 million, depreciation and amortization of our property and equipment of $0.3 million, loss from changes in the fair value of convertible stock warrants of $1.5 million, gain from expiration of unexercised warrants of $0.8 million, and write off of debt discounts upon note repayment of $1.2 million.

Net Cash Used in Investing Activities

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

We used $22.1 million of cash in investing activities during the three months ended March 31, 2011 to invest a portion of the net proceeds from our IPO in available-for-sale securities and for purchases of capital equipment to support our infrastructure and manufacturing operations of $0.2 million.

Net Cash Provided by (Used In) Financing Activities

Prior to our IPO, we funded our operations principally through issuances of convertible preferred stock and long term debt.

We generated $73.4 million of cash from financing activities during the three months ended March 31, 2011 primarily from net proceeds from our IPO of $76.9 million and $5.0 million from subordinated secured promissory notes with existing stockholders, partially offset by the pay off of our line of credit balance of $3.1 million and repayment of the outstanding principal and interest on the subordinated secured promissory notes of $0.5 million.

Capital Resources

At March 31, 2011, our working capital was $72.3 million, including cash, cash equivalents and available-for-sale securities of $77.7 million. We have a bank line of credit agreement that is collateralized by our accounts receivable and provides us the ability to draw up to $7.0 million, subject to certain covenants and restrictions. In February 2011, we raised approximately $77.0 million from our IPO, net of underwriting discounts, commissions and offering expenses. During the three months ended March 31, 2011, our capital expenditures were $0.2 million. We are estimating capital expenditures to be higher in 2011 compared to 2010 primarily for the expansion of our manufacturing capacity, research and development equipment and sales demonstration and product support instruments to service our global customer base.

We believe our existing cash and cash equivalents including the net proceeds from our IPO, will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, the effect of competing technological and market developments and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is included in Note 1 of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore, where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of March 31, 2011 would not have been material. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $55.8 million at March 31, 2011. These amounts were held primarily in cash on deposit with banks, money market funds, and U.S. government agency securities which are short-term. We had $21.9 million in available-for-sale securities at March 31, 2011 held primarily in U.S. government agency securities with maturities of less than twelve months. Cash and cash equivalents and available-for-sale securities are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the period presented, our interest income would not have been materially affected.

As of March 31, 2011, the principal amount of our long-term debt outstanding was $14.3 million and we had no outstanding balance on our bank line of credit. The interest rates on our long-term debt are fixed. If overall interest rates had increased by 10% during the period presented, our interest expense would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently engaged in any material legal proceedings.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Business and Strategy

We have incurred losses since inception, and we expect to continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $7.3 million, $16.9 million, $19.1 million and $29.5 million during the three months ended March 31, 2011, and the years 2010, 2009 and 2008, respectively. As of March 31, 2011, we had an accumulated deficit of $206.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and significant expansion of our sales and marketing capabilities. Additionally, we expect that our selling, general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

We believe that our existing cash and cash equivalents, including the funds we raised in our initial public offering, will be sufficient to meet our anticipated cash requirements for at least the next 15 months. However, we may need to raise substantial additional capital to:

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

We first operated as a public company in February 2011. As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights”, which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our chips, which incorporate technology developed with U.S. government grants. As of December 2010, all of our commercial products, including microfluidic systems and chips are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, one of the licensors applied for a waiver of the domestic manufacturing requirement with respect to certain patents. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three year period commencing in July 2009. If in the future it were to be determined that we are in violation of the domestic manufacturing requirement and additional waivers of such requirement were either not requested or not granted, then the U.S. government could exercise its march-in rights. In addition, these licenses contain provisions relating to compliance with this domestic manufacturing requirement. If it were determined that we are not in compliance with these provisions and such non- compliance constituted a material breach of the licenses, the licenses could be terminated. Either the exercise of march-in rights or the termination of one or more of our licenses could materially adversely affect our business, operations and financial condition.

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

If stockholders holding shares of our common stock purchased prior to our public offering sell, or indicate an intention to sell, substantial amounts of their common stock in the public market the trading price of our common stock could decline. As of March 31, 2011 we had outstanding a total of 19,965,466 shares of common stock of which only the 6,392,083 shares of common stock sold in our public offering are currently freely tradable, without restriction, in the public market. Each of our directors and officers, and certain of our stockholders, has entered into lock-up agreements with the underwriter of our initial public offering that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our public offering are in effect through August 8, 2011, although they may be extended for up to an additional 34 days under certain circumstances. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of March 31, 2011, up to an additional 13,573,383 shares of common stock will be eligible for sale in the public market, 2,354,862 of which are held by directors and executive officers and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,103,963 shares of common stock that are issuable upon exercise of outstanding options as of March 31, 2011 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors and executive officers will continue to have substantial control over and could limit your ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2011, our current executive officers, directors and their affiliates beneficially owned or controlled approximately 14% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Between January 1, 2011 to March 31, 2011, we sold securities in transactions that were not registered under the Securities Act as set forth below.

We granted stock options to purchase 437,404 shares of our common stock at an exercise price of $8.3732 per share to certain of our employees, officers and directors under our 2009 Equity Incentive Plan, as amended, or 2009 Plan. In addition, we issued and sold an aggregate of 15,112 shares of our common stock to certain of our employees at prices ranging from $4.0828 to $4.4461 per share for an aggregate of $65,265 pursuant to exercises of options granted under the 2009 Plan. The sales and issuances of securities in these transactions were deemed to be exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701, or Section 4(2) of the Securities Act.

In January 2011, we issued and sold subordinated secured promissory notes with an aggregate principal amount of $5.0 million and warrants to purchase an aggregate of 103,182 shares of our preferred stock at an exercise price of $0.02 per share for aggregate consideration of $5.0 million to a total of 49 accredited investors, all of whom were existing investors of the Company and had substantial pre-existing relationships with us. Upon the closing of our IPO in February 2011, we issued an aggregate of 103,182 shares of common stock as the result of the exercise or net exercise of all of these warrants. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On February 9, 2011, our registration statements on Form S-1 (Nos. 333-170965 and 333-172146) relating to our IPO were declared effective by the SEC. Our IPO closed on February 15, 2011, and the net proceeds to us after under writing discounts, commissions, and offering expenses were approximately $77.0 million. Through March 31, 2011, the net proceeds have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $3.1 million for the repayment of our bank line of credit, $1.6 million for research and development expenses, $3.7 million for general corporate purposes including selling, general and administrative expenses, and $0.2 million for capital expenditures.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	Form 8-K	4.8A	April 4, 2011

10.18	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	Form 8-K	10.18	April 4, 2011

10.21A(1)	Amendment #1, executed on March 29, 2011 and effective as of March 15, 2011, to the Collaboration and Option Agreement dated May 17, 2010, by and between Novartis Vaccines & Diagnostics, Inc. and the registrant.	Form 8-K	10.21A	April 4, 2011

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

(1)	Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: May 11, 2011	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: May 11, 2011	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	Form 8-K	4.8A	April 4, 2011

10.18	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	Form 8-K	10.18	April 4, 2011

10.21A(1)	Amendment #1, executed on March 29, 2011 and effective as of March 15, 2011, to the Collaboration and Option Agreement dated May 17, 2010, by and between Novartis Vaccines & Diagnostics, Inc. and the registrant.	Form 8-K	10.21A	April 4, 2011

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

(1)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC.
(2)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.