Form 10-Q
period 2011-06-30
FLUIDIGM CORP
filed 2011-08-09
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2011, there were 19,992,765 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$10,129	$5,723
Available-for-sales securities	54,222	0
Accounts receivable (net of allowances of $467 at both June 30, 2011 and December 31, 2010)	10,316	8,100
Inventories	4,850	4,893
Prepaid expenses and other current assets	1,472	2,165

Total current assets	80,989	20,881
Property and equipment, net	2,539	2,328
Investment, at cost	1,340	1,340
Other non-current assets	787	252

Total assets	$85,655	$24,801

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,983	$3,155
Accrued compensation and related benefits	1,666	1,904
Other accrued liabilities	3,014	3,379
Deferred revenue, current portion	1,786	1,336
Long-term debt, current portion	8,310	4,561
Line of credit	0	3,125
Convertible preferred stock warrants	0	1,052

Total current liabilities	17,759	18,512
Long-term debt, net of current portion	4,696	10,139
Deferred revenue, net of current portion	577	426
Other non-current liabilities	318	341

Total liabilities	23,350	29,418

Commitments and contingencies

Convertible preferred stock issuable in series: $0.001 par value, 10,000 and 11,269 shares authorized at June 30, 2011 and December 31, 2010, respectively; 0 and 10,296 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	0	184,550
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 200,000 and 18,327 shares authorized at June 30, 2011 and December 31, 2010, respectively; 19,986 and 1,937 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	20	2
Additional paid-in capital	276,910	10,936
Accumulated other comprehensive loss	(774)	(778)
Accumulated deficit	(213,851)	(199,327)

Total stockholders’ equity (deficit)	62,305	(189,167)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$85,655	$24,801

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Product revenue	$9,711	$7,469	$18,123	$13,733
Collaboration revenue	754	75	921	75
Grant revenue	111	479	229	931

Total revenue	10,576	8,023	19,273	14,739

Costs and expenses:
Cost of product revenue	2,965	2,900	5,878	5,545
Research and development	3,422	3,447	6,642	6,635
Selling, general and administrative	7,843	5,902	15,285	12,023
Litigation settlement	3,000	0	3,000	0

Total costs and expenses	17,230	12,249	30,805	24,203

Loss from operations	(6,654)	(4,226)	(11,532)	(9,464)
Interest expense	(512)	(555)	(2,272)	(1,080)
(Loss) gain from changes in the fair value of convertible preferred stock warrants	0	(5)	(1,483)	272
Gain from expiration of unexercised warrants	0	0	765	0
Other income (expense), net	42	108	108	(17)

Loss before income taxes	(7,124)	(4,678)	(14,414)	(10,289)

Provision for income taxes	(62)	(141)	(110)	(155)

Net loss	(7,186)	(4,819)	(14,524)	(10,444)

Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	0	0	(9,900)	0

Net loss attributed to common stockholders	$(7,186)	$(4,819)	$(24,424)	$(10,444)

Net loss per share attributed to common stockholders, basic and diluted	$(0.36)	$(2.59)	$(1.58)	$(5.61)

Shares used in computing net loss per share attributed to common stockholders, basic and diluted	19,975	1,863	15,464	1,862

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(14,524)	$(10,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503	632
Stock-based compensation expense	1,328	846
Loss (gain) from changes in the fair value of convertible preferred stock warrants, net	1,483	(272)
Gain from expiration of unexercised warrants	(765)	0
Write-off of debt discount upon note repayment	1,157	0
Amortization of debt discount and issuance cost	122	186
Changes in assets and liabilities:
Accounts receivable	(2,245)	2,117
Inventories	42	(267)
Prepaid expenses and other assets	174	209
Accounts payable	(173)	(384)
Deferred revenue	600	834
Other liabilities	(610)	516

Net cash used in operating activities	(12,908)	(6,027)

Investing activities
Purchases of available-for-sale securities	(57,712)	0
Maturities of available-for-sale securities	3,490	0
Purchases of property and equipment	(714)	(658)
(Increase) decrease in restricted cash	(21)	131

Net cash used in investing activities	(54,957)	(527)

Financing activities
Proceeds from initial public offering, net of issuance costs	76,946	0
Proceeds from exercise of stock options	242	11
Proceeds from note	5,000	0
Repayment of note	(5,000)	0
Repayment of long-term debt	(1,831)	0
Repayment of line of credit	(3,125)	0

Net cash provided by financing activities	72,232	11

Effect of foreign exchange rate fluctuations on cash and cash equivalents	39	10

Net increase (decrease) in cash and cash equivalents	4,406	(6,533)

Cash and cash equivalents at beginning of period	5,723	14,602

Cash and cash equivalents at end of period	$10,129	$8,069

Supplemental disclosures of cash flow information
Conversion of convertible preferred stock to common stock upon initial public offering	$184,550	$0

Issuance of convertible preferred stock warrants in connection with note and warrant agreement and long-term debt	$1,157	$63

Extinguishment of convertible preferred stock warrants upon initial public offering	$765	$0

Conversion of convertible preferred stock warrants to common stock warrants	$1,535	$0

Net exercise of convertible preferred stock warrants	$1,391	$0

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year. The balance sheet as of December 31, 2010 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Amended and Restated Certificate of Incorporation

In February 2011, the Company amended and restated its Certificate of Incorporation. The amendment and restatement increased the total number of shares of stock authorized for issuance from 29,595,999 to 210,000,000, consisting of an increase in the number of shares of common stock authorized for issuance from 18,327,000 to 200,000,000 and a decrease in the number of shares of preferred stock authorized for issuance from 11,268,999 to 10,000,000.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2011, the Company amended and restated its Certificate of Incorporation decreasing the conversion price of its Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, the Company recognized a deemed dividend of $9,900,000 to reflect the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share.

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

Initial Public Offering

On February 9, 2011, the Company’s registration statement on Form S-1 relating to an initial public offering (IPO) of its common stock was declared effective by the SEC. Upon the closing of the IPO in February 2011, the Company sold 6,392,083 shares of common stock and received net cash proceeds of approximately $77.0 million. Concurrently, all outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock with the related carrying value of approximately $184,550,000 reclassified to common stock and additional paid-in capital.

Net Loss per Share Attributed to Common Stockholders

The Company’s basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The Company’s convertible preferred stock, options to purchase common stock and warrants to purchase convertible preferred stock are considered to be potential common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

The following potential common shares were excluded from the computation of diluted net loss per share attributed to common stockholders for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible preferred stock	0	10,239	0	10,239
Options to purchase common stock	2,314	1,660	2,229	1,615
Warrants to purchase convertible preferred stock	0	444	0	444

Investment

The Company has a minority equity investment in a privately-held company that is accounted for under the cost method of accounting. Under the cost method of accounting, investments in equity securities are carried at cost and are adjusted only for other-than-temporary declines in value. No such declines have been identified through June 30, 2011.

Comprehensive Loss

Comprehensive loss primarily consists of net loss and an immaterial amount of foreign currency translation adjustments for all periods presented.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

Adopted

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (FASB) ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables. The guidance impacts the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, the guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. The guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company adopted this guidance prospectively on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements. However, the adoption of this standard may result in revenue recognition patterns for future agreements that are materially different from those recognized for the Company’s past multiple-element arrangements.

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

Milestone Method of Revenue Recognition

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone or the increase in value to the collaboration resulting from the Company’s performance, relates solely to past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. The milestone method of revenue recognition is effective for new arrangements or existing arrangements which are materially modified for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company adopted this guidance prospectively on January 1, 2011. The election of the milestone method did not have a material impact on the Company’s condensed consolidated financial statements and is not expected to result in different accounting treatment for future substantive milestones earned after the date of this adoption. Non-substantive milestones will continue to be recognized over the remaining performance period.

Issued

Fair Value Measurement

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company is currently evaluating the impact on the Company’s condensed consolidated financial statements of adopting these amendments and cannot estimate the impact of adoption at this time.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

Legal Matters

From time to time, the Company may be involved in lawsuits, arbitrations, claims, investigations and proceedings, relating to intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions, if necessary, are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on the Company’s cash flows and liquidity.

3.	License and Collaboration Agreements

License Agreements

On June 30, 2011, the Company settled certain litigation and entered into a series of patent license agreements with Life Technologies Corporation and its subsidiary Applied Biosystems, LLC (collectively, Life). These agreements settled litigation filed by the Company against Life on June 29, 2011 in United States District Court for the Northern District of California and litigation filed by Life against the Company on June 29, 2011 in United States District Court for the District of Delaware. The agreements resulted in a net $3.0 million payment by the Company to Life, which was recognized as a litigation settlement expense in the Company’s June 30, 2011 condensed consolidated statement of operations because the agreement specified that the amount paid by the Company was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts are not expected to be material to the Company in future periods based on its current business.

Under the terms of the agreements, each party had the option, exercisable for thirty days from the date of the agreements, to limit or preclude certain patent litigation between the parties over the next two to four years. These rights were subject to certain exceptions and required an additional payment by the party exercising the option at the time of exercise. In July 2011, the Company exercised its option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against the Company’s customers for two years and against the Company, with respect to its current products and equivalent future products, for four years. The additional payment will be accounted for as an other asset and amortized to selling, general and administrative expense over 4 years on a straight-line basis beginning in July 2011. Life elected not to exercise its option.

In May 2011, the Company entered into an agreement with Caliper Life Sciences, Inc. to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend the license to cover additional fields. Under the agreement, the Company made an up-front payment of $625,000, which is subject to adjustment, and will have royalty obligations commencing in January 2012. The Company’s royalty payments are not expected to be material to the Company in future periods. Additional payments are due if the Company exercises its option to extend the license or if the up-front payment is adjusted upwards. The up-front payment is being recognized as cost of product revenue on a straight-line basis through December 31, 2017, which is the Company’s estimated useful life of the patents with respect to its current and future products.

Collaboration Agreement

In May 2010, the Company entered into a collaboration agreement to develop a new product and received an up-front payment of $750,000. Under the agreement, the Company is also eligible for milestone payments for the design and development of product prototypes.

In March 2011, the Company entered into an amendment to the collaboration agreement and received an additional $300,000. Under the amendment, certain milestones were modified and payment terms associated with satisfaction of the milestones were revised. The $750,000 up-front payment and the $300,000 payment received in March 2011 are being recognized on a straight-line basis through September 30, 2011, which is the Company’s estimated period of performance under the amended agreement.

The Company’s amended collaboration agreement provides for payments to the Company upon the achievement of milestones, such as the design and development of product prototypes. These product prototypes have not been previously produced by the Company and the achievement of these and other future milestones was uncertain at the time the Company entered into the collaboration agreement. The Company considers each of the milestones to be substantive and, accordingly, expects to recognize as revenue future payments received from such milestones as each milestone is achieved. The Company achieved two such milestones during the three months ended June 30, 2011 and recognized $0.5 million of milestone revenue. At June 30, 2011, one additional milestone remains with a potential future payment of $0.5 million.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Inventories

Inventories consist of the following as of (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$1,996	$2,401
Work-in-process	510	357
Finished goods	2,344	2,135

	$4,850	$4,893

5.	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and long-term debt. The carrying values of the Company’s cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximated their fair values due to the short period of time to maturity or repayment. The Company’s long-term debt bears interest at a rate commensurate with the Company’s risk profile and stage of development, and, as a result, management believes its carrying value approximates fair value. As a basis for considering fair value, the Company follows a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2011				December 31, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$2,189	$0	$0	$2,189	$32	$0	$0	$32
U.S. government and agency securities	0	53,787	0	53,787	0	0	0	0

Total assets measured at fair value	$2,189	$53,787	$0	$55,976	$32	$0	$0	$32

Liabilities
Convertible preferred stock warrants	$0	$0	$0	$0	$0	$0	$1,052	$1,052

Total liabilities measured at fair value	$0	$0	$0	$0	$0	$0	$1,052	$1,052

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the fair value of the Company’s Level III convertible preferred stock warrants during the six months ended June 30, 2011 were as follows (in thousands):

Balance, beginning of period	$1,052
Issuances	1,157
Exercises	(1,392)
Changes in fair value	1,483
Expiration of warrants	(765)
Conversion to common stock warrants	(1,535)

Balance, end of period	$0

The following table sets forth our financial assets that were measured at fair value as of June 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Money market funds	$2,189	$0	$0	$2,189
U.S. government and agency securities	53,784	11	(8)	53,787

Total assets measured at fair value	$55,973	$11	$(8)	$55,976

The contractual maturity date of all of the Company’s available-for-sale securities is within one year. The Company did not hold any available-for-sale securities as of December 31, 2010.

6.	Note and Warrant Purchase Agreement 2010

In January 2011, the Company entered into a Note and Warrant Purchase Agreement (the Note Agreement) with existing stockholders, including certain of the Company’s officers, under which the Company issued subordinated secured promissory notes (the Notes) with an aggregate principal amount of $5,000,000 bearing interest at 8% per year. The Notes matured on the earliest to occur of the closing of the next financing in which the Company issued and sold shares of capital stock of at least $25,000,000, a change of control as defined in the Note Agreement, or January 6, 2012. The Company’s obligations under the Notes were secured by the assets of the Company, excluding intellectual property, and were subordinated to senior indebtedness of the loan agreement entered into in March 2005, as amended (see Note 7) and the Line of Credit (see Note 8). In connection with the Note Agreement, the Company issued warrants to acquire a total of 103,182 shares of Series E-1 convertible preferred stock with an exercise price of $0.02 per share. The fair value of these warrants, based on a contemporaneous valuation, was $1,157,000 and was recognized as an original issue discount amortizable over the expected life of the borrowing. In connection with the IPO in February 2011, the warrants were exercised for 103,182 shares of common stock and the Company repaid all principal and interest outstanding under these Notes in February and March 2011. Upon the repayment of the Notes, the unamortized discount of $1,157,000 was immediately recognized as interest expense.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Long-Term Debt

The Company entered into a long-term loan agreement in March 2005 that was subsequently amended in 2006, 2008, 2009, and 2010. In connection with this long-term loan agreement and in conjunction with the various amendments thereto, the Company issued a total of 209,960 warrants to purchase shares of convertible preferred stock to the lender. As of June 30, 2011, the outstanding balance under this long-term loan agreement was $13,000,000 with interest accruing at 13.5% per annum and the loan maturing in February 2013. Commencing in March 2011, the Company began making monthly payments of $612,000 for principal and interest and will make an additional payment of $2,263,000 in March 2012. The additional payment is being recognized as interest expense using the effective interest method through the extended maturity date of February 2013. Upon completion of the IPO in February 2011, all 209,960 warrants to purchase preferred stock that were held by the lender were converted to warrants to purchase shares of common stock. The common stock warrants have an exercise price of $12.11 and expire at various dates though 2017. As of June 30, 2011, the Company was in compliance with all loan covenants under this long-term loan agreement.

8.	Line of Credit

In December 2010, the Company entered into a bank line of credit agreement (Line of Credit) that is collateralized by the Company’s accounts receivable and provided the Company with the ability to borrow up to $4,000,000, subject to certain covenants and other restrictions. The term of the Line of Credit is two years and it bears interest at the greater of (i) 5.50% or (ii) the prime rate, as defined in the Line of Credit, plus 2.25% per year. As of December 31, 2010, the outstanding balance on the Line of Credit was $3,125,000. In February 2011, the Company repaid all outstanding borrowings under the Line of Credit. In March 2011, the Line of Credit was amended to increase the credit limit to $7,000,000. At June 30, 2011, there was no outstanding balance on the Line of Credit and the Company was in compliance with its loan covenants.

9.	Convertible Preferred Stock Warrants

On February 10, 2011, the Company had total outstanding warrants to purchase 489,880 shares of convertible preferred stock that had been granted at various times since 2001. Warrants to purchase the Company’s convertible preferred stock were recognized at fair value using the Black-Scholes option-pricing model and classified as liabilities because the warrants may have conditionally obligated the Company to transfer assets at some point in the future. The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in gain (loss) from changes in the fair value of convertible preferred stock warrants, in the condensed consolidated statements of operations. The fair value of these warrants was approximately $3,691,000 at February 10, 2011, which was an increase in fair value of approximately $1,483,000 since December 31, 2010. Upon the closing of the IPO, approximately 103,182 of such warrants were net exercised and the related liability of $1,391,000 was reclassified to additional paid-in capital and 209,960 of such warrants were converted into warrants to purchase common stock and the related liability of $1,535,000 was reclassified to additional paid-in capital. The remaining 176,738 warrants expired unexercised and the related liability of $765,000 was recognized as other income in the six months ended June 30, 2011.

10.	Stock-Based Compensation

During the three months ended June 30, 2011, the Company granted to certain employees options to purchase 330,000 shares of common stock. During the six months ended June 30, 2011, the Company granted to certain employees options to purchase 828,000 shares of common stock. Of these options, 438,000 were granted with an exercise price of $8.37 per share, 385,000 were granted with exercise prices ranging from $14.31 to $14.90 per share, and the remainder were granted with an exercise price of $16.77 per share. These options had a total fair value of $5,053,000, of which $488,000 was immediately recognized as compensation expense because 66,500 of such options were fully vested upon grant while the remainder will vest over four years.

The computation of the fair value of stock options and other equity instruments using the Black-Scholes option pricing model requires inputs such as the fair value of the Company’s common stock. For options granted prior to the IPO in February 2011, the Company performed a contemporaneous valuation to determine the fair value of its common stock.

The Company recognized stock-based compensation expense of $538,000 and $417,000 during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $1,328,000 and $846,000, respectively. As of June 30, 2011, the Company had $5.2 million of unrecognized stock-based compensation costs, which are expected to be recognized over an average period of 3.3 years.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Income Taxes

Income tax expense for the three and six months ended June 30, 2011 was $62,000 and $110,000, respectively, and was comprised of state and foreign income taxes. The provision for income taxes for the periods differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets which the Company does not consider to be realizable.

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

The following table presents the Company’s product revenue by geography based on the billing address of the Company’s customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$5,164	$4,401	$9,306	$7,960
Europe	2,408	1,554	4,555	3,193
Japan	1,287	100	2,187	353
Asia Pacific	667	1,061	1,650	1,809
Other	185	353	425	418

Total	$9,711	$7,469	$18,123	$13,733

The Company’s collaboration revenue is primarily generated in the United States and grant revenue is generated in Singapore and the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, manufacture and market microfluidic systems for growth markets in the life science and agricultural biotechnology, or Ag-Bio, industries. Our proprietary microfluidic systems consist of instruments and consumables, including chips and reagents. These systems are designed to significantly simplify experimental workflow, increase throughput and reduce costs, while providing the excellent data quality demanded by customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We actively market three microfluidic systems including nine different commercial chips to leading pharmaceutical and biotechnology companies, academic institutions, diagnostic laboratories and Ag-Bio companies. We have sold over 400 systems to customers in over 25 countries worldwide through the date of this report.

Our total revenue grew from $15.3 million in 2008 to $33.6 million in 2010 and to $19.3 million in the six months ended June 30, 2011. We have incurred significant net losses since our inception in 1999 and as of June 30, 2011, our accumulated deficit was $213.9 million.

We distribute our microfluidic systems through our direct sales force and support organizations located in North America, Europe and Asia-Pacific and through distributors or sales agents in several European, Latin American, African, Middle Eastern and Asia-Pacific countries. Our manufacturing operations are located in Singapore. Our facility in Singapore manufactures our instruments and fabricates all of our chips for commercial sale and some chips for our own research and development purposes. Our South San Francisco facility fabricates chips for our own research and development purposes.

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

We believe that certain of our critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six-month periods ended June 30, 2011 as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2011.

Revenue

We generate revenue from sales of our products, collaboration agreements and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including chips and reagents. We also have entered into collaboration agreements, research and development contracts and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Instruments	$6,434	$4,940	$11,391	$9,059
Consumables	3,277	2,529	6,732	4,674

Product revenue	9,711	7,469	18,123	13,733
Collaboration revenue	754	75	921	75
Grant revenue	111	479	229	931

Total revenue	$10,576	$8,023	$19,273	$14,739

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
United States	$5,164	53%	$4,401	59%	$9,306	51%	$7,960	58%
Europe	2,408	25	1,554	21	4,555	25	3,193	23
Japan	1,287	13	100	1	2,187	12	353	3
Asia Pacific	667	7	1,061	14	1,650	9	1,809	13
Other	185	2	353	5	425	3	418	3

Total	$9,711	100%	$7,469	100%	$18,123	100%	$13,733	100%

Grant revenue is generated in Singapore and the United States. Collaboration revenue is primarily generated in the United States. As we expand our business internationally, we expect our product revenue from outside of the United States to increase as a percentage of our total product revenue.

Our customers include pharmaceutical and biotechnology companies, academic research institutions, diagnostic laboratories and Ag-Bio companies worldwide. Revenue from the five largest customers comprised 16% and 12% of our total revenue in the three and six-months ended June 30, 2011, respectively and 20% and 17% of our total revenue for the three and six-months ended June 30, 2010, respectively.

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

Total Revenue

Total revenue increased by $2.6 million, or 32%, to $10.6 million for the three months ended June 30, 2011 as compared to $8.0 million for the three months ended June 30, 2010.

Product Revenue

Product revenue increased by $2.2 million, or 30%, to $9.7 million for the three months ended June 30, 2011 as compared to $7.5 million for the three months ended June 30, 2010. Consumables revenue increased by $0.7 million, or 30%, resulting from the higher installed base of our instruments, and instrument revenue increased by $1.5 million, or 30%. Our instrument system unit sales volume increased by 21%, primarily driven by increased sales of our Access Array instrument which launched in the second half of 2009. The average selling price for instruments was higher for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to increased sales in Japan and Europe where average selling prices are higher, partially offset by increased sales of our Access Array instrument which has a lower average selling price than our BioMark and EP1 instruments.

We expect unit sales of both instruments and consumables to continue to increase in future periods as we continue our efforts to grow our customer base and expand our geographic market coverage. However, we expect the average selling prices of our instruments to fluctuate over time based on product mix and currency fluctuations.

Collaboration Revenue

Collaboration revenue was $0.8 million for the three months ended June 30, 2011 compared to $0.1 million in the three months ended June 30, 2010. The increase in collaboration revenue of $0.7 million is due to the achievement of two milestones from a fixed-fee research and development agreement that we entered into in May 2010. The arrangement provided for an up-front fee of $0.7 million which is being recognized over the term of the agreement, projected to be fifteen months. In March 2011, we amended the collaboration agreement and received an additional $0.3 million payment. Under the amendment, certain milestones and the payment terms associated with satisfaction of the milestones were modified. The total up-front and additional payment of $1.05 million is being recognized on a straight-line basis over the estimated performance period, through September 30, 2011. The arrangement also provides for milestone payments, which payments have been and are expected to be recognized as we achieve milestones.

Grant Revenue

Grant revenue consists of incentive grants from Singapore Economic Development Board, or EDB, and California Institute for Regenerative Medicine, or CIRM. Grant revenue decreased $0.4 million, or 77%, to $0.1 million for the three months ended June 30, 2011 compared to $0.5 million for the three months ended June 30, 2010. The decrease relates to a reduction in activity under the EDB grant agreements as we achieved certain milestones and reached the end of the grant periods.

Under our agreements with EDB, we were eligible to receive incentive grant payments from EDB, provided we satisfied certain agreed upon targets. Our agreements with EDB provided for incentive funding eligibility through May 2011. From January 1, 2008 through December 31, 2010, we recognized $4.3 million of grant revenue from EDB. During the three months ended June 30, 2011, we recognized an additional $4,000 of grant revenue from EDB. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Our first grant agreement with EDB was completed in July 2010 and has been officially closed by EDB with no adjustments. Our second grant agreement was completed in May 2011, and, based on correspondence with EDB, we believe that we have satisfied our obligations applicable to our EDB grant revenue through June 30, 2011.

We expect total grant revenue for 2011 and future periods to decrease significantly compared to 2010 as the first of our EDB grant agreements was completed in July 2010 and our second EDB grant agreement was completed in May 2011. We expect this decrease will be partially offset by grant revenue from CIRM resulting from a new grant of $1.9 million to be recognized over three years beginning in May 2011.

Cost of Product Revenue

The following table presents the cost of our product revenue and our product margin for each period presented (in thousands, other than percentages):

	Three Months Ended June 30,
	2011	2010
Cost of product revenue	$2,965	$2,900
Product margin	69%	61%

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

Cost of product revenue increased $0.1 million, or 2%, to $3.0 million for the three months ended June 30, 2011 from $2.9 million for the three months ended June 30, 2010 due to increased product sales. Cost of product revenue as a percentage of related revenue decreased to 31% for the three months ended June 30, 2011 compared to 39% for the three months ended June 30, 2010. This decrease was due to lower instrument costs, higher average selling prices, higher utilization of chip manufacturing capacity, and improved chip yields.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2011	2010
Research and development	$3,422	$3,447
Selling, general and administrative	7,843	5,902
Litigation settlement	3,000	0

Total operating expenses	$14,265	$9,349

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

Research and development expense was $3.4 million for each of the three months ended June 30, 2011 and June 30, 2010. During the three months ended June 30, 2011, decreases in compensation costs and related expenses of $0.2 million were offset by increases in consulting and professional fees of $0.2 million, as compared to the three months ended June 30, 2010. We believe that our continued investment in research and development is essential to our long-term competitive position and these expenses may increase in future periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $1.9 million, or 33%, to $7.8 million for the three months ended June 30, 2011, compared to $5.9 million for the three months ended June 30, 2010. The increase was primarily due to increased compensation costs and related expenses of $1.5 million resulting from increased headcount to support our business and revenue growth, increased legal and professional fees of $0.6 million, increased other costs of $0.4 million to support our public company requirements, partially offset by lower bad debt expense of $0.3 million and lower rent expense of $0.1 million resulting from our new lease on more favorable terms for our headquarters facility in South San Francisco, California. We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing and administrative headcount, support increased product sales, broaden our customer base and incur additional costs to support our expanded global footprint and the overall growth in our business. We also expect legal, accounting and compliance costs to increase as a result of our becoming a public company.

Litigation Settlement

On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements resulting in a net $3.0 million payment by us to Life Technologies and their subsidiary Applied Biosystems, LLC, referred to collectively as Life. The payment was recognized as litigation settlement expense in our June 30, 2011 condensed consolidated statement of operations because the agreement specified that the amount paid by us was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. We had no similar settlement in the three months ended June 30, 2010.

Interest Expense and Other Income and Expense, Net

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

	Three Months Ended June 30,
	2011	2010
Interest expense	$(512)	$(555)
Loss from changes in the fair value of convertible preferred stock warrants	—	(5)
Other income, net	42	108

Interest expense was $0.5 million for the three months ended June 30, 2011 compared to $0.6 million for the three months ended June 30, 2010. The decrease is primarily due to a reduction in loan principal as we began making principal payments on our long-term debt in March 2011. We expect interest expense to decrease in 2011 as we repay our outstanding debt.

Other income decreased $66,000, to $42,000 for the three months ended June 30, 2011 compared to $108,000 for the three months ended June 30, 2010 primarily due to unfavorable changes in foreign currency exchange gains and losses.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2010

Total Revenue

Total revenue increased by $4.5 million, or 31%, to $19.3 million for the six months ended June 30, 2011 as compared to $14.7 million for the six months ended June 30, 2010.

Product Revenue

Product revenue increased by $4.4 million, or 32%, to $18.1 million for the six months ended June 30, 2011 as compared to $13.7 million for the six months ended June 30, 2010. Consumables revenue increased by $2.1 million, or 44%, resulting from our higher installed base of instruments, and instrument revenue increased by $2.3 million, or 26%. Our instrument system unit sales volume increased by 28%, primarily driven by increased sales of our Access Array instrument. The average selling price for instruments was higher for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to increased sales in Japan and Europe where average selling prices are higher partially offset by increased sales of our Access Array instrument which has a lower average selling price than our BioMark and EP1 instruments.

Collaboration Revenue

Collaboration revenue increased by $0.8 million to $0.9 million for the six months ended June 30, 2011 compared to $0.1 million for the six months ended June 30, 2010. The increase in collaboration revenue is due to the achievement of three milestones related to a fixed-fee research and development agreement that we entered into in May 2010. The arrangement provided for an up-front fee of $0.7 million which is being recognized over the term of the agreement, projected to be 15 months. In March 2011, we amended the collaboration agreement and received an additional $0.3 million payment. Under the amendment, certain milestones and the payment terms associated with satisfaction of the milestones were modified. The total up-front and additional payment of $1.1 million is being recognized on a straight-line basis over the estimated performance period, through September 30, 2011. The arrangement also provides for milestone payments, which payments have been and are expected to be recognized as we achieve each milestone.

Grant Revenue

Grant revenue consists of incentive grants from the Singapore Economic Development Board, or EDB, and the California Institute for Regenerative Medicine, or CIRM. Grant revenue decreased $0.7 million, or 75%, to $0.2 million for the six months ended June 30, 2011 compared to $0.9 million for the six months ended June 30, 2010. The decrease relates to a reduction in activity under the EDB grant agreements as we achieved certain milestones and reached the end of the grant periods.

Under our agreements with EDB, we were eligible to receive incentive grant payments from EDB, provided we satisfied certain agreed upon targets. Our agreements with EDB provided for incentive funding eligibility through May 2011. From January 1, 2008 through December 31, 2010, we recognized $4.3 million of grant revenue from EDB. During the six months ended June 30, 2011, we recognized an additional $31,000 of grant revenue from EDB. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Our first grant agreement with EDB was completed in July 2010 and has been officially closed by EDB with no adjustments. Our second grant agreement with EDB was completed in May 2011 and based on correspondence with EDB, we believe that we have satisfied our obligations applicable to our EDB grant revenue through June 30, 2011.

Cost of Product Revenue

The following table presents the cost of our product revenue and our product margin for each period presented (in thousands, other than percentages):

	Six Months Ended June 30,
	2011	2010
Cost of product revenue	$5,878	$5,545
Product margin	68%	60%

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

Cost of product revenue increased $0.3 million, or 6%, to $5.9 million for the six months ended June 30, 2011 compared to $5.5 million for the six months ended June 30, 2010 due to increased product sales. Cost of product revenue as a percentage of related revenue decreased to 32% for the six months ended June 30, 2011 compared to 40% for the six months ended June 30, 2010. This decrease was due to lower instrument costs, higher average selling prices, higher utilization of chip manufacturing capacity and improved chip yields.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Research and development	$6,642	$6,635
Selling, general and administrative	15,285	12,023
Litigation settlement	3,000	0

Total operating expenses	$24,927	$18,658

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

Research and development expense was $6.6 million for each of the six months ended June 30, 2011 and June 30, 2010. During the six months ended June 30, 2011, increases in compensation costs and related expenses of $0.1 million and increases in consulting and professional fees of $0.1 million were offset by decreases in equipment related costs and depreciation of $0.2 million as older equipment became fully depreciated, as compared to the six months ended June 30, 2010.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $3.3 million, or 27%, to $15.3 million for the six months ended June 30, 2011, compared to $12.0 million for the six months ended June 30, 2010. The increase was primarily due to increased compensation costs and related expenses of $2.7 million resulting from increased headcount to support our business and revenue growth, increased other costs of $0.6 million to support our public company requirements and increased legal and professional fees of $0.6 million, partially offset by lower bad debt expense of $0.3 million and lower rent expense of $0.3 million resulting from our new lease on more favorable terms for our headquarters facility in South San Francisco, California.

Litigation Settlement

On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements resulting in a net $3.0 million payment by us to Life Technologies and their subsidiary Applied Biosystems, LLC (Life). The payment was recognized as litigation settlement expense in our June 30, 2011 condensed consolidated statement of operations because the agreement specified that the amount paid by us was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. We had no similar settlement in the six months ended June 30, 2010.

Interest Expense and Other Income and Expense, Net

We receive interest income from our cash and cash equivalents and available-for-sale securities. Conversely, we incur interest expense from our long-term debt, bank line of credit, promissory notes and the amortization of debt discounts related to these items. Until the completion of our IPO, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Interest expense	$(2,272)	$(1,080)
Gain (loss) from changes in the fair value of convertible preferred stock warrants	(1,483)	272
Gain from expiration of unexercised warrants	765	—
Other income (expense), net	108	(17)

Interest expense was $2.3 million for the six months ended June 30, 2011 compared to $1.1 million for the six months ended June 30, 2010. The increase is primarily due to $1.2 million of non-cash interest expense in connection with a $5.0 million note and warrant agreement entered into in January 2011. We repaid all principal and interest outstanding under this note in February 2011 upon the completion of our IPO. There was no similar transaction or recognition of expense in the six months ended June 30, 2010.

Gain (loss) from changes in the fair value of preferred stock was a loss of $1.5 million for the six months ended June 30, 2011 compared to a $0.3 million gain for the six months ended June 30, 2010. The loss in 2011 was due to an increase in the warrant liability fair value through the completion of our IPO on February 10, 2011. Upon completion of our IPO, our outstanding preferred stock warrants were either converted into warrants to purchase common stock or expired unexercised, or were exercised for shares of our common stock. Liabilities related to the expired warrants were reversed and resulted in a gain reflected in other income; liabilities related to the warrants that were converted into warrants to purchase common stock and warrants that were exercised were reclassified to additional paid-in-capital.

Other income increased $125,000 to $108,000 for the six months ended June 30, 2011 compared to a $17,000 loss for the six months ended June 30, 2010 primarily due to favorable changes in foreign currency exchange gains and losses.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2011, we had $10.1 million of cash and cash equivalents and $54.2 million of available-for-sale securities. As of June 30, 2011, our working capital was $63.2 million. In February 2011, we completed our IPO of common stock which resulted in net proceeds to us of approximately $77.0 million, net of underwriting discounts, commissions and offering expenses. Following the completion of our IPO, we paid the balance on our bank line of credit of $3.1 million, which is collateralized by our accounts receivable and provides us the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and paid all principal and interest outstanding of $5.0 million on the note and warrant agreement we entered into in January 2011.

As of June 30, 2011, the outstanding balance under our loan and security agreement was $13.0 million. The loan and security agreement has a maturity date of February 2013 and bears interest of 13.5% per annum upon which interest only payments were paid monthly through February 2011. Commencing in March 2011, we began making monthly payments of $0.6 million for principal and interest and will make an additional payment of $2.3 million in March 2012. The additional payment is being accreted as interest expense through the maturity date of February 2013. As of June 30, 2011, we were in compliance with all loan covenants.

The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flow summary
Net cash used in operating activities	$(12,908)	$(6,027)
Net cash used in investing activities	(54,957)	(527)
Net cash provided by financing activities	72,232	11
Net increase (decrease) in cash and cash equivalents	4,406	(6,533)

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

Net cash used in operating activities was $12.9 million during the six months ended June 30, 2011. Net cash used in operating activities primarily consisted of our net loss of $14.5 million, changes in our operating assets and liabilities in the amount of $2.2 million, and non-cash expense items such as stock-based compensation of $1.3 million, depreciation and amortization of our property and equipment of $0.5 million, loss from changes in the fair value of convertible stock warrants of $1.5 million, gain from expiration of unexercised warrants of $0.8 million, write off of debt discounts upon note repayment of $1.2 million and amortization of debt discount and issuance costs of $0.1 million.

Net cash used in operating activities was $6.0 million during the six months ended June 30, 2010. Net cash used in operating activities primarily consisted of our net loss of $10.4 million, changes in our operating assets and liabilities in the amount of $3.0 million, and non-cash expense items such as stock-based compensation of $0.8 million, depreciation and amortization of our property and equipment of $0.6 million, and amortization of debt discount and issuance costs of $0.2 million, partially offset by a gain from changes in the fair value of convertible stock warrants of $0.2 million.

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

We used $55.0 million of cash in investing activities during the six months ended June 30, 2011 to invest a portion of the net proceeds from our IPO in available-for-sale securities of $54.2 million and for purchases of capital equipment to support our infrastructure and manufacturing operations of $0.7 million.

We used $0.5 million of cash in investing activities during the six months ended June 30, 2010 primarily for purchases of capital equipment to support our infrastructure and manufacturing operations of $0.6 million, partially offset by a decrease in restricted cash of $0.1 million related to the favorable lease negotiations of our headquarters facility in South San Francisco, California.

Net Cash Provided by Financing Activities

Prior to our IPO, we funded our operations principally through issuances of convertible preferred stock and long term debt.

We generated $72.2 million of cash from financing activities during the six months ended June 30, 2011 primarily from net proceeds from our IPO of approximately $77.0 million and $5.0 million from subordinated secured promissory notes with existing stockholders and proceeds from exercise of stock options of $0.2 million, partially offset by the pay off of our line of credit balance of $3.1 million and repayment of the outstanding principal, interest on the subordinated secured promissory notes of $5.0 million and repayment of long-term debt of $1.8 million.

Capital Resources

At June 30, 2011, our working capital was $63.2 million, including cash, cash equivalents and available-for-sale securities of $64.3 million. We have a bank line of credit agreement that is collateralized by our accounts receivable and provides us the ability to draw up to $7.0 million, subject to certain covenants and restrictions. During the six months ended June 30, 2011, our capital expenditures were $0.7 million. We are estimating capital expenditures to be higher in 2011 compared to 2010 primarily for the expansion of our manufacturing capacity, research and development equipment and sales demonstration and product support instruments to service our global customer base.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, the effect of competing technological and market developments and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is included in Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore, where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of June 30, 2011 would not have been material. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $10.1 million at June 30, 2011. These amounts were held primarily in cash on deposit with banks, money market funds, and U.S. government agency securities which are short-term. We had $54.2 million in available-for-sale securities at June 30, 2011 held primarily in U.S. government agency securities with maturities of less than twelve months. Cash and cash equivalents and available-for-sale securities are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the period presented, our interest income would not have been materially affected.

As of June 30, 2011, the principal amount of our long-term debt outstanding was $13.0 million and we had no outstanding balance on our bank line of credit. The interest rates on our long-term debt are fixed. If overall interest rates had increased by 10% during the period presented, our interest expense would not have been materially affected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 29, 2011, we filed suit in the U.S. District Court for the Northern District of California against Life Technologies Corporation and its subsidiary Applied Biosystems LLC (collectively, “Life”) seeking declaratory judgment of non-infringement and invalidity of certain Life patents, and alleging infringement by Life of a patent owned by us. Later on June 29, 2011, Life filed suit against us in the U.S. District Court for the District of Delaware alleging we infringed two Life patents.

On June 30, 2011, we settled the foregoing suits and entered into a series of license agreements with Life. The agreements resulted in a net $3.0 million payment by us to Life and also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts are not expected to be material to us in the future based on our current expectations.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $14.5 million, $16.9 million, $19.1 million and $29.5 million during the six months ended June 30, 2011, and the years 2010, 2009 and 2008, respectively. As of June 30, 2011, we had an accumulated deficit of $213.9 million. These losses have resulted principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for significant expansion of our sales and marketing capabilities and research and product development. Additionally, we expect that our selling, general and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success depends, in part, on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost effective. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. Market acceptance of our systems will depend on many factors, including our ability to convince potential customers that our systems are an attractive alternative to existing technologies. Compared to some competing technologies, our microfluidic technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our microfluidic systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in customers choosing to retain their existing systems or to purchase systems other than ours.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. For example, in 2008, 2009 and 2010, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year as a result of one or more of the factors described above. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We compete with both established and development stage life science research and Ag-Bio companies that design, manufacture and market instruments for gene expression analysis, genotyping, PCR, other nucleic acid detection and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing and inkjet and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios and greater experience and scale in research and development, manufacturing and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Caliper Life Sciences, Inc., Illumina, Inc., Life Technologies Corporation, Luminex Corporation, Roche Applied Science, NanoString Technologies, Inc., QuantaLife, Inc., RainDance Technologies, Inc., Sequenom, Inc. and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products, including gene expression analysis, genotyping and sequencing. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets.

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

We have limited experience in marketing, selling and distributing our products. Our BioMark and EP1 systems for genomic analysis were introduced for commercial sale in 2006 and 2008, respectively. Our Access Array system for sample preparation was introduced for commercial sale in 2009, and our BioMark HD system for genomic analysis was introduced for commercial sale in 2011. We may not be able to market, sell and distribute our products effectively enough to support our planned growth.

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

The recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Sales to customers located in Japan represented approximately 13%, 9% and 12% of our product revenue for the fiscal years 2009 and 2010 and the six month period ended June 30, 2011, respectively. Although our sales in Japan in the first two quarters of 2011 were not adversely affected by these natural disasters, we can give no assurance that our future operating results will not be adversely affected.

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

We expect that our revenue in the foreseeable future will be derived primarily from sales of our microfluidic systems and chips to academic institutions and biotechnology, Ag-Bio and pharmaceutical companies and life science laboratories worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our system. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our microfluidic systems and chips. These reductions and delays may result from factors that are not within our control, such as:

•	changes in economic conditions;

•	natural disasters;

•	changes in government programs that provide funding to research institutions and companies;

•	changes in the regulatory environment affecting life science and Ag-Bio companies engaged in research and commercial activities;

•	differences in budget cycles across various geographies and industries;

•	market-driven pressures on companies to consolidate operations and reduce costs;

•	mergers and acquisitions in the life science and Ag-Bio industries; and

•	other factors affecting research and development spending.

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

Our success depends on our ability to develop new applications for our technology in existing and new markets, while improving the performance and cost effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including gene expression analysis, genotyping, digital polymerase chain reaction, or PCR, and single cell analyses, as well as potential markets for our products such as high-throughput DNA sequencing and molecular diagnostics applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

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

Under our collaboration agreements with Novartis Vaccines & Diagnostics, Inc., or Novartis V&D, our capabilities in digital PCR are being developed for potential in-vitro diagnostics applications, with an initial focus on the development of an NIPD test for fetal aneuploidies. These agreements provide Novartis V&D with an option to exclusively license our technology in the primary field of non-invasive testing for fetal aneuploidies and the secondary field of non-invasive testing of genetic abnormality, disease or condition in a fetus or in a pregnant woman (other than as tested in the primary field), RhD genotyping or carrier status in a pregnant woman and the genetic carrier status of a prospective mother and her male partner. Under these agreements, except with Novartis V&D, we cannot, directly or in collaboration with a third party, use, develop or sell any products or services in the primary field or the secondary field, other than for research applications in the secondary field. The agreements contain technical feasibility milestones in 2011 and may be terminated by Novartis V&D at any time. At Novartis V&D’s option, these agreements can be extended to encompass further research, development and commercialization of our products in the primary and secondary fields described above, which could take several years or more to complete. The agreements provide that if a test is commercialized, we would supply the required systems and chips for performance of such test.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	further our research and development; and

•	acquire and license technologies.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, the current applications of our BioMark system, which represented 34% of our product revenue in the six months ended June 30, 2011 and 43% of our product revenue in 2010, involve real-time quantitative polymerase chain reaction, or real-time qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

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

We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. In addition, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.

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

We believe our commercial manufacturing facility located in Singapore is sufficient to meet our short-term manufacturing needs. The current leases for our manufacturing facility in Singapore expire at various times from August 2011 through July 2013. In order to meet the long-term demand for our microfluidic systems, we believe that we will need to add to our existing manufacturing space in Singapore or move all of our manufacturing facilities to a new location in Singapore in 2012. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment and modifications to our manufacturing process and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities.

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

Our products are currently labeled and sold to biotechnology and pharmaceutical companies, academic institutions, and life sciences laboratories for research purposes only, and not diagnostic procedures. As research only products, they are not subject to regulation as medical devices by the U.S. Food and Drug Administration, or FDA, or comparable agencies of other countries. However, if we change the labeling of our products in the future to include diagnostic applications, our products or related applications could be subject to the FDA’s pre- and post-market regulations. For example, if we wish to label and market our products for use in performing clinical diagnostics, we would first need to obtain FDA premarket clearance or approval. Obtaining FDA clearance or approval can be expensive and uncertain, generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

Further, FDA may expand its jurisdiction over our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may use our research use only products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products or the LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Additionally, in June 2011 the FDA issued a draft guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The draft guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is offered for additional uses. These circumstances may include written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our research use only tests which may be used by our customers for clinical use, it could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

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

During 2008, 2009, 2010, and the six months ended June 30, 2011, approximately 48%, 46%, 45%, and 49%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional international areas. In addition, all of our commercial products are manufactured in Singapore. Our international business may be adversely affected by changing economic, political and regulatory conditions in foreign countries. Because the majority of our product sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our financial performance. In addition, if the value of the U.S. dollar decreases relative to the Singapore dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore. Furthermore, fluctuations in exchange rates could reduce our revenue, particularly with respect to grant revenue under agreements in Singapore, and affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

We began operating as a public company in February 2011. As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired, which could adversely affect our business and our stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, with respect to our 2011 fiscal year, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

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

Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in the PCR market and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., now Life Technologies Corporation, asserting that our BioMark system for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into a license agreement with Life Technologies Corporation which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.

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

We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights”, which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our chips, which incorporate technology developed with U.S. government grants. As of June 2011, all of our commercial products, including microfluidic systems and chips are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, one of the licensors applied for a waiver of the domestic manufacturing requirement with respect to certain patents. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three year period commencing in July 2009. If in the future it were to be determined that we are in violation of the domestic manufacturing requirement and additional waivers of such requirement were either not requested or not granted, then the U.S. government could exercise its march-in rights. In addition, these licenses contain provisions relating to compliance with this domestic manufacturing requirement. If it were determined that we are not in compliance with these provisions and such non- compliance constituted a material breach of the licenses, the licenses could be terminated. Either the exercise of march-in rights or the termination of one or more of our licenses could materially adversely affect our business, operations and financial condition.

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

If stockholders holding shares of our common stock purchased prior to our public offering sell, or indicate an intention to sell, substantial amounts of their common stock in the public market the trading price of our common stock could decline. As of June 30, 2011 we had outstanding a total of 19,979,565 shares of common stock of which only the 6,392,083 shares of common stock sold in our public offering are currently freely tradable, without restriction, in the public market. Each of our directors and officers, and certain of our stockholders, has entered into lock-up agreements with the underwriter of our initial public offering that restrict their ability to sell or transfer their shares. The lock-up agreements pertaining to our public offering are in effect through August 25, 2011, although they may be extended under certain circumstances. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of June 30, 2011, up to an additional 13,587,482 shares of common stock will be eligible for sale in the public market, 2,392,059 of which are held by directors and executive officers and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,460,203 shares of common stock that are issuable upon exercise of outstanding options as of June 30, 2011 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors and executive officers will continue to have substantial control over and could limit your ability to influence the outcome of key transactions, including changes of control.

As of June 30, 2011, our current executive officers, directors and their affiliates beneficially owned or controlled approximately 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 9, 2011, our registration statements on Form S-1 (Nos. 333-170965 and 333-172146) relating to our IPO were declared effective by the SEC. Our IPO closed on February 15, 2011, and the net proceeds to us after underwriting discounts, commissions, and offering expenses were approximately $77.0 million. Through June 30, 2011, the net proceeds have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $3.1 million for the repayment of our bank line of credit, $5.0 million for research and development expenses, $14.5 million for general corporate purposes including selling, general and administrative expenses, and $0.7 million for capital expenditures.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26	Acceptance Letter re Pioneer Incentive dated April 25, 2011 between Singapore Economic Development Board and the Registrant	8-K	10.1	8/5/11

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101(2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: August 8, 2011	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: August 8, 2011	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26	Acceptance Letter re Pioneer Incentive dated April 25, 2011 between Singapore Economic Development Board and the Registrant	8-K	10.1	8/5/11

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101(2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.