Form 10-Q
period 2011-09-30
FLUIDIGM CORP
filed 2011-11-14
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 20,243,627 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$11,881	$5,723
Available-for-sales securities	47,049	0
Accounts receivable (net of allowances of $479 and $467 at September 30, 2011 and December 31, 2010, respectively)	8,966	8,100
Inventories	5,836	4,893
Prepaid expenses and other current assets	2,300	2,165

Total current assets	76,032	20,881
Property and equipment, net	2,569	2,328
Investment, at cost	1,340	1,340
Other non-current assets	2,661	252

Total assets	$82,602	$24,801

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,679	$3,155
Accrued compensation and related benefits	1,854	1,904
Other accrued liabilities	2,710	3,379
Deferred revenue, current portion	1,818	1,336
Long-term debt, current portion	8,601	4,561
Line of credit	0	3,125
Convertible preferred stock warrants	0	1,052

Total current liabilities	19,662	18,512
Long-term debt, net of current portion	2,989	10,139
Deferred revenue, net of current portion	470	426
Other non-current liabilities	330	341

Total liabilities	23,451	29,418
Commitments and contingencies
Convertible preferred stock issuable in series: $0.001 par value, 10,000 and 11,269 shares authorized at September 30, 2011 and December 31, 2010, respectively; 0 and 10,296 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	0	184,550
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 200,000 and 18,327 shares authorized at September 30, 2011 and December 31, 2010, respectively; 20,232 and 1,937 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	20	2
Additional paid-in capital	278,213	10,936
Accumulated other comprehensive loss	(742)	(778)
Accumulated deficit	(218,340)	(199,327)

Total stockholders’ equity (deficit)	59,151	(189,167)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$82,602	$24,801

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$10,168	$7,150	$28,291	$20,883
License and collaboration revenue	256	900	1,177	975
Grant revenue	172	416	401	1,347

Total revenue	10,596	8,466	29,869	23,205

Costs and expenses:
Cost of product revenue	3,305	2,454	9,183	7,999
Research and development	3,293	3,462	9,935	10,097
Selling, general and administrative	8,053	5,649	23,338	17,672
Litigation settlement	0	0	3,000	0

Total costs and expenses	14,651	11,565	45,456	35,768

Loss from operations	(4,055)	(3,099)	(15,587)	(12,563)
Interest expense	(439)	(540)	(2,711)	(1,620)
(Loss) gain from changes in the fair value of convertible preferred stock warrants, net	0	0	(1,483)	272
Gain from expiration of unexercised warrants	0	0	765	0
Other income, net	25	246	133	229

Loss before income taxes	(4,469)	(3,393)	(18,883)	(13,682)
(Provision for) benefit from income taxes	(20)	13	(130)	(142)

Net loss	(4,489)	(3,380)	(19,013)	(13,824)
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	0	0	(9,900)	0

Net loss attributed to common stockholders	$(4,489)	$(3,380)	$(28,913)	$(13,824)

Net loss per share attributed to common stockholders, basic and diluted	$(0.22)	$(1.78)	$(1.70)	$(7.37)

Shares used in computing net loss per share attributed to common stockholders, basic and diluted	20,082	1,902	16,970	1,876

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(19,013)	$(13,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	890
Stock-based compensation expense	1,994	1,266
Loss (gain) from changes in the fair value of convertible preferred stock warrants, net	1,483	(272)
Gain from expiration of unexercised warrants	(765)	0
Write-off of debt discount upon note repayment	1,157	0
Amortization of debt discount and issuance cost	154	274
Changes in assets and liabilities:
Accounts receivable	(905)	1,511
Inventories	(943)	(1,642)
Prepaid expenses and other assets	(528)	472
Accounts payable	1,523	(419)
Deferred revenue	526	927
Other liabilities	(726)	1,570

Net cash used in operating activities	(15,287)	(9,247)

Investing activities
Purchases of available-for-sale securities	(60,542)	0
Sales and maturities of available-for-sale securities	13,492	0
Purchases of property and equipment	(997)	(1,130)
License agreement rights	(2,000)	0
(Increase) decrease in restricted cash	(21)	131

Net cash used in investing activities	(50,068)	(999)

Financing activities
Proceeds from initial public offering, net of issuance costs	76,946	0
Proceeds from exercise of stock options	876	31
Proceeds from exercise of convertible preferred stock warrants and issuance of convertible preferred stock, net of issuance costs	0	633
Proceeds from note	5,000	0
Repayment of note	(5,000)	0
Repayment of long-term debt	(3,265)	0
Repayment of line of credit	(3,125)	0

Net cash provided by financing activities	71,432	664
Effect of foreign exchange rate fluctuations on cash and cash equivalents	81	63

Net increase (decrease) in cash and cash equivalents	6,158	(9,519)
Cash and cash equivalents at beginning of period	5,723	14,602

Cash and cash equivalents at end of period	$11,881	$5,083

Supplemental disclosures of cash flow information
Conversion of convertible preferred stock to common stock upon initial public offering	$184,550	$0

Issuance of convertible preferred stock warrants in connection with note and warrant agreement and long-term debt	$1,157	$63

Extinguishment of convertible preferred stock warrants upon initial public offering	$765	$0

Conversion of convertible preferred stock warrants to common stock warrants	$1,535	$0

Net exercise of convertible preferred stock warrants	$1,391	$0

Extinguishment of convertible preferred stock warrants as part of preferred stock warrant exchange and exercise	$0	$72

See accompanying notes.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Fluidigm Corporation (the Company) was incorporated in the State of California on May 11, 1999, to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, the Company was reincorporated in the State of Delaware. The Company’s headquarters are located in South San Francisco, California. The Company develops, manufactures and markets microfluidic systems consisting of instruments and consumables, including chips and reagents, to leading pharmaceutical and biotechnology companies, academic institutions, diagnostic laboratories and agricultural biotechnology (Ag-Bio) companies in the life science and Ag-Bio industries. The Company’s proprietary microfluidic systems are designed to simplify experimental workflow, increase throughput, reduce costs, and provide quality data.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2010 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, income tax provisions, stock-based compensation, inventory valuation, and allowances for doubtful accounts. The Company bases its estimates on historical experience and on various relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Amended and Restated Certificate of Incorporation

In February 2011, the Company amended and restated its Certificate of Incorporation to increase the total number of shares of stock authorized for issuance from 29,595,999 to 210,000,000, consisting of an increase in the number of shares of common stock authorized for issuance from 18,327,000 to 200,000,000 and a decrease in the number of shares of preferred stock authorized for issuance from 11,268,999 to 10,000,000.

In January 2011, the Company amended and restated its Certificate of Incorporation to decrease the conversion price of its Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, the Company recognized a deemed dividend of $9,900,000, reflecting the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reverse Stock Split

On February 3, 2011, the Company effected a 1 for 1.73 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock, and changed the par value of the Company’s common and preferred stock from $0.0035 per share to $0.001 per share. All information relating to issued and outstanding common stock, convertible preferred stock, options to purchase common stock, warrants to purchase convertible preferred stock, and per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split and par value change for all periods presented.

Initial Public Offering

On February 9, 2011, the Company’s registration statement on Form S-1 relating to an initial public offering (IPO) of its common stock was declared effective by the SEC. Upon the closing of the IPO in February 2011, the Company sold 6,392,083 shares of common stock and received net cash proceeds of approximately $77.0 million. Concurrently, all outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock and the related carrying value of approximately $184.6 million was reclassified to common stock and additional paid-in capital.

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

The following potential common shares were excluded from the computation of diluted net loss per share attributed to common stockholders for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Convertible preferred stock	0	10,297	0	10,297
Options to purchase common stock	2,575	1,847	2,575	1,847
Warrants to purchase convertible preferred stock	0	387	0	387

Investment

The Company has a minority equity investment in a privately-held company that is accounted for under the cost method of accounting. Under the cost method of accounting, investments in equity securities are carried at cost and are adjusted only for other-than-temporary declines in value. No such declines have been identified through September 30, 2011.

Comprehensive Loss

Comprehensive loss primarily consists of net loss and an immaterial amount of foreign currency translation adjustments for all periods presented.

License Revenue

License revenue from sales of instruments under a license agreement (see Note 3) is recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur.

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

Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Matters

From time to time, the Company may be involved in lawsuits, arbitrations, claims, investigations and proceedings relating to intellectual property, commercial, employment and other matters which arise in the ordinary course of business. The Company makes provisions for liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on the Company’s cash flows and liquidity.

3.	License and Collaboration Agreements

License Agreements

On June 30, 2011, the Company entered into a series of patent license agreements with Life Technologies Corporation and its subsidiary, Applied Biosystems, LLC (collectively, Life). These agreements settled litigation filed by the Company against Life on June 29, 2011 in United States District Court for the Northern District of California and litigation filed by Life against the Company on June 29, 2011 in United States District Court for the District of Delaware. Pursuant to the terms of the agreements, the Company paid $3.0 million to Life, which was recognized as a litigation settlement expense in the Company’s condensed consolidated statement of operations because the agreements specified that the amount paid by the Company was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts are not expected to be material to the Company in future reporting periods based on its current business.

Under the terms of the agreements, each party had the option, exercisable for thirty days from the date of the agreements, to limit or preclude certain patent litigation between the parties for a period of two to four years. These rights were subject to certain exceptions and required an additional payment by the party exercising the option at the time of exercise. In July 2011, the Company exercised its option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against the Company’s customers for two years and against the Company, with respect to its current products and equivalent future products, for four years. The additional payment is being accounted for as an other asset and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The Company recognized $125,000 of amortization expense during the three months ended September 30, 2011. Life elected not to exercise its option.

In May 2011, the Company entered into an agreement with Caliper Life Sciences, Inc. (Caliper) to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend the license to cover additional fields. Additional payments are due if the Company exercises its option to extend the license. Under this agreement, the Company made an up-front payment of $0.6 million and will have royalty obligations commencing in January 2012. In August 2011, the Company entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which the Company is obligated to make royalty payments was shortened, with the last payment due in mid-2018. The aggregate $1.1 million of payments made to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when the Company’s royalty payment obligations terminate. The Company’s royalty payments are not expected to be material to the Company in future reporting periods.

Collaboration Agreement

In May 2010, the Company entered into a collaboration agreement to develop a new product and received an up-front payment of $0.7 million. Additionally, the collaboration agreement provides for payments to the Company upon the achievement of multiple defined milestones related to the design and development of product prototypes. The agreement sets forth detailed scope of work, tasks, and metrics for each milestone. These product prototypes have not been previously produced by the Company and the achievement of these and other future milestones was uncertain at the time the Company entered into the collaboration agreement. The Company considers each of the milestones to be substantive and, accordingly, expects to recognize any future payments received from meeting such milestones as revenue, if and when each milestone is achieved.

In March 2011, the Company entered into an amendment to the collaboration agreement and received an additional $0.3 million. Under the amendment, certain milestones were modified and payment terms associated with satisfaction of the milestones were revised. Through July 2011, the $0.7 million up-front payment and the $0.3 million payment received in March 2011 were being recognized on a straight-line basis through September 30, 2011, which was management’s best estimate of its period of performance under the amended agreement. During July 2011, the Company reassessed the period of performance and extended it through November 2011. This change in estimate did not have a material impact on the recognition of the remaining deferred revenue under the collaboration agreement for the three or nine months ended September 30, 2011.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company achieved two milestones under the collaboration agreement during the six months ended June 30, 2011 and recognized $0.5 million of milestone revenue. For the three months ended September 30, 2011, no milestones were due or achieved. At September 30, 2011, potential future payments totaling $0.5 million remained available to the Company under the collaboration agreement upon achievement of one additional milestone and the submission of a final report.

4.	Inventories

Inventories consist of the following as of (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$2,269	$2,401
Work-in-process	873	357
Finished goods	2,694	2,135

	$5,836	$4,893

5.	Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and long-term debt. The Company’s cash equivalents, available-for-sale securities, accounts receivable and accounts payable have short maturity or repayment periods. Accordingly, their carrying values approximated their fair values. The Company’s long-term debt bears interest at a rate commensurate with the Company’s risk profile and stage of development, and, as a result, management believes its carrying value approximates fair value. As a basis for considering fair value, the Company follows a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

	September 30, 2011				December 31, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$2,124	$0	$0	$2,124	$32	$0	$0	$32
U.S. government and agency securities	0	47,049	0	47,049	0	0	0	0

Total assets measured at fair value	$2,124	$47,049	$0	$49,173	$32	$0	$0	$32

Liabilities
Convertible preferred stock warrants	$0	$0	$0	$0	$0	$0	$1,052	$1,052

Total liabilities measured at fair value	$0	$0	$0	$0	$0	$0	$1,052	$1,052

Changes in the fair value of the Company’s Level III convertible preferred stock warrants during the nine months ended September 30, 2011 were as follows (in thousands):

Balance, beginning of period	$1,052
Issuances	1,157
Exercises	(1,392)
Changes in fair value	1,483
Expiration of warrants	(765)
Conversion to common stock warrants	(1,535)

Balance, end of period	$0

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of available-for-sale securities at September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$47,040	$11	$(2)	$47,049

The contractual maturity dates of $45.6 million of the Company’s available-for-sale securities are within one year. The contractual maturity dates of the Company’s remaining securities are less than two years and such securities will be realized within one year. The Company did not hold any available-for-sale securities at December 31, 2010.

The following is a summary of cash and cash equivalents (in thousands):

	September 30, 2011	December 31, 2010
Cash	$9,757	$5,691
Money market funds	2,124	32

Cash and cash equivalents	$11,881	$5,723

6.	Note and Warrant Purchase Agreement 2011

In January 2011, the Company entered into a Note and Warrant Purchase Agreement (the Note Agreement) with existing stockholders, including certain of the Company’s officers, under which the Company issued subordinated secured promissory notes (the Notes) with an aggregate principal amount of $5.0 million bearing interest at 8% per year. The Notes matured on the earliest to occur of the closing of the next financing in which the Company issued and sold shares of capital stock and raised at least $25.0 million, a change of control as defined in the Note Agreement, or January 6, 2012. The Company’s obligations under the Notes were secured by the assets of the Company, excluding intellectual property, and were subordinated to senior indebtedness of the loan agreement entered into in March 2005, as amended (see Note 7), and the Line of Credit (see Note 8). In connection with the Note Agreement, the Company issued warrants to acquire a total of 103,182 shares of Series E-1 convertible preferred stock with an exercise price of $0.02 per share. The fair value of these warrants, based on a contemporaneous valuation, was $1.2 million and was recognized as an original issue discount amortizable over the expected life of the borrowing. In connection with the IPO in February 2011, the warrants were exercised for 103,182 shares of common stock and the Company repaid all principal and interest outstanding under these Notes in February and March 2011. Upon repayment of the Notes, the unamortized discount of $1.2 million was immediately recognized as interest expense.

7.	Long-Term Debt

The Company entered into a long-term loan agreement in March 2005 that was subsequently amended in 2006, 2008, 2009, and 2010. In connection with this long-term loan agreement, as amended, the Company issued a total of 209,960 warrants to purchase shares of convertible preferred stock to the lender. Commencing in March 2011, the Company began making principal and interest payments totaling $0.6 million per month and will make an additional payment of $2.3 million in March 2012. Using the effective interest method, the majority of the additional payment was accrued as interest expense in periods prior to 2010 with the remainder being recognized through the extended maturity date of February 2013. As of September 30, 2011, the outstanding balance under this long-term loan agreement was $11.6 million, including the additional payment of $2.3 million that is included in the current portion of long-term debt on the condensed consolidated balance sheet at September 30, 2011. Upon completion of the IPO in February 2011, all 209,960 warrants to purchase shares of convertible preferred stock that were held by the lender were converted to warrants to purchase shares of common stock. In July 2011, the lender net exercised all 209,960 warrants at an exercise price of $12.11 and was issued 70,731 shares of common stock. As of September 30, 2011, the Company was in compliance with its loan covenants under this agreement.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Line of Credit

In December 2010, the Company entered into a bank line of credit agreement (Line of Credit) that is collateralized by the Company’s accounts receivable. The Line of Credit provided the Company with the ability to borrow up to $4.0 million for a period of two years, subject to certain covenants and other restrictions, and bears interest at a rate of the greater of (i) 5.50% or (ii) the prime rate, as defined in the Line of Credit, plus 2.25% per year. As of December 31, 2010, the outstanding balance on the Line of Credit was $3.1 million. In February 2011, the Company repaid all outstanding borrowings under the Line of Credit. In March 2011, the Line of Credit was amended to increase the credit limit to $7.0 million. At September 30, 2011, there was no outstanding balance on the Line of Credit and the Company was in compliance with its loan covenants.

9.	Convertible Preferred Stock Warrants

On February 10, 2011, the Company had total outstanding warrants to purchase 489,880 shares of convertible preferred stock that had been granted at various times since 2001. Warrants to purchase the Company’s convertible preferred stock were recognized at fair value using the Black-Scholes option-pricing model and classified as liabilities because the warrants may have conditionally obligated the Company to transfer assets at some point in the future. The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in the condensed consolidated statements of operations as gain (loss) from changes in the fair value of convertible preferred stock warrants. The fair value of these warrants was approximately $3.7 million at February 10, 2011, which was an increase in fair value of approximately $1.5 million since December 31, 2010. Upon the closing of the IPO, approximately 103,182 of such warrants were net exercised and the related liability of $1.4 million was reclassified to additional paid-in capital; 209,960 of such warrants were converted into warrants to purchase common stock and the related liability of $1.5 million was reclassified to additional paid-in capital; and the remaining 176,738 warrants expired unexercised and the related liability of $0.8 million was recognized as other income.

10.	Stock-Based Compensation

During the three and nine months ended September 30, 2011, the Company granted to certain employees options to purchase 299,000 and 1,127,000 shares of common stock, respectively. Of these options, 438,000 were granted with an exercise price of $8.37 per share, 285,000 were granted with exercise prices ranging from $13.08 to $13.93 per share, 385,000 were granted with exercise prices ranging from $14.31 to $14.90 per share, and the remainder were granted with exercise prices ranging from $16.77 to $16.96 per share. These options had a total fair value of $7.1 million, of which $0.4 million was immediately recognized as compensation expense because 66,500 of such options were fully vested upon grant while the remainder will vest over four years.

The computation of the fair value of stock options and other equity instruments using the Black-Scholes option pricing model requires inputs such as the fair value of the Company’s common stock. For options granted prior to the IPO in February 2011, the Company performed a contemporaneous valuation to determine the fair value of its common stock.

The Company recognized stock-based compensation expense of $0.7 million and $0.4 million during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $2.0 million and $1.3 million, respectively. As of September 30, 2011, the Company had $6.6 million of unrecognized stock-based compensation costs, which are expected to be recognized over a weighted average period of 3.1 years.

11.	Income Taxes

Income taxes are primarily comprised of state and foreign income taxes. The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets which the Company does not consider to be realizable.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Information about Geographic Areas

The Company has a single reporting segment, which is the development, manufacturing, and commercialization of microfluidic systems consisting of instruments and consumables, including chips and reagents, for the life science and Ag-Bio industries.

The following table presents product revenue by geography based on the billing address of the Company’s customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$6,056	$4,069	$15,362	$12,028
Europe	2,466	1,574	7,021	4,768
Asia Pacific	1,134	245	2,784	2,053
Japan	472	1,215	2,659	1,568
Other	40	47	465	466

Total	$10,168	$7,150	$28,291	$20,883

The Company’s license and collaboration revenue is primarily generated in the United States and grant revenue is generated in Singapore and the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Overview

We develop, manufacture and market microfluidic systems for growth markets in the life science and agricultural biotechnology, or Ag-Bio, industries. Our proprietary microfluidic systems consist of instruments and consumables, including chips and reagents. These systems are designed to significantly simplify experimental workflow, increase throughput and reduce costs, while providing the excellent data quality demanded by customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We actively market three microfluidic systems, including chips and reagents, to leading pharmaceutical and biotechnology companies, academic institutions, diagnostic laboratories and Ag-Bio companies. We have sold over 440 systems to customers in over 25 countries worldwide through the date of this report.

Our total revenue grew from $15.3 million in 2008 to $33.6 million in 2010 and to $29.9 million for the nine months ended September 30, 2011. We have incurred significant net losses since our inception in 1999 and our accumulated deficit was $218.3 million as of September 30, 2011.

We distribute our microfluidic systems through our direct sales force and support organizations located in North America, Europe and Asia-Pacific and through distributors or sales agents in several European, Latin American, African, Middle Eastern and Asia-Pacific countries. Our manufacturing operations are located in Singapore. Our facility in Singapore manufactures our instruments and fabricates all of our chips for commercial sale and some chips for our own research and development purposes. Our South San Francisco facility fabricates chips for our own research and development purposes and obtains or produces reagents and assays for sale.

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

We believe that certain of our critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine month periods ended September 30, 2011 as compared to those disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2011.

Revenue

We generate revenue from sales of our products, collaboration agreements and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including chips and reagents. We also have entered into license and collaboration agreements and research and development contracts, and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Instruments	$6,437	$4,973	$17,828	$14,032
Consumables	3,731	2,177	10,463	6,851

Product revenue	10,168	7,150	28,291	20,883
License and collaboration revenue	256	900	1,177	975
Grant revenue	172	416	401	1,347

Total revenue	$10,596	$8,466	$29,869	$23,205

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
United States	$6,056	60%	$4,069	57%	$15,362	54%	$12,028	58%
Europe	2,466	24%	1,574	22%	7,021	25%	4,768	23%
Asia Pacific	1,134	11%	245	3%	2,784	10%	2,053	10%
Japan	472	5%	1,215	17%	2,659	9%	1,568	7%
Other	40	0%	47	1%	465	2%	466	2%

Total	$10,168	100%	$7,150	100%	$28,291	100%	$20,883	100%

Grant revenue is generated in Singapore and the United States. License and collaboration revenue is primarily generated in the United States. As we expand our business internationally, we expect our product revenue from outside of the United States to increase as a percentage of our total product revenue.

Our customers include pharmaceutical and biotechnology companies, academic research institutions, diagnostic laboratories and Ag-Bio companies worldwide. Revenue from our five largest customers in each of the three and nine months ended September 30, 2011 comprised 22% and 13% of our total revenue during such periods, respectively. Revenue from our five largest customers in each of the three and nine months ended September 30, 2010 comprised 18% and 14% of our total revenue during such periods, respectively.

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

Total Revenue

Total revenue increased by $2.1 million, or 25%, to $10.6 million for the three months ended September 30, 2011 as compared to $8.5 million for the three months ended September 30, 2010.

Product Revenue

Product revenue increased by $3.0 million, or 42%, to $10.2 million for the three months ended September 30, 2011 as compared to $7.2 million for the three months ended September 30, 2010. Consumables revenue increased by $1.6 million, or 71%, resulting from the higher installed base of our instruments and revenue from our assays, which were launched in the second quarter of 2011. Instrument revenue increased by $1.5 million, or 29%, as our instrument system unit sales volume increased by 34%, primarily driven by increased sales of our Access Array instrument. The average selling price for instruments was higher for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to sales of our BioMark HD instrument which launched in February 2011, partially offset by increased sales of our Access Array instrument which has a lower average selling price than our BioMark and EP1 instruments.

We expect unit sales of both instruments and consumables to continue to increase in future periods as we continue our efforts to grow our customer base and expand our geographic market coverage. However, we expect the average selling prices of our instruments to fluctuate over time based on product mix and currency fluctuations.

License and Collaboration Revenue

License and collaboration revenue was $0.3 million for the three months ended September 30, 2011 compared to $0.9 million for the three months ended September 30, 2010. In the three months ended September 30, 2010, we achieved two milestones under a fixed-fee research and development agreement and received milestone payments during that period. For the three months ended September 30, 2011, no milestones were due or achieved, which resulted in the decrease in license and collaboration revenue of $0.6 million in the three months ended September 30, 2011 as compared to the same period in 2010.

The agreement provided for an up-front fee of $0.7 million which is being recognized on a straight-line basis over the estimated period of performance under the agreement. In March 2011, we amended the collaboration agreement and received an additional $0.3 million payment. Under the amendment, certain milestones and the payment terms associated with satisfaction of the milestones were modified. Through July 2011, the $0.7 million up-front payment and the $0.3 million payment received in March 2011 were being recognized on a straight-line basis through September 30, 2011, which was management’s best estimate of its period of performance under the amended agreement. During July 2011, we reassessed the period of performance and extended it through November 2011. This change in estimate did not have a material impact on the recognition of the remaining deferred revenue under the collaboration agreement.

Grant Revenue

Grant revenue consists of incentive grants from Singapore Economic Development Board, or EDB, and California Institute for Regenerative Medicine, or CIRM. Grant revenue decreased $0.2 million, or 59%, to $0.2 million for the three months ended September 30, 2011 compared to $0.4 million for the three months ended September 30, 2010. The decrease relates to a reduction in activity under the EDB grant agreements as we achieved certain milestones and reached the end of the grant periods.

Under our agreements with EDB, we were eligible to receive incentive grant payments from EDB, provided we satisfied certain agreed upon targets. Our agreements with EDB provided for incentive funding eligibility through May 2011. From January 1, 2008 through December 31, 2010, we recognized $4.3 million of grant revenue from EDB. During the three months ended September 30, 2011, we recognized $10,000 of grant revenue from EDB. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Our first grant agreement with EDB was completed in July 2010 and has been officially closed by EDB with no adjustments. Our second grant agreement was completed in May 2011, and, based on correspondence with EDB, we believe that we have satisfied our obligations applicable to our EDB grant revenue through September 30, 2011.

We expect total grant revenue for 2011 and future periods to decrease compared to 2010 as the first of our EDB grant agreements was completed in July 2010 and our second EDB grant agreement was completed in May 2011. We expect this decrease will be partially offset by grant revenue from CIRM resulting from a new grant of $1.9 million to be recognized over three years beginning in May 2011.

Cost of Product Revenue

The following table presents the cost of our product revenue and our product margin for each period presented (in thousands, other than percentages):

	Three Months Ended September 30,
	2011	2010
Cost of product revenue	$3,305	$2,454
Product margin	67%	66%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, and installation, warranty, service, packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. Costs related to license and collaboration and grant revenue are included in research and development expense.

Cost of product revenue increased $0.9 million, or 35%, to $3.3 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010 due to increased product sales. Cost of product revenue as a percentage of related revenue decreased to 33% for the three months ended September 30, 2011 compared to 34% for the three months ended September 30, 2010. This decrease was primarily due to lower instrument costs, partially offset by higher chip manufacturing costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended September 30,
	2011	2010
Research and development	$3,293	$3,462
Selling, general and administrative	8,053	5,649

Total operating expenses	$11,346	$9,111

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

Research and development expense was $3.3 million for the three months ended September 30, 2011 and $3.5 million for the three months ended September 30, 2010. The decrease in research and development expense was primarily due to lower compensation costs and related expenses of $0.1 million, and lower equipment and lab related expenses of $0.1 million, partially offset by increases in consulting and professional fees of $0.1 million, as compared to the three months ended September 30, 2010. We believe that our continued investment in research and development is essential to our long-term competitive position and these expenses may increase in future periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $2.4 million, or 43%, to $8.1 million for the three months ended September 30, 2011 compared to $5.6 million for the three months ended September 30, 2010. The increase was primarily due to increased compensation costs and related expenses of $1.2 million resulting from increased headcount to support our business and revenue growth, increased legal and professional fees of $0.8 million, increased other costs of $0.4 million to support our public company requirements and increased advertising and promotion costs of $0.2 million, partially offset by lower rent expense of $0.1 million resulting from the more favorable terms of our new lease for our headquarters facility in South San Francisco, California. We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing and administrative headcount, support increased product sales, broaden our customer base and incur additional costs to support our expanded global footprint and the overall growth in our business. We also expect legal, accounting and compliance costs to increase as a result of being a public company.

Interest Expense and Other Income and Expense, Net

We receive interest income from our cash and cash equivalents and available-for-sale securities. Conversely, we incur interest expense from our long-term debt, bank line of credit, promissory notes and the amortization of debt discounts related to these items. Until the completion of the initial public offering, or IPO, of our common stock, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands):

	Three Months Ended September 30,
	2011	2010
Interest expense	$(439)	$(540)
Other income, net	25	246

Interest expense was $0.4 million for the three months ended September 30, 2011 compared to $0.5 million for the three months ended September 30, 2010. The decrease is primarily due to a reduction in loan principal as we began making principal payments on our long-term debt in March 2011. We expect interest expense to decrease in 2011 compared to 2010 as we repay our outstanding debt.

Other income decreased $221,000 to $25,000 for the three months ended September 30, 2011 compared to $246,000 for the three months ended September 30, 2010, primarily due to unfavorable changes in foreign currency exchange gains and losses.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

Total Revenue

Total revenue increased by $6.7 million, or 29%, to $29.9 million for the nine months ended September 30, 2011 as compared to $23.2 million for the nine months ended September 30, 2010.

Product Revenue

Product revenue increased by $7.4 million, or 35%, to $28.3 million for the nine months ended September 30, 2011 as compared to $20.9 million for the nine months ended September 30, 2010. Consumables revenue increased by $3.6 million, or 53%, resulting from our higher installed base of instruments and revenue from our assays, which were launched in the second quarter of 2011. Instrument revenue increased by $3.8 million, or 27%, as our instrument system unit sales volume increased by 30%, primarily driven by increased sales of our Access Array instrument. The average selling price for instruments was higher for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to increased sales in Japan and Europe where average selling prices are higher, partially offset by increased sales of our Access Array instrument which has a lower average selling price than our BioMark and EP1 instruments.

License and Collaboration Revenue

License and collaboration revenue increased by $0.2 million to $1.2 million for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010. The increase in license and collaboration revenue is due to a fixed-fee research and development agreement that we entered into in May 2010. The agreement provided for an up-front fee of $0.7 million which is being recognized on a straight-line basis over the estimated performance period under the agreement. In March 2011, we amended the collaboration agreement and received an additional $0.3 million payment. Under the amendment, certain milestones and the payment terms associated with satisfaction of the milestones were modified. Through July 2011, the $0.7 million up-front payment and the $0.3 million payment received in March 2011 were being recognized on a straight-line basis through September 30, 2011, which was management’s best estimate of its period of performance under the amended agreement. During July 2011, we reassessed the period of performance and extended it through November 2011. This change in estimate did not have a material impact on the recognition of the remaining deferred revenue under the collaboration agreement.

Grant Revenue

Grant revenue consists of incentive grants from EDB and CIRM. Grant revenue decreased $0.9 million, or 70%, to $0.4 million for the nine months ended September 30, 2011 compared to $1.3 million for the nine months ended September 30, 2010. The decrease relates to a reduction in activity under the EDB grant agreements as we achieved certain milestones and reached the end of the grant periods.

Under our agreements with EDB, we were eligible to receive incentive grant payments from EDB, provided we satisfied certain agreed upon targets. Our agreements with EDB provided for incentive funding eligibility through May 2011. From January 1, 2008 through December 31, 2010, we recognized $4.3 million of grant revenue from EDB. During the nine months ended September 30, 2011, we recognized an additional $41,000 of grant revenue from EDB. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Our first grant agreement with EDB was completed in July 2010 and has been officially closed by EDB with no adjustments. Our second grant agreement with EDB was completed in May 2011 and, based on correspondence with EDB, we believe that we have satisfied our obligations applicable to our EDB grant revenue through September 30, 2011.

Cost of Product Revenue

The following table presents the cost of our product revenue and our product margin for each period presented (in thousands, other than percentages):

	Nine Months Ended September 30,
	2011	2010
Cost of product revenue	$9,183	$7,999
Product margin	68%	62%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, and installation, warranty, service, packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. Costs related to license and collaboration and grant revenue are included in research and development expense.

Cost of product revenue increased $1.2 million, or 15%, to $9.2 million for the nine months ended September 30, 2011 compared to $8.0 million for the nine months ended September 30, 2010 due to increased product sales. Cost of product revenue as a percentage of related revenue decreased to 32% for the nine months ended September 30, 2011 compared to 38% for the nine months ended September 30, 2010. This decrease was primarily due to lower instrument costs and higher instrument average selling prices, and to a lesser extent lower chip manufacturing costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Research and development	$9,935	$10,097
Selling, general and administrative	23,338	17,672
Litigation settlement	3,000	—

Total operating expenses	$36,273	$27,769

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

Research and development expense was $9.9 million for the nine months ended September 30, 2011 compared to $10.1 million for the nine months ended September 30, 2010. The decrease in research and development expense was primarily related to decreases in equipment related costs and depreciation of $0.3 million as older equipment became fully depreciated, partially offset by higher compensation costs and related expenses of $0.1 million and higher consulting and professional fees of $0.1 million, as compared to the nine months ended September 30, 2010.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $5.6 million, or 32%, to $23.3 million for the nine months ended September 30, 2011 compared to $17.7 million for the nine months ended September 30, 2010. The increase was primarily due to increased compensation costs and related expenses of $3.9 million resulting from increased headcount to support our business and revenue growth, increased legal and professional fees of $1.7 million, increased other costs of $0.6 million to support our public company requirements and increased advertising and promotion costs of $0.3 million, partially offset by lower rent expense of $0.5 million resulting from the more favorable terms of our new lease for our headquarters facility in South San Francisco, California and lower bad debt expense of $0.3 million.

Litigation Settlement

On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements resulting in a net $3.0 million payment by us to Life Technologies and its subsidiary, Applied Biosystems, LLC, or collectively, Life. The payment was recognized as litigation settlement expense in our condensed consolidated statement of operations because the agreements specified that the amount paid by us was principally attributable to resolving Life’s litigation claims against us with respect to a specific expiring U.S. patent and its foreign counterparts.

Under the terms of the agreements, each party had the option, exercisable for thirty days from the date of the agreements, to limit or preclude certain patent litigation between the parties over a period of two to four years. These rights were subject to certain exceptions and required an additional payment by the party exercising the option at the time of exercise. In July 2011, we exercised our option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against our customers for two years and against us, with respect to our current products and equivalent future products, for four years. The additional payment is accounted for as an other asset and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. Life elected not to exercise its option.

Litigation settlement expense increased $3.0 million for the nine months ended September 30, 2011 as a result of the agreements entered into with Life on June 30, 2011. We had no similar agreement in the nine months ended September 30, 2010.

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

	Nine Months Ended September 30,
	2011	2010
Interest expense	$(2,711)	$(1,620)
(Loss) gain from changes in the fair value of convertible preferred stock warrants, net	(1,483)	272
Gain from expiration of unexercised warrants	765	—
Other income, net	133	229

Interest expense was $2.7 million for the nine months ended September 30, 2011 compared to $1.6 million for the nine months ended September 30, 2010. The increase is primarily due to $1.2 million of non-cash interest expense in connection with a $5.0 million note and warrant purchase agreement entered into in January 2011. We repaid all principal and interest outstanding under the notes in February 2011 upon the completion of our IPO. There was no similar transaction or recognition of expense in the nine months ended September 30, 2010.

Gain (loss) from changes in the fair value of preferred stock was a loss of $1.5 million for the nine months ended September 30, 2011 compared to a gain of $0.3 million for the nine months ended September 30, 2010. The loss in 2011 was due to an increase in the warrant liability fair value through the completion of our IPO on February 15, 2011. Upon completion of our IPO, our outstanding preferred stock warrants converted into warrants to purchase common stock or expired unexercised. A portion of the preferred stock warrants that converted into warrants to purchase common stock were net exercised in connection with our IPO. Liabilities related to the expired warrants were reversed and resulted in a gain reflected in other income. Liabilities related to the warrants that were converted into warrants to purchase common stock and warrants that were exercised for common stock were reclassified to additional paid-in-capital.

Other income decreased $96,000 to $133,000 for the nine months ended September 30, 2011 compared to $229,000 for the nine months ended September 30, 2010, primarily due to unfavorable changes in foreign currency exchange gains and losses.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2011, we had $11.9 million of cash and cash equivalents and $47.0 million of available-for-sale securities. As of September 30, 2011, our working capital was $56.4 million. In February 2011, we completed our IPO which resulted in net proceeds to us of approximately $77.0 million, net of underwriting discounts, commissions and offering expenses. Following the completion of our IPO, we paid the balance on our bank line of credit of $3.1 million, which is collateralized by our accounts receivable and provides us the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and paid $5.0 million to satisfy all outstanding principal and interest on the notes we issued in January 2011.

As of September 30, 2011, the outstanding balance under our loan and security agreement was $11.6 million, including approximately $2.3 million of additional payment that is included in the current portion of long-term debt on the condensed consolidated balance sheet at September 30, 2011. The loan and security agreement has a maturity date of February 2013 and bears interest of 13.5% per annum upon which interest only payments were paid monthly through February 2011. Commencing in March 2011, we began making principal and interest payments totaling $0.6 million per month and will make an additional payment of $2.3 million in March 2012. As of September 30, 2011, we were in compliance with our loan covenants.

The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flow summary
Net cash used in operating activities	$(15,287)	$(9,247)
Net cash used in investing activities	(50,068)	(999)
Net cash provided by financing activities	71,432	664
Net increase (decrease) in cash and cash equivalents	6,158	(9,519)

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products, collaboration and license agreements and grants from certain government entities. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally and may continue to do so in the future.

Net cash used in operating activities was $15.3 million during the nine months ended September 30, 2011. Net cash used in operating activities primarily consisted of our net loss of $19.0 million, changes in our operating assets and liabilities in the amount of $1.1 million, and non-cash expense items such as stock-based compensation of $2.0 million, depreciation and amortization of our property and equipment of $0.8 million, loss from changes in the fair value of convertible stock warrants of $1.5 million, write offs of debt discounts of $1.2 million upon repayment of notes, and amortization of debt discount and issuance costs of $0.2 million, partially offset by a gain from expiration of unexercised warrants of $0.8 million.

Net cash used in operating activities was $9.2 million during the nine months ended September 30, 2010. Net cash used in operating activities primarily consisted of our net loss of $13.8 million, changes in our operating assets and liabilities in the amount of $2.4 million, and non-cash expense items such as stock-based compensation of $1.3 million, depreciation and amortization of our property and equipment of $0.9 million, and amortization of debt discount and issuance costs of $0.3 million, partially offset by a gain from changes in the fair value of convertible stock warrants of $0.3 million.

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

We used $50.1 million of cash in investing activities during the nine months ended September 30, 2011 to invest a portion of the net proceeds from our IPO in available-for-sale securities of $60.5 million, payment to Life Technologies to preclude it from pursuing certain patent litigation against us of $2.0 million, and for purchases of capital equipment to support our infrastructure and manufacturing operations of $1.0 million, partially offset by sales and maturities of available-for-sale securities of $13.5 million.

We used $1.0 million of cash in investing activities during the nine months ended September 30, 2010 primarily for purchases of capital equipment to support our infrastructure and manufacturing operations of $1.1 million, partially offset by a decrease in restricted cash of $0.1 million related to the favorable terms of our new lease for our headquarters facility in South San Francisco, California.

Net Cash Provided by Financing Activities

Prior to our IPO, we funded our operations principally through issuances of convertible preferred stock and long-term debt.

We generated $71.4 million of cash from financing activities during the nine months ended September 30, 2011 primarily from net proceeds from our IPO of approximately $77.0 million, subordinated secured promissory notes with existing stockholders of $5.0 million and proceeds from exercise of stock options of $0.9 million, partially offset by the pay off of our line of credit balance of $3.1 million and repayment of the subordinated secured promissory notes of $5.0 million and repayment of long-term debt of $3.3 million.

We generated $0.7 million of cash from financing activities during the nine months ended September 30, 2010 primarily from net proceeds from the exercise of convertible preferred stock warrants and issuance of convertible preferred stock.

Capital Resources

At September 30, 2011, our working capital was $56.4 million, including cash, cash equivalents and available-for-sale securities of $58.9 million. We have a bank line of credit agreement that is collateralized by our accounts receivable and provides us the ability to draw up to $7.0 million, subject to certain covenants and restrictions. During the nine months ended September 30, 2011, our capital expenditures were $1.0 million. We are estimating capital expenditures to be higher in 2011 compared to 2010 primarily for the expansion of our manufacturing capacity, research and development equipment and sales demonstration and product support instruments to service our global customer base.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations

There have been no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as contained in our Annual Report on Form 10-K filed with the SEC on March 28, 2011.

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

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore, where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of September 30, 2011 would not have been material. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $11.9 million at September 30, 2011. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $47.0 million in available-for-sale securities at September 30, 2011 held primarily in U.S. government agency securities with maturities of less than twelve months. Cash and cash equivalents and available-for-sale securities are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the period presented, our interest income would not have been materially affected.

As of September 30, 2011, the principal amount of our long-term debt outstanding was $11.6 million and we had no outstanding balance on our bank line of credit. The interest rates on our long-term debt are fixed. If overall interest rates had increased by 10% during the period presented, our interest expense would not have been materially affected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $19.0 million, $16.9 million, $19.1 million and $29.5 million during the nine months ended September 30, 2011, and the years 2010, 2009 and 2008, respectively. As of September 30, 2011, we had an accumulated deficit of $218.3 million. These losses have resulted principally from costs incurred in our research and development programs and from our manufacturing costs and selling, general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for significant expansion of our manufacturing, sales and marketing capabilities and research and product development. Additionally, we expect that our selling, general and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We compete with both established and development stage life science research and Ag-Bio companies that design, manufacture and market instruments and consumables for gene expression analysis, single cell analysis, genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing and inkjet and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios and greater experience and scale in research and development, manufacturing and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., PerkinElmer, Inc., Illumina, Inc., Life Technologies Corporation, Luminex Corporation, Roche Applied Science (a division of Roche Diagnostics Corporation), NanoString Technologies, Inc., Bio-Rad Laboratories, Inc., RainDance Technologies, Inc., Sequenom, Inc., WaferGen Bio-systems, Inc. and LGC Limited have products that compete in certain segments of the market in which we sell our products, including gene expression analysis, genotyping and sequencing. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets.

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

We have limited experience in marketing, selling and distributing our products, and if we are unable to expand our direct sales and marketing force or distribution capabilities to adequately address our customers’ needs, our business may be adversely affected.

We have limited experience in marketing, selling and distributing our products. Our BioMark and EP1 systems for genomic analysis were introduced for commercial sale in 2006 and 2008, respectively. Our Access Array system for sample preparation was introduced for commercial sale in 2009, our BioMark HD system for genomic analysis was introduced for commercial sale in 2011 and we recently began producing and selling assays for use with our chips. We may not be able to market, sell and distribute our products effectively enough to support our planned growth.

We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force that includes people with specific scientific backgrounds and expertise and a marketing group with technical sophistication. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales of our products and reduce our revenues and profitability.

In addition, we may continue to enlist one or more sales representatives and distributors to assist with sales, distribution and customer support globally or in certain regions of the world. If we do seek to enter into such arrangements, we may not be successful in attracting desirable sales representatives and distributors, or we may not be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales representatives and distributors, are not successful, our technologies and products may not gain market acceptance, which would materially and adversely impact our business operations.

Our sales may be adversely affected by recent events in Japan.

The recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. Sales to customers located in Japan represented approximately 13%, 9% and 9% of our product revenue for the fiscal years 2009 and 2010 and the nine month period ended September 30, 2011, respectively. We can give no assurance that our future operating results will not be adversely affected by these natural disasters.

Our business depends on research and development spending levels of pharmaceutical, Ag-Bio and biotechnology companies and academic, clinical and governmental research institutions and any reduction in such spending could limit our ability to sell our products and adversely affect our business.

We expect that our revenue in the foreseeable future will be derived primarily from sales of our microfluidic systems and chips to academic institutions and biotechnology, Ag-Bio and pharmaceutical companies, and life science laboratories worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our system. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected system sales and, similarly, reductions in operating expenditures by these customers could result in lower than expected sales of our microfluidic systems and chips. These reductions and delays may result from factors that are not within our control, such as:

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

We may not be able to develop new systems or enhance the capabilities of our existing microfluidic systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business, revenue, financial condition and operating results.

Our success depends on our ability to develop new applications for our technology in existing and new markets, while improving the performance and cost effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including gene expression analysis, genotyping, digital PCR and single cell analyses, as well as potential markets for our products such as high-throughput DNA sequencing and molecular diagnostics applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

Emerging market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.

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

If our research and product development efforts do not result in commercially viable products within the timeline anticipated, if at all, our business and results of operations will be adversely affected.

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

Our variable and, at times, lengthy sales cycles may cause fluctuations in our quarterly revenue and make it difficult for us to forecast revenue and other operating results. If we fail to meet the expectations of securities analysts or investors, our stock price may decline.

Due in part to the high up-front cost associated with our systems, potential customers for our systems typically need to commit significant time and resources to evaluate our technology and their decision to purchase our instruments and consumables may be further limited by budgetary constraints and several layers of internal review and approval, which are beyond our control. In addition, the novelty and complexity of our products often requires us to spend substantial time and effort assisting potential customers in evaluating our instruments, including providing demonstrations and benchmarking our products against other available technologies. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for a purchase can be lengthy. As a result of these factors, our sales cycle has varied widely and, in certain instances has been longer than 12 months. The complexity and variability of our sales cycle has made it difficult for us to accurately project quarterly revenues, and we have frequently failed to meet our internal quarterly projections. Moreover, we do not recognize revenue on sales of our systems until the system has been delivered to the customer and our other revenue recognition criteria have been met. This further complicates our ability to project quarterly revenue as we may have entered into a sale agreement with a customer for a system but cannot predict when that customer will take delivery of the system and when we will be able to recognize the revenue. We expect that our sales will continue to fluctuate on a quarterly basis and that our financial results for some periods may be below those projected by securities analysts. Such fluctuations could have a material adverse effect on our business and on the price of our common stock.

We may rely on strategic partnerships for research and development and commercialization purposes.

We have entered into and may continue to enter into strategic partnerships, including collaborations, joint ventures and alliances with other participants in the life science, Ag-Bio and molecular diagnostics industries. For example, in 2010, we entered into a collaboration agreement in molecular diagnostics and a co-marketing agreement in next generation sequencing. If any of our strategic partners were to change their business strategies or development priorities, or encounter research and development obstacles, they may no longer be willing or able to participate in such strategic partnerships which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not control the strategic partnerships in which we participate. We may also have certain obligations, including some limited funding obligations, with regard to our strategic partnerships, joint ventures and alliances. We may be required to relinquish important rights, including intellectual property rights, and control over the development of our product candidates, assume product or other liabilities associated with the use of our products in diagnostic and other applications, agree to restrictions on the use or applications of our products, or otherwise be subject to terms unfavorable to us.

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

Our agreements and efforts with Novartis V&D are in their early stages and are subject to numerous conditions, contingencies, development challenges, milestones, royalty and license fees, indemnification obligations, termination rights, change of control and default provisions and regulatory approvals. As we approach the end of the first phase of the collaboration plan, we are engaged in discussions with Novartis V&D regarding the terms of the next phase. There can be no assurance that the discussions will lead to continued collaboration, that the collaboration will lead to technology, products or services, that such technology, products or services will receive market acceptance, that we will realize any material revenue or other benefits from this collaboration or that the benefits will exceed our costs.

If our manufacturing facility becomes unavailable or inoperable, we will be unable to continue manufacturing our products and, as a result, our business will be harmed until we are able to secure a new facility.

We manufacture and assemble all of our instruments and chips for commercial sale at our facility in Singapore. No other manufacturing or assembly facilities are currently available to us. Our facility and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The current leases for our manufacturing facility in Singapore expire at various times through September 2014. If we are unable to secure new leases upon the expiration of our current leases or if the facility becomes otherwise unavailable to us, and we are required to move our operations to a new manufacturing facility, we will incur significant expense in connection with the establishment of a new facility. A move would be administratively and logistically challenging and would delay and otherwise adversely affect our manufacturing activities and business operations. We cannot provide assurances that we will be able to secure new leases on our existing manufacturing facility or a new manufacturing facility on acceptable terms, if at all.

Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.

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

Our products and our BioMark system in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control of the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, the current applications of our BioMark system, which represented 35% of our product revenue for the nine months ended September 30, 2011 and 43% of our product revenue in 2010, involve real-time quantitative polymerase chain reaction, or real-time qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

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

We rely on single source suppliers for certain components and materials used in our systems. We do not have long term contracts with our suppliers of these components and materials. Of these single source suppliers, the loss of any of the following would require significant time and effort to locate and qualify an alternative source of supply:

•

The chips used in our microfluidic systems are fabricated using a specialized polymer that is available from a limited number of sources. In the past we have encountered quality issues that have reduced our manufacturing yield or required the use of additional manufacturing processes.

•	The reader for our BioMark system requires specialized custom camera lenses, fiber light guides and other components that are available from a limited number of sources.

Our reliance on these suppliers also subjects us to other risks that could harm our business, including the following:

•	we may be subject to increased component costs;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy of our systems or cause delays in shipment of our systems; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

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

All of our instruments and chips are manufactured at our facility in Singapore. We began commercial production of our chips in Singapore in October 2006 and have transitioned the commercial production of our microfluidic systems to Singapore as well. Production of the elastomeric block that is at the core of our chips is a complex process requiring advanced clean rooms, sophisticated equipment and strict adherence to procedures. Any contamination of the clean room, equipment malfunction or failure to strictly follow procedures can significantly reduce our yield in one or more batches. We have in the past experienced variations in yields due to such factors. Such a drop in yield can increase our cost to manufacture our chips or, in more severe cases, require us to halt the manufacture of our chips until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.

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

Because all our instruments and chips are manufactured at our facility in Singapore, we rely on shipping providers to deliver our products to our customers. To the extent that there are disruptions or delays in shipping our products from Singapore or off-loading our products upon arrival at their destination due to labor disputes, tariff or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock and offload our products or energy-related tie-ups or otherwise, or for other reasons, product shipments to our customers will be delayed. Depending on the severity of such consequences, this may have an adverse effect on our financial condition and results of operations.

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

If we are unable to manage our anticipated growth effectively, our business could be harmed.

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

We believe our commercial manufacturing facility located in Singapore is sufficient to meet our short-term manufacturing needs. The current leases for our manufacturing facility in Singapore expire at various times through September 2014. In order to meet the long-term demand for our microfluidic systems, we believe that we will need to add to our existing manufacturing space in Singapore or move all of our manufacturing facilities to a new location in Singapore in 2012. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment and modifications to our manufacturing process, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. We cannot provide assurances that we will be able to secure a lease on a new manufacturing facility on acceptable terms, if at all.

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

Our products are currently labeled and sold to biotechnology and pharmaceutical companies, academic institutions, and life sciences laboratories for research purposes only, and not as diagnostic tests or procedures. As research use only products, they are not subject to regulation as medical devices by the U.S. Food and Drug Administration, or FDA, or comparable agencies of other countries. However, if we change the labeling of our products in the future to include indications for human diagnostic applications, our products or related applications could be subject to the FDA’s pre- and post-market regulations. For example, if we wish to label and market our products for use in performing clinical diagnostics, we would first need to obtain FDA premarket clearance or approval. Obtaining FDA clearance or approval can be expensive and uncertain, generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

Further, the FDA may expand its jurisdiction over our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products or the LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Additionally, in June 2011 the FDA issued a draft guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The draft guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our research use only tests which may be used by our customers for clinical use, it could reduce our revenues or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

Finally, we may be required to proactively achieve compliance with certain FDA regulations as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that governs the methods and documentation covering the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical device products. For clinical diagnostic products, the FDA enforces the QSR through periodic unannounced inspections of registered manufacturing facilities. If we are required to comply with the QSR, the failure to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.

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

In manufacturing our products, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. In addition, we purchase certain products from third-party suppliers for resale. If our suppliers fail to produce components to specification or provide defective products to us for resale, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

During 2008, 2009, 2010, and the nine months ended September 30, 2011, approximately 48%, 46%, 45%, and 46%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional international areas. In addition, all of our instruments and chips are manufactured in Singapore. Our international business may be adversely affected by changing economic, political and regulatory conditions in foreign countries. Because the majority of our product sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our financial performance. In addition, if the value of the U.S. dollar decreases relative to the Singapore dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore. Furthermore, fluctuations in exchange rates could reduce our revenue, particularly with respect to grant revenue under agreements in Singapore, and affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

We began operating as a public company in February 2011. As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC and the NASDAQ Global Market, or NASDAQ, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired, which could adversely affect our business and our stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, with respect to our 2011 fiscal year, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, including our initial public offering. If we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. We may not be able to utilize a material portion of the NOLs reflected on our balance sheet and for this reason, we have fully reserved against the value of our NOLs on our balance sheet.

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

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products, which would have an adverse effect on our business.

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

We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights”, which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our chips, which incorporate technology developed with U.S. government grants. As of September 2011, all of our instruments, including microfluidic systems, and chips are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, one of the licensors applied for a waiver of the domestic manufacturing requirement with respect to certain patents. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three year period commencing in July 2009. If in the future it were to be determined that we are in violation of the domestic manufacturing requirement and additional waivers of such requirement were either not requested or not granted, then the U.S. government could exercise its march-in rights. In addition, these licenses contain provisions relating to compliance with this domestic manufacturing requirement. If it were determined that we are not in compliance with these provisions and such non- compliance constituted a material breach of the licenses, the licenses could be terminated. Either the exercise of march-in rights or the termination of one or more of our licenses could materially adversely affect our business, operations and financial condition.

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

Prior to our initial public offering, there had been no public market for shares of our common stock. Our stock is currently traded on the NASDAQ, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

If stockholders holding shares of our common stock sell, or indicate an intention to sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. As of September 30, 2011, we had outstanding a total of 20,231,930 shares of common stock, 14,635,169 of which are currently freely tradable, without restriction, in the public market. In addition, 1,407,396 shares of common stock that are issuable upon exercise of vested options as of September 30, 2011 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If a substantial amount of our shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors and executive officers will continue to have substantial control over and could limit your ability to influence the outcome of key transactions, including changes of control.

As of September 30, 2011, our current executive officers, directors and their affiliates beneficially owned or controlled approximately 7% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 9, 2011, our registration statements on Form S-1 (Nos. 333-170965 and 333-172146) relating to our IPO were declared effective by the SEC. Our IPO closed on February 15, 2011, and the net proceeds to us after underwriting discounts, commissions, and offering expenses were approximately $77.0 million. Through September 30, 2011, the net proceeds have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $3.1 million for the repayment of our bank line of credit, $8.3 million for research and development expenses, $22.6 million for general corporate purposes including selling, general and administrative expenses and litigation settlement expense, and $1.0 million for capital expenditures.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101(2)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: November 14, 2011	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101(2)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.