Form 10-K
period 2011-12-31
FLUIDIGM CORP
filed 2012-03-26
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $181,673,552 (based on a closing sale price of $16.77 per share as reported for the NASDAQ Global Market on June 30, 2011). For purposes of this calculation, shares of common stock beneficially owned by the registrant’s current officers and directors as of June 30, 2011 and shares of common stock held by persons who currently hold more than 10% of the outstanding common stock of the registrant (based solely upon Schedule 13G filings made with the SEC in February 2012) have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 29, 2012 was 20,421,444.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

Fluidigm Corporation

Fiscal Year 2011

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk factors” and elsewhere in this Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Corporate information

We were incorporated in California in May 1999 as Mycometrix Corporation, changed our name to Fluidigm Corporation in April 2001 and reincorporated in Delaware in July 2007. Our principal executive offices are located at 7000 Shoreline Court, Suite 100, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.fluidigm.com. Information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K.

“Fluidigm,” the Fluidigm logo, “BioMark,” “Dynamic Array,” “Digital Array,” “Access Array,” “EP1,” “FC1,” “MSL,” “NanoFlex,” “SNPtype” and “DELTAgene” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

Overview

We develop, manufacture and market microfluidic systems for growth markets, such as single-cell genomics, applied genotyping and sample preparation for targeted resequencing, in the life science and agricultural biotechnology, or Ag-Bio, industries. Our proprietary microfluidic systems consist of instruments and consumables, including chips, assays and other reagents. These systems are designed to significantly simplify experimental workflow, increase throughput and reduce costs, while providing the excellent data quality demanded by customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We actively market three microfluidic systems, including eight different commercial chips for nucleic acid research and three families of assays, to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. We have sold over 500 systems to customers in over 25 countries worldwide.

To achieve and exploit advances in life science research, Ag-Bio and molecular diagnostics, laboratories need robust systems that deliver high throughput and simpler workflows at decreased costs. Our microfluidic systems are designed to overcome many of the limitations of conventional laboratory systems by integrating a vast number of fluidic components on a single microfabricated chip. Our technology enables our customers to perform and measure thousands of sophisticated biochemical reactions on samples smaller than the content of a single cell, while utilizing minute volumes of reagents and samples. Similarly, for next generation DNA sequencing, our systems enable rapid preparation of multiple samples in parallel at low cost.

We have successfully commercialized our BioMark, BioMark HD and EP1 systems for genetic analysis and our Access Array system for next generation DNA sequencing sample preparation. Researchers and clinicians have successfully employed our products to help achieve breakthroughs in a variety of fields, including single-cell genomics, genetic variation, cellular function and applied genetics. These include using our microfluidic systems to help detect life-threatening mutations in patients’ cancer cells, discover cancer associated biomarkers, analyze the genetic composition of individual stem cells, and assess the quality of agricultural products, such as seeds or livestock. We believe our Access Array system resolves a critical workflow bottleneck that exists in all commercial next generation DNA sequencing platforms and provides fast, simple, low-cost preparation of samples for targeted resequencing. We expect that the versatility of our microfluidic technology will enable us to develop additional applications across a wide variety of markets.

We have grown our total revenue from $25.4 million in 2009 to $42.9 million in 2011. Our product margin has increased from 51% in 2009 to 67% in 2011. We have incurred significant net losses since our inception, including net losses of $32.4 million in 2011.

Our Target Markets

The current markets for our products include life science research and Ag-Bio. In addition, we are developing products for use in molecular diagnostics and other markets.

Life Science Research

Our primary area of focus within life science research is genetic analysis, the study of genes and their functions. The sum total of the hereditary material of an organism is known as its genome, which is commonly organized into functional units known as genes. Analysis of variations in genomes, genes and gene activity in and between organisms can provide tremendous insight into their health and functioning. There are several forms of genetic analysis in use today, including gene expression analysis, genotyping and DNA sequencing.

Gene expression and genotyping are studied through a combination of various technology platforms that characterize gene function and genetic variation. These platforms often rely on polymerase chain reaction, or PCR, amplification to generate exponential copies of a DNA sample to provide sufficient signal to facilitate detection. Real-time quantitative PCR, or real-time qPCR, is a more advanced form of PCR that makes it possible to identify the number of copies of DNA present in a sample.

The scale of genetic research varies widely. At one end, researchers sometimes examine a limited number of genetic variations in a relatively small population. At the other end, researchers may perform genome-wide association studies where hundreds of thousands of possible genetic variations are examined across thousands or tens of thousands of samples. Researchers are rarely able to discover scientifically relevant information by examining just a few genetic variations because of the inherent complexity of biological systems. In contrast, the result of many genome-wide association studies is simply the identification of a more limited set of genetic variations that need to be examined in a larger population. As a result, some of the most productive life science research is done at a mid-multiplex scale, where tens or hundreds of genetic variations are examined in hundreds or thousands of samples.

We target the following specific areas of life science research, and our products are used for mid-multiplex research or applications of a similar scale:

Gene Expression Analysis. Gene expression analysis is a form of genetic analysis that focuses on measuring gene expression. The genome is typically made up of DNA, except in some viruses which utilize RNA. Typically, the process of gene expression involves the generation of RNA copies of specific regions of the genome by a process known as transcription. Such RNA copies are known as messenger RNAs. Messenger RNAs may then be translated by the cell into a protein which may affect the activity of the cell or the larger organism. One prevalent form of gene expression analysis measures the levels of messenger RNA in an individual cell to determine how the activity of particular genes or sets of genes affect the cell or the organism.

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

Single-Cell Genomics. Single-cell genomics is a rapidly emerging area of genetic research that requires specialized tools and techniques. Genetic research typically involves the analysis of samples containing thousands of cells and many different cell types. When such samples are studied using traditional gene expression analysis, the results obtained reflect a rough average of the activity of all of the cells in the sample. Recently, researchers have demonstrated that this approach often masks critical differences in gene expression levels between different cell types and even between individual cells of the same type. In addition, in the fields of in-vitro fertilization and stem cell research, researchers are often required to examine single cells because the number of cells available for analysis is inherently limited. The scope of this research has often been constrained because the small amount of genetic material in a single cell prevents conventional methods from analyzing the activity of more than a few genes. Furthermore, large numbers of samples are required to determine the heterogeneous signatures of sub-populations of cells and large research studies like these can be prohibitively expensive or impractical when performed on conventional platforms. Single-cell genomic researchers need to conduct a high number of tests on a large volume of cells, which in combination translates into thousands of experiments that must be accurate, fast, simple and low cost.

Sample Preparation for Next Generation DNA Sequencing. Through a process known as sequencing, researchers are able to determine the particular order of nucleotide bases that comprise all or a portion of a particular genome. In the last few years, researchers have begun to use next generation DNA sequencers to rapidly and cost-effectively sequence portions of the genomes of many individuals and identify genetic variations that correlate with particular characteristics. Next generation DNA sequencing technologies have dramatically reduced the cost and processing time for genetic sequencing, but to be utilized effectively, require large numbers of unique samples. In addition, next generation DNA sequencing requires new sample preparation methodologies, including adding identification tags to each segment of each individual sample that is to be sequenced. These sample preparation and tagging processes, known as target enrichment, are complex and require precise measurement and manipulation of minute quantities of DNA and reagents.

Digital PCR. Digital PCR allows researchers to detect nucleic acid sequences that are present in sample concentrations that are too small to be accurately measured by conventional methods. Digital PCR typically relies on standard PCR techniques, but increases their sensitivity by dividing a sample into hundreds or thousands of smaller samples and then performing a PCR assay on each such sample. The ability to count the presence or absence of amplification in this assay format allows for absolute quantitative measurement capabilities. As a result, digital PCR can perform more precise detection of rare mutations, or copy number measurements, as compared to real-time qPCR.

Agricultural Biotechnology

Genetic analysis techniques, such as SNP genotyping, have become increasingly useful in Ag-Bio applications, including wildlife population studies, agricultural quality control and commercial genetic engineering and identification. These applications typically require the analysis of hundreds or thousands of SNPs to achieve representative samples and attain useful information. Due to these demands, commercially viable genetic analysis tools in Ag-Bio must be inexpensive, easy to use and able to provide extremely high throughput. Below a certain cost per data point, we believe Ag-Bio customers would choose to analyze the genome of each animal or sample.

Molecular Diagnostics

Recent advances in genetic analysis technology are increasingly being used for clinical applications. Techniques such as SNP genotyping, gene expression analysis and other genetic correlation studies are used to identify disease susceptibility and to diagnose, classify and monitor disease progression. Molecular diagnostic tests based on measuring these genetic markers have the potential to be much more accurate and robust than conventional diagnostics. Within molecular diagnostics, an area of significant clinical interest is non-invasive prenatal diagnostics, or NIPD, for fetal aneuploidies. The traditional diagnostic tests are invasive and carry risks to the fetus. More recently, other diagnostics tests based on next generation DNA sequencing have become available and are not invasive. We are collaborating with Novartis Vaccines & Diagnostics, Inc., or Novartis V&D, to develop products to target this NIPD market for fetal aneuploidies.

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

In response to the limitations of conventional systems, numerous other methods of genetic analysis, including microarrays, pre-formatted arrays, bead arrays, microdroplets and mass spectrometer analysis have been developed. However, each of these high-throughput methods has one or more limitations that reduce its utility, particularly for mid-multiplex experimentation. Microarrays, pre-formatted arrays and bead arrays all lack flexibility because researchers must specify the assays they wish to perform at the time the products are ordered. This in turn limits researchers’ ability to refine their assay panel during the course of a study. In addition, if researchers wish to use assay panels other than a manufacturer’s standard panels, they must wait for a customized product to be produced.

The quality of the data produced by microarrays, pre-formatted arrays and mass spectrometer analysis is insufficient for certain research activities. For genotyping studies, data quality is typically measured by call rate, which is the frequency of a reading with respect to a particular SNP. Both pre-formatted arrays and mass spectrometer analysis generally have call rates lower than real-time qPCR performed in microplates. For gene expression studies, it is often important to measure expression levels over a broad dynamic range to capture all or most of the variation found among subjects. Microarrays, pre-formatted arrays, bead arrays or mass spectrometer analysis cannot measure gene expression levels over as broad a dynamic range as real-time qPCR performed in microplates. In addition, most of these techniques require large sample volumes making single-cell expression analysis impossible or inaccurate.

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

The Fluidigm Solution

Our proprietary microfluidic systems are designed to significantly simplify experimental workflow, increase throughput, reduce costs, provide excellent data quality and, in many instances, enable genetic analysis that was previously impractical. Our microfluidic systems empower researchers and commercial customers to rapidly perform significantly more experiments or prepare significantly more samples—all at one time and in nanoliter volumes—with a combination of speed and accuracy that we believe cannot be achieved with other systems. Our systems deliver these advantages through the integration of sophisticated nanoliter fluid handling in an easy-to-use format that is compatible with most existing laboratory workflows and chemistries. Our systems are used in existing and emerging life science research and Ag-Bio markets, and we believe there are significant growth opportunities in additional markets. A significant portion of our research and development efforts are currently focused on enabling more research in the field of single-cell genomics or driving potential applications of our technology in molecular diagnostics. We expect such development focus to continue.

We believe that our microfluidic systems have a number of compelling advantages over microplate systems and other mid-multiplex platforms including:

•

Data Quality. Our microfluidic systems provide exceptionally high quality data. In genotyping, our systems achieve greater than 99% call rate and call accuracy. For gene expression, our systems achieve six orders of magnitude of dynamic range with inter- and intra-chip reproducibility at correlation coefficients greater than 0.99, even when analyzing just a single cell.

•

Improved Throughput. Our BioMark HD system can generate over 46,000 genotyping data points per day and high throughput configurations of our system can generate over 110,000 data points per day, with a time to first result measured in hours. Some competing systems may offer comparable data points per day, but may take longer for first results. Other systems offer comparable time to first result, but produce fewer data points per day, and often with lower data quality. Our improved throughput reduces the time and cost associated with complex experiments and expands the number and range of experiments that may be conducted.

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

•

Flexibility. Our chips are built on input frames that are compatible with most commonly used laboratory systems, including existing robotic pipetting systems, bar code readers, plate handling systems and other equipment. Our chips are also designed to work with our own chemistries or with standard chemistries. In addition, our chips give researchers the flexibility to develop and load their own assays, unlike some competing products that can be used only to analyze specific genes or that are supplied pre-configured with fixed content.

•

Nanoliter Precision. Our microfluidic systems allow users to dispense samples and reagents in microliter volumes which are automatically partitioned, combined or mixed in nanoliter and sub-nanoliter volumes. In addition to cost and workflow benefits, this capability makes it practical for users to conduct certain high sensitivity, low volume techniques, such as digital PCR and single-cell analysis.

•

Cost-Effectiveness. We believe our high throughput systems offer a compelling cost benefit for high volume users. Our systems consume reagents in nanoliter volumes and have the ability to conduct thousands of parallel experiments on one chip. When used in conjunction with our SNPtype and DELTAgene reagents, up-front experimental costs are also reduced.

We provide complete microfluidic systems consisting of instruments and consumables, including chips, assays and other reagents. Our systems are easily incorporated into our customers’ laboratory environments and analysis workflow. For example, our chips are the same size and shape as standard 384 well microplates and other chip consumables, which facilitate the loading and handling of our chips by standard laboratory equipment. Each of our chips includes an elastomeric, or rubber-like, core that contains an extensive network of microfluidic components that deliver samples and reagents to thousands of nanoliter volume chambers where individual assays are performed. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Instruments BioMark HD System	Real-time PCR instrument, bundled analysis software and chip loading platforms	SNP Genotyping, Digital PCR and Gene Expression, including Single-Cell Analysis

EP1 System	End-point PCR instrument, bundled analysis software and chip loading platforms	SNP Genotyping and Digital PCR

Access Array System	Sample preparation system for targeted resequencing that facilitates parallel amplification of 48 unique samples	Targeted Resequencing with Next Generation DNA Sequencing
Consumables
Dynamic Array Chips	Microfluidic chip based on matrix architecture, allowing users to generate up to 9,216 real-time qPCR reactions simultaneously	Real-time qPCR, SNP Genotyping and Gene Expression, including Single-Cell Analysis

Digital Array Chips	Microfluidic chip based on partitioning architecture, allowing users to divide each of up to 48 separate samples into 770 smaller samples	Digital PCR, Gene Expression, Copy Number Variation and Mutation Detection

Access Array Chips	Microfluidic chip that facilitates parallel amplification, barcoding and tagging of 48 unique samples	Targeted Resequencing with Next Generation DNA Sequencing

DELTAgene and SNPtype Reagent Kits	Custom designed assays for specific nucleic acid regions of interest	Targeted Resequencing with Next Generation DNA Sequencing, SNP Genotyping and Gene Expression, including Single-Cell Analysis

Access Array Target-Specific Primers	Allows for fast, simple and inexpensive preparation of up to 480 amplicons per sample at a time	Targeted Resequencing with Next Generation DNA Sequencing

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

Single-Cell Genomics. The integrated workflow and precision of our systems enable researchers to perform gene expression analysis on single cells on a scale that is impractical with conventional systems. Information gathered on cell activities has traditionally been obtained from populations of cells due to technological limitations on the ability to examine each individual cell. Our systems are able to precisely divide the limited amount of sample material extractable from a single cell into a multitude of divisions, and then accurately assay each such minute division. The high throughput of our systems allows researchers to analyze thousands of cells in this manner. For example, our BioMark HD system can deliver over 46,000 single cell data points in one day and high throughput configurations of our system can generate over 110,000 data points per day. Providing the combination of high throughput and data quality necessary for single-cell analysis presents significant challenges that we believe most conventional systems are unable to address in a practical manner. Our technology excels in offering a unique combination of these attributes for single-cell genomic researchers.

For example, our BioMark system has been used to help identify specific signatures of cancer stem cells at the single cell level. Researchers believe that certain cancer stem cells are precursors to certain tumors and are often manifested well in advance of other tumor markers. By detecting and identifying such cells, researchers believe they can diagnose and treat cancer at a much earlier stage than with conventional methods. In addition, our BioMark system has been used to identify signatures of induced pluripotent stem, or iPS, cells. These iPS cells may have multiple applications in life science research and therapeutics. Similarly, our BioMark system has also been used to identify signatures of immune system cells, both pre- and post- exposure to antigens, to gain insight into improved vaccines and disease treatments. As of December 31, 2011, over 80 of our BioMark systems were being used to perform single-cell analysis.

Sample Preparation for Targeted Resequencing with Next Generation DNA Sequencing. To efficiently use next generation sequencers to perform validation or other studies, researchers need to be able to prepare and tag samples from tens or hundreds of individuals prior to the samples being processed by the sequencers. Using conventional methods, this preparation and tagging must be done separately for each individual sample being processed, a laborious process that could take several days or more for a typical validation study. The streamlined workflow and flexibility of our Access Array system addresses this critical workflow bottleneck by allowing samples from up to 48 individuals to be prepared and tagged in approximately four hours.

For example, a leading cancer research institute has utilized our Access Array system in conjunction with its next generation DNA sequencing platform to analyze key oncology genes across large cohorts of cancer samples. We believe such studies will advance the understanding of cancer etiology and potentially lead to the development of improved cancer treatments.

Digital PCR. We were the first to introduce and successfully commercialize a digital PCR system. Our BioMark HD and EP1 systems can be used for digital PCR, a process in which samples are partitioned into minute reaction volumes containing individual DNA strands to enable digital counting for more accurate DNA quantification. It is not practical to perform digital PCR using conventional microplate systems because they lack precision, such as in pipetting nanoliter volumes. With our systems, digital PCR has been used for a number of different applications, including absolute quantification, determination of genomic copy number variation and detection of rare mutations. For example, pharmaceutical and biotechnology companies are taking advantage of the increased sensitivity enabled by our digital PCR technology to detect genetic mutations that are linked to drug efficacy and monitor cancer remission.

Agricultural Biotechnology

Ag-Bio customers require systems that can quickly and accurately analyze a large number of samples, such as tissue from livestock populations or seeds from a production lot, in a cost-efficient manner. The streamlined workflow of our systems allows customers to genotype a set of samples in approximately three hours as opposed to a day or more, which is the time required to prepare and run a set of samples on bead array systems. In addition, the call rate for our systems is much higher than for pre-formatted arrays or mass spectrometry, and our products offer significant cost advantages over competing systems.

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

Other Applications. We believe that the inherent design flexibility of our core microfluidic technology allows us to perform sophisticated biochemical processes relevant to a wide range of fields and industries. We are developing our microfluidic technology for additional applications, including:

•

Single-Cell Capture and Processing. Researchers have increasingly focused on the study of single cells to better understand complex biological processes. For example, our co-founder, Dr. Stephen Quake, has used a prototype of our cell culture microfluidic chip to perform single-cell studies of cell signaling, and published these results in the journal Nature. We plan to commercially release a new system in the second half of 2012, which applies our technology to, among other things, improve single-cell analytic workflow for expression analysis.

•

Protein Assays. While the analysis of mRNA and DNA gives insight into the activity of biological systems, most biological activity in cells is carried out by proteins. We have developed a chip that allows quantitation of 18 proteins within 48 samples simultaneously. We believe that the sensitivity and specificity of this chip will be highly valuable to the life science research industry. In addition, we have demonstrated PCR-based protein quantification using commercially available reagents on our BioMark system. Although we have no immediate plans to commercialize the architectures, we believe protein assays could have an important impact on life science research.

•

Sample Preparation for Next Generation DNA Sequencing. In addition to the Access Array system, we have demonstrated a general architecture with the ability to use bead based purification steps in-chip, allowing sequential reactions with purification steps in between. We plan to commercially release a new system in 2013, which applies our technology to, among other things, improve single-cell analytic workflow for next generation DNA sequencing.

Our microfluidic systems address the needs of researchers and clinicians who perform mid-multiplex experimentation in the areas of genetics, Ag-Bio and molecular diagnostics. In particular, for validation studies or projects of a similar scale, our microfluidic systems substantially reduce cost, simplify workflow and increase throughput as compared to conventional microplate systems. Nevertheless, researchers may be slow to adopt our microfluidic systems as they are based on technology that, compared to conventional technology, is new and less established in the industry. Moreover, many of the existing laboratories have already made substantial capital investments in their existing systems and may be hesitant to abandon that investment. While we believe our systems provide significant cost savings, the initial price of our instruments and the price of our chips are higher than conventional systems and standard 384 well microplates. Our microfluidic systems are less well suited for smaller scale research initiatives where complexity and workflow issues may be less pressing and conventional systems may be more economical. In addition, for very large-scale association or survey projects, researchers may choose to use microarrays because of the ability of those products to measure thousands of genetic markers with a single device. As life science research continues to evolve and is commercialized, we believe that there will be increasing demand for life science automation solutions that enable experimentation on the scale supported by our microfluidic systems.

Products

We actively sell three microfluidic systems, our BioMark HD, EP1 and Access Array systems. These systems are based on one or more chips designed for particular applications and include specialized reagents, instrumentation and software. All of our systems include chip controllers that control the activation of valves and loading of reagents onto the chip. Each chip controller comes with software to control chip and instrument operations for particular applications. The BioMark HD system includes a real-time PCR machine that comprises a fast thermal cycler for PCR and a fluorescence reader that can detect the results of reactions over time. The EP1 system includes a stand-alone fast thermal cycler and an end-point fluorescence reader. The EP1 thermal cycler supports fast PCR enabling the performance of high-throughput SNP genotyping. The BioMark HD and EP1 systems both include software to analyze, annotate and archive the data produced by the reader. The Access Array system includes a stand-alone thermal cycler and two chip controllers. We provide an extensive set of protocols and application notes with all of our systems to support specific scientific applications. All of our systems are designed to be compatible with standard laboratory automation equipment.

The BioMark HD System

Our BioMark HD system performs high-throughput gene expression analysis, single-cell analysis, SNP genotyping and digital PCR using Fluidigm DELTAgene and SNPtype assays and other chemistries, such as TaqMan or EvaGreen.

Fluidigm Dynamic Array Chips. Our Fluidigm 96.96 Dynamic Array chip is based on a matrix architecture and is capable of individually assaying 96 samples against 96 reagents, generating 9,216 reactions on a single chip. Our Fluidigm 48.48 Dynamic Array chip is based on the same architecture and is capable of individually assaying 48 samples against 48 reagents, generating 2,304 reactions. One version of each chip is optimized to perform gene expression analysis and another is optimized for genotyping. All assays are performed in volumes of 10 nanoliters or less. In 2011, we introduced our Fluidigm 192.24 Dynamic Array chip, which is capable of assaying 192 samples against 24 reagents and is particularly useful for genotyping applications that require many samples to be examined simultaneously. When used in conjunction with our BioMark HD system, our Fluidigm 192.24 Dynamic Array chip 192.24 chip provides remarkably high throughput for genotyping, allowing a researcher to generate up to 4,608 data points in one hour.

Fluidigm Digital Array Chips. Our Fluidigm 48.770 Digital Array chip is based on partitioning architecture that divides each of up to 48 separate samples into 770 microscopic samples and then performs a PCR or other assay for each divided sample in one nanoliter or smaller volume. Our 12.765 Digital Array chip is based on the same architecture and divides up to 12 samples into 765 parts. These chips can be used for digital PCR applications, such as rare mutation detection or copy number variation analysis.

BioMark HD Instrumentation and Software. Our chip controllers for the BioMark HD system fully automate the setup of Dynamic Array and Digital Array chips for real-time qPCR-based experiments and include software for implementing and tracking experiments. Our BioMark HD reader controls the PCR process and detects the fluorescent signals generated using a white light source, emission and excitation filters, precision lenses, a fast thermal cycler and a digital camera. We also offer various software packages that provide data analysis following data collection. Our analysis software shows data as a color-coded map of every position on the chip, such as for amplification curves and as numeric tabular data.

Fluidigm DELTAgene and SNPtype Assays. In the first half of 2011, we launched our DELTAgene and SNPtype assay products for gene expression and genotyping, respectively. These products provide optimized assays, content and services to users of our BioMark systems. They are designed to maintain the high performance standards of our BioMark systems at a substantially lower cost as compared to TaqMan-based chemistries. As a result, we are able to offer our customers an integrated genetic analysis solution that enhances the performance and efficiency of our instruments.

The EP1 System

The EP1 system performs SNP genotyping and end-point digital PCR using Fluidigm DELTAgene and SNPtype assays and other chemistries, such as TaqMan or EvaGreen. Our EP1 system uses the same Dynamic Array and Digital Array chips that are used by our BioMark HD system. Because of its high throughput and focus on genotyping, the EP1 system is a preferred choice by our Ag-Bio customers for field implementation.

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

Fluidigm SNPtype Assays. Our SNPtype assay service described above is also available to users of our EP1 instruments.

The Access Array System

The Access Array system enables automated sample preparation, barcoding and tagging of targeted resequencing libraries, at a cost of $10 per sample or less, for all currently marketed next generation DNA sequencers. The system is one of only a small number of high throughput target enrichment systems currently on the market that is capable of simultaneously processing multiple samples. The Access Array system can be used in conjunction with our BioMark HD system to provide real-time monitoring of amplification steps.

Fluidigm Access Array Chips. Our Fluidigm 48.48 Access Array chip is based on an architecture similar to that of the Dynamic Array chip, but is designed to enable recovery of reaction products from the chip. This chip combines up to 48 samples with 48 primer sets prior to PCR amplification. This is accomplished with only 96 pipetting steps as compared to approximately 7,000 pipetting steps that would be required by conventional systems. After amplification, all 48 PCR products for each sample are recovered in a pool. When PCR primers are designed to include DNA tags for specific sequencers and DNA barcodes for each sample, samples from the Access Array chip can be loaded directly into the sequencer. The DNA barcodes can then be used to identify products from each sample from the sequence data. In addition, we have shown that we have been able to combine up to ten unique primer pairs per primer set, allowing up to 480 primers per chip.

Access Array Instrumentation. The Access Array system is comprised of two chip controllers and a single stand-alone thermal cycler. This system can load Access Array chips, amplify and tag the regions of interest, and recover the sample for loading into a next generation DNA sequencer.

Access Array Primers, Barcode Libraries and Content Service. We provide optimized barcoding primers, or Access Array Barcode Libraries, for use with Roche, Life Technologies and Illumina sequencing platforms. When used with the 48.48 Access Array chip, the barcode library enables the user to pool products of different samples, perform amplification of all samples in parallel, and then sequence the pooled samples as a single sample. We also offer the Access Array Content Service to provide validated custom primer sets for users.

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

We have developed commercial manufacturing processes to fabricate valves, channels, vias and chambers with dimensions in the ten to 100 micron range, at high density and with high yields. For research purposes, we have created devices with both substantially smaller and larger features. Though our manufacturing is based on standard semiconductor manufacturing technologies and techniques, we have also developed novel processes for mold fabrication that enable mass production of high density chips with nanoliter volume features. These processes are sufficiently robust that new microfluidic designs can often be built using existing fabrication techniques, allowing for rapid innovation of new chip designs without needing manufacturing process or equipment changes.

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

Architectures. The second level of our chip technology comprises the architectures we have designed to exploit our ability to conduct thousands of reactions on a single chip. The first of these is the Dynamic Array, a matrix architecture that allows multiple different samples and multiple different reagents to be loaded onto a single chip and then combined so that there is an isolated reaction between each sample and each reagent. The primary advantage of this architecture is that each sample and reagent is only handled by a pipette once per chip rather than once per reaction, as is the case with conventional microplate-based technologies. For example, a single 96.96 Dynamic Array chip can perform a total of 9,216 unique reactions between 96 samples and 96 reagents with only 192 pipetting steps. With conventional microplate-based technologies, the same experiment would require about 18,432 pipetting steps and at least 24 conventional microplates. In addition, the shape of the array can be changed. For instance, our 192.24 Dynamic Array chip allows reactions between 192 samples and 24 assays. Our Sample Processor architecture allows us to bring similar benefits to reactions which require export of the reaction product and more complex (multi-step) reactions. For example, our Access Array chip automates sample preparation for targeted resequencing by amplifying 48 genetic regions on each of 48 samples and exporting each prepared sample. Our Digital Array architecture allows a sample to be split into hundreds to tens of thousands of sub-samples. Separate reactions can then be conducted on each of the smaller sub-samples. Our Cell Processor architecture automates cell seeding, culture, combinatorial dosing with multiple reagents, and export for further analysis.

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

Technological Advances. Our 48.770 Digital Array chips have over 4,000 valves capable of more than 4,000 assays per square centimeter, a 181-fold increase in valve density and a 1,600-fold increase in assay capability as compared to the first prototype of our 1.48 chip sold in 2002. In our research and development laboratory, we have built and tested fully functional Digital Array chips capable of performing 200,000 assays, over five-fold more than our 48.770 Digital Array chip. We have also developed the capability to capture many single cells from a flow stream, as well as to conduct molecular biology protocols on each individual cell in parallel. We are applying this capability to integrate automated cell capture and specific target amplification.

We have added capabilities to our chips in addition to increasing the density. In 2009, we elaborated our 48.48 chip architecture to enable the recovery of DNA samples from reaction chambers after PCR amplification. The elaborated chips are now sold as part of the Access Array system, which allows the high-throughput preparation of samples for next-generation DNA sequencing.

We also recently developed a second generation interface technology, which increases our number of chip control signals, or states, by nearly a factor of 10 (from 4 to 36). Since the number of chip states is approximately 2 raised to the power of the number of control signals, this represents a billion-fold increase in the number of states a chip may be set to; this advance means that the complexity of reactions that our chips may run is no longer meaningfully limited by the number of control lines. This architecture was implemented on commercial products in 2011.

Software and Instrumentation

We have developed instrumentation technology to load samples and reagents onto our chips and to control and monitor reactions within our chips. Our line of chip controllers consists of commercial pneumatic components and both custom and commercial electronics. They apply precise control of multiple pressures to move fluid and control valve states in an microfluidic chip. Our BioMark HD system consists of a custom fast thermal cycler packaged with a sophisticated fluorescence imaging system. Our FC1 cycler is a custom thermal cycler capable of very rapid cycling: 45 cycles in 30 minutes. Our EP1 instrument is a fluorescence reader designed for endpoint imaging, suitable for genotyping and digital PCR applications. All of these instruments are designed to be easily introduced into standard automated lab environments.

We have developed specialized software to manage and analyze the unusually large amounts of data produced by our systems. Our BioMark HD system’s gene expression analysis software automatically measures individual real-time qPCR reactions from fluorescent images and generates amplification threshold crossing values allowing researchers to readily perform complete normalized comparative gene expression analysis across large numbers of samples and assays. Similarly, our SNP Genotyping Analysis software automatically clusters fluorescent intensities from individual genotype reactions and makes genotype calls across individual and multiple chip runs. The Digital PCR Analysis software automatically calculates absolute copy number and copy number ratios from digital PCR experiments. Our Melting Curve Analysis software supports genotyping from data collected on the BioMark HD reader.

Protocols and Assays Design

We provide protocols to guide our customers in the use our products with commonly available molecular biology reagents for the analysis of their specific sample types. The set of protocols we offer are regularly expanded. For gene expression, we currently provide a protocol for TaqMan real-time reagents for general gene expression analysis. We also offer a protocol specifically for single-cell analysis. In early 2010 we released a protocol for EvaGreen, a DNA binding dye for gene expression measurements with excellent data quality and a very low cost per assay. We also released protocols for the use of our microfluidic systems with Thermo-Fisher Solaris assays. PCR assay reagents need to be specific to The gene targets of interest. Since our systems analyze many gene targets at once, the process of designing a set of assays may delay the implementation experiments or require the use of expensive pre-designed assays. To address this issue we have developed a computational method for rapid-turn PCR assay design. This process allows us to provide customers with validated assays for their targets of interest. We have commercialized this service for our BioMark HD, EP1 and Access Array customers through the launch of our DELTAgene and SNPtype assays and our Access Array Target-Specific primers.

In the first quarter of 2011, we introduced our DELTAgene assay product, consisting of assay design and custom content delivery systems for gene expression, that allow customers to specify genes of interest and match them to region-specific primers and enables our existing systems to amplify specific genetic regions of interest. In the second quarter of 2011, we introduced a similar assay design and custom content delivery system for genotyping called SNPtype. We believe these assay design and content delivery systems represent an improvement over conventional pre-defined panels by allowing customization based on cellular pathways or biological areas of interest while lowering up-front costs of experiments. These offerings provide low-cost alternatives to chemistries such as TaqMan and allow customers to use chips in more flexible ways. By specifying genes or SNP sites of interest and matching them to region specific primers, customers using our existing systems are able to amplify specific genetic regions of interest at reduced cost without sacrificing data quality.

Sales and Marketing

We distribute our microfluidic systems through our direct sales force and support organizations located in North America, Europe and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern and Asia-Pacific countries. Our domestic and international sales force informs our current and potential customers of current product offerings, new product introductions, technological advances in our microfluidic systems and workflows, and notable research being performed by our customers or ourselves. As our primary point of contact in the marketplace, our sales force focuses on delivering a consistent marketing message and high level of customer service, while also attempting to help us better understand our customer needs. As of December 31, 2011, we had 72 people employed in sales, sales and technical support and marketing, including 42 sales representatives and technical pre-sales specialists located in the field. We intend to significantly expand our sales, support and marketing efforts in the future.

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

Commercial Alliances

Co-Marketing Agreements for Next Generation Sequencing

We have entered into an agreement to co-market our Access Array system with 454 Life Sciences, a division of F. Hoffman-La Roche Ltd., a manufacturer of leading next generation DNA sequencing platforms. Per our agreement, we may bundle our Access Array sample preparation system with our co-marketer’s next generation DNA sequencing technologies. This agreement enables us to, among other things, engage in co-operative marketing and messaging, perform selective specialization or utilization of our co-marketer’s channel for promotional or sales activity, and educate our direct and indirect distribution channels, in each case without any minimum sales, volume or other financial obligations. The agreement does not preclude us from engaging in other activities of similar or related interest with other participants in the sequencing technology market and may be terminated by either party with notice. We have entered into a similar co-marketing agreement with another manufacturer of next generation DNA sequencing platforms. This second agreement is in its early stages, does not contain any minimum performance obligations of the parties and may be terminated at anytime by either party with notice.

Non-invasive Prenatal Diagnostics Collaboration

We entered into a set of related agreements with Novartis V&D, in May 2010 which were subsequently amended in March 2011. Under these agreements, our capabilities in digital PCR are being developed for potential in-vitro diagnostics applications, with an initial focus on the development of an NIPD test for fetal aneuploidies. These agreements provide Novartis V&D with an option to exclusively license our technology in the primary field of non-invasive testing for fetal aneuploidies and the secondary field of non-invasive testing of genetic abnormality, disease or condition in a fetus or in a pregnant woman (other than as tested in the primary field), RhD genotyping or carrier status in a pregnant woman and the genetic carrier status of a prospective mother and her male partner. Under these agreements, except with Novartis V&D, we cannot, directly or in collaboration with a third party, use, develop or sell any products or services in the primary field or the secondary field, other than for research applications in the secondary field. We have achieved our initial technical feasibility milestones in 2011 and received milestone payments totaling $3.3 million.

At Novartis V&D’s option, these agreements can be extended to encompass further research, development and commercialization of our products in the primary and secondary fields described above, which could take several years or more to complete. If the agreements are extended, we will negotiate additional technical feasibility milestones and milestone payments with Novartis V&D. In addition, the agreements provide for payments to us upon Novartis V&D’s exercise of its option to license our technology and upon our meeting a specified product development milestone. These additional payments potentially total $3.0 million if these agreements are extended. The term of the development portion of the agreements will extend until attainment of all existing and to-be-negotiated technical feasibility milestones, but will automatically terminate if Novartis V&D does not exercise its option to license our technology by April 30, 2012. In addition, the agreements may be terminated at any time in Novartis V&D’s sole discretion and, by us, at certain times, if Novartis V&D elects not to proceed with the development program. The agreements provide that if a test is commercialized, we would supply the required systems and chips for performance of such test.

Single-Cell Genomics Collaboration

In August 2011, we entered into an agreement to collaborate with BD Biosciences, a segment of Becton, Dickinson and Company, or BD, with respect to single-cell genomics. Pursuant to this agreement, we and BD will jointly make a series of public presentations describing the significant scientific insights obtainable by combining the ability of BD’s instruments to measure multiple surface markers of an individual cell with our systems ability to measure hundreds of genes from the same cell.

Customers

We have sold our BioMark, EP1 and Access Array systems to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. We have sold over 500 systems to customers in over 25 countries. No single customer represented more than 10% of our total revenue for 2011, 2010 and 2009.

Manufacturing

Our microfluidic systems and instrumentation for commercial sale, as well as for internal research and development purposes, are manufactured at our facilities in Singapore. We also manufacture assays and chips for research and development at our headquarters in South San Francisco, California.

We established our primary manufacturing facility in Singapore to take advantage of the skilled workforce, supplier and partner network, lower operating costs and government support available there. Our microfluidic system manufacturing process includes photolithography and fabrication technologies that are very similar to those used in the fabrication of semiconductor chips. As a result, we are able to hire from a pool of skilled manpower created by the existing semiconductor industry in Singapore. Similarly, the Singapore semiconductor industry has created a broad network of potential suppliers and partners for our manufacturing operations. We are able to locally source a large proportion of the raw materials required in our processes and have been able to collaborate with local engineering companies to develop enabling technologies chip fabrication.

Our manufacturing operations in Singapore have been supported by grants from the Singapore Economic Development Board, or EDB, which provides incentive grant payments for research, development and manufacturing activity in Singapore. Our arrangements with EDB require us to maintain a significant and increasing manufacturing and research and development presence in Singapore.

We expect that our existing manufacturing capacity for instrumentation and chips is sufficient to meet our needs at least through 2013. However, we are considering developing additional capacity to ensure that all or most of our products are produced by at least two different facilities. We believe that having dual sources for our products would help mitigate the potential impact of a production disruption at any one of our facilities and that such redundancy may be required by our customers in the future. We have not determined the timing or location of any additional manufacturing capacity.

We rely on a limited number of suppliers for certain components and materials used in our products. While we are in the process of qualifying additional sources of supply, we cannot predict how long that qualification process will last. If we were to lose one or more of our limited source suppliers, it would take significant time and effort to qualify alternative suppliers. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer from which our chip cores are fabricated, specialized custom camera lenses, fiberlight guides and other components required for the reader of our BioMark system, and certain raw materials for our DELTAgene and SNPtype assays and Access Array Target-Specific primers. With respect to many of our suppliers, we are neither a major customer, nor do we have long term supply contracts. These suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms.

Research and Development

We have assembled experienced research and development teams at our South San Francisco and Singapore locations with the scientific, engineering, software, bioinformatic and process talent that we believe is required to grow our business.

New Product and Application Development

The largest component of our current research and development effort is in the areas of new products and new applications. We plan to introduce a new platform for single-cell capture and preparation with capability to support a variety of analytical methods, and to strengthen our current product lines by further simplifying the workflows.

Single-Cell Analysis Tools. We intend to strengthen the single-cell analysis capability of our BioMark system by expanding our customers’ options for single-cell capture, manipulation and downstream data analysis. For example, we are developing a system for single-cell capture and preparation that will increase the types of samples that can be processed routinely, as well as the types of usable preparation chemistry. We expect that this new system will be able to prepare samples both for BioMark systems, as well as for next generation sequencing.

Cell Culture System. With the support of a grant from the California Institute of Regenerative Medicine, or CIRM, in an aggregate amount of $750,000, we have developed a prototype microfluidic cell culture system that enables researchers to independently control the conditions for multiple cell cultures, allowing sequential dosing of a variety of factors and then extraction of the cells for further analysis. CIRM has awarded us with an additional $1.9 million grant over three years to further advance research in this area and to deliver useable prototypes to a limited number of stem cell research laboratories.

Assay and Reagent Development. We intend to enhance our SNPtype genotyping assays, DELTAgene gene expression assays, and Access Array Target-Specific primer sets with improved performance and features. For genotyping, we plan to improve our SNPtype bioinformatic pipelines to support additional types of mutations, improve assay design rates for difficult areas of the genome, and offer it in additional formats. For gene expression, we intend to lower sample preparation reagents with lower costs and to increase the multiplexing to enable analysis of larger sets of genes. For the growing number of new third party commercial sequencing platforms, we plan to provide reagents necessary to support Access Array Target-Specific primer sets for a wider variety of platforms.

Integrated Fluidic Circuit and Instrument Architectures. We intend to develop additional products to strengthen the capabilities of our existing Dynamic Array and Digital Array product families. For example, our existing 48.770 Digital Array chip can perform 36,960 reactions. We have developed prototype chips based on the Digital Array architecture that can perform 200,000 or more reactions. We intend to design Dynamic Array architectures that are more flexible and cost effective for researchers with smaller numbers of assays or smaller numbers of samples. We plan to evaluate next generation instruments architectures supporting these new chip formats for our existing markets and with features potentially suitable for clinical markets.

Process Development

The second component of our research and development effort is process development. We continuously develop new manufacturing processes and test methods to drive down manufacturing cost, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs. Our prototype fabrication facility at our Singapore manufacturer fabricates prototype chips working closely with product development teams in South San Francisco, California. This process development team’s focus is to improve fabrication processes for the production line. We invest in manufacturing automation, process changes and design modifications which historically have significantly improved yields and lowered the manufacturing costs of our chips.

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

Our research and development expenses were $13.9 million, $13.0 million and $12.3 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, 60 of our employees were engaged in research and development activities.

Competition

We compete with both established and development stage life science companies that design, manufacture and market instruments for gene expression analysis, genotyping, other nucleic acid detection and additional applications. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Illumina, Inc., Life Technologies Corporation, LGC Limited, Luminex Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc. and WaferGen Bio-Systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets.

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

We have developed our own portfolio of issued patents and patent applications directed to commercial products and technologies in development. Our portfolio covers methods and devices for isolating, culturing, and analyzing single cells; technologies for processing and preparing DNA samples for next generation DNA sequencing; high-density and reusable chips for performing genotyping and measuring gene expression with massive multiplexing, and techniques for using these chips; and associated instrumentation and software for controlling and reading our chips and analyzing the data obtained from them. We also have 36 patents and patent applications pending relating to devices, techniques and applications for digital PCR, including methodologies for measuring copy number variation and noninvasively diagnosing prenatal genetic abnormalities.

As of December 31, 2011, we owned or licensed over 200 patents, most of which issued in the United States, and we had approximately 250 pending patent applications worldwide, including approximately 100 in the United States. Our patents have expiration dates ranging from 2018 to 2030. The U.S. issued patents we have licensed from Caltech expire between 2017 and 2026; the U.S. issued patents we have licensed from other parties expire between 2019 and 2027.

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

Our license agreement with Caltech provides us with an exclusive, worldwide license to certain patents and related intellectual property, as well as the right to prosecute licensed patent filings worldwide at our expense and to initiate any infringement proceedings. Caltech retains the right to use the licensed materials for noncommercial educational and research purposes, as well as any rights necessary to comply with the statutory rights of the U.S. government. We have issued shares of our common stock to Caltech and we agreed to pay to Caltech royalties based on sales revenue of licensed products on a country-by-country basis with a minimum annual royalty. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country.

Our license agreements with Harvard University allow sublicenses (i) provided we can demonstrate that we have added significant value to the patent rights to be sublicensed and that such sublicense also contains a substantial and essentially simultaneous license to intellectual property owned by us, or (ii) when such patent rights are necessary to practice other Harvard University patent rights exclusively licensed to us which are also being licensed. We have issued shares of our common stock to Harvard and we agreed to pay to Harvard royalties based on sales revenue of licensed products on a country-by-country basis with a minimum annual royalty. Harvard is responsible for filing and maintaining all licensed patents, but we must reimburse Harvard for our share of its related patent prosecution expenses. We have the right to prosecute any infringement of our licensed patent rights. The license agreement will terminate with the last-to-expire of the licensed patents.

On June 30, 2011, we settled certain litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation and its Applied Biosystems, LLC subsidiary, referred to as Life, relating to various patent rights of the two companies. Specifically, the agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from the California Institute of Technology. These agreements resolve litigation filed by us against Life in June 2011 in U.S. District Court for the Northern District of California and by Life against us in June 2011 in U.S. District Court for the District of Delaware. Under the terms of the agreements, each party is responsible for making certain payments to the other, and in June 2011, these obligations resulted in a net $3.0 million payment to Life from us. We expensed the $3.0 million and classified it as litigation settlement in our June 30, 2011 condensed consolidated statement of operations because the agreement specified that the amount paid by us was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. The agreements also provide for various royalty payments by each of the parties, including a royalty on certain Life instruments.

Under the terms of the agreements, either party had the option, exercisable for 30 days from the date of the agreements, to limit or preclude certain patent litigation between the parties over the next two to four years. These rights were subject to certain exceptions and would involve an additional payment by the respective party exercising the option at the time of exercise. In July 2011, we exercised our option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against our customer’s for two years and against our company, with respect to our current products and equivalent future products, for four years. The additional payment was recorded in other assets and amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation under its relevant patents for any alleged prior and future infringement by us for four years, and because such preclusion relates to our equivalent future products. Life elected not to exercise its option.

In May 2011, we entered into a license agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company, referred to as Caliper, to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend the license to cover additional fields. Under the agreement, we made an up-front payment of $625,000, which is subject to adjustment, and will have royalty obligations commencing in January 2012. In August 2011, we entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which we are obligated to make royalty payments was shortened, with the last payment due in mid-2018 for our existing products at the time of amendment and their future equivalents. If any of our future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when our royalty payment obligations are expected to terminate based upon our current products. Our royalty payments are not expected to be material to our company in future periods.

Government Regulation

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or FFDCA, FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic products, or IVDs. Our products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences laboratories, and pharmaceutical and biotechnology companies for non-diagnostic purposes. Because our products are not intended for use in clinical practice in the diagnosis of disease or other conditions, they do not fit the definition of a medical device under the FFDCA and thus are not subject to regulation by the FDA, as medical devices. In particular, while FDA regulations require that research only products be labeled, “For Research Use Only. Not for use in diagnostic procedures”, the regulations do not subject such products to FDA’s pre- and post-market controls for medical devices. In June 2011 the FDA issued a draft guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The draft guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses. These circumstances may include written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by FDA.

For example, if we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by FDA as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FFDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications, or PMAs, have not been required by the FDA. This process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this requirement. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

Changes to a device that have received PMA approval typically require a new PMA or PMA supplement. Changes to a device that received 510(k) clearance which could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, require a new 510(k) clearance or possibly PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any of these decisions and may disagree. If the FDA disagreed with our determination not to seek a new 510(k) clearance for a change to a previously marketed product, the FDA could require us to seek a new 510(k) clearance or pre-market approval. The FDA also could require us to cease manufacturing and/or recall the modified device until 510(k) clearance or pre-market approval was obtained. Also, in these circumstances, we could be subject to warning letters, adverse publicity, significant regulatory fines or penalties, seizure or injunctive action, or criminal prosecution.

In some cases, our customers or collaborators may use our products in their own laboratory-developed tests, or LDTs, or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products or the sale of our products for LDT uses. A significant change in the way that the FDA regulates our products or the LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA recently held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs.

We are collaborating with Novartis V&D to develop products to target the NIPD market for fetal aneuploidies. Our product development is in its early stages and we have not made any submissions to the FDA regarding the products or determined whether FDA clearance or approval will be required.

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

Our failure to comply with applicable FDA regulatory requirements, or our failure to timely and adequately respond to inspectional observations, could result in enforcement action by the FDA, which may include the following sanctions:

•	fines, injunctions and civil penalties;

•	recall or seizure or our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	delays in clearance or approval, or failure to obtain approval or clearance of future product candidates or product modifications;

•	restrictions on labeling and promotion;

•	adverse publicity, warning letters, fines, or injunctions;

•	withdrawal of previously granted clearances or approvals; and

•	criminal prosecution.

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

Property and Environmental Matters

We lease approximately 30,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2015, approximately 28,000 square feet of manufacturing and office space at our facility in Singapore under leases with varying expiration dates through October 2014. In addition, we lease office space in Paris, France on a month-to-month basis; in Tokyo, Japan under a lease that expires in November 2013; in Osaka, Japan under a lease that expires in September 2012; and in Shanghai, China under a lease that expires in May 2013. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our needs through 2013.

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

Geographic Information

During the last three years, a majority of our revenue was generated within North America and Europe and a majority of our long-lived assets are located within the United States and Singapore. Please see Note 15 of the notes to our audited consolidated financial statements for additional information for geographic areas.

Seasonality

In 2008, 2009 and 2010, our product revenue was higher in the fourth quarter of the year than in the first quarter of the next year reflecting numerous factors, including, among others, seasonal variations in customer operations and customer budget and capital spending cycles.

Employees

As of December 31, 2011, we had 239 employees, of which 60 work in research and development, 40 work in general and administrative, 67 work in manufacturing, 72 work in sales, sales and technical support and marketing. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

Executive Officers

The following table sets forth the names, ages (as of February 29, 2012) and positions of our executive officers:

Name	Age	Position
Gajus V. Worthington	42	President, Chief Executive Officer and Director
Vikram Jog	55	Chief Financial Officer
Robert C. Jones	57	Executive Vice President, Research and Development
William M. Smith	60	Executive Vice President, Legal Affairs, General Counsel and Secretary
Fredric Walder	54	Chief Business Officer
Mai Chan (Grace) Yow	53	Executive Vice President, Worldwide Manufacturing and Managing Director of Fluidigm Singapore Pte. Ltd.

Gajus V. Worthington is a co-founder of Fluidigm and has served as our President and Chief Executive Officer and a Director since our inception in June 1999. From May 1994 to April 1999, Mr. Worthington held various staff and management positions at Actel Corporation, a public semiconductor corporation that was sold to Microsemi Corporation in 2010. Mr. Worthington received a B.S. in Physics and an M.S. in Electrical Engineering from Stanford University.

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

Robert C. Jones has served as our Executive Vice President, Research and Development since August 2005. From August 1984 to July 2005, Mr. Jones held various managerial and research and development positions at Applied Biosystems, a laboratory equipment and supplies manufacturer that was a division of Applera Corporation, including: Senior Vice President Research and Development from April 2001 to August 2005; Vice President and General Manager Informatics Division from 1998 to 2001; and Vice President PCR Business Unit from 1994 to 1998. Mr. Jones received a BSEE in Electrical Engineering and an MSEE in Computer Engineering from the University of Washington.

William M. Smith has served as our Executive Vice President, Legal Affairs since January 2012 and as General Counsel and our Secretary since May 2000. From May 2000 to January 2012, Mr. Smith served as our Vice President, Legal Affairs and served as a Director from May 2000 to April 2008. Mr. Smith served as an associate and then as a partner at the law firm of Townsend and Townsend and Crew, LLP from 1985 through April 2008. Mr. Smith received a J.D. and an M.P.A. from the University of Southern California and a B.A. in Biology from the University of California, San Diego.

Fredric Walder has served as our Chief Business Officer since May 2010. From August 1992 to April 2010 he served in various senior executive positions at Thermo Fisher Scientific Inc., a laboratory equipment and supplies manufacturer, including as Senior Vice President, Customer Excellence from November 2006 to April 2010 and Division President, Thermo Electron Corporation from January 2000 to November 2006. Mr. Walder holds a B.S. in Chemistry from the University of Massachusetts.

Mai Chan (Grace) Yow has served as Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd., our Singapore subsidiary, since January 2012 and as Managing Director of Fluidigm Singapore Pte. Ltd. since March 2006. Ms. Yow served as Vice President, Worldwide Manufacturing, from March 2006 to January 2012. From June 2005 to March 2006, Ms. Yow served as General Manager of Fluidigm Singapore Pte. Ltd. From August 2004 to May 2005, Ms. Yow served as Vice President Engineering (Asia) for Kulicke and Soffa, a public semiconductor equipment manufacturer. From March 1991 to July 2004, Ms. Yow served as Director, Assembly Operations, Plant Facilities and EHS, for National Semiconductor Singapore, a semiconductor fabrication subsidiary of National Semiconductor Corporation. Ms. Yow received a B.E. in Electronic Engineering from Curtin University, a Certificate in Management Studies from the Singapore Institute of Management and a Diploma in Electrical Engineering from Singapore Polytechnic.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-K. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Business and Strategy

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $22.5 million, $16.9 million and $19.1 million during 2011, 2010 and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of $221.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our manufacturing costs and selling, general and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success depends, in part, on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. Market acceptance of our systems will depend on many factors, including our ability to convince potential customers that our systems are an attractive alternative to existing technologies. Compared to some competing technologies, our microfluidic technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our microfluidic systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in customers choosing to retain their existing systems or to purchase systems other than ours.

In addition, it is important that our systems be perceived as accurate and reliable by the scientific and medical research community as a whole. Historically, a significant part of our sales and marketing efforts has been directed at convincing industry leaders of the advantages of our systems and encouraging such leaders to publish or present the results of their evaluation of our system. If we are unable to continue to induce leading researchers to use our systems or if such researchers are unable to achieve and publish or present significant experimental results using our systems, acceptance and adoption of our systems will be slowed and our ability to increase our revenue would be adversely affected.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2008, 2009 and 2010, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; and fluctuations in foreign currency exchange rates. The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. We expect that our sales will continue to fluctuate on a quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our customer base is primarily composed of academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

The life science research and Ag-Bio markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We compete with both established and development stage life science research and Ag-Bio companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, genotyping, PCR, digital PCR, other nucleic acid detection and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios and greater experience and scale in research and development, manufacturing and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Illumina, Inc., Life Technologies Corporation, LGC Limited, Luminex Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc. and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets.

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

Increased competition is likely to result in pricing pressures, which could reduce our profit margins and increase our sales and marketing expenses, any of which could cause harm to our business, operating results and financial condition. Our failure to compete effectively could materially and adversely affect our business, financial condition and results of operations.

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

We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force that includes people with specific scientific backgrounds and expertise and a marketing group with technical sophistication. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales of our products and reduce our revenue and profitability.

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

Our business depends on research and development spending levels of academic, clinical and governmental research institutions, and pharmaceutical, biotechnology and Ag-Bio companies, a reduction in which could limit our ability to sell our products and adversely affect our business.

We expect that our revenue in the foreseeable future will be derived primarily from sales of our microfluidic systems and chips to academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our microfluidic systems and chips. These reductions and delays may result from factors that are not within our control, such as:

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

Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our operations or financial condition.

Some of our programs are partially supported by government grants, which may be reduced, withdrawn, delayed or reclaimed.

We have received and may continue to receive government grants to fund our research and development programs. For example, with the support of a grant from CIRM, we have developed a prototype microfluidic cell culture system that enables researchers to independently control the conditions for multiple cell cultures, allowing sequential dosing of a variety of factors and then extraction of the cells for further analysis. CIRM has awarded us with an additional grant over three years to further advance research in this area and to deliver useable prototypes to a limited number of stem cell research laboratories. Funding by governments may be significantly reduced or eliminated in the future for a number of reasons. For example, legal, social and ethical concerns surrounding the use of genetic information and biological materials in certain applications, such as stem cell research, genetic engineering or modification of agricultural products, and testing for genetic predisposition for certain medical conditions, may adversely impact funding levels for government grants in these areas. In addition, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. A restriction on the government funding available to us would reduce the resources that we would be able to devote to existing and future research and development efforts. Such a reduction could delay the introduction of new products, harm our competitive position and adversely affect our business.

We may not be able to develop new products or enhance the capabilities of our existing microfluidic systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business, revenue, financial condition and operating results.

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including gene expression analysis, genotyping, digital PCR and single-cell analysis, as well as potential markets for our products such as high-throughput DNA sequencing and molecular diagnostics applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

Emerging market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products.

The application of our technologies to molecular diagnostics, single-cell analysis, digital PCR and sample preparation for next generation DNA sequencing are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. For example, we plan to launch a new system in the second half of 2012, which applies our technology to, among other things, improve single-cell analytic workflow for expression analysis. The future growth of the single-cell analysis market and the success of our new system depends on many factors beyond our control, including recognition and acceptance by the scientific community and the growth, prevalence and costs of competing methods of genetic analysis. If the market for single-cell analysis, molecular diagnostics, digital PCR and sample preparation for next generation DNA sequencing do not develop as we expect, our business may be adversely affected. Additionally, our success in these emerging markets may depend to a large extent on our ability to successfully market and sell products using our technologies. If we are not able successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

If our research and product development efforts do not result in commercially viable products within the timeline anticipated, if at all, our business and results of operations will be adversely affected.

Our business is dependent on the improvement of our existing products, our development of new products to serve existing markets and our development of new products to create new markets and applications that were previously not practical with existing systems. We intend to devote significant personnel and financial resources to research and development activities designed to advance the capabilities of our microfluidic systems technology. We have developed design rules for the implementation of our technology that are frequently revised to reflect new insights we have gained about the technology. In addition, we have discovered that biological or chemical reactions sometimes behave differently when implemented on our systems rather than in a standard laboratory environment. Furthermore, many such reactions take place within the confines of single cells, which have also demonstrated unexpected behavior when grown and manipulated within microfluidic environments. As a result, research and development efforts may be required to transfer certain reactions and cell handling techniques to our systems. In the past, product development projects have been significantly delayed when we encountered unanticipated difficulties in implementing a process on our systems. We may have similar delays in the future, and we may not obtain any benefits from our research and development activities. Any delay or failure by us to develop new products or enhance existing products would have a substantial adverse effect on our business and results of operations.

If any of our strategic partners fail to perform their obligations, terminate their agreements with us or do not diligently pursue product development or commercialization efforts, or if our collaborations do not lead to commercial products or services, we may not realize any material revenue or other benefits from the strategic partnerships, the costs from such strategic partnerships may exceed our benefits. Additionally, we may be required to dedicate substantial time and resources to our collaborations and strategic partnerships, and if we do not have adequate resources to fulfill our obligations under the collaboration and partnership agreements, as well as to operating and growing our business, our business may be adversely impacted.

We have entered into and may continue to enter into strategic partnerships, including collaborations and alliances with other participants in the life science, Ag-Bio and molecular diagnostics industries. If any of our strategic partners were to change their business strategies or development priorities, or encounter research and development obstacles, they may no longer be willing or able to participate in such strategic partnerships which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not control the strategic partnerships in which we participate. We may also have certain obligations, including some limited funding obligations, with regard to our strategic partnerships, joint ventures and alliances. We may be required to relinquish important rights, including intellectual property rights, and control over the development of our product candidates, assume product or other liabilities associated with the use of our products in diagnostic and other applications, agree to restrictions on the use or applications of our products, or otherwise be subject to terms unfavorable to us.

In 2010, we entered into collaboration agreements with Novartis V&D under which our capabilities in digital PCR are being developed for potential in-vitro diagnostics applications, with an initial focus on the development of an NIPD test for fetal aneuploidies. These agreements provide Novartis V&D with an option to exclusively license our technology in the primary field of non-invasive testing for fetal aneuploidies and the secondary field of non-invasive testing of genetic abnormality, disease or condition in a fetus or in a pregnant woman (other than as tested in the primary field), RhD genotyping or carrier status in a pregnant woman and the genetic carrier status of a prospective mother and her male partner (the “Novartis Option”). Under these agreements, except with Novartis V&D, we cannot, directly or in collaboration with a third party, use, develop or sell any products or services in the primary field or the secondary field, other than for research applications in the secondary field. The agreements may be terminated by Novartis V&D at any time. At Novartis V&D’s option, these agreements can be extended to encompass further research, development and commercialization of our products in the primary and secondary fields described above, which could take several years or more to complete. The agreements provide that if a test is commercialized, we would supply the required systems and chips for performance of such test.

If Novartis V&D elects to exercise the Novartis Option and extend our collaboration to encompass further research, development and commercialization of our products, we will be required to dedicate substantial time and resources to the collaboration, which may adversely impact our business operations. For example, we would be required to expend significant time and energy recruiting and hiring qualified employees, particularly senior scientists and engineers, to fulfill our obligations under the collaboration agreement. Additionally, in the event the research and development leads to commercialization of products, we may need to establish an additional manufacturing facility to manufacture the products. Furthermore, due to the nature of the research and intended uses for the potential products, we may be required to comply with certain FDA regulations. Under our agreement with Novartis V&D, we will be required to conform some of our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that governs the methods and documentation covering the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical device products. These and other related matters will require management’s attention and oversight and our personnel’s time, diverting attention from normal daily operation of our business, which could harm our business. Additionally, if we are required to add to our existing manufacturing space in Singapore or move some or all of our manufacturing facilities to a new location, such a move will involve significant time and expense, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities.

Our agreements and efforts with Novartis V&D are in their early stages and are subject to numerous conditions, contingencies, development challenges, milestones, royalty and license fees, indemnification obligations, termination rights, change of control and default provisions and regulatory approvals. We are engaged in discussions with Novartis V&D regarding the terms of the next phase of our collaboration plan. There can be no assurance that the discussions will lead to continued collaboration, that the collaboration will lead to technology, products or services, that such technology, products or services will receive market acceptance, that we will realize any material revenue or other benefits from this collaboration or that the benefits will exceed our costs.

If one or more of our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our instruments, chips and/or assays and, as a result, our business will be harmed until we are able to secure a new facility.

We manufacture and assemble all of our instruments and chips for commercial sale at our facility in Singapore and our assays for commercial sale at our headquarters in South San Francisco, California. No other manufacturing or assembly facilities are currently available to us, particularly facilities of the size and scope required by our Singapore operations. Our facilities and the equipment we use to manufacture our instruments, chips and assays would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our research, development and manufacturing for some period of time. The inability to perform our research, development and manufacturing activities in Singapore and/or South San Francisco, combined with our limited inventory of reserve raw materials and manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The current leases for our manufacturing facility in Singapore and South San Francisco expire at various times through October 2014 and April 2015, respectively. If we are unable to secure new leases upon the expiration of our current leases or if either of our facilities becomes otherwise unavailable to us, and we are required to move our operations to a new manufacturing facility, we will incur significant expense in connection with the establishment of a new facility. A move would be administratively and logistically challenging and would delay and otherwise adversely affect our manufacturing activities and business operations. We cannot provide assurances that we will be able to secure new leases on our existing manufacturing facilities or a new manufacturing facility on acceptable terms, if at all.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations;

•	further our research and development; and

•	acquire other businesses or assets and license technologies.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

To use our products, and our BioMark system in particular, customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.

Our products, and our BioMark system in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our BioMark system, which represented 36% of our product revenue in 2011 and 42% of our product revenue in 2010, involves real-time qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

We are dependent on single source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.

We rely on single source suppliers for certain components and materials used in our products. We do not have long term contracts with our suppliers of these components and materials. The loss of the single source suppliers of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply:

•

The chips used in our microfluidic systems are fabricated using a specialized polymer that is available from a limited number of sources. In the past, we have encountered quality issues that have reduced our manufacturing yield or required the use of additional manufacturing processes.

•	The reader for our BioMark system requires specialized custom camera lenses, fiber light guides and other components that are available from a limited number of sources.

•	The raw materials for our DELTAgene and SNPtype assays and Access Array Target-Specific primers.

Our reliance on these suppliers also subjects us to other risks that could harm our business, including the following:

•	we may be subject to increased component costs;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy of our products or cause delays in shipment of our products; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

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

All of our instruments and chips for commercial sale are manufactured at our facility in Singapore. Production of the elastomeric block that is at the core of our chips is a complex process requiring advanced clean rooms, sophisticated equipment and strict adherence to procedures. Any contamination of the clean room, equipment malfunction or failure to strictly follow procedures can significantly reduce our yield in one or more batches. We have in the past experienced variations in yields due to such factors. A drop in yield can increase our cost to manufacture our chips or, in more severe cases, require us to halt the manufacture of our chips until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.

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

Because all our instruments and chips for commercial sale are manufactured at our facility in Singapore, we rely on shipping providers to deliver those products to our customers. Labor disputes, tariff or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock and offload our products, energy-related tie-ups or other factors, could disrupt or delay shipping of our products from Singapore or off-loading our products upon arrival at their destination. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

If we are unable to recruit and retain key executives, scientists and technical support personnel, we may be unable to achieve our goals.

Our performance is substantially dependent on the performance of our senior management, particularly Gajus V. Worthington, our President and Chief Executive Officer. Additionally, to expand our research and product development efforts, we need key scientists skilled in areas such as molecular and cellular biology, assay development and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

The loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability and results of operations.

The global credit and financial markets have been experiencing volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates and uncertainty about economic stability. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life science, Ag-Bio and molecular diagnostics research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

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

We believe our facilities located in Singapore and South San Francisco, California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore expire at various times through October 2014 and our current lease for our facilities in South San Francisco, California expires April 2015. In order to meet long-term demand for our microfluidic systems, we believe that we will need to add to our existing manufacturing space in Singapore or move all of our manufacturing facilities to a new location in Singapore in 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment and modifications to our manufacturing process, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. We cannot provide assurances that we will be able to secure a lease on a new manufacturing facility on acceptable terms, if at all.

Further, our anticipated growth will place additional strain on our suppliers and manufacturing facilities, resulting in an increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

Our products could become subject to regulation as medical devices by the U.S. Food and Drug Administration or other regulatory agencies in the future.

Our products are currently labeled and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology and Ag-Bio companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled for research use only, and used by our customers for research purposes only, they are not subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, if we change the labeling of our products in the future to include indications for human diagnostic applications or medical uses, or we have knowledge that our customers are using our products for diagnostic purposes, our products or related applications could be subject to the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label and market our products for use in performing clinical diagnostics, we would first need to obtain FDA premarket clearance or approval, unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

Further, the FDA may expand its jurisdiction over our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products or the LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Additionally, in June 2011 the FDA issued a draft guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The draft guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled for research use only, but which may be used by our customers for clinical use, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

We may be required to proactively achieve compliance with certain FDA regulations and to conform our manufacturing operations to the QSR as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to the QSR. For clinical diagnostic products that are regulated as medical devices, the FDA enforces the QSR through periodic unannounced inspections of registered manufacturing facilities. If we are required to comply with the QSR, the failure to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.

Our products could have unknown defects or errors, which may give rise to claims against us, adversely affect market adoption of our systems and adversely affect our business, financial condition and results of operations.

Our microfluidic systems utilize novel and complex technology applied on a nanoliter scale and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects or errors will not arise, and as we increase the density and integration of our microfluidic systems, these risks may increase. We generally provide warranties that our microfluidic systems will meet performance expectations and will be free from defects. We also provide warranties relating to other parts of our microfluidic systems. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

In manufacturing our products, including our systems, chips and assays, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. In addition, we purchase certain products from third-party suppliers for resale. If our suppliers fail to produce components to specification or provide defective products to us for resale and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

In addition, certain of our products are marketed for use with products sold by third parties. For example, our Access Array system is marketed as compatible with all major next generation DNA sequencing instruments. If such third-party products are not produced to specification, are produced in accordance with modified specifications or are defective, they may not be compatible with our products. In such case, the reliability and performance of our products may be compromised.

The occurrence of any one or more of the foregoing could negatively affect our business, financial condition and results of operations.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities which could adversely affect our international sales and operating performance.

During 2011, 2010 and 2009, approximately 47%, 46% and 48%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. In addition, all of our instruments and chips for commercial sale are manufactured in Singapore. Our international business may be adversely affected by changing economic, political and regulatory conditions in foreign countries.

Because the majority of our product sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could affect our financial performance. If the value of the U.S. dollar decreases relative to the Singapore dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore, which would adversely affect our revenue and product margins. Furthermore, fluctuations in exchange rates could reduce our revenue and affect demand for our products.

Engaging in international business inherently involves a number of other difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

If we are unable to integrate future acquisitions successfully, our operating results and prospects could be harmed.

In the future, we may make acquisitions to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Any merger or acquisition we may pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	our inability to retain key personnel of the acquired company;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.

We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financial covenants and secure that debt obligation with our assets.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired, which could adversely affect our business and our stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks associated with a company-wide implementation of an enterprise resource planning, or ERP, system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Because we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, we have fully reserved against the value of our NOLs on our balance sheet.

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

Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

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

To the extent our intellectual property, including licensed intellectual property, offers inadequate protection, or is found to be invalid or unenforceable, our competitive position and our business could be adversely affected.

We may be involved in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business or stock price.

Litigation may be necessary for us to enforce our patent and proprietary rights and/or to determine the scope, coverage and validity of others’ proprietary rights. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., now Life Technologies Corporation, asserting that our BioMark system for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into a license agreement with Life Technologies Corporation which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.

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

We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights”, which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our chips, which incorporate technology developed with U.S. government grants. All of our instruments, including microfluidic systems, and chips for commercial sale are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, one of the licensors applied for a waiver of the domestic manufacturing requirement with respect to certain patents. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three year period commencing in July 2009. If in the future it were to be determined that we are in violation of the domestic manufacturing requirement and additional waivers of such requirement were either not requested or not granted, then the U.S. government could exercise its march-in rights. In addition, these licenses contain provisions relating to compliance with this domestic manufacturing requirement. If it were determined that we are not in compliance with these provisions and such non-compliance constituted a material breach of the licenses, the licenses could be terminated. Either the exercise of march-in rights or the termination of one or more of our licenses could materially adversely affect our business, operations and financial condition.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly, and holders may have difficulty selling their shares.

Our stock is currently traded on NASDAQ, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•

announcements or communications by us or our competitors relating to, among other things, new commercial products, technological advances, significant contracts, commercial relationships, capital commitments, acquisitions or sales of businesses and/or misperceptions in or speculation by the market regarding such announcements or communications;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the life science, Ag-Bio and molecular diagnostics sectors;

•	failure to complete significant sales;

•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

The trading market for our common stock may rely, in part, on the research and reports that equity research analysts publish about us and our business. We do not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Future sales of shares could cause our stock price to decline.

If stockholders holding shares of our common stock sell, or indicate an intention to sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. As of December 31, 2011, we had outstanding a total of 20,321,434 shares of common stock, 11,150,774 of which were freely tradable, without restriction, in the public market. In addition, 1,598,606 shares of common stock that are issuable upon exercise of vested options as of December 31, 2011 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If a substantial amount of our shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors and executive officers will continue to have substantial control over and could limit your ability to influence the outcome of key transactions, including changes of control.

As of December 31, 2011, our current executive officers, directors and their affiliates beneficially owned or controlled approximately 7.5% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We lease approximately 30,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2015, approximately 28,000 square feet of manufacturing and office space at our facility in Singapore under leases with varying expiration dates through October 2014. In addition, we lease office space in Paris, France on a month-to-month basis; in Tokyo, Japan under a lease that expires in November 2013; in Osaka, Japan under a lease that expires in September 2012; and in Shanghai, China under a lease that expires in May 2013. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our needs through 2013. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently engaged in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock; Dividends

Our common stock began trading on the NASDAQ Global Market under the symbol “FLDM” on February 10, 2011. The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

Year ended December 31, 2011	High	Low
February 10, 2011 through March 31, 2011	$16.97	$13.13
Second Quarter	$18.24	$13.50
Third Quarter	$20.20	$11.64
Fourth Quarter	$15.00	$12.05

We had approximately 173 stockholders of record as of February 29, 2012; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fluidigm Corporation under the Securities Act or the Exchange Act.

The following graph shows a comparison from February 10, 2011 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2011 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Sales of Unregistered Securities

None.

Use of Proceeds

Through December 31, 2011, the net proceeds from the initial public offering of our common stock, or IPO, have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $3.1 million for the repayment of our bank line of credit, $12.3 million for research and development expenses, $9.3 million for general corporate purposes including selling, general and administrative expenses and litigation settlement expense, and $1.7 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011 and 2010 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended December 27, 2008 and December 29, 2007 and the consolidated balance sheet data as of December 31, 2009, December 27, 2008 and December 29, 2007 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 27, 2008	December 29, 2007
		(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$42,865	$33,560	$25,412	$15,347	$7,275
Loss from operations	(18,566)	(14,573)	(18,037)	(29,543)	(23,526)
Net loss attributed to common stockholders	(32,370)	(16,902)	(19,128)	(29,499)	(25,451)
Net loss per share attributed to common stockholders, basic and diluted	(1.81)	(8.94)	(11.02)	(17.85)	(15.93)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$54,967	$5,723	$14,602	$17,796	$40,363
Working capital	49,862	2,369	21,354	20,704	38,754
Total assets	79,326	24,801	32,153	32,354	54,776
Total long-term debt	10,138	14,700	14,461	15,212	9,362
Convertible promissory notes	—	—	—	—	4,997
Convertible preferred stock	—	184,550	183,845	167,538	162,082
Total stockholders' equity (deficit)	56,897	(189,167)	(173,619)	(158,339)	(130,331)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and market microfluidic systems for growth markets in the life science and agricultural biotechnology, or Ag-Bio, industries. Our proprietary microfluidic systems consist of instruments and consumables, including chips, assays and other reagents. Our systems are designed to significantly simplify experimental workflow, increase throughput and reduce costs, while providing the excellent data quality demanded by our customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We actively market three microfluidic systems, including eight different commercial chips for nucleic acid research and three families of assays, to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. We have sold over 500 systems to customers in over 25 countries worldwide.

We have launched several product lines, including our BioMark system for gene expression analysis, genotyping and digital PCR in 2006, our EP1 system for SNP genotyping and digital PCR in 2008, our Access Array system for target enrichment in 2009, and our BioMark HD real-time PCR system for high throughput gene expression analysis, single-cell analysis, SNP genotyping and digital PCR in 2011. In 2011, we also launched our assay and reagent products, including our DELTAgene assays for gene expression, including single-cell analysis, our SNPtype assays for SNP genotyping, and our Access Array Target-Specific primers for next generation DNA sequencing. Our systems utilize one or more chips designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications.

We distribute our microfluidic systems through our direct sales force and support organizations located in North America, Europe and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore. Our facility in Singapore manufactures our instruments and fabricates all of our chips for commercial sale and for our research and development purposes. Our South San Francisco facility fabricates chips for our own research and development purposes and manufactures our assays and produces other reagents for commercial sale.

Since 2002, we have received revenue from government grants. Our most significant grant relationship has been with the Singapore Economic Development Board, or EDB. The EDB, an agency of the Government of Singapore, promotes research, development and manufacturing activities in Singapore and associated employment of Singapore nationals by providing incentive grants to companies conducting operations in Singapore that satisfy the requirements of EDB’s government programs. Under our agreements with EDB, we were eligible to receive incentive grant payments from EDB, provided we satisfied certain agreed upon targets. Our agreements with EDB provided for incentive funding eligibility through May 2011. From January 1, 2009 through December 31, 2011, we recognized $2.7 million of grant revenue from EDB.

Our total revenue grew from $25.4 million in 2009 to $42.9 million in 2011. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2011, our accumulated deficit was $221.8 million.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates may occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Revenue Recognition

We generate revenue from sales of our products, license and collaboration arrangements, research and development contracts and government grants. Our products consist of instruments and consumables, including chips, assays and other reagents related to our microfluidic systems. Product revenue includes services for instrument installation, training and customer support. We do not sell software separately; however, we offer post-contract software support services for certain of our instruments that contain software that is essential to their functionality. We have entered into collaboration, license, and research and development contracts, and have received government grants to conduct research and development activities.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenue from the sales of our products that are not part of multiple element arrangements are recognized when no significant obligation remains undelivered and collection is reasonably assured, which is generally when delivery has occurred. Delivery occurs when there is a transfer of title and risk of loss passes to the buyer. Payments received in advance of revenue recognition are classified as deferred revenue in the consolidated balance sheets.

The evaluation of these revenue recognition criteria requires significant management judgment. For instance, we use judgment to assess collectibility based on factors such as the customer’s creditworthiness and past collection history, if applicable. If we determine that collection is not reasonably assured, revenue recognition is deferred until receipt of payment. We also use judgment to assess whether a price is fixed or determinable, including, but not limited to, reviewing contractual terms and conditions related to payment.

Certain of our sales contracts involve the delivery or performance of multiple products or services. Significant contract interpretation is sometimes required to determine the appropriate accounting for revenue from multiple element arrangements, including whether the deliverables should be treated as separate units of accounting for revenue recognition purposes, how the related sales price should be allocated among the elements, when to recognize revenue for each element and the period over which revenue should be recognized. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract.

On January 1, 2011, new accounting guidance regarding revenue recognition for arrangements with multiple deliverables became effective. As a result, for sales of products and services after 2010, we allocate the contract consideration at the inception of the contract to the deliverables based upon their relative selling prices. A delivered item is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis. We use our best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. When the contractual price of each deliverable in an arrangement falls within the range established for estimated selling prices, we recognize revenue for the deliverable based on the contractual price. In other cases, we allocate revenue to each deliverable based on its selling price. Revenue is only recognized for each deliverable when the revenue recognition criteria have been met.

For sales of products and services prior to 2011, we allocated revenue for transactions that included multiple elements to each unit of accounting based on its relative fair value, and recognized revenue for each unit of accounting when the applicable revenue recognition criteria were met. When objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. When we were unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements. If the only undelivered element was post-contract software support services for which objective and reliable evidence of fair value had not been established, the entire arrangement consideration was recognized ratably over the service period.

Until the third quarter of 2009, product installation was considered essential to the functionality of our BioMark systems. Accordingly, revenue recognition for all sales of our BioMark systems began upon installation. During the third quarter of 2009, we began shipping our BioMark systems fully-assembled and calibrated. We concluded that installation was no longer essential to the functionality of these instruments since the installation could be performed by the customer or an independent third party. As a result, beginning in the fourth quarter of 2009, we have treated our BioMark systems and their related installation as separate units of accounting and instrument revenue is recognized upon delivery, provided that other applicable revenue recognition criteria have been satisfied. Installation revenue is recognized when the installation service is complete.

Our products are sold with no right of return. Accruals for estimated warranty expenses are provided for at the time the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of product revenue could be adversely affected in future periods.

We have entered into license, collaboration and research and development arrangements that generally provide us with up-front and periodic milestone payments. Revenue from license agreements is recognized when payment is received, up-front fees are generally recognized over the term of the agreement, milestone payments are generally recognized when the milestones are achieved, and fees based upon agreed rates for time incurred by our research team are recognized as time is incurred on the project.

Revenue from government grants relates to the achievement of agreed upon milestones and expenditures and is recognized in the period in which the related costs are incurred, provided that the conditions under which the government grants are awarded have been substantially met and only perfunctory obligations remain outstanding. With respect to the EDB grants, upon satisfaction of grant conditions, we received incentive grant payments equal to a portion of qualifying expenses we incurred in Singapore. Qualifying expenses include salaries, overhead, outsourcing and subcontracting expenses, operating expenses and raw material purchases. Royalties paid are not qualifying expenses under the incentive grant program. We submitted requests to the EDB for incentive grant payments on a quarterly basis, which were subject to the EDB’s review and our satisfaction of the grant conditions. Our first grant agreement with the EDB was completed in July 2010, at which time we submitted our final progress report and evidence of achievement of our development targets under the letter agreement. In October 2010, we received confirmation from EDB that all of our obligations under the first grant had been met and, in October 2010, we received our final grant payment relating thereto. Our second grant agreement with the EDB was completed in May 2011. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through December 31, 2011.

Changes in judgments and estimates regarding application of these revenue recognition guidelines as well as changes in facts and circumstances could result in a change in the timing or amount of revenue recognized in future periods.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options and restricted stock units, based on the grant date fair value of the award. The fair value of options on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require significant judgment.

Our board of directors sets the terms, conditions and restrictions related to the grant of stock options and restricted stock units, including the number of shares underlying the grants and the vesting criteria. With respect to performance-based stock options, depending on the extent to which the vesting criteria are met, our board of directors determines the number of shares that vest under the grants.

The resulting costs of our equity awards, net of estimated forfeitures, are recognized over the period during which an employee is required to provide service in exchange for the award, usually a time-based vesting period. We amortize the fair value of stock-based compensation on a straight-line basis over the requisite service periods. For performance-based stock options, we recognize stock-based compensation over the requisite service periods using the accelerated attribution method.

We account for stock options issued to nonemployees at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of the options granted to nonemployees is remeasured as they vest and the resulting change in value, if any, is recognized as expense during the period in which the related services are rendered.

Our common stock has a limited trading history because our common stock was not publicly traded until our initial public offering, or IPO, in February 2011. Accordingly, the expected volatility of our common stock was derived from the historical volatilities of several unrelated public companies within the life science industry. When selecting our industry peer companies, we considered the company’s stage of development, size and financial leverage. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. We estimate the expected lives of employee options using the simplified method as the midpoint of the expected time-to-vest and the contractual term. For out-of-the-money option grants, we estimate the expected lives based on the midpoint of the expected time to a liquidity event and the contractual term.

The calculated fair value of our stock options could change significantly if we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance. Higher volatility and longer expected lives result in an increase in stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our cost of product revenue, research and development expense, and selling, general and administrative expense.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and we will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant during 2011, 2010 and 2009. We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our stock-based compensation.

Also required to compute the fair value calculation of options is the fair value of the underlying common stock. We have historically granted stock options with exercise prices no less than the fair value of our common stock as determined at the date of grant by our board of directors with input from management. Prior to our IPO, our board of directors determined the estimated fair value of our common stock based on an analysis of relevant metrics, including contemporaneous valuations of our common stock by an unrelated third-party. The unrelated third-party valuations were prepared using the income or discounted cash flow approach to estimate our aggregate enterprise value at each valuation date. There is inherent uncertainty in these estimates and if we or the valuation firm had made different assumptions, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. Following the completion of our IPO in February 2011, the fair value of options granted is based on the closing price of our common stock on the date of grant as quoted on the NASDAQ Global Market.

Historically, certain of our stock options were granted to officers, with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones affected the timing of expense recognition since we recognize compensation expense only for the portion of stock options that are expected to vest.

We recorded stock-based compensation of $2.8 million, $1.6 million and $2.1 million during 2011, 2010 and 2009, respectively. As of December 31, 2011, we had $6.1 million of unrecognized stock-based compensation costs, which are expected to be recognized over an average period of three years.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant management judgment is required in determining our (provision)/benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Our provision for income taxes generally consists of tax expense/benefit related to current period earnings. As part of the process of preparing our consolidated financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, including historical operating results in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a full valuation allowance on our deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.

We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions will be reflected in income tax (provision)/benefit.

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

Warrants to Purchase Convertible Preferred Stock

We accounted for freestanding warrants to purchase shares of our convertible preferred stock as liabilities because the warrants may have conditionally obligated us to transfer assets at some point in the future. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense), net in the consolidated statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model.

Upon the completion of our IPO in February 2011, a portion of these outstanding warrants converted into warrants to purchase common stock. The remainder of the warrants either expired or were net exercised for shares of our common stock and the related liability was reclassified to additional paid-in-capital.

Results of Operations

Revenue

We generate revenue from sales of our products, license and collaboration agreements and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including chips, assays and other reagents. We have entered into license and collaboration agreements and research and development contracts, and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands).

	Year Ended December 31,
	2011	2010	2009
Revenue:
Instruments	$25,190	$20,708	$17,318
Consumables	15,391	9,754	6,281

Product revenue	40,581	30,462	23,599
License and collaboration revenue	1,716	1,625	—
Grant revenue	568	1,473	1,813

Total revenue	$42,865	$33,560	$25,412

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands).

	Year Ended December 31,
	2011		2010		2009
United States	$21,644	53%	$16,619	55%	$12,630	54%
Europe	10,499	26%	7,577	25%	4,885	21%
Japan	3,942	10%	2,700	9%	3,172	13%
Asia-Pacific	3,698	9%	2,800	9%	2,162	9%
Other	798	2%	766	2%	750	3%

Total	$40,581	100%	$30,462	100%	$23,599	100%

Grant revenue is received from our incentive grants with the EDB and the California Institute of Regenerative Medicine, or CIRM. License and collaboration revenue is primarily generated in the United States. As we expand our business internationally, we expect our product revenue from outside of the United States to increase as a percentage of our total product revenue.

Our customers include academic research institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 16%, 19% and 20% of revenue in 2011, 2010 and 2009, respectively.

Comparison of the Years Ended December 31, 2011 and December 31, 2010

Total Revenue

Total revenue increased by $9.3 million, or 28%, to $42.9 million for 2011 as compared to $33.6 million for 2010.

Product Revenue

Product revenue increased by $10.1 million, or 33%, to $40.6 million for 2011 as compared to $30.5 million for 2010, reflecting increased revenue from sales of instruments and consumables. Consumables revenue increased by $5.6 million, or 58%, resulting from our higher installed base of instruments and the launch of our assays business in the first half of 2011. Instrument revenue increased by $4.5 million, or 22%, resulting from an increase in instrument sales volume of 19%, primarily driven by sales of our Access Array instrument. Average instrument selling prices were higher for 2011 compared to 2010 due to the launch of our BioMark HD system in the first quarter of 2011, which has a higher average selling price than our other systems, and increased sales in Japan and Europe, where average selling prices are higher, partially offset by increased sales of our Access Array systems, which has a lower average selling price compared to our BioMark and EP1 systems.

We expect unit sales of both instruments and consumables to continue to increase in future periods as we continue our efforts to grow our customer base and expand our geographic market coverage. However, we expect the average selling prices of our instruments to fluctuate over time based on product mix.

License and Collaboration Revenue

License and collaboration revenue was $1.7 million for 2011 compared to $1.6 million for 2010, primarily related to a fixed-fee research and development collaboration agreement (the agreement or arrangement) that we entered into in May 2010. The arrangement provided for an up-front fee of $0.7 million that was recognized on a straight-line basis over the estimated period of performance under the agreement. In March 2011, we amended the agreement and received an additional $0.3 million payment. Under the amendment, certain milestones and the payment terms associated with satisfaction of the milestones were modified. The $0.7 million up-front payment and the $0.3 million payment received in March 2011 were being recognized on a straight-line basis through September 30, 2011, which was management’s best estimate of its period of performance under the amended agreement. During July 2011, we reassessed the period of performance and extended it through November 2011. This change in estimate did not have a material impact on the recognition of the remaining deferred revenue under the agreement.

The arrangement also provided for milestone payments for the design and development of product prototypes, which have been recognized as we achieved each milestone. During 2011, we achieved three milestones, submitted our final report under the agreement, and recognized $1.0 million of milestone revenue. During 2010, we achieved three milestones and recognized $1.25 million of milestone revenue. All of our performance obligations under the agreement were completed at December 31, 2011. We may receive additional payments if and when we finalize our on-going negotiations with our partner for the next phase of the agreement. We cannot predict the outcome of these negotiations.

Grant Revenue

Grant revenue consists of incentive grants from government entities, including EDB and CIRM. Grant revenue decreased $0.9 million to $0.6 million for 2011 compared to $1.5 million for 2010. The decrease relates to a reduction in activity under the EDB grant agreements as we achieved certain milestones and reached the end of the grant periods, partially offset by new grant revenue from CIRM. Under our incentive grant agreements with EDB, we received incentive grant payments equal to a portion of qualifying expenses we incurred in Singapore. Qualifying expenses incurred by us in Singapore were $0.5 million in 2011 and $3.8 million in 2010.

Our agreements with EDB provided that grants extended to us were subject to certain grant conditions, including increasing our levels of research, development and manufacturing in Singapore through the use of local service providers, the hiring and training of personnel in Singapore, the incurrence of research and development expenses in Singapore, receipt of new investment in our company and the achievement of certain agreed upon milestones relating to the development of our products. Development and manufacturing milestones achieved include completion of feasibility studies and prototype development, establishment of manufacturing lines, process automation and manufacturing yield improvements for our chips and related instruments. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through December 31, 2011. Our first grant agreement with the EDB was completed in July 2010. In October 2010, we received confirmation from EDB that all of our obligations under the first grant had been met and, in October 2010, we received our final grant payment relating thereto. Our second grant agreement with the EDB was completed in May 2011. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through December 31, 2011.

Our first CIRM grant was awarded in 2009 in the amount of $0.8 million to be earned over a two-year period. Our second CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with the grants are recognized as research and development expense during the period incurred.

We expect total grant revenue for 2012 and future periods to decrease compared to 2011 as our EDB agreements were completed during 2010 and 2011. This decrease is partially offset by grant revenue from CIRM for us to design and develop prototype microfluidic systems for use in stem cell research.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands).

	Year Ended
	December 31, 2011	December 31, 2010
Cost of product revenue	$13,191	$11,581
Product margin	67%	62%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. Costs related to license, collaboration and grant revenue are included in research and development expense.

Cost of product revenue increased $1.6 million, or 14%, to $13.2 million for 2011 from $11.6 million for 2010 due to increased product sales in 2011. Cost of product revenue as a percentage of related revenue decreased to 33% for 2011 compared to 38% for 2010. This decrease was primarily due to lower instrument component costs and higher instrument average selling prices, and, to a lesser extent, lower chip manufacturing costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010
Research and development	$13,936	$13,007
Selling, general and administrative	31,304	23,545
Litigation settlement	3,000	—

Total operating expenses	$48,240	$36,552

Research and Development

Research and development expense consists primarily of personnel costs, independent contractor costs, prototype and material expenses and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on enhancing our technologies and to support development and commercialization of new and existing products and services.

Research and development expense increased $0.9 million, or 7%, to $13.9 million for 2011 compared to $13.0 million for 2010. The increase relates primarily to increased lab supplies and consumables of $0.6 million, consulting and professional fees of $0.2 million to support our new product development, and increased compensation and personnel related costs of $0.3 million, which include stock based compensation, partially offset by lower equipment and depreciation expense of $0.2 million.

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

Selling, general and administrative expense increased $7.8 million, or 33%, to $31.3 million for 2011, compared to $23.5 million for 2010. The increase was primarily due to increased compensation costs and related expenses, including stock-based compensation, of $5.4 million, resulting from increased headcount to support our business and revenue growth, increased legal and professional fees of $1.7 million, increased other costs of $1.0 million to support our public company requirements and increased advertising and promotional costs of $0.4 million to support our new product introductions and to increase market awareness of our products, partially offset by lower rent expense of $0.4 million resulting from our lease renewal on more favorable terms for our headquarters facility in South San Francisco, California and a decrease in our provision for bad debt expense of $0.3 million.

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

Litigation Settlement

On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements resulting in a net $3.0 million payment by us to Life Technologies Corporation and its Applied Biosystems, LLC subsidiary, referred to as Life. The payment was recognized as litigation settlement expense in our consolidated statement of operations because the amount paid by us was principally attributable to resolving Life’s litigation claims against us with respect to a specific expiring U.S. patent and its foreign counterparts.

Under the terms of the agreements, each party had the option, exercisable for thirty days from the date of the agreements, to limit or preclude certain patent litigation between the parties over a period of two to four years. These rights were subject to certain exceptions and required an additional payment by the party exercising the option at the time of exercise. In July 2011, we exercised our option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against our customers for two years and against us, with respect to our current products and equivalent future products, for four years. The additional payment was recorded in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation under its relevant patents for any alleged prior and future infringement by us for four years, and because such preclusion relates to our equivalent future products. Life elected not to exercise its option.

Litigation settlement expense increased $3.0 million for 2011 as a result of the agreements entered into with Life on June 30, 2011. We had no similar agreement in 2010.

Interest Expense, Interest Income and Other Income and Expense, Net

We receive interest income from our cash and cash equivalents and investments. Conversely, we incur, or have incurred, interest expense from our long-term debt, bank line of credit and convertible promissory notes, and the amortization of debt discounts related to these items. Until the completion of our IPO, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands).

	Year Ended
	December 31, 2011	December 31, 2010
Interest expense	$(3,101)	$(2,158)
Loss from changes in the fair value of convertible preferred stock warrants, net	(1,483)	(445)
Gain from expiration of unexercised warrants	765	—
Other income, net	81	357
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	(9,900)	—

Interest expense increased $0.9 million, or 44%, to $3.1 million for 2011 compared to $2.2 million for 2010. The increase is primarily due to $1.2 million of non-cash interest expense in connection with a $5.0 million note and warrant purchase agreement entered into in January 2011. We repaid all principal and interest outstanding under the notes in February 2011 upon the completion of our IPO. There was no similar transaction or recognition of expense in 2010. We expect interest expense to decrease in 2012 compared to 2011 as we repay our outstanding debt.

Losses from changes in the fair value of preferred stock warrants increased $1.1 million to $1.5 million for 2011 from $0.4 million for 2010 due to an increase in the warrant liability fair value through the completion of our IPO on February 15, 2011. Upon completion of our IPO, our outstanding preferred stock warrants converted into warrants to purchase common stock or expired unexercised. A portion of the preferred stock warrants that converted into warrants to purchase common stock were net exercised in connection with our IPO. Liabilities related to the expired warrants were reversed and resulted in a gain reflected in other income. Liabilities related to the warrants that were converted into warrants to purchase common stock and warrants that were exercised for common stock were reclassified to additional paid-in-capital.

Other income, net decreased from $0.4 million in 2010 to $0.1 million for 2011, a decrease of 77%, to primarily due to unfavorable changes in foreign currency exchange gains and losses partially offset by an increase in interest income due to the increase in our cash, cash equivalents and investments during 2011.

Deemed Dividend

In January 2011, we amended and restated our certificate of incorporation to decrease the conversion price of our Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, we recognized a deemed dividend of $9.9 million, reflecting the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share.

Comparison of the Years Ended December 31, 2010 and December 31, 2009

Total Revenue

Total revenue increased by $8.1 million, or 32%, to $33.6 million for 2010 as compared to $25.4 million for 2009.

Product Revenue

Product revenue increased by $6.9 million, or 29%, to $30.5 million for 2010 as compared to $23.6 million for 2009, reflecting increased revenue from sales of instruments and consumables. Consumables revenue increased by $3.5 million, or 55%, resulting from our higher installed base of instruments. Instrument revenue increased by $3.4 million, or 20%, resulting from an increase in instrument sales volume of 48%, primarily driven by sales of our Access Array instrument, which was launched in the second half of 2009. Although the volume of our instrument sales increased in 2010, average instrument selling prices were lower for 2010 compared to 2009 due to increased sales of our Access Array instrument, which has a lower average selling price compared to our BioMark and EP1 instruments.

Collaboration Revenue

Collaboration revenue was $1.6 million for 2010, resulting from a fixed-fee research and development collaboration agreement (the agreement or the arrangement) that we entered into in May 2010. The arrangement provided for an up-front fee of $0.7 million that was recognized on a straight-line basis over the estimated period of performance under the agreement. The arrangement also provided for milestone payments for the design and development of product prototypes, which were recognized as we achieved each milestone. In 2010, we achieved three milestones and received three milestone payments totaling $1.25 million. In 2009, we did not have any research and development arrangements in place.

Grant Revenue

Grant revenue consists of incentive grants from government entities, primarily EDB. Grant revenue decreased $0.3 million, or 19%, to $1.5 million for 2010 compared to $1.8 million for 2009. The decrease relates to a reduction in activity under the EDB grant agreement as we reached certain milestones. Under our incentive grant agreements with EDB, we received incentive grant payments equal to a portion of qualifying expenses we incurred in Singapore. Qualifying expenses incurred by us in Singapore were $3.8 million in 2010 and $3.7 million in 2009.

Our agreements with EDB provide that grants extended to us are subject to certain grant conditions, including increasing our levels of research, development and manufacturing in Singapore through the use of local service providers, the hiring and training of personnel in Singapore, the incurrence of research and development expenses in Singapore, receipt of new investment in our company and the achievement of certain agreed upon milestones relating to the development of our products. Development and manufacturing milestones achieved include completion of feasibility studies and prototype development, establishment of manufacturing lines, process automation and manufacturing yield improvements for our chips and related instruments. These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event that we did not meet our obligations under the applicable agreements. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through December 31, 2010.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands).

	Year Ended
	December 31, 2010	December 31, 2009
Cost of product revenue	$11,581	$11,486
Product margin	62%	51%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, assembly labor and overhead, installation, warranty, service and packaging and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, provisions for slow-moving and obsolete inventory and stock-based compensation expense. Costs related to collaboration and grant revenue are included in research and development expense.

Cost of product revenue increased $0.1 million, or 1%, to $11.6 million for 2010 from $11.5 million for 2009 due to increased product sales in 2010. Cost of product revenue as a percentage of related revenue decreased to 38% for 2010 compared to 49% for 2009. This decrease was primarily due to lower material costs for our instruments as we sourced more components from local vendors in Asia. In addition, our overhead costs increased more slowly relative to our increase in revenue resulting in improved absorption, improved chip yields and lower costs for our chips.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009
Research and development	$13,007	$12,315
Selling, general and administrative	23,545	19,648

Total operating expenses	$36,552	31,963

Research and Development

Research and development expense consists primarily of personnel costs, independent contractor costs, prototype and material expenses and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on enhancing our technologies and to support development and commercialization of new and existing products and services.

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

Selling, general and administrative expense increased $3.9 million, or 20%, to $23.5 million for 2010, compared to $19.6 million for 2009. The increase was primarily due to increased compensation costs and related expenses of $2.3 million resulting from increased headcount to support our business and revenue growth, increased advertising and promotional costs of $0.8 million to support our new product introductions and to increase market awareness of our products, increased legal and professional fees of $0.7 million, and an increase in our provision for bad debt expense of $0.2 million, partially offset by lower rent expense of $0.1 million resulting from our new lease on more favorable terms for our headquarters facility in South San Francisco, California.

Interest Expense, Interest Income and Other Income and Expense, Net

We receive interest income from our cash and cash equivalents. Conversely, we incur interest expense from our long-term debt, bank line of credit and convertible promissory notes, and the amortization of debt discounts related to these items. The following table presents these items for each period presented (in thousands).

	Year Ended
	December 31, 2010	December 31, 2009
Interest expense	$(2,158)	$(2,876)
Loss from changes in the fair value of convertible preferred stock warrants, net	(445)	(135)
Other income, net	357	1,870

Interest expense decreased $0.7 million, or 25%, to $2.2 million for 2010 compared to $2.9 million for 2009 due to the conversion of $10.7 million in convertible promissory notes in November 2009. In connection with the conversion, the entire $0.7 million discount on the debt was immediately recognized as interest expense in 2009. There was no similar transaction or recognition of expense in 2010.

Losses from changes in the fair value of preferred stock warrants increased $0.3 million to $0.4 million for 2010 from $0.1 million for 2009 due to an increase in the warrant liability fair value.

Other income, net decreased from $1.9 million in 2009 to $0.4 million for 2010, a decrease of 81%, primarily due to income recognized in 2009 from a sub-license arrangement, partially offset by favorable changes in foreign currency exchange gains and losses.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2011, we had $13.6 million of cash and cash equivalents and $41.4 million of investments. As of December 31, 2011, our working capital totaled $49.9 million. In February 2011, we completed our IPO which resulted in proceeds to us of approximately $77.0 million, net of underwriting discounts, commissions and offering expenses. Following the completion of our IPO, we paid the balance on our bank line of credit of $3.1 million, which is collateralized by our accounts receivable and provides us the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and paid $5.0 million to satisfy all outstanding principal and interest on the notes we issued in January 2011.

Prior to our IPO, we funded our operations principally through issuances of convertible preferred stock, which provided us with aggregate net proceeds of $184.6 million, of which $30.7 million was in the form of convertible promissory notes that converted into convertible preferred stock. We also received significant funding in the form of non-convertible loans that provided us with aggregate net proceeds of $26.6 million. As of December 31, 2011, we had an accumulated deficit of $221.8 million.

We have received funding in the form of grants from government entities. Most significantly, we have received grants from the EDB that helped support the establishment and operation of our Singapore manufacturing, and research and development facilities.

Our first grant agreement with the EDB was completed in July 2010 and our second grant agreement with the EDB was completed in May 2011. Our first grant with CIRM was awarded in 2009 for $0.8 million to be recognized over a two-year period and our second grant with CIRM was awarded in 2011 for $1.9 million to be recognized over a three-year period.

To maintain eligibility for grant payments under our second grant agreement, we were required to incur annual spending in Singapore of at least SG$9.0 million (approximately US$6.5 million) for the 12 months ending May 31, 2011. For this purpose, spending in Singapore includes overhead, salaries, outsourcing and subcontracting expenses, operating expenses and royalties paid, with limited exceptions such as raw materials purchases. Expenditures that are used to satisfy the requirements of one grant agreement are not eligible for satisfaction of the other grant agreement. To qualify for payment under the second grant agreement, expenditures must relate to the development of instrumentation for our systems and not our chips.

Our second grant agreement also required that we employ at least 12 new research scientists and engineers in Singapore by May 31, 2011, which may only be satisfied by personnel employed in the research and development of our instruments. In addition, we are required to employ at least 12 research scientists and engineers until May 31, 2013, which may be satisfied by personnel employed in the research and development of either chips or instruments. As of December 31, 2011, we employed 14 research scientists and engineers involved in the research and development of our chips and 7 research scientists and engineers involved in the research and development of related instrumentation in Singapore. As of December 31, 2011, we have received $7.0 million in grant payments from the EDB under our grant agreements. We have not entered into additional grant agreements with the EDB. In the event that we do not receive grant funding from EDB in the future, we do not believe that our liquidity would be materially affected.

We have entered into multiple convertible note purchase agreements with Biomedical Sciences Investment Fund Pte. Ltd., or BMSIF, pursuant to which we issued convertible notes and received proceeds in the amount of $21.6 million. BMSIF is wholly-owned by EDB Investments Pte. Ltd., whose parent entity is the EDB. Ultimately, each of these entities is controlled by the government of Singapore. All of the convertibles notes converted into shares of our Series E convertible preferred stock in or before November 2009. As of December 31, 2011, there were no outstanding principal and accrued interest balances for our convertible note purchase agreements with BMSIF.

In March 2005, we entered into a loan and security agreement with a lender under which we borrowed $13.0 million with an interest rate of 11.5% per annum and maturity date in February 2010. The loan and security agreement was amended in February 2008 to provide us with an additional credit line in the amount of $10.0 million, which was fully drawn down in June 2008. We made monthly interest only payments through the remainder of 2008 and began making monthly payments of principal and interest in the amount of $0.4 million in January 2009. The agreement required a final payment in the amount of $0.7 million in June 2011, which was accreted as interest expense over the term of the loan.

In March 2009, we combined and restructured the loan and security agreement. The restructured loan and security agreement had a final repayment date of March 1, 2012 with an interest rate of 13.5% per annum. We made monthly interest only payments through February 1, 2010 and began making monthly principal and interest payments of $0.6 million in March 2010. The restructured loan agreement required a final payment in the amount of $2.1 million and payment of fees in the amount of $0.2 million in March 2012, which were accreted as interest expense over the term of the loan. In connection with the restructuring, we issued to the lender a warrant to purchase 41,288 shares of Series E convertible preferred stock at $24.22 per share. The fair value of the warrant resulted in a debt discount that is being amortized to interest expense over the life of the agreement.

In June 2010, we amended the restructured loan and security agreement discussed above to provide for maturity in February 2013 and an interest rate of 13.5% per annum. We made interest only payments through February 2011 and began making monthly principal and interest payments of $0.6 million in March 2011 with the additional payment of $2.3 million due in March 2012. The terms relating to the additional payment and fees payable in March 2012 remained the same. In connection with the execution of this loan and security agreement, we issued to the lender a warrant to purchase 57,784 shares of Series E-1 convertible preferred stock at $12.11 per share. The fair value of the warrant resulted in a debt discount that is being amortized to interest expense over the life of the agreement. In addition, we amended warrants previously issued to this lender by reducing the exercise price of all of the lender’s warrants to $12.11 per share and extending the term of one warrant. The warrants were revalued as a result of the warrant amendments, resulting in a $0.1 million increase in value. The increased value resulted in an additional debt discount that will be amortized to interest expense over the life of the agreement.

Upon completion of our IPO in February 2011, all 209,960 warrants to purchase shares of convertible preferred stock that were held by the lender were converted to warrants to purchase shares of common stock. In July 2011, the lender net exercised all the warrants for an exercise price of $12.11 and was issued 70,731 shares of common stock.

As of December 31, 2011, the outstanding principal and accrued interest balance under the loan and security agreement was $10.1 million, net of unamortized debt discounts of $0.1 million.

During 2010, we offered holders of preferred stock warrants with an exercise price over $12.11 per share the opportunity to amend those warrants to lower the exercise price to $12.11 per share. The amended warrants would be exercisable for Series E-1 convertible preferred stock and would receive one common share for each preferred share purchased, subject to the warrant holder’s agreement to immediately exercise the warrants in full and for cash. The offer expired in August 2010 with warrants to purchase 57,724 shares of preferred stock exercised. As a result of this offer, we received gross proceeds of $0.7 million and issued 57,724 shares of both Series E-1 convertible preferred stock and common stock. The rights, preferences, and other terms of the Series E-1 convertible preferred stock were identical to those of our Series E convertible preferred stock, except the liquidation preference of the Series E-1 convertible preferred stock was $12.11 per share.

On February 10, 2011, we had outstanding warrants to purchase a total of 489,880 shares of our convertible preferred stock. The fair value of these warrants was approximately $3.7 million at February 10, 2011, which was an increase in fair value of approximately $1.5 million since December 31, 2010. Upon the closing of our IPO, warrants to purchase 103,182 shares were net exercised and the related liability of $1.4 million was reclassified to additional paid-in capital. Warrants to purchase 209,960 shares were converted into warrants to purchase shares of our common stock and the related liability of $1.5 million was reclassified to additional paid-in capital. The remaining warrants to purchase 176,738 shares expired unexercised and the related liability of $0.8 million was recognized as other income.

The following table presents our cash flow summary for each period presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash flow summary
Net cash used in operating activities	$(17,542)	$(11,508)	$(19,513)
Net cash used in investing activities	(45,110)	(1,333)	(688)
Net cash provided by financing activities	70,367	3,797	16,939
Net increase (decrease) in cash and cash equivalents	7,830	(8,879)	(3,194)

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

Net cash used in operating activities was $17.5 million, $11.5 million and $19.5 million in 2011, 2010 and 2009, respectively. Net cash used in operating activities during 2011 primarily consisted of our net loss of $22.5 million and changes in our operating assets and liabilities in the amount of $1.0 million, offset by non-cash items of $5.9 million, including stock-based compensation of $2.8 million, loss from changes in the fair value of convertible preferred stock warrants of $1.5 million, depreciation and amortization of our property and equipment of $1.1 million, write offs of debt discounts of $1.2 million upon repayment of notes, and amortization of debt discounts and issuance cost of $0.2 million, and a gain from extinguishment of convertible preferred stock warrants of $0.8 million.

Net cash used in operating activities of $11.5 million during 2010 primarily consisted of our net loss of $16.9 million, offset by changes in our operating assets and liabilities in the amount of $1.9 million, and non-cash expense items of $3.5 million including stock-based compensation of $1.6 million, depreciation and amortization of our property and equipment of $1.1 million, loss from changes in the fair value of convertible preferred stock warrants of $0.4 million, and amortization of debt discounts and issuance cost of $0.4 million.

Net cash used in operating activities of $19.5 million during 2009 primarily consisted of our net loss of $19.1 million and changes in our operating assets and liabilities in the amount of $2.7 million, offset by non-cash items of $2.3 million, including stock-based compensation of $2.1 million, loss from changes in the fair value of convertible preferred stock warrants of $0.1 million, depreciation and amortization of our property and equipment of $1.6 million, amortization of debt discount and issuance costs of $0.3 million, gain from sublicense of technology of $1.8 million and gain on sales of property and equipment of $0.1 million.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for laboratory, manufacturing and computer equipment and software to support our expanding infrastructure and work force; restricted cash related to leased space and lending agreements; and purchases, sales and maturities of our investments. We expect to continue to expand our manufacturing capability, which is located primarily in Singapore, including improvements in manufacturing productivity, and expect to incur additional costs for capital expenditures related to these efforts in future periods. In addition, we expect to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts.

Net cash used in investing activities was $45.1 million, $1.3 million and $0.7 million in 2011, 2010 and 2009, respectively. Net cash used in investing activities during 2011 primarily consisted of purchases of marketable securities, net of maturities and sales, of $41.4 million; capital expenditures of $1.7 million to support our infrastructure, including information technology, and manufacturing operations; and license agreement rights under our settlement with Life of $2.0 million.

We used $1.3 million of cash in investing activities during 2010 for purchases of capital equipment to support our infrastructure and manufacturing operations of $1.5 million, partially offset by the release of $0.2 million from restricted cash for a sub-lease that expired and from a lower restricted cash requirement on the new lease for our headquarters facility in South San Francisco, California.

We used $0.7 million of cash in investing activities during 2009 for purchases of capital equipment to support our infrastructure and manufacturing operations of $0.8 million, partially offset by proceeds of $0.1 million from disposals of property and equipment.

Net Cash Provided by Financing Activities

Prior to our IPO, we funded our operations principally through issuances of convertible preferred stock and long-term debt.

We generated $70.4 million of cash from financing activities during 2011 primarily from net proceeds of $77.0 million, net of underwriting discounts, commissions and offering expenses and proceeds from the exercise of stock options of $1.3 million, partially offset by principal payments on our long-term debt of $4.7 million and repayment of our bank line of credit balance of $3.1 million.

We generated $3.8 million of cash from financing activities during 2010 primarily from proceeds from our line of credit of $3.1 million and proceeds from exercises of preferred stock warrants and stock options of $0.7 million.

We generated $16.9 million of cash from financing activities during 2009 primarily from proceeds from the issuance of convertible promissory notes, net of issuance costs, of $10.5 million and proceeds from the issuance of convertible preferred stock, net of issuance costs, of $7.4 million, partially offset by principal payments on our long-term debt of $1.0 million.

Capital Resources

At December 31, 2011, December 31, 2010 and December 31, 2009, our working capital was $49.9 million, $2.4 million and $21.4 million, respectively, including cash and cash equivalents of $13.6 million, $5.7 million and $14.6 million, respectively, and investments of $41.4 million at December 31, 2011. In December 2010, we entered into a bank line of credit agreement that is collateralized by our accounts receivable and provides us the ability to draw up to $7.0 million, subject to certain covenants and restrictions. In January 2011, we raised $5.0 million through the issuance of subordinated secured promissory notes and warrants to our existing stockholders. In February 2011, we raised approximately $77.0 million, net of underwriting discounts, commissions and offering expenses. In February and March 2011, we repaid the $5.0 million in promissory notes issued by us in January 2011. Beginning in March 2011, we began making principal payments on our long-term debt, following the end of the interest-only period in February 2011. Commencing in March 2011, monthly payments increased from interest payments of $0.2 million to principal and interest payments of $0.6 million. Principal payments on our long-term debt were $4.7 million, $0 and $1.0 million in 2011, 2010 and 2009. In 2012, we expect principal payments to be significantly higher, at $9.0 million, including a balloon payment of $2.3 million. During 2011, 2010 and 2009, our capital expenditures were $1.7 million, $1.5 million and $0.8 million, respectively. We are estimating capital expenditures to be higher in 2012 primarily for research and development equipment to continue our improvements in manufacturing productivity and sales demonstration and loaner equipment to service the growth in our global customer base.

We believe our existing cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no commitments or agreements relating to any such acquisitions.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products or cease operations.

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt	$10,190	$8,972	$1,218	$—	$—
Operating lease obligations	3,800	1,302	2,217	281	—
Purchase obligations	4,245	4,245	—	—	—

Total	$18,235	$14,519	$3,435	$281	$—

Our operating lease obligations relate to a lease for our current headquarters and leases for office space for our foreign subsidiaries. Purchase obligations consist of contractual and legally binding commitments to purchase goods.

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

In September 2010, we entered into a new lease for our headquarters in South San Francisco, California. The new lease expires in April 2015 and includes a renewal option for an additional three years. We received a $0.4 million lease incentive which is being recognized as a reduction of rent expense on a straight-line basis over the term of the new lease.

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. We are currently evaluating the impact on our consolidated financial statements of adopting these amendments and cannot estimate the impact of adoption at this time.

Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of December 31, 2011 and December 31, 2010 would not have been material. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $13.6 million as December 31, 2011. These amounts were held primarily in cash on deposit with banks and money market funds, which are short-term. We had $41.4 million in investments at December 31, 2011 held primarily in U.S. government agency securities with maturities of less than twelve months. Cash and cash equivalents are held for working capital purposes are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of December 31, 2011, the principal amount of our long-term debt outstanding was $10.1 million and we had no outstanding balance on our bank line of credit. The interest rates on our long-term debt are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Fluidigm Corporation

We have audited the accompanying consolidated balance sheets of Fluidigm Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluidigm Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California

March 23, 2012

FLUIDIGM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,553	$5,723
Short-term investments	39,914	0
Accounts receivable (net of allowances of $366 and $467 at December 31, 2011 and 2010, respectively)	9,253	8,100
Inventories	5,970	4,893
Prepaid expenses and other current assets	1,343	2,165

Total current assets	70,033	20,881
Long-term investment	1,500	0
Property and equipment, net	3,256	2,328
Investment, at cost	1,340	1,340
Other non-current assets	3,197	252

Total assets	$79,326	$24,801

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,010	$3,155
Accrued compensation and related benefits	2,442	1,904
Other accrued liabilities	2,787	3,379
Deferred revenue, current portion	2,011	1,336
Long-term debt, current portion	8,921	4,561
Line of credit	0	3,125
Convertible preferred stock warrants	0	1,052

Total current liabilities	20,171	18,512
Long-term debt, net of current portion	1,217	10,139
Deferred revenue, net of current portion	667	426
Other non-current liabilities	374	341

Total liabilities	22,429	29,418
Commitments and contingencies
Convertible preferred stock issuable in series: $0.001 par value, 10,000 and 11,269 shares authorized at December 31, 2011 and 2010, respectively; 0 and 10,296 shares issued and outstanding at December 31, 2011 and 2010, respectively	0	184,550
Stockholders’ equity (deficit):
Common stock: $0.001 par value, 200,000 and 18,327 shares authorized at December 31, 2011 and 2010, respectively; 20,321 and 1,937 shares issued and outstanding at December 31, 2011 and 2010, respectively	20	2
Additional paid-in capital	279,428	10,936
Accumulated other comprehensive loss	(754)	(778)
Accumulated deficit	(221,797)	(199,327)

Total stockholders’ equity (deficit)	56,897	(189,167)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$79,326	$24,801

See accompanying notes.

FLUIDIGM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year-Ended December 31,
	2011	2010	2009
Revenue:
Product revenue	$40,581	$30,462	$23,599
License and collaboration revenue	1,716	1,625	0
Grant revenue (includes grant revenue from related party of $46, $1,104 and $1,522 for the years ended December 31, 2011, 2010, and 2009, respectively)	568	1,473	1,813

Total revenue	42,865	33,560	25,412

Costs and expenses:
Cost of product revenue	13,191	11,581	11,486
Research and development	13,936	13,007	12,315
Selling, general and administrative	31,304	23,545	19,648
Litigation settlement	3,000	0	0

Total costs and expenses	61,431	48,133	43,449

Loss from operations	(18,566)	(14,573)	(18,037)
Interest expense (includes related party interest expense of $44, $0 and $367 for the years ended December 31, 2011, 2010, and 2009, respectively)	(3,101)	(2,158)	(2,876)
Loss from changes in the fair value of convertible preferred stock warrants, net	(1,483)	(445)	(135)
Gain from extinguishment of convertible preferred stock warrants	765	0	0
Other income, net	81	357	1,870

Loss before income taxes	(22,304)	(16,819)	(19,178)
(Provision for) / benefit from income taxes	(166)	(83)	50

Net loss	(22,470)	(16,902)	(19,128)
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	(9,900)	0	0

Net loss attributed to common stockholders	$(32,370)	$(16,902)	$(19,128)

Net loss per share attributed to common stockholders, basic and diluted	$(1.81)	$(8.94)	$(11.02)

Shares used in computing net loss per share attributed to common stockholders, basic and diluted	17,847	1,890	1,736

See accompanying notes.

FLUIDIGM CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 27, 2008	9,610	$167,538	1,676	$2	$5,512	$(556)	$(163,297)	$(158,339)
Issuance of common stock upon exercise of stock options for cash and for vesting of stock options that were exercised early	—	—	20	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	2,111	—	—	2,111
Issuance of common stock to licensee	—	—	29	—	118	—	—	118
Issuance of common stock upon conversion of preferred stock	(137)	(1,513)	137	—	1,513	—	—	1,513
Issuance of Series E convertible preferred stock for cash at $24.22 per share, net of issuance costs of $90	310	6,944	—	—	—	—	—	—
Issuance of Series E convertible preferred stock upon conversion of promissory note at $24.22 per share, net of issuance costs of $157	456	10,876	—	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	(19,128)	(19,128)

Total comprehensive loss								(19,076)

Balance as of December 31, 2009	10,239	$183,845	1,862	$2	$9,308	$(504)	$(182,425)	$(173,619)

FLUIDIGM CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	10,239	$183,845	1,862	$2	$9,308	$(504)	$(182,425)	$(173,619)
Issuance of common stock upon exercise of stock options for cash and for vesting of stock options that were exercised early	—	—	18	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	1,586	—	—	1,586
Issuance of Series E-1 convertible preferred stock in connection with warrant amendment and related exercise of convertible preferred stock warrants, net of issuance costs of $66	57	705	—	—	—	—	—	—
Issuance of common stock upon exercise of convertible preferred stock warrants	—	—	57	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(274)	—	(274)
Net loss	—	—	—	—	—	—	(16,902)	(16,902)

Total comprehensive loss								(17,176)

Balance as of December 31, 2010	10,296	$184,550	1,937	$2	$10,936	$(778)	$(199,327)	$(189,167)

FLUIDIGM CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	10,296	$184,550	1,937	$2	$10,936	$(778)	$(199,327)	$(189,167)
Issuance of common stock from initial public offering, net of issuance costs of $9,346	—	—	6,392	6	76,940	—	—	76,946
Change in conversion rate of Series E convertible preferred stock	—	9,900	—	—	(9,900)	—	—	(9,900)
Conversion of convertible preferred stock into common stock at initial public offering	(10,296)	(194,450)	11,480	12	194,438	—	—	194,450
Issuance of common stock upon exercise of warrants	—	—	174	—	1,392	—	—	1,392
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	1,535	—	—	1,535
Issuance of common stock upon exercise of stock options for cash and for vesting of stock options that were early exercised	—	—	338	—	1,288	—	—	1,288
Stock-based compensation expense	—	—	—	—	2,799	—	—	2,799
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Unrealized gain on investments	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(22,470)	(22,470)

Total comprehensive loss								(22,446)

Balance as of December 31, 2011	0	$0	20,321	$20	$279,428	$(754)	$(221,797)	$56,897

See accompanying notes.

FLUIDIGM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(22,470)	$(16,902)	$(19,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,062	1,140	1,632
Stock-based compensation expense	2,799	1,586	2,111
Loss from changes in the fair value of convertible preferred stock warrants, net	1,483	445	135
Gain on sales of property and equipment	0	(10)	(97)
Gain from extinguishment of convertible preferred stock warrants	(765)	0	0
Write-off of debt discount upon note repayment	1,157	0	0
Amortization of debt discount and issuance cost	182	364	308
Gain from sublicense of technology	0	0	(1,807)
Changes in assets and liabilities:
Accounts receivable	(1,222)	209	(3,999)
Inventories	(1,077)	(961)	1,510
Prepaid expenses and other assets	(123)	(1,013)	91
Accounts payable	540	932	(637)
Deferred revenue	916	746	(707)
Other liabilities	(24)	1,956	1,075

Net cash used in operating activities	(17,542)	(11,508)	(19,513)

Investing activities
Purchases of investments	(71,379)	0	0
Proceeds from sales and maturities of investments	29,966	0	0
Purchases of property and equipment	(1,676)	(1,539)	(799)
License agreement rights	(2,000)	0	0
Proceeds from disposal of property and equipment	0	10	111
(Increase) decrease in restricted cash	(21)	196	0

Net cash used in investing activities	(45,110)	(1,333)	(688)

Financing activities
Proceeds from initial public offering, net of issuance costs	76,946	0	0
Proceeds from exercise of stock options	1,288	39	53
Proceeds from exercise of convertible preferred stock warrants and issuance of convertible preferred stock, net of issuance costs	0	633	0
Proceeds from issuance of convertible promissory notes, net of issuance costs	0	0	10,510
Proceeds from issuance of convertible preferred stock, net of issuance costs	0	0	7,410
Proceeds from note	5,000	0	0
Repayment of note	(5,000)	0	0
Repayment of long-term debt	(4,742)	0	(1,034)
Proceeds from line of credit	0	3,125	0
Repayment of line of credit	(3,125)	0	0

Net cash provided by financing activities	70,367	3,797	16,939
Effect of foreign exchange rate fluctuations on cash and cash equivalents	115	165	68

Net increase (decrease) in cash and cash equivalents	7,830	(8,879)	(3,194)
Cash and cash equivalents at beginning of period	5,723	14,602	17,796

Cash and cash equivalents at end of period	$13,553	$5,723	$14,602

Supplemental disclosures of cash flow information
Cash paid for interest	$1,715	$1,771	$1,940

Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$184,550	$0	$0

Conversion of convertible preferred stock warrants to common stock warrants	$1,535	$0	$0

Issuance of convertible preferred stock warrants in connection with note and warrant agreement and long-term debt	$1,157	$63	$338

Issuance of common stock in connection with net exercise of warrants	$1,392	$0	$0

Extinguishment of convertible preferred stock warrants upon initial public offering	$765	$0	$0

Extinguishment of convertible preferred stock warrants as part of preferred stock warrant exchange and exercise	$0	$72	$0

Conversion of convertible promissory notes and accrued interest into convertible preferred stock	$0	$0	$10,876

Preferred stock investment received in exchange for technology license	$0	$0	$1,340

See accompanying notes.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.	Description of Business

Fluidigm Corporation (the Company) was incorporated in the state of California on May 19, 1999, to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, the Company was reincorporated in Delaware. The Company’s headquarters are located in South San Francisco, California.

The Company develops, manufactures and markets microfluidic systems consisting of instruments and consumables, including chips, assays and other reagents, to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and agricultural biotechnology (Ag-Bio) companies. The Company’s proprietary microfluidic systems are designed to simplify experimental workflow, increase throughput, reduce costs, and provide quality data.

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

Initial Public Offering

On February 9, 2011, the Company’s registration statement on Form S-1 relating to an initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Upon the closing of the IPO on February 15, 2011, the Company sold 6,392,083 shares of common stock and received cash proceeds of approximately $77.0 million, net of underwriting commissions and issuance costs. Concurrently, all outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock and the related carrying value of approximately $184.6 million, plus $9.9 million of deemed dividend (see Note 2), was reclassified to common stock and additional paid-in capital.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (US GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. The Company has wholly-owned subsidiaries in Singapore, the Netherlands, Japan, France, the United Kingdom and China. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

In January 2011, the Company amended and restated its Certificate of Incorporation to decrease the conversion price of its Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, the Company recognized a deemed dividend of $9.9 million, reflecting the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on the Company’s consolidated financial statements.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at exchange rates in effect on the balance sheet date with the resulting translation adjustments recorded in a separate component of accumulated other comprehensive loss within stockholders’ equity (deficit). Income and expense accounts are translated at monthly average exchange rates during the year. Transaction gains and losses have not been material.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities at the time of purchase of three months or less to be cash equivalents. Cash and cash equivalents may consist of cash on deposit with banks, money market funds, commercial paper, corporate notes and notes from government-sponsored agencies.

Investments

The Company’s short and long-term investments, consisting of available-for-sale securities, are comprised of notes from government-sponsored agencies. All investments are recorded at estimated fair value with any unrealized gains and losses reported in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. No “other than temporary” unrealized losses have been incurred and realized gains and losses were immaterial during the years presented. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific-identification method.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable and long-term debt. The Company’s cash equivalents, investments, accounts receivable and accounts payable have short maturity or repayment periods. Accordingly, their carrying values approximated their fair values at December 31, 2011 and 2010. The Company’s long-term debt has a fair value

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

of approximately $10.6 million and $16.0 million at December 31, 2011, and 2010 respectively, which was determined using a model that discounts the contractual cash flows using a market rate of interest for an equivalent borrowing at the reporting date. As a basis for considering fair value, the Company follows a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level I: observable inputs such as quoted prices in active markets;

Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level III: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s cash equivalents, which include money market funds, are classified as Level I because they are valued using quoted market prices. The Company’s investments are generally classified as Level II because their value is based on valuations using significant inputs derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs of these models include recently executed transaction prices in securities of the issuer or comparable issuers and yield curves. The Company’s convertible preferred stock warrants are valued using Level III inputs, the valuation of which is discussed in Note 9. The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2011				December 31, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds (See Note 4)	$1,799	$0	$0	$1,799	$32	$0	$0	$32
U.S. government and agency securities	0	41,414	0	41,414	0	0	0	0

Total assets measured at fair value	$1,799	$41,414	$0	$43,213	$32	$0	$0	$32

Liabilities
Convertible preferred stock warrants	$0	$0	$0	$0	$0	$0	$1,052	$1,052

Total liabilities measured at fair value	$0	$0	$0	$0	$0	$0	$1,052	$1,052

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Changes in the value of convertible preferred stock warrants were as follows (in thousands):

Fair value as of December 27, 2008	$141
Issuances	340
Changes in fair value	135

Fair value as of December 31, 2009	616
Issuances	63
Exercises	(72)
Changes in fair value	445

Fair value as of December 31, 2010	1,052
Issuances	1,157
Exercises	(1,392)
Changes in fair value	1,483
Extinguishment of convertible preferred stock warrants	(765)
Conversion to common stock warrants	(1,535)

Fair value as of December 31, 2011	$0

The following is a summary of investments at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
U.S. government and agency securities	$41,400	$15		$(1)	$41,414

The contractual maturity dates of $39.9 million of the Company’s investments are within one year. The contractual maturity date of the Company’s remaining security is less than two years. The Company did not hold any investments at December 31, 2010.

Accounts Receivable

Trade accounts receivable are recorded at net invoice value. The Company reviews its exposure to accounts receivable and reserves specific amounts if collectibility is no longer reasonably assured based on historical experience and specific customer collection issues. The Company evaluates such reserves on a regular basis and adjusts its reserves as needed.

Concentrations of Business and Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments may consist of deposits held with banks, commercial paper, money market funds and other highly liquid investments that may at times exceed federally insured limits. Cash equivalents and investments are financial instruments that potentially subject the Company to concentrations of risk to the extent of amounts recorded in the consolidated balance sheets. The Company performs evaluations of its investments and the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The Company generally does not require collateral to support credit sales. To reduce credit risk, the Company performs credit evaluations of its customers. No single customer represented more than 10% of total revenue for 2011, 2010 and 2009 and no single customer represented more than 10% of total accounts receivable at December 31, 2011 and 2010.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories include raw materials, work-in-process and finished goods. Finished goods that are used for research and development are expensed as incurred. Provisions for slow-moving, excess and obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration and quality issues.

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

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company estimates the asset’s fair value using future discounted cash flows associated with the use of the asset and adjusts the carrying value of the asset accordingly. The Company did not recognize any impairment of long-lived assets for any of the periods presented herein.

Investment, at Cost

The Company has a minority equity investment in a privately-held company that is accounted for under the cost method of accounting. Under the cost method of accounting, such investments are carried at cost and are adjusted only for other-than-temporary declines in value. No such declines have been identified through December 31, 2011. The Company has determined that it is not practicable to estimate the fair value of this privately-held company.

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The following table reconciles changes in the Company’s warranty reserve and related costs (in thousands):

Warranty reserve at December 27, 2008	$165
Cost of warranty claims	385
Accruals for product warranty	(293)

Warranty reserve at December 31, 2009	257
Cost of warranty claims	328
Accruals for product warranty	(258)

Warranty reserve at December 31, 2010	327
Cost of warranty claims	204
Accruals for product warranty	(207)

Warranty reserve at December 31, 2011	$324

Revenue Recognition

The Company generates revenue from sales of its products, research and development contracts, license and collaboration agreements and government grants. The Company’s products consist of instruments and consumables, including chips, assays and other reagents, related to its microfluidic systems. Product revenue includes services for instrument installation, training and customer support services. The Company’s revenue is generated primarily from the sale of products and services. The Company’s instruments contain software that is essential to its functionality; however the Company does not sell software separately.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectibility is reasonably assured. The Company assesses collectibility based on factors such as the customer’s creditworthiness and past collection history, if applicable. If collection is not reasonably assured, revenue recognition is deferred until receipt of payment. The Company also assesses whether a price is fixed or determinable by, among other things, reviewing contractual terms and conditions related to payment. Delivery occurs when there is a transfer of title and risk of loss passes to the customer.

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

On January 1, 2011, new accounting guidance regarding revenue recognition for arrangements with multiple deliverables became effective. As a result, for sales contracts that included multiple deliverables after 2010, the Company allocates the contract consideration at the inception of the contract to each deliverable based upon their relative selling prices. The Company may use its best estimate of selling price for individual deliverables when vendor specific objective evidence (VSOE) or third-party evidence (TPE) is unavailable. A delivered item is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The Company’s products, except for service contracts are delivered within a short time frame, generally within one to three months, of the contract date. Service contract are entered into for one to two year terms, following the expiration of the warranty period.

For transactions entered into prior to 2011, the Company allocated revenue for transactions that included multiple elements to each unit of accounting based on its relative fair value, and recognized revenue for each unit of accounting when the applicable revenue recognition criteria were met. When objective and reliable evidence of fair value existed for the undelivered items but not for the delivered items, the residual method was used to allocate arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items. When the Company was unable to establish stand-alone value for delivered items or when fair value of undelivered items had not been established, revenue was deferred until all elements were delivered and services had been performed, or until fair value could objectively be determined for any remaining undelivered elements.

The Company’s products are sold without the right of return. Accruals are provided for estimated warranty expenses at the time the associated revenue is recognized. Amounts received before revenue recognition criteria are met are classified as deferred revenue in the consolidated balance sheets.

License Revenue

License revenue from license agreements (see Note 3) is recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur.

Collaboration Revenue

The Company has entered into collaboration and research and development agreements with third parties that provide the Company with up-front and periodic milestone payments. Upfront payments are generally recognized over the term of the underlying agreement. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the agreement. Costs associated with research and development agreements are included in research and development expenses in the consolidated statements of operations.

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Research and Development

The Company records research and development expenses in the period incurred. Research and development expenses consist of personnel costs, independent contractor costs, prototype and materials expenses, allocated facilities and information technology expenses and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $0.7 million, $0.5 million and $0.7 million during 2011, 2010 and 2009, respectively.

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions are reflected in income tax (provision)/benefit.

Stock-Based Compensation

The Company accounts for stock options granted to employees, directors and consultants based on the fair value of the award. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods. For performance-based stock options, the Company recognizes stock-based compensation expense over the requisite service period using the accelerated attribution method.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of unrealized gains and losses on the Company’s investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Convertible Preferred Stock Warrants

Freestanding warrants to purchase the Company’s convertible preferred stock were valued at fair value and classified as liabilities in the consolidated balance sheets. The warrants were carried at fair value because they conditionally obligated the Company to transfer assets at some point in the future. Subsequent to December 31, 2010 and upon completion of the Company’s IPO in February 2011, all such warrants were converted to common stock or converted to common stock warrants (see Note 9).

Net Loss per Share Attributed to Common Stockholders

The Company’s basic net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net loss per share attributed to common stockholders exclude shares subject to repurchase rights related to stock

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

options that were exercised prior to vesting, as such shares are not deemed to be issued for accounting purposes until the related stock options vest. Diluted net loss per share attributed to common stockholders is computed by dividing net loss attributed to common stockholders by the weighted-average number of potential common shares outstanding for the period as determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock and warrants to purchase convertible preferred stock are considered to be potential common shares but have been excluded from the calculation of diluted net loss per share attributed to common stockholders as their effect is anti-dilutive for all periods presented.

The following potential common shares were excluded from the computations of net loss per share attributed to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands).

	As of December 31,
	2011	2010	2009
Convertible preferred stock	0	10,296	10,239
Options to purchase common stock	2,491	1,776	1,541
Warrants to purchase convertible preferred stock	0	387	387

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the FASB amended existing guidance regarding fair value measurement and disclosure to conform U.S. GAAP to International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Comprehensive Income

In June 2011, the FASB amended guidance regarding presentation of comprehensive income. The change gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	License, Development, Collaboration and Grant Agreements

License Agreements

On June 30, 2011, the Company entered into a series of patent license agreements with Life Technologies Corporation and its subsidiary, Applied Biosystems, LLC (collectively, Life). These agreements settled litigation filed by the Company against Life on June 29, 2011 in United States District Court for the Northern District of California and litigation filed by Life against the Company on June 29, 2011 in United States District Court for

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

the District of Delaware. Pursuant to the terms of the agreements, the Company paid $3.0 million to Life, which was recognized as a litigation settlement expense in the Company’s consolidated statement of operations because the amount paid by the Company was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. The agreements also provide for various royalty payments on future sales of certain products by each of the parties.

Under the terms of the agreements each party had the option, exercisable for thirty days from the date of the agreements, to limit or preclude certain patent litigation between the parties for a period of two to four years. These rights were subject to certain exceptions and required an additional payment by the party exercising the option at the time of exercise. In July 2011, the Company exercised its option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against the Company’s customers for two years and against the Company, with respect to its current products and equivalent future products, for four years. The additional payment was included in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation under its relevant patents for any alleged prior and future infringement by us for four years, and because such preclusion relates to our equivalent future products. The Company recognized $0.3 million of amortization expense during the year ended December 31, 2011. Life elected not to exercise its option.

In May 2011, the Company entered into an agreement with Caliper Life Sciences, Inc. which subsequently became a PerkinElmer company (Caliper), to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend this license to cover additional fields. Additional payments are due if the Company exercises its option to extend the license. Under this agreement, the Company made an up-front payment of $0.6 million and will have royalty obligations commencing in January 2012. In August 2011, the Company entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which the Company is obligated to make royalty payments was shortened, with the last payment due in mid-2018 for the Company’s existing products at the time of amendment and their future equivalents. If any of the Company’s future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when the Company’s royalty payment obligations are expected to terminate based upon the Company’s current products. For the year ended December 31, 2011, the Company recognized $0.1 million in cost of product revenue. The Company’s future royalty payments are not expected to be material.

In November 2009, the Company entered into an agreement to grant a sub-license to certain intellectual property previously licensed by the Company from a third party (Licensor). As consideration, the Company received shares of the sub-licensee’s preferred stock (Investment) with an estimated fair value at the time of the agreement of $1.7 million. The Company based its estimate of the fair value of the investment on a variety of factors including the sale of similar securities by the sub-licensee, with appropriate consideration taken for differences in liquidation preference of the securities and the sub-licensee’s capital structure, and the Company’s expectations about the performance and future operations of the sub-licensee. The Investment is accounted for under the cost method of accounting.

Concurrently, the sub-licensee purchased 310,000 shares of the Company’s convertible Series E convertible preferred stock (Series E stock) at a cash price of $24.22 per share and total cash proceeds of $7.5 million, which

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

represented a premium of $0.5 million over the then fair value of the Series E stock. The fair value of the Series E stock was determined based on comparable sales of such shares. Since the Series E stock was sold as part of a multiple element arrangement for which the fair value of the sub-license was not known, the sale price of Series E stock and the value of the Investment were determined to be the most reliable measures of fair value for the exchanged assets. As a result, during 2009 the Company recognized other income of $2.1 million representing the fair value of the Investment and the premium on the sale of the Series E stock.

Pursuant to the Company’s agreement with the Licensor, the Company transferred 20% of its Investment to the Licensor and recorded the estimated fair value of the transferred shares, or $0.4 million as other expense. At December 31, 2011 and 2010, the carrying value of the Investment was $1.3 million.

In March 2003, the Company entered into a license agreement to obtain an exclusive worldwide license for certain technology regarding nanovolume crystallization arrays. Unless canceled by the Company with 30 days’ notice, as may be determined by the Company in its sole discretion, the license terminates at the end of the life of the last licensed patent to expire. Under the terms of this agreement, the Company is obligated to issue $1.5 million worth of shares of the Company’s common stock if the Company achieves certain milestone. As of December 31, 2011, the milestone has not been achieved.

In December 2003, the Company entered into a license agreement to obtain a nonexclusive worldwide license for certain technology regarding submicroliter protein crystallization. The Company made quarterly payments in the amount of $25,000 through December 31, 2010 that were recorded as research and development expense. In March 2011, the Company terminated the license agreement.

Collaboration Agreement

In May 2010, the Company entered into a collaboration agreement to develop a new product and received an up-front payment of $0.7 million. Additionally, the collaboration agreement provided for payments to the Company upon its achievement of multiple defined milestones related to the design and development of product prototypes. The agreement set forth a detailed scope of work, tasks, and metrics for each milestone. These product prototypes had not been previously produced by the Company and the achievement of these and other future milestones was uncertain at the time the Company entered into the collaboration agreement. The Company considered each of the milestones to be substantive and, accordingly, expected to recognize any future payments received from meeting such milestones as revenue, if and when each milestone was achieved.

In March 2011, the Company entered into an amendment to the collaboration agreement and received an additional $0.3 million. Under the amendment, certain milestones were modified and payment terms related to this agreement associated with satisfaction of the milestones were revised.

During 2011 and 2010, the Company recognized $1.0 million and $1.3 million, respectively, of milestone revenue related to this agreement. All the Company’s performance obligations under this agreement were satisfied at December 31, 2011 and there are no other agreements with potential future milestone.

Grants

California Institute for Regenerative Medicine

In April 2009, the Company was awarded a grant from the California Institute for Regenerative Medicine (CIRM) in the amount of $0.8 million to be earned over a two-year period. Under this grant, the Company

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

designs and develops prototype microfluidic systems for use in stem cell research. This grant provides for quarterly payments in amounts ranging from $90,000 to $97,000. The final payment under this grant was received in September 2011.

In May 2011, the Company was awarded a second grant from CIRM in the amount of $1.9 million to be earned over a three-year period. Under this grant, the Company continues to design and develop prototype microfluidic systems for use in stem cell research. This grant provides for quarterly payments in the amount of $0.2 million.

The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with this grant were recognized as research and development expense during the period incurred.

During 2011 and 2010, the Company recognized total CIRM grant revenue of $0.5 million and $0.4 million, respectively.

Singapore Economic Development Board

In October 2005, the Company entered into a letter agreement providing for up to SG$10.0 million (approximately US$7.7 million using the December 31, 2011 exchange rate) in grants from the Singapore Economic Development Board (EDB). The grants were payable for the period August 1, 2005 through July 31, 2010 in connection with the establishment and operation by Fluidigm Singapore Pte Ltd. (Fluidigm Singapore), a wholly-owned subsidiary of the Company, of a research, development and manufacturing center for chips in Singapore. In January 2006, Fluidigm Singapore and EDB entered into a supplement to the October 2005 letter agreement to create a process whereby Fluidigm Singapore and EDB would agree on new quarterly development targets at the start of each year. Grant payments were calculated as a portion of qualifying expenses incurred in Singapore relating to salaries, overhead, outsourcing and subcontracting expenses, operating expenses and raw material purchases. In July 2010, Fluidigm Singapore submitted its final progress report and evidence of achievement of its development targets under the letter agreement. In October 2010, the Company received confirmation from EDB that all of its obligations under the letter agreement had been met and, received its final grant payment.

In February 2007, Fluidigm Singapore entered into a second letter agreement with EDB which provided for up to an additional SG$3.7 million (approximately US$2.8 million using the December 31, 2011 exchange rate) in grants. The terms and conditions of this letter agreement are substantially the same as the October 2005 letter agreement with the exception of the size of the potential grant, the term of the agreement, and the specific levels of research, development and manufacturing activities required to maintain eligibility for such grants. The primary focus of this letter agreement was the ongoing development and manufacture in Singapore of certain instrumentation. This letter agreement applied to research, development, and manufacturing activity by Fluidigm Singapore in Singapore from June 1, 2006 through May 31, 2011. The Company believes that all of its obligations under the letter agreement had been met and, in July 2011, received its final grant payment.

Fluidigm Singapore’s continued eligibility for such grants is subject to its compliance with the following conditions: increasing levels of research; continuing development and manufacturing activity in Singapore, including employment of specified numbers of research scientists and engineers; its incurrence of specified levels of research and development expenses in Singapore over the course of each calendar year; its use of local service providers; its manufacture in Singapore of the products developed in Singapore; and its achievement of certain targets relating to new product development or completion of specific manufacturing process objectives. These

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

required levels of research, development and manufacturing activity in Singapore, and the associated increases from one year to the next, are the result of negotiations between the parties and are generally consistent with the Company’s business strategy for its Singapore operations. All ownership rights in the intellectual property developed by Fluidigm in Singapore remain with Fluidigm Singapore, and no such rights are conveyed to EDB under the agreements.

These agreements further provided EDB with the right to demand repayment of a portion of past grants in the event the Company did not meet its obligations under the agreements. Based on correspondence with EDB, the Company believes that it has fulfilled its obligations under the grants and it will, therefore, not have to repay any of the grant proceeds received through December 31, 2011.

The Company recognized revenue of approximately $46,000, $1.1 million and $1.5 million related to EDB grants during 2011, 2010 and 2009, respectively.

4.	Balance Sheet Data

Cash and Cash Equivalents

The following are summaries of cash and cash equivalents (in thousands):

Amortized Cost and Estimated Fair Value
As of December 31, 2011:
Money market funds	$1,799
Cash	11,754

$13,553

As of December 31, 2010:
Money market funds	32
Cash	5,691

$5,723

Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2011	December 31, 2010
Raw Materials	$2,396	$2,401
Work-in-process	1,009	357
Finished Goods	2,565	2,135

	$5,970	$4,893

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Property and Equipment

Property and equipment consists of the following (in thousands) as of:

	December 31, 2011	December 31, 2010
Computer equipment and software	$1,675	$1,605
Laboratory and manufacturing equipment	10,726	9,780
Leasehold improvements	988	723
Office furniture and fixtures	491	427

	13,880	12,535
Less accumulated depreciation and amortization	(11,583)	(10,627)
Construction-in-progress	959	420

Property and equipment, net	$3,256	$2,328

5.	Long-Term Debt

Under the terms of a loan agreement entered into in March 2005 and amended in August 2006, the Company borrowed $13.0 million for general corporate purposes (the 2005 Agreement). The 2005 Agreement was secured by the assets of the Company, excluding intellectual property but including any proceeds from the sale of intellectual property, bore interest at a rate of 9.75% per annum and was originally scheduled to mature in March 2010. In connection with the 2005 Agreement, the Company issued warrants to the lender to purchase 61,342 shares of Series D convertible preferred stock at $16.95 per share (see Note 9). The $0.1 million fair value of the warrants resulted in a debt discount that is being amortized over the life of the borrowing.

In February 2008, the Company amended the 2005 Agreement to provide the Company with an additional $10.0 million of borrowing availability for general corporate purposes (the 2008 Amendment). The $10.0 million of additional availability under the 2008 Amendment carried interest at a rate of 11.5% per annum and was originally scheduled to mature in June 2011. The 2008 Amendment was accounted for as a modification because the terms of the 2008 Amendment were not substantially different from the terms of the 2005 Agreement. In connection with the 2008 Amendment, the Company issued a warrant to the lender to purchase 49,545 shares of Series E convertible preferred stock at $24.22 per share (see Note 9). The $0.5 million fair value of the warrants resulted in a debt discount that is being amortized over the then remaining life of the borrowing.

In March 2009, amounts outstanding under the 2005 Agreement and the 2008 Amendment were combined and further amended (the 2009 Agreement) so as to extend the final repayment date to March 1, 2012 and to provide for an interest only period from March 2009 through February 2010. At the time of the 2009 Agreement, the combined principal balance outstanding under the two loans was $14.6 million. Amounts outstanding under the 2009 Agreement bore interest at a rate of 13.5% per annum. At the end of the interest only period, the Company was scheduled to begin making monthly principal and interest payments of $0.6 million with an additional final payment of $2.3 million. The 2009 Agreement was accounted for as a modification because the terms of the 2009 Agreement were not substantially different from the terms of the 2008 Amendment. In connection with the 2009 Agreement, the Company issued a warrant to the lender to purchase 41,289 shares of Series E convertible preferred stock at $24.22 per share (see Note 9). The fair value of the warrant resulted in a $76,000 discount that is being amortized over the then remaining life of the borrowing.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

In June 2010, the Company amended the 2009 Agreement (the 2010 Amendment). The 2010 Amendment extended the maturity date of the existing agreement to February 2013. Borrowings outstanding under the 2010 Amendment continue to bear interest at a rate of 13.5% per annum with interest only payments due monthly through February 2011. Commencing in March 2011, the Company began making monthly principal and interest payments of $0.6 million, with an additional payment of $2.3 million due in March 2012. The additional payment has been considered in the effective interest rate calculation and is being accrued as interest expense until the extended maturity date of February 2013. The 2010 Amendment is being accounted for as a modification because the terms of the 2010 Amendment were not substantially different from the terms of the 2009 Agreement. The 2010 Amendment requires a prepayment fee of 1.0% of the outstanding principal amount being prepaid. In connection with the 2010 Amendment, the Company issued a warrant to the lender to purchase 57,784 shares of Series E-1 convertible preferred stock at $12.11 per share. The fair value of the warrant resulted in additional debt discount of $63,000, which is being amortized as interest expense over the then remaining life of the borrowing. In addition, the Company reduced the exercise price of all warrants previously issued to the lender to $12.11 per share and extended the term of one of the warrants. As a result, these warrants were revalued resulting in additional debt discount of $62,000 that is being amortized over the then remaining life of the borrowing.

Upon completion of the Company’s IPO in February 2011, all 209,960 warrants to purchase shares of convertible preferred stock that were held by the lender were converted to warrants to purchase shares of common stock. In July 2011, the lender net exercised these warrants at an exercise price of $12.11 and was issued 70,731 shares of common stock.

Scheduled principal payments under the Company’s long-term debt obligations as of December 31, 2011 are as follows (in thousands):

Years ending December 31:
2012	$8,972
2013	1,218

Total principal payments due in future periods	10,190
Less debt discount	(52)

Net long-term debt	$10,138

As of December 31, 2011, the Company was in compliance with all applicable loan covenants.

6.	Line of Credit

In December 2010, the Company entered into a bank line of credit agreement (Line of Credit) that is collateralized by the Company’s accounts receivable. The Line of Credit provided the Company with the ability to borrow up to $4.0 million for a period of two years, subject to certain covenants and other restrictions and bears interest at a rate of the greater of (i) 5.50% or (ii) the prime rate, as defined in the Line of Credit, plus 2.25% per year. As of December 31, 2010, the outstanding balance on the Line of Credit was $3.1 million. Subsequent to the Company’s IPO in February 2011, the Company repaid all outstanding borrowings under the Line of Credit. In March 2011, the Line of Credit was amended to increase the credit limit to $7.0 million and changed the interest rate to the greater of (i) 4.25% or (ii) the prime rate plus 1.00% per year. At December 31, 2011, there was no outstanding balance on the Line of Credit and the Company was in compliance with applicable loan covenants.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

7.	Commitments and Contingencies

Operating Leases

The Company has entered into various long-term non-cancelable operating leases for equipment and facilities. The Company leases its headquarters in South San Francisco, California, which expires in April 2015. The lease agreement includes a renewal option that provides the Company with the ability to extend the lease term for an additional three years. Upon entering into this agreement in September 2010, the Company received a $0.4 million lease incentive payment that is being recognized as a reduction of rent expense on a straight-line basis over the term of the lease. The Company also leases office and manufacturing space under non-cancelable leases in Singapore, Japan and China, with various expiration dates through October 2014. Certain facility leases also contain rent escalation clauses. The Company also has operating leases for office equipment, with various expiration dates through October 2013.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Years ending December 31:
2012	$1,302
2013	1,199
2014	1,018
2015	281

Total minimum payments	$3,800

The Company’s lease payments are expensed on a straight-line basis over the life of the lease. Rental expense under operating leases, net of amortization of lease incentive, totaled $1.6 million, $1.9 million and $1.9 million for 2011, 2010 and 2009, respectively.

Indemnifications

From time to time, the Company has entered into indemnification provisions under certain of its agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2011, the Company had no accrued liabilities for these indemnification provisions.

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts are accrued at December 31, 2011.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

8.	Promissory Notes

Note and Warrant Purchase Agreement

In January 2011, the Company entered into a Note and Warrant Purchase Agreement (the Note Agreement) with existing stockholders, including certain of the Company’s officers and directors, under which the Company issued subordinated secured promissory notes (the Notes) with an aggregate principal balance of $5.0 million and bearing interest at a rate of 8% per annum. The Company’s obligations under the Notes were secured by the assets of the Company, excluding intellectual property, and were subordinated to senior indebtedness of the 2005 Agreement, as amended (see Note 5), and the Line of Credit (see Note 6). Notes issued under the Note Agreement matured on the earliest to occur of the closing of the next financing in which the Company issued and sold shares of capital stock of at least $25.0 million, a change of control as defined in the Note Agreement, or January 6, 2012 (the maturity date). In connection with the Note Agreement, the Company issued warrants to acquire a total of 103,182 shares of Series E-1 convertible preferred stock at $0.02 per share. The warrants expired on the earlier of January 6, 2021, an acquisition as defined in the Note Agreement, or immediately prior to the closing of a firm commitment underwritten public offering of the Company’s securities. As a result of the Company’s IPO in February 2011, the warrants were net exercised for 103,182 shares of the Company’s common stock and the Company repaid all principal and interest outstanding under these Notes in February and March 2011.

In August 2009, the Company entered into a convertible Note and Warrant Purchase Agreement (Convertible Notes) with its existing investors to provide the Company with cash proceeds of $10.7 million. In connection with the issuance of the Convertible Notes, the Company issued warrants to purchase 220,176 shares of Series E convertible preferred stock at $24.22 per share (see Note 9), which resulted in a $0.3 million debt discount. The Convertible Notes were scheduled to mature on December 31, 2009 with interest accruing on the outstanding principal amount for the first 60 days at a rate of 1% per month and at a rate of 2% per month after the first 60 days, compounded monthly. The Convertible Notes’ outstanding principal and accrued interest were convertible into preferred stock upon the occurrence of a qualified financing transaction or at the option of a majority of investors, each as defined in the agreement.

In November 2009, the Convertible Note holders agreed to convert the outstanding principal and accrued interest of $11.0 million into 455,525 shares of Series E convertible preferred stock, at which time the Company recognized $0.4 million of interest expense related to the Convertible Notes and immediately expensed the remaining debt discount balance of $0.3 million.

9.	Convertible Preferred Stock Warrants

The Company has issued warrants to purchase shares of its convertible preferred stock at various times since 2001. Warrants to purchase the Company’s convertible preferred stock were recognized at fair value and classified as liabilities in the consolidated balance sheets because the warrants conditionally obligated the Company to transfer assets at some point in the future. The warrants were subject to remeasurement to fair value at each balance sheet date and any change in fair value was recognized in the consolidated statements of operations as gain (loss) from changes in the fair value of convertible preferred stock warrants.

During 2010, the Company offered holders of convertible preferred stock warrants with exercise prices greater than $12.11 per share an opportunity to amend their eligible warrants by lowering the exercise price of the warrants to $12.11 per share. The amended warrants were exercisable for shares of new Series E-1 convertible preferred stock and warrant holders received an equal number of shares of the Company’s common stock for each warrant exercised, subject to the warrant holder’s agreement to immediately exercise the warrants

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

in full and for cash. The offer expired on August 16, 2010. Warrants to purchase 57,724 shares of Series E convertible preferred stock at $24.22 were amended for which the Company received proceeds of $0.7 million and issued 57,724 shares of Series E-1 convertible preferred stock and 57,724 shares of common stock.

In connection with the Note Agreement (see Note 8), the Company issued warrants to acquire a total of 103,182 shares of Series E-1 convertible preferred stock for $0.02 per share.

On February 10, 2011, the Company had total outstanding warrants to purchase 489,880 shares of convertible preferred stock. The fair value of these warrants was approximately $3.7 million at February 10, 2011, which was an increase in fair value of approximately $1.5 million since December 31, 2010. Upon the closing of the Company’s IPO, warrants to purchase 103,182 shares were net exercised for 103,182 shares of the Company’s common stock and the related liability of $1.4 million was reclassified to additional paid-in capital; warrants to purchase 209,960 shares were converted into warrants to purchase common stock and the related liability of $1.5 million was reclassified to additional paid-in capital; and the remaining warrants to purchase 176,738 shares expired unexercised and the related liability of $0.8 million was recognized as other income.

The fair values of outstanding convertible preferred stock warrants were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions at the end of each of the following years:

	Year Ended December 31,
	2010	2009
Expected volatility	61.9%	68.1%
Expected life (equals the remaining contractual term)	4.3 years	7.3 years
Risk-free interest rate	1.6%	3.1%
Dividend yield	0%	0%

No convertible preferred stock warrants were outstanding at December 31, 2011.

10.	Convertible Preferred Stock

As of December 31, 2011, there were no shares of convertible preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the Company’s IPO. All outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock with the related carrying value of approximately $184.6 million, plus $9.9 million of deemed dividend (see Note 2), reclassified to common stock and additional paid-in capital.

Each share of convertible preferred stock converted into common stock based upon a conversion rate of one share of common stock for each share of convertible preferred stock regardless of the series, except for Series E convertible preferred stock which converted at a rate of approximately 1.3 shares of common stock for each share of Series E convertible preferred stock.

As of December 31, 2010, the Company’s convertible preferred stock consisted of the following (in thousands):

	December 31, 2010
	Shares Authorized	Shared Issued and Outstanding	Net Proceeds	Liquidation Preferences
Series A	450	380	$2,519	$2,530
Series B	1,067	1,061	11,413	11,434
Series C	2,784	2,670	41,517	41,710
Series D	2,306	2,180	36,611	36,965
Series E	4,510	3,948	91,785	95,607
Series E-1	369	57	705	699

	11,486	10,296	$184,550	$188,945

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

No dividends on the convertible preferred stock have been declared or paid from inception through the conversion of the preferred stock into common stock.

11.	Stock-Based Compensation

2011 Equity Incentive Plan

On January 28, 2011, the Company’s board of directors adopted the 2011 Equity Incentive Plan (the 2011 Plan) under which incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares (collectively Awards) may be granted to Company employees, directors, and consultants.

Incentive stock options and nonstatutory stock options granted under the 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair value of the underlying common stock on the date of grant. If the participant owns stock representing more than 10% of the voting power of all classes of the Company’s stock on the grant date, an incentive stock option awarded to the participant shall have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair value of the underlying common stock on the date of grant. Generally, outstanding options vest at a rate of 25% on the first anniversary of the option grant date and ratably each month over the remaining 36 month period. The Company may grant options with different vesting terms from time to time.

The board of directors sets the terms, conditions, and restrictions related to the grant of restricted stock units, including the number of restricted stock units to grant. The board of directors also sets vesting criteria and, depending on the extent the criteria are met, the board of directors will determine the number of restricted stock units to be paid out.

The exercise price of any stock appreciation right shall be determined by the board of directors but will be no less than 100% of the estimated fair value of the underlying common stock on the date of grant. The stock appreciation rights expire upon the date determined by the board of directors but no later than ten years from the date of grant.

The board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.

As of December 31, 2011, the 2011 Plan had a total of 1,379,000 Awards authorized for issuance.

2009 Equity Incentive Plan and 1999 Stock Option Plan

The Company’s 2009 Equity Incentive Plan (the 2009 Plan) expired on the date the 2011 Plan was adopted and the 1999 Stock Option Plan (the 1999 Plan) expired in 2009. Options granted or shares issued under the 2009 Plan and the 1999 Plan that were outstanding on the date the 2011 Plan became effective will remain subject to the terms of their respective plans.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Activity under the 2011 Plan, 2009 Plan, and the 1999 Plan is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted-Average Exercise Price per Share
Balance as of December 28, 2008	387	1,323	$9.58
Additional shares authorized	578	0
Options granted (1)	(1,119)	1,119	4.38
Options exercised	0	(20)	2.32
Options canceled (1)	881	(881)	12.73

Balance as of December 31, 2009	727	1,541	4.10
Options granted	(370)	370	4.45
Options exercised	0	(18)	2.11
Options canceled	117	(117)	4.24

Balance as of December 31, 2010	474	1,776	4.19
Additional shares authorized	1,250	0
Options granted	(1,167)	1,167	11.90
Options exercised	0	(338)	3.99
Options canceled	114	(114)	6.84

Balance as of December 31, 2011	671	2,491	7.68

(1)	The number of options granted and canceled in 2009 includes options granted and canceled in connection with the Exchange (see below).

Options exercised as reflected in the table above exclude options that were exercised prior to vesting. These purchased but unvested shares generally vest over a four-year period and are subject to a repurchase option held by the Company at the original exercise price and are not deemed to be issued until those shares vest. At December 31, 2011 and 2010, the balance of options exercised prior to vesting was immaterial.

The Company determines stock-based compensation expense using the Black-Scholes option-pricing model and the following weighted-average assumptions (excluding options granted in connection with the Exchange discussed below):

	Year Ended December 31,
	2011	2010	2009
Expected volatility	57.6%	59.3%	59.1%
Expected life	5.9 years	5.8 years	5.7 years
Risk-free interest rate	1.9%	2.1%	2.4%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$6.44	$3.48	$2.32

Expected volatility is derived from the historical volatilities of several unrelated public companies within the life sciences industry. Each company’s historical volatility is weighted based on certain qualitative factors and combined to produce a single volatility factor used by the Company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

approximately equal to the option’s expected life. Given the Company’s limited history as a public company, the Company used the “simplified” method to estimate expected lives of options granted to the various employee groups. The “simplified” method calculates the expected life of an option as the average of the time-to-vesting and the contractual life of the options. For the expected lives of options not at-the-money, as used in determining the incremental value of modified options (see discussion of Exchange below), the lattice model was used. Forfeitures were estimated based on an analysis of actual forfeitures, and the Company periodically evaluates the adequacy of its forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Each of these inputs is subjective and generally requires significant judgment by the Company.

The Company grants stock options at exercise prices not less than the estimated fair value of the Company’s common stock at the date of grant. Prior to the Company’s IPO, the Company’s board of directors obtained contemporaneous valuations from an unrelated third-party valuation firm to determine the estimated fair value of common stock based on an analysis of relevant metrics, such as the price of the most recent convertible preferred stock sales to outside investors, the rights, preferences and privileges of the convertible preferred stock, the Company’s operating and financial performance, the hiring of key personnel, the introduction of new products, the lack of marketability of the common stock and additional factors relating to the Company’s business.

Additional information regarding the Company’s stock options outstanding and exercisable as of December 31, 2011 is summarized in the following table:

	Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Contractual Life	Options Exercisable
	(In Thousands)	(In Years)	(In Thousands)
$1.82 – $3.39	252	2.8	252
$4.08 – $4.08	209	7.9	138
$4.45 – $5.03	913	8.1	762
$8.23 – $8.37	392	8.9	158
$13.08 – $13.98	317	9.7	44
$14.31 – $14.90	377	9.4	31
$16.77 – $21.98	31	8.3	12

	2,491	8.1	1,397

Options exercisable as of December 31, 2011 had a weighted-average remaining contractual life of 7.2 years, a weighted-average exercise price per share of $5.22 and an aggregate intrinsic value of $11.2 million.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Options outstanding that have vested as of December 31, 2011 or are expected to vest in the future are summarized as follows:

	Number of shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
	(In Thousands)		(In Years)	(In Thousands)
Vested	1,357	$5.23	7.2	$10,876
Expected to vest	1,026	10.64	9.1	3,140

Total vested and expected to vest	2,383	7.56	8.0	$14,016

(2)	Aggregate intrinsic value was calculated as the difference between the closing stock price on the last trading day of 2011, which was $13.16, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $3.1 million, $0.1 million and $42,000, respectively.

In December 2009, the Company completed an offer to exchange (the Exchange) 801,000 stock options that were issued under the Company’s 1999 Plan. Options with exercise prices ranging from $5.03 to $21.99 per share were exchanged on a one-for-one basis for new options with a lower exercise price of $4.45 per share, the estimated fair value of common stock on the date of the Exchange as determined by the Company’s board of directors. Options granted pursuant to the Exchange have a new vesting period that was determined by adding 3 months to the original vesting date of each exchanged option. The Exchange resulted in a modification cost totaling $0.6 million of which $0.4 million was recognized in the year ended December 31, 2009 and $0.3 million being amortized over the new remaining vesting periods. These vesting periods range from three months to four years from the date of the Exchange.

There were no stock-based compensation tax benefits recognized during 2011, 2010 or 2009. Capitalized stock-based compensation costs were insignificant at December 31, 2011, 2010 and 2009.

As of December 31, 2011, there was $6.1 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 3 years.

In February and April 2008, the Company granted 94,133 performance-based options (the 2008 performance awards) to certain executives. These awards vest over an approximately four-year period based on continuing service and were subject to accelerated vesting if specified corporate and departmental performance goals were met for the fiscal year ended December 27, 2008. Based upon achievement of 2008 departmental performance goals, vesting for 34,846 options was accelerated. In March 2009, the Compensation Committee of the board of directors accelerated the vesting of 28,240 options based upon the achievement of 2008 corporate performance goals. Stock-based compensation expense for these performance-based options is recognized as expense over the requisite performance periods using an accelerated attribution method. The Company recognized $41,000, $66,000 and $0.3 million of stock-based compensation expense during 2011, 2010 and 2009, respectively, relating to these 2008 performance options.

In November 2009, the Company granted 89,017 performance-based options (the 2009 performance awards) to certain executives with performance conditions substantially similar to the 2008 performance options. Based on achievement of 2009 departmental goals, a total of 25,723 shares was accelerated in December 2009.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Based on achievement of 2009 corporate goals, vesting for 27,150 options was accelerated in December 2009. The Company recognized $15,000, $32,000 and $0.2 million of stock-based compensation expense during 2011, 2010 and 2009, respectively, relating to these 2009 performance options.

In January 2011, the Company granted 94,972 performance-based options (the 2010 performance awards) to certain executives with performance conditions substantially similar to the 2008 and 2009 performance options. Based on achievement of 2010 departmental and corporate goals, vesting for 66,480 options was accelerated in March 2011. The Company recognized $0.4 million of stock-based compensation expense during 2011 relating to these 2010 performance options.

12.	Income Taxes

The Company’s loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$(20,815)	$(18,543)	$(21,735)
International	(1,489)	1,724	2,557

Loss before income taxes	$(22,304)	$(16,819)	$(19,178)

Significant components of the Company’s (provision for) / benefit from income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$0	$0	$68
State	(4)	(10)	(5)
Foreign	(162)	(73)	(13)

Total (provision for) / benefit from income taxes	$(166)	$(83)	$50

Reconciliation of income taxes at the statutory rate to the (provision for)/benefit from income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
Foreign rate difference	(3.0)	(0.4)	4.4
Change in valuation allowance	(32.2)	(34.1)	(38.5)
Other, net	0.4	0.0	0.4

Effective tax rate	(0.8)%	(0.5)%	0.3%

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$75,677	$69,009
Reserves and accruals	1,698	1,451
Depreciation and amortization	366	519
Tax credit carryforwards	6,235	5,964
Stock-based compensation	1,346	1,197

Total deferred tax assets	85,322	78,140
Valuation allowance	(85,322)	(78,140)

Net deferred tax assets	$0	$0

The Company evaluates a number of factors to determine the realizability of its deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been fully offset by a valuation allowance because the Company has incurred losses since its inception. The valuation allowance increased by $7.2 million and $6.0 million during 2011 and 2010, respectively. The change in valuation allowance is mainly due to the significant increase in the current year taxable loss, the temporary differences, and current year research development credit.

As of December 31, 2011, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $202.9 million, which expire in the years 2020 through 2032, and U.S. federal research and development tax credits of $4.3 million, which expire in the years 2020 through 2032. As of December 31, 2011, the Company had net operating loss carryforwards for California state income tax purposes of $145.1 million, which expire in the years 2013 through 2032, state research and development tax credits of $4.8 million, which do not expire, and a California manufacturer’s investment credit of $0.1 million, which begins to expire in 2013. In addition, the Company has approximately $27.2 million in other state net operating loss carryovers which have various expiration dates from 2012 through 2032. As of December 31, 2011, the Company had foreign net operating loss carryforwards of $1.6 million, which expire in the years 2015 through 2021.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a Section 382 analysis through June 30, 2011 and determined that an ownership change occurred in November 2001, as defined under Section 382 of the Internal Revenue Code. As a result the Company reduced its U.S. federal and California net operating losses by $1.2 million and $0.7 million, respectively.

The Company has not provided for U.S. federal and state income taxes on all of its non-U.S. subsidiaries’ undistributed earnings as of December 31, 2011, because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. federal and state income taxes, although determining the amount is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of the repatriation. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $0.5 million at December 31, 2011.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Effective January 1, 2010, the Company obtained approval for a Pioneer Tax Status in Singapore. The Pioneer status allows a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period. The tax holiday status requires the achievement of certain milestones, will be reviewed by the Singapore government and is set to expire on December 31, 2019 assuming the Company meets or exceeds the negotiated milestones. Due to available capital allowances, the Company has not benefited from the tax holiday through December 31, 2011 and may never benefit if it does not achieve the required milestones.

Uncertain Tax Positions

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits during 2011, 2010 and 2009 were as follows (in thousands):

December 28, 2008	$3,257
Increases in balances related to tax positions taken during current period	1,512
Decreases in balances related to tax positions taken during prior period	(18)

December 31, 2009	4,751
Increases in balances related to tax positions taken during prior periods	5
Increases in balances related to tax positions taken during current period	873
Decreases in balances related to tax positions taken during prior periods	(833)

December 31, 2010	4,796
Increases in balances related to tax positions taken during current period	652

December 31, 2011	$5,448

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

Accrued interest and penalties related to unrecognized tax benefits are included in income tax (provision)/benefit and were immaterial.

As of December 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate are not material. The Company does not anticipate that its existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of the Company’s tax years are subject to federal, state and foreign tax examination.

13.	Employee Benefit Plans

The Company sponsors a 401(k) plan that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 60% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. The Company has not made contributions to this plan since its inception.

14.	Related-Party Transactions

Biomedical Sciences Investment Fund Pte Ltd, a wholly owned entity of the EDB, held 1,799,511 shares of the Company’s common stock as of December 31, 2011 and held 1,557,648 shares of the Company’s convertible preferred stock as of December 31, 2010, which constitutes 9% and 11%, respectively, of the outstanding shares of the Company on a fully diluted basis. In addition, the Company’s manufacturing operations in Singapore, which commenced in October 2005, have been supported by grants from EDB, which provide incentive payments for research, development and manufacturing activity in Singapore by the Company. These agreements are discussed in Note 3.

In January 2011, the Company entered into a Note Agreement with existing stockholders, including certain of the Company’s officers and directors, with cash proceeds of $5.0 million (see Note 8). The Note Agreement bore interest at a rate of 8% per annum and was scheduled to mature on the earliest to occur of the closing of the next financing in which the Company issued and sold shares of capital stock of at least $25.0 million, a change of control as defined in the Note Agreement, or January 6, 2012. As a result of the Company’s IPO in February 2011, the outstanding principal and accrued interest were repaid in February and March 2011. The Company recognized $44,000 of interest expense related to this Note Agreement.

In August 2009, the Company entered into Convertible Note agreements with its existing investors to provide the Company with cash proceeds of $10.7 million (see Note 8). The Convertible Notes were scheduled to mature on December 31, 2009 with interest accruing on the outstanding principal amount for the first 60 days at a rate of 1% per month and at a rate of 2% per month after the first 60 days, compounded monthly. In November 2009, the Convertible Note holders agreed to convert the outstanding principal and accrued interest of $11.0 million into shares of Series E convertible preferred stock, at which time the Company recognized $0.4 million of interest expense.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

The following table represents the related party transactions included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Statement of Operations
Grant revenue	$46	$1,104	$1,522
Interest expense	44	0	367

15.	Information About Geographic Areas

The Company operates in one reporting segment, which is the development, manufacturing, and commercialization of microfluidic systems for the life science and Ag-Bio industries. The Company’s Chief Executive Officer manages the Company’s operations and evaluates the financial performance of the Company on a consolidated basis. For purposes of allocating resources and when evaluating regional financial performance, the Chief Executive Officer reviews separate sales information for the different regions of the world. The Company’s general and administrative expenses and its research and development expenses are not allocated to any specific region. Most of the Company’s principal operations other than manufacturing and decision-making functions are located at the Company’s corporate headquarters in the United States.

The following table represents the Company’s product revenue by geography based on the billing address of the Company’s customers for each year presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$21,644	$16,619	$12,630
Europe	10,499	7,577	4,885
Japan	3,942	2,700	3,172
Asia-Pacific	3,698	2,800	2,162
Other	798	766	750

Total	$40,581	$30,462	$23,599

The Company’s grant revenue is primarily generated in Singapore and license and collaboration revenue is primarily generated in the United States.

The Company had net long-lived assets consisting of property and equipment in the following geographic areas (in thousands) as of:

	December 31, 2011	December 31, 2010
United States	$1,502	$1,025
Singapore	1,720	1,288
Japan	23	—
Europe	11	15

Total	$3,256	$2,328

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

16.	Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the years ended December 31, 2011 and 2010 are as follows (in thousands, except for per share amounts):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$8,697	$10,576	$10,596	$12,996
Net loss attributed to common stockholders	$(17,238)	$(7,186)	$(4,489)	$(3,457)

Net loss per share attributed to common stockholders, basic and diluted	$(1.60)	$(0.36)	$(0.22)	$(0.17)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$6,716	$8,023	$8,466	$10,355
Net loss	$(5,625)	$(4,819)	$(3,380)	$(3,078)

Net loss per share of common stock, basic and diluted	$(3.02)	$(2.58)	$(1.77)	$(1.59)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers” in Part I of this Form 10-K.

The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the headings “Corporate Governance and Board of Directors,” “Election of Class II Director,” “Executive Officers” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the headings “Corporate Governance and Board of Directors” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the headings “Executive Compensation” and “Security Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the headings “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement schedule. See “Schedule II—Valuation and Qualifying Account and Reserve” in this section of this Form 10-K.

3.	Exhibits. The exhibits set forth below are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2011
Accounts receivable allowance	$467	$12	$(113)	$366

Year ended December 31, 2010
Accounts receivable allowance	$103	$364	$—	$467

Year ended December 31, 2009
Accounts receivable allowance	$—	$103	$—	$103

EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/11

3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/11

4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/11

4.2†	Series E Preferred Stock Purchase Agreement dated June 13, 2006 by and among the registrant and the purchasers of the registrant’s preferred stock set forth therein, as amended.	S-1	4.2	12/3/10

4.3	Form of Warrant to Purchase Shares of Preferred Stock of the registrant dated as of August 25, 2009.	S-1	4.3	12/3/10

4.4	Series E Preferred Stock Purchase Agreement dated November 16, 2009 by and among the registrant and the purchasers of the registrant’s preferred stock set forth therein.	S-1	4.4	12/3/10

4.5	Ninth Amended and Restated Investor Rights Agreement between the registrant and certain holders of the registrant’s capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/10

4.6†	Loan and Security Agreement No. 4561 between the registrant and Lighthouse Capital Partners V, L.P. dated March 29, 2005, including amendments No. 1 through No. 8.	S-1	4.6	12/3/10

4.6A	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6A	12/3/10

4.6B	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6B	12/3/10

4.6C	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6C	12/3/10

4.6D	Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6D	12/3/10

4.6E	Negative Pledge Agreement by and between the registrant and Lighthouse Capital Partners V, L.P. dated March 29, 2005.	S-1	4.6E	12/3/10

4.7	Note and Warrant Purchase Agreement dated January 6, 2011 among the registrant and the investors named therein.	S-1/A	4.7	1/7/11

4.8	Business Financing Agreement between the registrant and Bridge Bank, National Association, dated as of December 16, 2010.	S-1/A	4.8	1/28/11

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	8-K	4.8A	4/4/11

10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	10.1	1/28/11

10.2#	1999 Stock Option Plan of the registrant, as amended.	S-1	10.2	12/3/10

10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/10

10.3#	2009 Equity Incentive Plan of the registrant, as amended.	S-1	10.3	12/3/10

10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/10

10.4#	2011 Equity Incentive Plan of the registrant.	S-1/A	10.4	1/28/11

10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/11

10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5	12/3/10

10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5A	12/3/10

10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6	12/3/10

10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6A	12/3/10

10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.7	12/3/10

10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.8	12/3/10

10.9†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	S-1	10.9	12/3/10

10.10†	Patent License Agreement by and between Gyros AB and the registrant dated January 9, 2003.	S-1	10.10	12/3/10

10.10A†	Amendment No. 1 dated January 9, 2005 to Patent License Agreement by and between Gyros AB and the registrant dated January 9, 2003.	S-1	10.10A	12/3/10

10.11	Reserved.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.12†	Amended and Restated Letter Agreement Regarding Application for Incentives Under the Research Incentive Scheme for Companies (RISC) dated March 27, 2008 (originally dated October 7, 2005), by and between Singapore Economic Development Board and Fluidigm Singapore Pte. Ltd.	S-1	10.12	12/3/10

10.12A†	Supplement, dated January 11, 2006, to Letter Agreement Relating to Application for Incentives under the Research Incentive Scheme for Companies (RISC), dated October 7, 2005 between Singapore Economic Development Board and Fluidigm Singapore Pte. Ltd.	S-1	10.12A	12/3/10

10.13†	Amended and Restated Letter Agreement Regarding Application for Incentives Under the Research Incentive Scheme for Companies (RISC) dated March 27, 2008 (originally dated February 12, 2007), by and between Singapore Economic Development Board and Fluidigm Singapore Pte. Ltd.	S-1	10.13	12/3/10

10.14#	Form of Employment and Severance Agreement between the registrant and each of its executive officers.	S-1	10.14	12/3/10

10.15	Employee Loan Agreement by and between the registrant and Gajus V. Worthington dated January 20, 2004.	S-1	10.15	12/3/10

10.16	Stock Repurchase Agreement by and between the registrant and Gajus V. Worthington dated April 10, 2008.	S-1	10.16	12/3/10

10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/10

10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/11

10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and the registrant, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/11

10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and the registrant dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/10

10.21†	Collaboration and Option Agreement by and between Novartis Vaccines & Diagnostics, Inc. and the registrant dated May 17, 2010, including all exhibits thereto.	S-1/A	10.21	1/18/11

10.21A†	Amendment #1, executed on March 29, 2011 and effective as of March 15, 2011, to the Collaboration and Option Agreement dated May 17, 2010, by and between Novartis Vaccines & Diagnostics, Inc. and the registrant.	8-K	10.21A	4/4/11

10.22†	Form of License Agreement by and between Novartis Vaccines & Diagnostics, Inc. and the registrant.	S-1/A	10.22	1/18/11

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.23†	Quality Agreement for Development of In-Vitro Diagnostic Devices by and between Novartis Vaccines & Diagnostics, Inc. and the registrant dated May 14, 2010.	S-1/A	10.23	1/18/11

10.24	Co-Promotion Agreement, by and between 454 Life Sciences and the registrant dated May 20, 2010.	S-1/A	10.24	1/18/11

10.25#	Executive Bonus Plan.	10-K	10.25	3/28/11

10.26†	Acceptance Letter re Pioneer Incentive dated April 25, 2011 between Singapore Economic Development Board and the registrant.	8-K	10.1	8/5/11

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Furnished herewith

101.INS**	XBRL Instance Document	Furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB**	XBRL Taxonomy Extension Label Document	Furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: March 23, 2012	By:	/s/ Gajus V. Worthington
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gajus V. Worthington Gajus V. Worthington	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2012

/s/ Vikram Jog Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2012

/s/ Samuel Colella Samuel Colella	Chairman of the Board of Directors	March 23, 2012

/s/ Evan Jones Evan Jones	Director	March 23, 2012

/s/ Patrick S. Jones Patrick S. Jones	Director	March 23, 2012

/s/ Kenneth Nussbacher Kenneth Nussbacher	Director	March 23, 2012

/s/ John A. Young John A. Young	Director	March 23, 2012

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/11

3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/11

4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/11

4.2†	Series E Preferred Stock Purchase Agreement dated June 13, 2006 by and among the registrant and the purchasers of the registrant’s preferred stock set forth therein, as amended.	S-1	4.2	12/3/10

4.3	Form of Warrant to Purchase Shares of Preferred Stock of the registrant dated as of August 25, 2009.	S-1	4.3	12/3/10

4.4	Series E Preferred Stock Purchase Agreement dated November 16, 2009 by and among the registrant and the purchasers of the registrant’s preferred stock set forth therein.	S-1	4.4	12/3/10

4.5	Ninth Amended and Restated Investor Rights Agreement between the registrant and certain holders of the registrant’s capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/10

4.6†	Loan and Security Agreement No. 4561 between the registrant and Lighthouse Capital Partners V, L.P. dated March 29, 2005, including amendments No. 1 through No. 8.	S-1	4.6	12/3/10

4.6A	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6A	12/3/10

4.6B	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6B	12/3/10

4.6C	Amended and Restated Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6C	12/3/10

4.6D	Preferred Stock Purchase Warrant issued to Lighthouse Capital Partners V, L.P. effective June 14, 2010.	S-1	4.6D	12/3/10

4.6E	Negative Pledge Agreement by and between the registrant and Lighthouse Capital Partners V, L.P. dated March 29, 2005.	S-1	4.6E	12/3/10

4.7	Note and Warrant Purchase Agreement dated January 6, 2011 among the registrant and the investors named therein.	S-1/A	4.7	1/7/11

4.8	Business Financing Agreement between the registrant and Bridge Bank, National Association, dated as of December 16, 2010.	S-1/A	4.8	1/28/11

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	8-K	4.8A	4/4/11

10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	10.1	1/28/11

10.2#	1999 Stock Option Plan of the registrant, as amended.	S-1	10.2	12/3/10

10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/10

10.3#	2009 Equity Incentive Plan of the registrant, as amended.	S-1	10.3	12/3/10

10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/10

10.4#	2011 Equity Incentive Plan of the registrant.	S-1/A	10.4	1/28/11

10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/11

10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5	12/3/10

10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5A	12/3/10

10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6	12/3/10

10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6A	12/3/10

10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.7	12/3/10

10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.8	12/3/10

10.9†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	S-1	10.9	12/3/10

10.10†	Patent License Agreement by and between Gyros AB and the registrant dated January 9, 2003.	S-1	10.10	12/3/10

10.10A†	Amendment No. 1 dated January 9, 2005 to Patent License Agreement by and between Gyros AB and the registrant dated January 9, 2003.	S-1	10.10A	12/3/10

10.11	Reserved.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.12†	Amended and Restated Letter Agreement Regarding Application for Incentives Under the Research Incentive Scheme for Companies (RISC) dated March 27, 2008 (originally dated October 7, 2005), by and between Singapore Economic Development Board and Fluidigm Singapore Pte. Ltd.	S-1	10.12	12/3/10

10.12A†	Supplement, dated January 11, 2006, to Letter Agreement Relating to Application for Incentives under the Research Incentive Scheme for Companies (RISC), dated October 7, 2005 between Singapore Economic Development Board and Fluidigm Singapore Pte. Ltd.	S-1	10.12A	12/3/10

10.13†	Amended and Restated Letter Agreement Regarding Application for Incentives Under the Research Incentive Scheme for Companies (RISC) dated March 27, 2008 (originally dated February 12, 2007), by and between Singapore Economic Development Board and Fluidigm Singapore Pte. Ltd.	S-1	10.13	12/3/10

10.14#	Form of Employment and Severance Agreement between the registrant and each of its executive officers.	S-1	10.14	12/3/10

10.15	Employee Loan Agreement by and between the registrant and Gajus V. Worthington dated January 20, 2004.	S-1	10.15	12/3/10

10.16	Stock Repurchase Agreement by and between the registrant and Gajus V. Worthington dated April 10, 2008.	S-1	10.16	12/3/10

10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/10

10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/11

10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and the registrant, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/11

10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and the registrant dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/10

10.21†	Collaboration and Option Agreement by and between Novartis Vaccines & Diagnostics, Inc. and the registrant dated May 17, 2010, including all exhibits thereto.	S-1/A	10.21	1/18/11

10.21A†	Amendment #1, executed on March 29, 2011 and effective as of March 15, 2011, to the Collaboration and Option Agreement dated May 17, 2010, by and between Novartis Vaccines & Diagnostics, Inc. and the registrant.	8-K	10.21A	4/4/11

10.22†	Form of License Agreement by and between Novartis Vaccines & Diagnostics, Inc. and the registrant.	S-1/A	10.22	1/18/11

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.23†	Quality Agreement for Development of In-Vitro Diagnostic Devices by and between Novartis Vaccines & Diagnostics, Inc. and the registrant dated May 14, 2010.	S-1/A	10.23	1/18/11

10.24	Co-Promotion Agreement, by and between 454 Life Sciences and the registrant dated May 20, 2010.	S-1/A	10.24	1/18/11

10.25#	Executive Bonus Plan.	10-K	10.25	3/28/11

10.26†	Acceptance Letter re Pioneer Incentive dated April 25, 2011 between Singapore Economic Development Board and the registrant.	8-K	10.1	8/5/11

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Furnished herewith

101.INS**	XBRL Instance Document	Furnished herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB**	XBRL Taxonomy Extension Label Document	Furnished herewith

101.PRE**	XBRL Taxonomy Extension Presentation Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.