Form 10-Q
period 2012-03-31
FLUIDIGM CORP
filed 2012-05-15
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(650) 266-6000

(Registrant’s telephone number, including area code)

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

As of April 30, 2012, there were 20,513,594 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$8,496	$13,553
Short-term investments	30,382	39,914
Accounts receivable (net of allowances of $376 and $366 at March 31, 2012 and December 31, 2011, respectively)	9,764	9,253
Inventories	6,444	5,970
Prepaid expenses and other current assets	1,569	1,343

Total current assets	56,655	70,033
Long-term investments	6,065	1,500
Property and equipment, net	3,577	3,256
Other non-current assets	4,369	4,537

Total assets	$70,666	$79,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,101	$4,010
Accrued compensation and related benefits	2,928	2,442
Other accrued liabilities	2,844	2,787
Deferred revenue, current portion	1,527	2,011
Long-term debt, current portion	6,343	8,921

Total current liabilities	17,743	20,171
Long-term debt, net of current portion	—	1,217
Deferred revenue, net of current portion	687	667
Other non-current liabilities	338	374

Total liabilities	18,768	22,429

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 200,000 shares authorized at March 31, 2012 and December 31, 2011; 20,496 and 20,321 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	20	20
Additional paid-in capital	281,142	279,428
Accumulated other comprehensive loss	(777)	(754)
Accumulated deficit	(228,487)	(221,797)

Total stockholders’ equity	51,898	56,897

Total liabilities and stockholders’ equity	$70,666	$79,326

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Product revenue	$10,756	$8,412
License and collaboration revenue	23	167
Grant revenue	166	118

Total revenue	10,945	8,697

Costs and expenses:
Cost of product revenue	3,546	2,913
Research and development	4,279	3,220
Selling, general and administrative	9,403	7,442

Total costs and expenses	17,228	13,575

Loss from operations	(6,283)	(4,878)
Interest expense	(307)	(1,760)
Loss from changes in the fair value of convertible preferred stock warrants	—	(1,483)
Gain from extinguishment of convertible preferred stock warrants	—	765
Other income (expense), net	(61)	66

Loss before income taxes	(6,651)	(7,290)

Provision for income taxes	(39)	(48)

Net loss	(6,690)	(7,338)

Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	—	(9,900)

Net loss attributed to common stockholders	$(6,690)	$(17,238)

Net loss per share attributed to common stockholders, basic and diluted	$(0.33)	$(1.60)

Shares used in computing net loss per share attributed to common stockholders, basic and diluted	20,394	10,754

Comprehensive loss	$(6,713)	$(7,350)

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(6,690)	$(7,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	263
Stock-based compensation expense	935	790
Loss from changes in the fair value of convertible preferred stock warrants	—	1,483
Gain from extinguishment of convertible preferred stock warrants	—	(765)
Write-off of debt discount upon note repayment	—	1,157
Amortization of debt discount and issuance cost	23	85
Loss on disposal of property and equipment	25	—
Changes in assets and liabilities:
Accounts receivable	(577)	645
Inventories	(474)	240
Prepaid expenses and other assets	(69)	1,135
Accounts payable	(189)	1,518
Deferred revenue	(465)	535
Other liabilities	507	(977)

Net cash used in operating activities	(6,643)	(1,229)

Investing activities
Purchases of investments	(19,393)	(21,869)
Proceeds from sales and maturities of investments	24,360	—
Purchases of property and equipment	(397)	(220)

Net cash provided by (used in) investing activities	4,570	(22,089)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	76,859
Proceeds from exercise of stock options	780	153
Proceeds from note	—	5,000
Repayment of note	—	(5,000)
Repayment of long-term debt	(3,818)	(447)
Repayment of line of credit	—	(3,125)

Net cash (used in) provided by financing activities	(3,038)	73,440
Effect of foreign exchange rate fluctuations on cash and cash equivalents	54	(14)

Net (decrease) increase in cash and cash equivalents	(5,057)	50,108
Cash and cash equivalents at beginning of period	13,553	5,723

Cash and cash equivalents at end of period	$8,496	$55,831

Supplemental disclosures of cash flow information
Cash paid for interest	$281	$494

Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$184,550

Issuance of convertible preferred stock warrants in connection with note and warrant agreement and long-term debt	$—	$1,157

Extinguishment of convertible preferred stock warrants upon initial public offering	$—	$765

Conversion of convertible preferred stock warrants to common stock warrants	$—	$1,535

Issuance of common stock in connection with net exercise of convertible preferred stock warrants	$—	$1,392

See accompanying notes.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Fluidigm Corporation (we or us) was incorporated in the State of California in May 1999, to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California. We develop, manufacture and market microfluidic systems consisting of instruments and consumables, including chips, assays and other reagents, to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and agricultural biotechnology (Ag-Bio) companies. Our proprietary microfluidic systems are designed to simplify experimental workflow, increase throughput, reduce costs, and provide quality data.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, income tax provisions, stock-based compensation, inventory valuation, and allowances for doubtful accounts. We base our estimates on historical experience and on various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

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

Initial Public Offering

On February 9, 2011, our registration statement on Form S-1 relating to an initial public offering (IPO) of our common stock was declared effective by the SEC. Upon the closing of our IPO in February 2011, we sold 6,392,083 shares of common stock and received net cash proceeds of approximately $77.0 million. Concurrently, all outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock and the related carrying value of approximately $184.6 million, plus $9.9 million of deemed dividend, was reclassified to common stock and additional paid-in capital.

Net Loss per Share Attributed to Common Stockholders

Our basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Our options to purchase common stock are considered to be potential common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following potential common shares were excluded from the computation of diluted net loss per share attributed to common stockholders for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2012	2011
Options to purchase common stock	3,176	2,164

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains and losses on our investments and foreign currency translation adjustments.

In 2011, the FASB amended guidance requiring companies to present the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. We adopted this guidance during the first quarter of 2012 and elected to disclose the OCI in a single continuous statement during interim reporting periods.

Legal Matters

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts are accrued at March 31, 2012.

3.	Collaboration Agreement

In May 2010, we entered into a collaboration agreement with Novartis Vaccines & Diagnostics, Inc. to develop a new product and received an up-front payment of $0.7 million. Additionally, the collaboration agreement provided for payments to us upon the achievement of multiple defined milestones related to the design and development of product prototypes. The agreement set forth a detailed scope of work, tasks, and metrics for each milestone. These product prototypes had not been previously produced by us and the achievement of these and other future milestones was uncertain at the time we entered into the collaboration agreement. We considered each of the milestones to be substantive and, accordingly, we recognized payments received from meeting such milestones as revenue, when each milestone was achieved.

In March 2011, we entered into an amendment to the collaboration agreement and received an additional $0.3 million. Under the amendment, certain milestones were modified and payment terms associated with satisfaction of the milestones were revised. All of our performance obligations under this agreement were satisfied as of December 31, 2011 and there were no other agreements with potential future milestones.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pursuant to the collaboration agreement, we granted an option to exclusively license our technology in specific areas of prenatal health and diagnostics. The collaboration agreement specifically provided that it would automatically terminate if the option was not exercised on or before April 30, 2012. The option expired unexercised on April 30, 2012 and the collaboration agreement terminated in accordance with its terms, effective May 1, 2012.

4.	Inventories

Inventories consist of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$2,766	$2,396
Work-in-process	736	1,009
Finished goods	2,942	2,565

	$6,444	$5,970

5.	Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments, accounts receivable, accounts payable and long-term debt. Our cash equivalents, accounts receivable and accounts payable have short maturity or repayment periods. Accordingly, their carrying values approximated their fair values. Our long-term debt had a fair value of approximately $6.6 million and $10.6 million at March 31, 2012 and December 31, 2011, respectively, which was determined using a model that discounts the contractual cash flows using a market rate of interest for an equivalent borrowing at the reporting date. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level I: observable inputs such as quoted prices in active markets;

Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level III: unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.

Our cash equivalents are classified as Level I because they are valued using quoted market prices. Our investments are classified as Level II because the inputs to these valuations are derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs of these models include recently executed transaction prices for our securities or the securities of comparable issuers and yield curves. Our convertible preferred stock warrants are valued using Level III inputs, the valuation of which is discussed in Note 9. The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2012				December 31, 2011
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$846	$—	$—	$846	$1,799	$—	$—	$1,799
U.S. government and agency securities	—	36,447	—	36,447	—	41,414	—	41,414

Total assets measured at fair value	$846	$36,447	$—	$37,293	$1,799	$41,414	$—	$43,213

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Changes in the value of convertible preferred stock warrants as of March 31, 2011 were as follows (in thousands):

Fair value as of December 31, 2010	$1,052
Issuances	1,157
Exercises	(1,392)
Changes in fair value	1,483
Extinguishment of convertible preferred stock warrants	(765)
Conversion to common stock warrants	(1,535)

Fair value as of March 31, 2011	$—

The following is a summary of investments at March 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

U.S. government and agency securities	$36,446	$6	$(5)	$36,447

The contractual maturity dates of $30.4 million of our investments are within one year. The contractual maturity dates of our remaining investments are less than two years.

The following is a summary of cash and cash equivalents (in thousands):

	March 31, 2012	December 31, 2011
Cash	$7,650	$11,754
Money market funds	846	1,799

Cash and cash equivalents	$8,496	$13,553

6.	Note and Warrant Purchase Agreement 2011

In January 2011, we entered into a Note and Warrant Purchase Agreement (the Note Agreement) with existing stockholders, including certain of our officers and directors, under which we issued subordinated secured promissory notes (the Notes) with an aggregate principal amount of $5.0 million bearing interest at a rate of 8% per year. Our obligations under the Notes were secured by our assets, excluding intellectual property, and were subordinated to senior indebtedness of the loan agreement entered into in March 2005, as amended (see Note 7), and the Line of Credit (see Note 8). Notes issued under the Note Agreement matured on the earliest to occur of the closing of the next financing in which we issued and sold shares of capital stock of least $25.0 million, a change of control as defined in the Note Agreement, or January 6, 2012 (the maturity date). In connection with the Note Agreement, we issued warrants to acquire a total of 103,182 shares of Series E-1 convertible preferred stock at $0.02 per share. The fair value of these warrants, based on a contemporaneous valuation, was $1.2 million and was recognized as an original issue discount amortizable over the expected life of the borrowing. As a result of our IPO in February 2011, the warrants were net exercised for 103,182 shares of our common stock and we repaid all principal and interest outstanding under these Notes in February and March 2011. Upon repayment of the Notes, the unamortized discount of $1.2 million was immediately recognized as interest expense.

7.	Long-Term Debt

We entered into a long-term loan agreement in March 2005 that was subsequently amended in 2006, 2008, 2009, and 2010. In connection with this long-term loan agreement, as amended, we issued warrants to purchase a total of 209,960 shares of our convertible preferred stock to the lender. Commencing in March 2011, we made principal and interest payments of $0.6 million per month and we made an additional principal payment of $2.3 million in March 2012. Using the effective interest method, the majority of the additional payment was accrued as interest expense in periods prior to 2010 with the remainder being recognized through the extended maturity date of February 2013. As of March 31, 2012, the outstanding balance under this long-term loan agreement was $6.3 million, all of which is classified as current on our condensed consolidated balance sheet at March 31, 2012. Upon completion of our IPO in February 2011, the warrants to purchase 209,960 shares of our convertible preferred stock that were held by the lender were converted to warrants to purchase shares of common stock. In July 2011, the lender net exercised these warrants at an exercise price of $12.11 per share and was issued 70,731 shares of common stock. As of March 31, 2012, we were in compliance with our loan covenants under this agreement.

8.	Line of Credit

In December 2010, we entered into a two-year bank line of credit agreement, as amended (Line of Credit), that is collateralized by our accounts receivable. The Line of Credit provides us with the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and bears interest at a rate of the greater of (i) 4.25% or (ii) the prime rate, as defined in the Line of Credit, plus 1.00% per year. At March 31, 2012 and December 31, 2011, there was no outstanding balance on the Line of Credit and we were in compliance with our loan covenants under this agreement.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9.	Convertible Preferred Stock Warrants

On February 10, 2011, we had outstanding warrants to purchase 489,880 shares of our convertible preferred stock that had been granted at various times since 2001. Warrants to purchase our convertible preferred stock were recognized at fair value using the Black-Scholes option-pricing model and classified as liabilities because the warrants may have conditionally obligated us to transfer assets at some point in the future. The warrants were subject to remeasurement to fair value at each balance sheet date and any change in fair value was recognized in the condensed consolidated statements of operations and comprehensive loss as gain (loss) from changes in the fair value of convertible preferred stock warrants. The fair value of these warrants was approximately $3.7 million at February 10, 2011, which was an increase in fair value of approximately $1.5 million since December 31, 2010. Upon the closing of our IPO, warrants for approximately 103,182 shares of our convertible preferred stock were net exercised and the related liability of $1.4 million was reclassified to additional paid-in capital; warrants to purchase 209,960 shares of our convertible preferred stock were converted into warrants to purchase common stock and the related liability of $1.5 million was reclassified to additional paid-in capital; and the remaining warrants to purchase 176,738 shares of our convertible preferred stock expired unexercised and the related liability of $0.8 million was recognized as other income.

10.	Stock-Based Compensation

During the three months ended March 31, 2012, we granted to certain employees options to purchase 878,000 shares of common stock. Of these options, options to purchase 8,700 shares were granted with an exercise price of $14.42 per share, options to purchase 446,330 shares were granted with exercise price of $14.55 per share, options to purchase 7,980 shares were granted with exercise price of $14.87 per share, options to purchase 391,000 shares were granted with exercise price of $15.49 per share, and the remainder of the options were granted with exercise price of $15.73 per share. These options had a total grant date fair value of $7.0 million that will be recognized as expense over their four year vesting period.

The computation of the fair value of stock options and other equity instruments using the Black-Scholes option pricing model requires inputs such as the fair value of our common stock. For options granted prior to our IPO in February 2011, we performed a contemporaneous valuation to determine the fair value of our common stock.

We recognized stock-based compensation expense of $0.9 million and $0.8 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had $12.0 million of unrecognized stock-based compensation costs, which is expected to be recognized over a weighted average period of 3.4 years.

11.	Income Taxes

Income taxes are primarily comprised of state and foreign income taxes. The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets which we do not consider to be realizable. Income tax expense primarily consists of amounts payable in foreign jurisdictions.

12.	Information About Geographic Areas

We operate in one reporting segment, which is the development, manufacturing, and commercialization of microfluidic systems consisting of instruments and consumables, including chips, assays and other reagents, for the life science and Ag-Bio industries.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$5,812	$4,142
Europe	2,568	2,147
Asia-Pacific	1,195	982
Japan	991	900
Other	190	241

Total	$10,756	$8,412

Our license and collaboration revenue is primarily generated in the United States and grant revenue is generated in Singapore and the United States.

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

In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.

Overview

We develop, manufacture and market microfluidic systems for growth markets in the life science and agricultural biotechnology, or Ag-Bio, industries. Our proprietary microfluidic systems consist of instruments and consumables, including chips, assays and other reagents. Our systems are designed to significantly simplify experimental workflow, increase throughput and reduce costs, while providing the excellent data quality demanded by our customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We actively market three microfluidic systems, including eight different commercial chips for nucleic acid research and three families of assays, to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. We have sold over 525 systems to customers in over 25 countries worldwide.

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

Our total revenue grew from $25.4 million in 2009 to $42.9 million in 2011 and for the three months ended March 31, 2012, our total revenue was $10.9 million. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2012, our accumulated deficit was $228.5 million.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2012 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 26, 2012.

Results of Operation

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

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
Instruments	$5,900	$4,958
Consumables	4,856	3,454

Product revenue	10,756	8,412
License and collaboration revenue	23	167
Grant revenue	166	118

Total revenue	$10,945	$8,697

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2012		2011
United States	$5,812	54%	$4,142	49%
Europe	2,568	24%	2,147	26%
Asia-Pacific	1,195	11%	982	12%
Japan	991	9%	900	11%
Other	190	2%	241	2%

Total	$10,756	100%	$8,412	100%

Our customers include academic research institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 21% and 20% of our total revenue in the three months ended March 31, 2012 and 2011, respectively. As we expand our business internationally, we expect our product revenue from outside of the United States to increase as a percentage of our total product revenue.

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

Total Revenue

Total revenue increased by $2.2 million, or 26%, to $10.9 million for the three months ended March 31, 2012 as compared to $8.7 million for the three months ended March 31, 2011.

Product Revenue

Product revenue increased by $2.3 million, or 28%, to $10.8 million for the three months ended March 31, 2012 as compared to $8.4 million for the three months ended March 31, 2011. Consumables revenue increased by $1.4 million, or 41%, resulting primarily from our higher instrument system installed base, and higher assays sales. Instrument revenue increased by $0.9 million, or 19%, primarily driven by increased average unit selling prices resulting from higher sales of our BioMark HD system, which has a higher average selling price compared to our other systems; increased service revenue; and increased sales of aftermarket instruments. Unit sales volume of instrument systems declined by 7%, primarily driven by lower unit sales of our Access Array system, partially offset by higher unit sales of our BioMark system.

We expect unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix and currency fluctuations.

License and Collaboration Revenue

License and collaboration revenue was $23,000 for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011. In May 2010, we entered into a collaboration agreement with Novartis Vaccines & Diagnostics, Inc., which provided us with milestone payments for the design and development of product prototypes. All of our performance obligations in the first phase of the collaboration were completed as of December 31, 2011, which resulted in the decrease in license and collaboration revenue in the three months ended March 31, 2012 as compared to the same period in 2011.

Pursuant to the collaboration agreement, we granted an option to exclusively license our technology in specific areas of prenatal health and diagnostics. The collaboration agreement specifically provided that it would automatically terminate if the option was not exercised on or before April 30, 2012. The option expired unexercised on April 30, 2012 and the collaboration agreement terminated in accordance with its terms, effective May 1, 2012.

Grant Revenue

Grant revenue consists of a grant from California Institute for Regenerative Medicine, or CIRM and an incentive grant from Singapore Economic Development Board, or EDB. Our first CIRM grant was awarded in 2009 in the amount of $0.8 million to be earned over a two-year period. Our second CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with the grants are recognized as research and development expense during the period incurred.

Grant revenue increased $48,000, or 42%, to $166,000 for the three months ended March 31, 2012 compared to $118,000 for the three months ended March 31, 2011. The increase is due to the revenue earned under the second CIRM grant. We did not have any revenue from the EDB grants in the three months ended March 31, 2012 as we reached the end of the grant periods in 2011. In October 2010, we received confirmation from EDB that all of our obligations under the first grant had been met and, in October 2010, we received our final grant payment relating thereto. Our second grant agreement with the EDB was completed in May 2011. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through March 31, 2012.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended March 31,
	2012	2011
Cost of product revenue	$3,546	$2,913
Product margin	67%	65%

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

Cost of product revenue increased $0.6 million, or 22%, to $3.5 million for the three months ended March 31, 2012 from $2.9 million for the three months ended March 31, 2011 due to increased product sales. Cost of product revenue as a percentage of related revenue decreased to 33% for the three months ended March 31, 2012 compared to 35% for the three months ended March 31, 2011. This decrease was primarily due to lower chip replacement costs, lower instrument component costs and higher mix of consumables revenue, which have higher margins compared to instrument revenue. These cost improvements were partially offset by higher instrument warranty and freight costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$4,279	$3,220
Selling, general and administrative	9,403	7,442

Total operating expenses	$13,682	$10,662

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

Research and development expense was $4.3.million for the three months ended March 31, 2012, an increase of 33% as compared to $3.2 million for the three months ended March 31, 2011. The increase in research and development expense was primarily due to an increase in lab supplies and equipment costs of $0.6 million, an increase in compensation costs and related expenses, including stock-based compensation, of $0.3 million, resulting from increased headcount to support our research and development, and an increase in consulting and professional fees of $0.2 million, as compared to the three months ended March 31, 2011.

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

Selling, general and administrative expense increased $2.0 million, or 26%, to $9.4 million for the three months ended March 31, 2012, compared to $7.4 million for the three months ended March 31, 2011. The increase was primarily due to an increase in compensation costs and related expenses, including stock-based compensation, of $1.8 million, resulting from increased headcount to support our business and revenue growth, and an increase in other costs of $0.2 million, as compared to the three months ended March 31, 2011.

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

Interest Expense, Interest Income and Other Income and Expense, Net

We receive interest income from our cash, cash equivalents and investments. Conversely, we incur, or have incurred, interest expense from our long-term debt, bank line of credit and convertible promissory notes, and the amortization of debt discounts related to these items. Until the completion of the initial public offering of our common stock, or IPO, in early 2011, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands).

	Three Months Ended March 31,
	2012	2011
Interest expense	$(307)	$(1,760)
Loss from changes in the fair value of convertible preferred stock warrants	—	(1,483)
Gain from extinguishment of convertible preferred stock warrants	—	765
Other income (expense), net	(61)	66
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	—	(9,900)

Interest expense decreased $1.5 million, or 83%, to $0.3 million for the three months ended March 31, 2012 compared to $1.8 million for the three months ended March 31, 2011. The decrease is primarily due to $1.2 million of non-cash interest expense in connection with a $5.0 million note and warrant agreement entered into in January 2011. We repaid all principal and interest outstanding under this note in February 2011 upon the completion of our IPO. There was no similar transaction or recognition of expense in the three months ended March 31, 2012. The decrease also resulted from a reduction in the principal amount of our long-term debt beginning in March 2011, when we began making principal and interest payments totaling $0.6 million per month. We expect interest expense to decrease in 2012 compared to 2011 as we repay our outstanding debt.

Prior to our IPO, the convertible preferred stock warrant liability fair value increased resulting in a loss of $1.5 million for the three months ended March 31, 2011. We did not have any outstanding convertible preferred stock warrants during the three months ended March 31, 2012 as all convertible preferred stock warrants were converted into warrants to purchase common stock, expired unexercised, or were exercised for shares of our common stock upon our IPO in February 2011. Liabilities related to the expired warrants upon our IPO were reversed, resulting in a gain of $0.8 million during the three months ended March 31, 2011. Liabilities related to the warrants that were converted into warrants to purchase common stock and warrants that were exercised upon our IPO were reclassified to additional paid-in-capital.

During the three months ended March 31, 2012, we had other expense of $61,000, net, compared to other income, net, of $66,000 during the three months ended March 31, 2011, primarily due to unfavorable changes in foreign currency exchange rates.

Deemed Dividend

In January 2011, we amended and restated our certificate of incorporation to decrease the conversion price of our Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, we recognized a deemed dividend of $9.9 million, reflecting the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share. There was no similar transaction or deemed dividend in the three months ended March 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2012, we had $8.5 million of cash and cash equivalents and $36.4 million of investments. As of March 31, 2012, our working capital totaled $38.9 million. In February 2011, we completed our IPO which resulted in proceeds to us of approximately $77.0 million, net of underwriting discounts, commissions and offering expenses. Following the completion of our IPO, we paid the balance on our bank line of credit of $3.1 million, which is collateralized by our accounts receivable and provides us the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and paid $5.0 million to satisfy all outstanding principal and interest on the notes we issued in January 2011. At March 31, 2012, we had not drawn down on the line of credit and, therefore, up to $7.0 million of the line of credit was available to us.

As of March 31, 2012, the outstanding balance under our loan and security agreement was $6.3 million, all of which is classified as current on our condensed consolidated balance sheet. In March 2011, we began making principal and interest payments totaling $0.6 million per month and we made an additional payment of $2.3 million in March 2012 as required under our loan agreement. The loan and security agreement has a maturity date of February 2013 and bears interest of 13.5% per annum. As of March 31, 2012, we were in compliance with our loan covenants.

The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash flow summary
Net cash used in operating activities	$(6,643)	$(1,229)
Net cash provided by (used in) investing activities	4,570	(22,089)
Net cash (used in) provided by financing activities	(3,038)	73,440
Net (decrease) increase in cash and cash equivalents	(5,057)	50,108

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

Net cash used in operating activities was $6.6 million during the three months ended March 31, 2012. Net cash used in operating activities primarily consisted of our net loss of $6.7 million, changes in our operating assets and liabilities in the amount of $1.2 million, and non-cash expense items such as stock-based compensation of $0.9 million, depreciation and amortization of our property and equipment of $0.3 million, and amortization of debt discount and issuance costs and loss on disposal of property and equipment of $0.1 million.

Net cash used in operating activities was $1.2 million during the three months ended March 31, 2011. Net cash used in operating activities primarily consisted of our net loss of $7.3 million, changes in our operating assets and liabilities in the amount of $3.0 million, and non-cash expense items such as stock-based compensation of $0.8 million, depreciation and amortization of our property and equipment of $0.3 million, loss from changes in the fair value of convertible stock warrants of $1.5 million, gain from extinguishment of convertible preferred stock warrants of $0.8 million, and write off of debt discounts upon note repayment of $1.2 million.

Net Cash Provided by (Used in) Investing Activities

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

Net cash provided by investing activities was $4.6 million during the three months ended March 31, 2012. Net cash provided by investing activities primarily related to proceeds from sales and maturities of investment of $24.4 million, partially offset by purchases of investments of $19.4 million and purchases of capital equipment to support our infrastructure and manufacturing operations of $0.4 million.

Net cash used in investing activities was $22.1 million during the three months ended March 31, 2011. Net cash used in investing activities primarily related to investment of a portion of the net proceeds from our IPO in investment securities and for purchases of capital equipment to support our infrastructure and manufacturing operations of $0.2 million.

Net Cash (Used in) Provided by Financing Activities

Prior to our IPO in February 2011, we funded our operations principally through issuances of convertible preferred stock, long-term debt and other borrowings.

Net cash used in financing activities was $3.0 million during the three months ended March 31, 2012 primarily from repayment of principal on our long-term debt and balloon payment of $3.8 million partially offset by proceeds from exercise of stock options of $0.8 million.

We generated $73.4 million of cash from financing activities during the three months ended March 31, 2011 primarily from net proceeds from our IPO of $76.9 million and $5.0 million from subordinated secured promissory notes with existing stockholders, partially offset by the pay off of our line of credit balance of $3.1 million and repayment of the outstanding principal and interest on the subordinated secured promissory notes of $5.0 million.

Capital Resources

At March 31, 2012, our working capital was $38.9 million, including cash and cash equivalents and investments of $44.9 million. We have a bank line of credit agreement that is collateralized by our accounts receivable and provides us the ability to draw up to $7.0 million, subject to certain covenants and restrictions. At March 31, 2012, we had not drawn down on the line of credit. In March 2012, we made a balloon payment of $2.3 million on our long-term debt as required under our loan agreement. During the three months ended March 31, 2012, our payments for capital expenditures were $0.4 million. We are estimating capital expenditures to be higher in 2012 compared to 2011 primarily for research and development equipment to continue our improvements in manufacturing productivity and sales demonstration, loaner equipment to support the growth in our global customer base and continued investment related to our new enterprise resource planning system.

We believe our existing cash and cash equivalents and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no commitments or agreements relating to any such acquisitions.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

There have been no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as contained in our Annual Report on Form 10-K filed with the SEC on March 26, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of March 31, 2012 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $8.5 million at March 31, 2012. These amounts were held primarily in cash on deposit with banks and money market funds, which are short-term. We had $36.4 million in investments at March 31, 2012 held primarily in U.S. government agency securities. The contractual maturity dates of $30.4 million of our investments are within one year. The contractual maturity dates of our remaining investments are less than two years. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not be materially affected.

As of March 31, 2012, the principal amount of our long-term debt outstanding was $6.3 million and we had no outstanding balance on our bank line of credit. The interest rates on our long-term debt are fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not be materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, we began using a new Enterprise Resource Planning, or ERP, system. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. This new system is not in response to any identified deficiency or weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $6.7 million, $22.5 million, $16.9 million and $19.1 million during the three months ended March 31, 2012 and the years 2011, 2010 and 2009, respectively. As of March 31, 2012, we had an accumulated deficit of $228.5 million. These losses have resulted principally from costs incurred in our research and development programs and from our manufacturing costs and selling, general and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

Emerging market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products, or our product development and strategic plans relating to such markets may change and our entry into these emerging markets may be delayed, if it occurs at all.

The application of our technologies to single-cell analysis, molecular diagnostics, digital PCR and sample preparation for next generation DNA sequencing are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. For example, we plan to launch a new system in the second half of 2012, which applies our technology to, among other things, improve single-cell analytic workflow for expression analysis. The future growth of the single-cell analysis market and the success of our new system depend on many factors beyond our control, including recognition and acceptance by the scientific community and the growth, prevalence and costs of competing methods of genetic analysis. If the market for single-cell analysis, molecular diagnostics, digital PCR and sample preparation for next generation DNA sequencing do not develop as we expect, our business may be adversely affected. Additionally, our success in these emerging markets may depend to a large extent on our ability to successfully market and sell products using our technologies. If we are not able successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

In addition, our product development and strategic plans may change, which could delay or impede our entry into emerging markets. For example, our collaboration agreement with Novartis Vaccines & Diagnostics, Inc., under which we would have applied our technologies in digital PCR to develop potential in-vitro diagnostics applications for the molecular diagnostics market, terminated pursuant to its terms effective, May 1, 2012. With the termination of the collaboration agreement, intellectual property rights in non-invasive prenatal diagnostics and digital

PCR, which had been exclusively optioned under the agreement, now revert back to us. Although we can now fully pursue all market opportunities with customers interested in researching and developing products in all fields, including prenatal health and non-invasive prenatal diagnostics, we are evaluating our business plans and strategies, and our entry into the diagnostics market may be delayed, if it occurs at all.

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

Our customer base is primarily composed of academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

The life science research and Ag-Bio markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We compete with both established and development stage life science research and Ag-Bio companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios and greater experience and scale in research and development, manufacturing and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Illumina, Inc., Life Technologies Corporation, LGC Limited, Luminex Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc. and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets.

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

The current leases for our manufacturing facility in Singapore expire at various times through October 2014 and our current lease for our facilities in South San Francisco expires in April 2015. If we are unable to secure new leases upon the expiration of our current leases or if either of our facilities becomes otherwise unavailable to us, and we are required to move our operations to a new manufacturing facility, we will incur significant expense in connection with the establishment of a new facility. A move would be administratively and logistically challenging and would delay and otherwise adversely affect our manufacturing activities and business operations. We cannot provide assurances that we will be able to secure new leases on our existing manufacturing facilities or a new manufacturing facility on acceptable terms, if at all.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2009, 2010 and 2011, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; and fluctuations in foreign currency exchange rates. The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. We expect that our sales will continue to fluctuate on a quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

Our products could become subject to regulation as medical devices by the U.S. Food and Drug Administration, or FDA, or other regulatory agencies in the future.

Our products are currently labeled and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology and Ag-Bio companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled for research use only, and used by our customers for research purposes only, they are not subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, if we change the labeling of our products in the future to include indications for human diagnostic applications or medical uses, or we have knowledge that our customers are using our products for diagnostic purposes, our products or related applications could be subject to the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label and market our products for use in performing clinical diagnostics, we would first need to obtain FDA pre-market clearance or approval, unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

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

We may be required to proactively achieve compliance with certain FDA regulations and to conform our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation, or QSR, as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to the QSR. For clinical diagnostic products that are regulated as medical devices, the FDA enforces the QSR through periodic unannounced inspections of registered manufacturing facilities. If we are required to comply with the QSR, the failure to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.

If we are unable to recruit and retain key executives, scientists and technical support personnel, we may be unable to achieve our goals.

Our performance is substantially dependent on the performance of our senior management, particularly Gajus V. Worthington, our President and Chief Executive Officer. Additionally, to expand our research and product development efforts, we need key scientists skilled in areas such as molecular and cellular biology, assay development and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In the future, we may make acquisitions to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:

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

We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our sales and operating performance. In addition, any disruption or delay in the shipping or off-loading of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

During the three months ended March 31, 2012 and the years 2011, 2010 and 2009, approximately 46%, 47%, 46% and 48%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	unstable economic, political and regulatory conditions;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.

If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock and offload our products, energy-related tie-ups or other factors, could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

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

We believe our facilities located in Singapore and South San Francisco, California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore expire at various times through October 2014 and our current lease for our facilities in South San Francisco expires in April 2015. In order to meet long-term demand for our microfluidic systems, we believe that we will need to add to our existing manufacturing space in Singapore or move all of our manufacturing facilities to a new location in Singapore in 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment and modifications to our manufacturing process, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. We cannot provide assurances that we will be able to secure a lease on a new manufacturing facility on acceptable terms, if at all.

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

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our BioMark system, which represented 29% of our product revenue in the three months ended March 31, 2012 and 36% of our product revenue in 2011, involves real-time quantitative PCR, or qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

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

We have been implementing a company-wide Enterprise Resource Planning, or ERP, system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

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

If stockholders holding shares of our common stock sell, or indicate an intention to sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. As of March 31, 2012, we had outstanding a total of 20,495,714 shares of common stock, 11,365,054 of which were freely tradable, without restriction, in the public market. In addition, 1,353,092 shares of common stock that are issuable upon exercise of vested options as of March 31, 2012 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If a substantial amount of our shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our directors and executive officers will continue to have substantial control over and could limit your ability to influence the outcome of key transactions, including changes of control.

As of March 31, 2012, our current executive officers, directors and their affiliates beneficially owned or controlled approximately 7.3% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 9, 2011, our registration statement on Form S-1 (File No. 333-170965) was declared effective for the initial public offering of our common stock, or IPO. Through March 31, 2012, the net proceeds from our IPO have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $3.1 million for the repayment of our bank line of credit, $16.6 million for research and development expenses, $10.2 million for general corporate purposes including selling, general and administrative expenses and litigation settlement expense, and $2.1 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life Technologies Corporation, or Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: May 15, 2012	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: May 15, 2012	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.