Form 10-Q
period 2012-09-30
FLUIDIGM CORP
filed 2012-11-09
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 24,989,328 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$66,011	$13,553
Short-term investments	20,147	39,914
Accounts receivable (net of allowances of $381 and $366 at September 30, 2012 and December 31, 2011, respectively)	10,654	9,253
Inventories	7,219	5,970
Prepaid expenses and other current assets	1,513	1,343

Total current assets	105,544	70,033
Long-term investments	3,202	1,500
Property and equipment, net	4,308	3,256
Other non-current assets	4,041	4,537

Total assets	$117,095	$79,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,345	$4,010
Accrued compensation and related benefits	2,422	2,442
Other accrued liabilities	3,349	2,787
Deferred revenue, current portion	2,134	2,011
Long-term debt, current portion	0	8,921
Line of credit	1,875	0

Total current liabilities	13,125	20,171
Long-term debt, net of current portion	0	1,217
Deferred revenue, net of current portion	1,047	667
Other non-current liabilities	264	374

Total liabilities	14,436	22,429

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.001 par value, 200,000 shares authorized at September 30, 2012 and December 31, 2011; 24,988 and 20,321 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	25	20
Additional paid-in capital	340,627	279,428
Accumulated other comprehensive loss	(774)	(754)
Accumulated deficit	(237,219)	(221,797)

Total stockholders’ equity	102,659	56,897

Total liabilities and stockholders’ equity	$117,095	$79,326

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product revenue	$12,602	$10,168	$36,126	$28,291
License and collaboration revenue	15	256	53	1,177
Grant revenue	165	172	496	401

Total revenue	12,782	10,596	36,675	29,869

Costs and expenses:
Cost of product revenue	3,518	3,305	10,990	9,183
Research and development	4,071	3,293	12,337	9,935
Selling, general and administrative	9,102	8,053	27,926	23,338
Litigation settlement	0	0	0	3,000

Total costs and expenses	16,691	14,651	51,253	45,456

Loss from operations	(3,909)	(4,055)	(14,578)	(15,587)
Interest expense	(107)	(439)	(616)	(2,711)
Loss from changes in the fair value of convertible preferred stock warrants	0	0	0	(1,483)
Gain from extinguishment of convertible preferred stock warrants	0	0	0	765
Other income (expense), net	(75)	25	(127)	133

Loss before income taxes	(4,091)	(4,469)	(15,321)	(18,883)
Provision for income taxes	(61)	(20)	(101)	(130)

Net loss	(4,152)	(4,489)	(15,422)	(19,013)
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	0	0	0	(9,900)

Net loss attributed to common stockholders	$(4,152)	$(4,489)	$(15,422)	$(28,913)

Net loss per share attributed to common stockholders, basic and diluted	$(0.18)	$(0.22)	$(0.73)	$(1.70)

Shares used in computing net loss per share attributed to common stockholders, basic and diluted	22,544	20,082	21,161	16,970

Comprehensive loss	$(4,144)	$(4,457)	$(15,442)	$(18,977)

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(15,422)	$(19,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048	756
Stock-based compensation expense	3,047	1,994
Loss from changes in the fair value of convertible preferred stock warrants	0	1,483
Gain from extinguishment of convertible preferred stock warrants	0	(765)
Write-off of debt discount upon note repayment	0	1,157
Amortization of debt discount and issuance cost	52	154
Loss on disposal of property and equipment	26	0
Changes in assets and liabilities:
Accounts receivable	(1,451)	(905)
Inventories	(1,553)	(943)
Prepaid expenses and other assets	317	(528)
Accounts payable	(978)	1,523
Deferred revenue	502	526
Other liabilities	433	(726)

Net cash used in operating activities	(13,979)	(15,287)

Investing activities
Purchases of investments	(27,705)	(60,542)
Proceeds from sales and maturities of investments	45,770	13,492
Purchases of property and equipment	(1,621)	(997)
License agreement rights	0	(2,000)
Increase in restricted cash	0	(21)

Net cash provided by (used in) investing activities	16,444	(50,068)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	56,143	76,946
Proceeds from exercise of stock options	2,125	876
Proceeds from note	0	5,000
Repayment of note	0	(5,000)
Repayment of long-term debt	(10,190)	(3,265)
Proceeds from line of credit	1,875	0
Repayment of line of credit	0	(3,125)

Net cash provided by financing activities	49,953	71,432
Effect of foreign exchange rate fluctuations on cash and cash equivalents	40	81

Net increase in cash and cash equivalents	52,458	6,158
Cash and cash equivalents at beginning of period	13,553	5,723

Cash and cash equivalents at end of period	$66,011	$11,881

Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$0	$184,550

Issuance of convertible preferred stock warrants in connection with note and warrant agreement and long-term debt	$0	$1,157

Extinguishment of convertible preferred stock warrants upon initial public offering	$0	$765

Conversion of convertible preferred stock warrants to common stock warrants	$0	$1,535

Issuance of common stock in connection with net exercise of convertible preferred stock warrants	$0	$1,392

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Secondary Offering

On August 21, 2012, we closed an underwritten public offering of 4,209,000 shares of our common stock and received cash proceeds of approximately $56.1 million, net of underwriting discounts, commissions and offering expenses. The shares were issued pursuant to a registration statement on Form S-3 declared effective by the SEC on May 10, 2012.

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

The following potential common shares were excluded from the computation of diluted net loss per share attributed to common stockholders for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	3,013	2,575	3,013	2,575

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

Legal Matters

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts are accrued at September 30, 2012.

3.	License, Collaboration and Grant Agreements

License Agreements

On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements with Life Technologies Corporation and its subsidiary, Applied Biosystems, LLC (collectively, Life). These agreements settled litigation filed by us against Life on June 29, 2011 in United States District Court for the Northern District of California and litigation filed by Life against us on June 29, 2011 in United States District Court for the District of Delaware. The agreements resulted in a net $3.0 million payment by us to Life, which was recognized as a litigation settlement expense in June 2011 because the amount paid by us was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts have not been and are not expected to be material to us.

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Grant Agreement

In April 2009, we were awarded a grant from the California Institute for Regenerative Medicine (CIRM) in the amount of $0.8 million to be earned over a two-year period. Under the grant, we designed and developed prototype microfluidic systems for use in stem cell research. The final payment under this grant was received in September 2011. In May 2011, we were awarded a second grant from CIRM in the amount of $1.9 million to be earned over a three-year period. Under this grant, we continue to design and develop prototype microfluidic systems for use in stem cell research. The CIRM grant revenue is recognized as the related research and development services are performed, and costs associated with the grant are recognized as research and development expense during the period incurred.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Inventories

Inventories consist of the following as of (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$3,024	$2,396
Work-in-process	1,109	1,009
Finished goods	3,086	2,565

	$7,219	$5,970

5.	Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, investments, accounts receivable and accounts payable. Our cash equivalents, accounts receivable and accounts payable have short maturities or repayment periods. Accordingly, their carrying values approximate their fair values. Our long-term debt, which was fully repaid in September 2012, had a fair value of approximately $10.6 million at December 31, 2011, which was determined using a model that discounts the contractual cash flows using a market rate of interest for an equivalent borrowing at the reporting date. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level I: observable inputs such as quoted prices in active markets;

Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level III: unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.

Our cash equivalents are classified as Level I because they are valued using quoted market prices. Our investments are classified as Level II because the inputs to these valuations are derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs into these models include recently executed transaction prices for our investment securities or the securities of comparable issuers and yield curves. The fair value of our long-term debt is determined by using Level III inputs as described above. Our convertible preferred stock warrants are valued using Level III inputs, the valuation of which is discussed in Note 9. The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2012				December 31, 2011
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$242	$0	$0	$242	$1,799	$0	$0	$1,799
U.S. government and agency securities	0	26,349	0	26,349	0	41,414	0	41,414

Total assets measured at fair value	$242	$26,349	$0	$26,591	$1,799	$41,414	$0	$43,213

Upon the closing of our IPO, then outstanding convertible preferred stock warrants were net exercised, converted into warrants to purchase common stock or expired unexercised. We did not have any outstanding convertible preferred stock warrants in 2012. Changes in the value of convertible preferred stock warrants as of September 30, 2011 were as follows (in thousands):

Fair value as of December 31, 2010	$1,052
Issuances	1,157
Exercises	(1,392)
Changes in fair value	1,483
Extinguishment of convertible preferred stock warrants	(765)
Conversion to common stock warrants	(1,535)

Fair value as of September 30, 2011	$0

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of investments and cash equivalents at September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$26,345	$5	$(1)	$26,349

The contractual maturity dates of $20.1 million of our investments are within one year. The contractual maturity dates of our remaining investments are less than two years.

The following is a summary of cash and cash equivalents (in thousands):

	September 30, 2012	December 31, 2011
Cash	$62,769	$11,754
U.S. government and agency securities	3,000	0
Money market funds	242	1,799

Cash and cash equivalents	$66,011	$13,553

6.	Note and Warrant Purchase Agreement 2011

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

Commencing in March 2011, we made principal and interest payments of $0.6 million per month and, as required under the Loan Agreement, we made an additional principal payment of $2.3 million in March 2012. Using the effective interest method, a majority of the March 2012 payment was accrued as interest expense in periods prior to 2010 with the remainder being recognized through the extended maturity date of February 2013. In June 2012, we elected to make another principal payment in the amount of $1.9 million using proceeds from our Line of Credit (see Note 8). During the three months ended September 30, 2012, we paid the remaining balance due.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Line of Credit

In December 2010, we entered into a two-year bank line of credit agreement (as amended, the Line of Credit), that is collateralized by our accounts receivable. The Line of Credit provides us with the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and bears interest at a rate of the greater of (i) 4.25% or (ii) the prime rate, as defined in the Line of Credit, plus 1.00% per year. At September 30, 2012, the effective rate of interest on the Line of Credit was 5.50% and the outstanding balance was $1.9 million. There was no outstanding balance under the Line of Credit at December 31, 2011. As of September 30, 2012, we were in compliance with our covenants under this agreement. In October 2012, we elected to pay the outstanding balance of $1.9 million under our line of credit.

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

During the three months ended September 30, 2012, we granted to certain employees options to purchase 45,000 shares of common stock. During the nine months ended September 30, 2012, we granted to certain employees options to purchase 1,033,000 shares of common stock. Of these options, options to purchase 84,000 shares were granted with exercise prices ranging from $13.01 to $14.00 per share, options to purchase 463,000 shares were granted with exercise prices ranging from $14.42 to $14.87 per share, options to purchase 421,000 shares were granted with exercise prices ranging from $15.04 to $15.49 per share, and the remainder of the options were granted with exercise prices ranging from $15.61 to $17.00 per share. These options had a total grant date fair value of $8.1 million that will be recognized as expense over their respective four-year vesting periods.

The computation of the fair value of stock options and other equity instruments using the Black-Scholes option pricing model requires inputs such as the fair value of our common stock. For options granted prior to our IPO in February 2011, we performed contemporaneous valuations to determine the fair value of our common stock.

We recognized stock-based compensation expense of $1.0 million and $0.7 million during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, we recognized stock-based compensation of $3.0 million and $2.0 million, respectively. As of September 30, 2012, we had $11.0 million of unrecognized stock-based compensation costs, which are expected to be recognized over a weighted average period of 2.93 years.

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12.	Information About Geographic Areas

We operate in one reporting segment, which is the development, manufacturing and commercialization of microfluidic systems consisting of instruments and consumables, including chips, assays and other reagents, for the life science and Ag-Bio industries.

The following table presents product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$7,757	$6,056	$20,024	$15,362
Europe	2,678	2,466	8,088	7,021
Asia-Pacific	1,267	1,134	4,484	2,784
Japan	774	472	2,763	2,659
Other	126	40	767	465

Total	$12,602	$10,168	$36,126	$28,291

Our license and collaboration revenue is primarily generated in the United States and grant revenue is generated in Singapore and the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.

Overview

We develop, manufacture and market microfluidic systems for growth markets in the life science and agricultural biotechnology, or Ag-Bio, industries. Our proprietary microfluidic systems consist of instruments and consumables, including chips, assays and other reagents. Our systems are designed to significantly simplify experimental workflow, increase throughput and reduce costs, while providing the excellent data quality demanded by our customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We actively market four microfluidic systems, including 13 different chips for nucleic acid research and three families of assays, to leading academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. We have sold over 605 systems to customers in over 30 countries worldwide.

We have launched several product lines, including our BioMark system for gene expression analysis, genotyping and digital polymerase chain reaction, or digital PCR, in 2006, our EP1 system for single nucleotide polymorphism, or SNP, genotyping and digital PCR in 2008, our Access Array system for target enrichment in 2009, our BioMark HD real-time PCR system for high-throughput gene expression analysis, single-cell analysis, SNP genotyping and digital PCR in 2011, and our C1 Single-Cell Auto Prep system for single-cell analysis in June 2012. In addition, in May 2011, we launched our assay and reagent products, including our DELTAgene assays for gene expression, including single-cell analysis, our SNPtype assays for SNP genotyping, and our Access Array Target-Specific primers for next generation DNA sequencing. Our systems utilize one or more chips designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications.

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

Our total revenue grew from $25.4 million in 2009 to $42.9 million in 2011, and for the nine months ended September 30, 2012, our total revenue was $36.7 million. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2012, our accumulated deficit was $237.2 million.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2012 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 26, 2012.

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

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Instruments	$6,750	$6,437	$19,548	$17,828
Consumables	5,852	3,731	16,578	10,463

Product revenue	12,602	10,168	36,126	28,291
License and collaboration revenue	15	256	53	1,177
Grant revenue	165	172	496	401

Total revenue	$12,782	$10,596	$36,675	$29,869

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
United States	$7,757	62%	$6,056	60%	$20,024	55%	$15,362	54%
Europe	2,678	21%	2,466	24%	8,088	23%	7,021	25%
Asia-Pacific	1,267	10%	1,134	11%	4,484	12%	2,784	10%
Japan	774	6%	472	5%	2,763	8%	2,659	9%
Other	126	1%	40	0%	767	2%	465	2%

Total	$12,602	100%	$10,168	100%	$36,126	100%	$28,291	100%

Our customers include academic research institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented, respectively, comprised 21% and 20% of our total revenue in the three and nine months ended September 30, 2012, respectively, and 22% and 13% of our total revenue for the three and nine months ended September 30, 2011, respectively.

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

Total Revenue

Total revenue increased by $2.2 million, or 21%, to $12.8 million for the three months ended September 30, 2012 compared to $10.6 million for the three months ended September 30, 2011.

Product Revenue

Product revenue increased by $2.4 million, or 24%, to $12.6 million for the three months ended September 30, 2012 compared to $10.2 million for the three months ended September 30, 2011. Consumables revenue increased by $2.1 million, or 57%, primarily due to increased sales of production genotyping and gene expression chips, and to a lesser extent Access Array chips and assays. Chip sales growth was driven both by increases in the installed base of our instrument systems and analytical chip pull-through, offset to a much lesser extent by lower chip average selling prices. Instrument revenue increased by $0.3 million, or 5%, due to the launch of our C1 Single-Cell Auto Prep system, higher overall systems average unit selling prices and increased sales of service offerings and aftermarket instruments. This was offset by decreased unit sales of our analytical systems due to late timing of sales orders, competitive activity in digital PCR, and longer sales cycles and, to a much lesser extent, lower unit sales of the Access Array system.

We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix and currency fluctuations.

License and Collaboration Revenue

License and collaboration revenue was $15,000 for the three months ended September 30, 2012 compared to $0.3 million for the three months ended September 30, 2011. In May 2010, we entered into a collaboration agreement with Novartis Vaccines & Diagnostics, Inc., or Novartis V&D, which provided us with milestone payments for the design and development of product prototypes. All of our performance obligations under this agreement were satisfied as of December 31, 2011, which resulted in the decrease in license and collaboration revenue in the three months ended September 30, 2012 compared to the same period in 2011.

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

Grant revenue decreased $7,000, or 4%, to $165,000 for the three months ended September 30, 2012 compared to $172,000 for the three months ended September 30, 2011. We did not have any revenue from the EDB grants in the three months ended September 30, 2012 as the grant agreement with the EDB was completed in May 2011. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through September 30, 2012.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended
	September 30,
	2012	2011
Cost of product revenue	$3,518	$3,305
Product margin	72%	67%

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

Cost of product revenue increased $0.2 million, or 6%, to $3.5 million for the three months ended September 30, 2012 from $3.3 million for the three months ended September 30, 2011. Cost of product revenue as a percentage of related revenue was 28% and 33% for the three months ended September 30, 2012 and September 30, 2011, respectively. This improvement was driven primarily by a shift in the sales mix of both consumables and instruments to higher margin products. Increased chip production, chip yield improvements, and lower instrument material costs also contributed to the overall improvement in our cost of product revenue.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Research and development	$4,071	$3,293
Selling, general and administrative	9,102	8,053

Total operating expenses	$13,173	$11,346

Research and Development

Research and development expense consists primarily of personnel costs, independent contractor costs, prototype and material expenses and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception.

Research and development expense was $4.1 million for the three months ended September 30, 2012, an increase of $0.8 million, or 24%, compared to $3.3 million for the three months ended September 30, 2011. The increase in research and development expense was primarily due to an increase in compensation costs and related expenses, including stock-based compensation, of $0.3 million, and lab supplies and equipment costs of $0.3 million, compared to the three months ended September 30, 2011. These increased costs were in support of our development and commercialization of new and existing products and services.

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

Selling, general and administrative expense increased $1.0 million, or 13%, to $9.1 million for the three months ended September 30, 2012 compared to $8.1 million for the three months ended September 30, 2011. The increase as compared to the three months ended September 30, 2011 was primarily due to an increase in compensation costs and related expenses, including stock-based compensation, of $1.0 million, an increase in sales and marketing activities of $0.3 million, offset by a decrease in legal expenses of $0.4 million. The increase in selling, general and administrative expenses was driven by costs related to expansion of worldwide commercial capabilities to support our growth.

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

Interest Expense, Interest Income and Other Income and Expense, Net

We receive interest income from our cash equivalents and investments. Conversely, we incur, or have incurred, interest expense from our bank line of credit, our long-term debt and the amortization of debt discount related to our long-term debt. The following table presents these items for each period presented (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Interest expense	$(107)	$(439)
Other income (expense), net	(75)	25

Interest expense decreased $0.3 million, or 76%, to $0.1 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011. The decrease is primarily due to the reduction in the principal amount of our long-term debt beginning in March 2011, when we began making principal and interest payments totaling $0.6 million per month and, as required under our loan agreement, we made an additional principal payment of $2.3 million in March 2012. In June 2012, we elected to make another principal payment of $1.9 million using proceeds from our line of credit. In August and September 2012, we elected to pay the remaining $2.2 million balance due under the loan agreement. We expect interest expense to be less in 2012 compared to 2011 because we have fully repaid our long-term debt.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2011

Total Revenue

Total revenue increased by $6.8 million, or 23%, to $36.7 million for the nine months ended September 30, 2012 compared to $29.9 million for the nine months ended September 30, 2011.

Product Revenue

Product revenue increased by $7.8 million, or 28%, to $36.1 million for the nine months ended September 30, 2012 compared to $28.3 million for the nine months ended September 30, 2011. Consumables revenue increased by $6.1 million, or 58%, primarily due to increased sales of production genotyping and gene expression chips, and to a lesser extent Access Array chips and assays. Chip sales growth was driven both by increases in the installed base of our instrument systems and analytical chip pull-through, offset to a much lesser extent by lower chip average selling prices. Instrument revenue increased by $1.7 million, or 10%, due to the launch of our C1 Single-Cell Auto Prep system, and increased sales of our service offerings and aftermarket instruments. This was offset by decreased unit sales of the Access Array system and, to a much lesser extent, decreased unit sales of our analytical systems due to late timing of sales orders, competitive activity in digital PCR, and longer sales cycles in the third quarter of 2012.

We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix and currency fluctuations.

License and Collaboration Revenue

License and collaboration revenue was $53,000 for the nine months ended September 30, 2012 compared to $1.2 million for the nine months ended September 30, 2011. In May 2010, we entered into a collaboration agreement with Novartis V&D, which provided us with milestone payments for the design and development of product prototypes. All of our performance obligations under this agreement were satisfied as of December 31, 2011, which resulted in the decrease in license and collaboration revenue in the nine months ended September 30, 2012 compared to the same period in 2011.

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

Grant revenue increased $95,000, or 24%, to $496,000 for the nine months ended September 30, 2012 compared to $401,000 for the nine months ended September 30, 2011. The increase is due to the revenue earned under the second CIRM grant. We did not have any revenue from the EDB grants in the nine months ended September 30, 2012 as the grant agreement with the EDB was completed in May 2011. Based on correspondence with EDB, we believe we have satisfied our obligations applicable to our EDB grant revenue through September 30, 2012.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Nine Months Ended
	September 30,
	2012	2011
Cost of product revenue	$10,990	$9,183
Product margin	70%	68%

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

Cost of product revenue increased $1.8 million, or 20%, to $11.0 million for the nine months ended September 30, 2012 from $9.2 million for the nine months ended September 30, 2011. Cost of product revenue as a percentage of related revenue was 30% and 32% for the nine months ended September 30, 2012 and September 30, 2011, respectively. This improvement was due to a higher product mix of higher margin consumables relative to instruments systems, and lower chip manufacturing cost due to increased production and yield improvements. This was slightly offset by higher instrument costs primarily due to lower unit production volume and freight costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Research and development	$12,337	$9,935
Selling, general and administrative	27,926	23,338
Litigation settlement	—	3,000

Total operating expenses	$40,263	$36,273

Research and Development

Research and development expense consists primarily of personnel costs, independent contractor costs, prototype and material expenses and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception.

Research and development expense was $12.3 million for the nine months ended September 30, 2012, an increase of $2.4 million, or 24%, compared to $9.9 million for the nine months ended September 30, 2011. The increase in research and development expense was primarily due to an increase in lab supplies and equipment costs of $1.2 million, and compensation costs and related expenses, including stock-based compensation, of $1.0 million, compared to the nine months ended September 30, 2011. These increased costs were in support of our development and commercialization of new and existing products and services.

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

Selling, general and administrative expense increased $4.6 million, or 20%, to $27.9 million for the nine months ended September 30, 2012 compared to $23.3 million for the nine months ended September 30, 2011. The increase as compared to the nine months ended September 30, 2011 was primarily due to an increase in compensation costs and related expenses, including stock-based compensation, of $3.0 million, an increase in sales and marketing activities of $0.7 million, and an increase in recruiting, accounting and consulting costs of $0.5 million. The increase in selling, general and administrative expenses was driven by costs related to expansion of worldwide commercial capabilities to support our growth.

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

Under the terms of the agreements, each party had the option, exercisable for thirty days from the date of the agreements, to limit or preclude certain patent litigation between the parties over a period of two to four years. These rights were subject to certain exceptions and required an additional payment by the party exercising the option at the time of exercise. In July 2011, we exercised our option and paid Life $2.0 million. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against our customers for a period of two years and against us, with respect to our current products and equivalent future products, for a period of four years. The additional payment was recorded in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life for a period of four years from initiating litigation under its relevant patents for any alleged prior and future infringement by us, and because such preclusion relates to our equivalent future products. Life elected not to exercise its option.

We had no similar settlement in the nine months ended September 30, 2012.

Interest Expense, Interest Income and Other Income and Expense, Net

We receive interest income from our cash equivalents and investments. Conversely, we incur, or have incurred, interest expense from our bank line of credit, long-term debt, convertible promissory notes, and the amortization of debt discounts related to our long-term debt and convertible promissory notes. Until the closing of the initial public offering of our common stock, or IPO, in early 2011, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Interest expense	$(616)	$(2,711)
Loss from changes in the fair value of convertible preferred stock warrants	—	(1,483)
Gain from extinguishment of convertible preferred stock warrants	—	765
Other (expense) income, net	(127)	133

Interest expense decreased $2.1 million, or 77%, to $0.6 million for the nine months ended September 30, 2012 compared to $2.7 million for the nine months ended September 30, 2011. The decrease is primarily due to $1.2 million of non-cash interest expense in connection with a $5.0 million note and warrant agreement entered into in January 2011. We repaid all principal and interest outstanding under the note in February 2011 upon the closing of our IPO. There was no similar transaction or recognition of expense in the nine months ended September 30, 2012. The decrease also resulted from a reduction in the principal amount of our long-term debt beginning in March 2011, when we began making principal and interest payments totaling $0.6 million per month. As required under our loan agreement, we made an additional principal payment of $2.3 million in March 2012. In June 2012, we elected to make another principal payment of $1.9 million using proceeds from our line of credit. In August and September 2012, we elected to pay the remaining $2.2 million balance due under the loan agreement. We expect interest expense to be less in 2012 compared to 2011 because we have fully repaid our long-term debt.

Prior to our IPO, the fair value of the convertible preferred stock warrant liability increased resulting in a loss of $1.5 million for the nine months ended September 30, 2011. We did not have any outstanding convertible preferred stock warrants during the nine months ended September 30, 2012 as all convertible preferred stock warrants were either converted into warrants to purchase common stock, or expired unexercised, or were exercised for shares of our common stock upon the closing of our IPO in February 2011. Upon the closing of our IPO, liabilities related to the expired warrants were reversed, resulting in a gain of $0.8 million during the nine months ended September 30, 2011. Liabilities related to the warrants that were converted into warrants to purchase common stock and warrants that were exercised in connection with our IPO were reclassified to additional paid-in-capital.

Deemed Dividend

In January 2011, we amended and restated our certificate of incorporation to decrease the conversion price of our Series E convertible preferred stock from $24.22 to $18.63 per share. As a result, we recognized a deemed dividend of $9.9 million, reflecting the fair value of the additional shares of common stock to be issued as a result of the change in conversion price of the Series E convertible preferred stock. The deemed dividend increased the net loss attributed to common stockholders in the calculation of basic and diluted net loss per share. There was no similar transaction or deemed dividend in the nine months ended September 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2012, our principal sources of liquidity consisted of $66.0 million of cash and cash equivalents and $23.3 million of investments. As of September 30, 2012, our working capital totaled $92.4 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash flow summary
Net cash used in operating activities	$(13,979)	$(15,287)
Net cash provided by (used in) investing activities	16,444	(50,068)
Net cash provided by financing activities	49,953	71,432
Net increase in cash and cash equivalents	52,458	6,158

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

Net cash used in operating activities was $14.0 million during the nine months ended September 30, 2012. Net cash used in operating activities primarily consisted of our net loss of $15.4 million, changes in our operating assets and liabilities in the amount of $2.7 million, offset by non-cash expense items, such as stock-based compensation, of $3.0 million, depreciation and amortization of our property and equipment of $1.0 million, and amortization of debt discounts and issuance costs and loss on disposal of property and equipment of $0.1 million.

Net cash used in operating activities was $15.3 million during the nine months ended September 30, 2011. Net cash used in operating activities primarily consisted of our net loss of $19.0 million, changes in our operating assets and liabilities in the amount of $1.1 million, and non-cash expense items, such as stock-based compensation, of $2.0 million, depreciation and amortization of our property and equipment of $0.8 million, loss from changes in the fair value of convertible stock warrants of $1.5 million, gain from extinguishment of convertible preferred stock warrants of $0.8 million, write off of debt discounts upon note repayment of $1.2 million and amortization of debt discount and issuance costs of $0.2 million.

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

Net cash provided by investing activities was $16.4 million during the nine months ended September 30, 2012. Net cash provided by investing activities primarily consisted of proceeds from sales and maturities of investments of $45.8 million, partially offset by purchases of investments of $27.7 million and purchases of capital equipment of $1.6 million to support growth in our commercial and manufacturing operations.

Net cash used in investing activities was $50.1 million during the nine months ended September 30, 2011. Net cash used in investing activities primarily related to investment of a portion of the net proceeds from our IPO in investment securities of $60.5 million, partially offset by proceeds from sales and maturities of investments of $13.5 million, payment to Life to preclude it from pursuing certain patent litigation against us of $2.0 million, and for purchases of capital equipment to support our infrastructure and manufacturing operations of $1.0 million.

Net Cash Provided by Financing Activities

Prior to our IPO in February 2011, we funded our operations principally through issuances of convertible preferred stock, long-term debt and other borrowings.

We generated $50.0 million of cash from financing activities during the nine months ended September 30, 2012 primarily from proceeds of approximately $56.1 million, net of underwriting discounts, commissions and offering expenses, from our underwritten public offering completed in August 2012, proceeds from the exercise of options to purchase our common stock of $2.1 million, and proceeds from our line of credit of $1.9 million, partially offset by repayment of principal on our long-term debt of $10.2 million.

We generated $71.4 million of cash from financing activities during the nine months ended September 30, 2011 primarily from our IPO proceeds of approximately $77.0 million, net of underwriting discounts, commissions and offering expenses, and $5.0 million from subordinated secured promissory notes with existing stockholders, partially offset by the pay off of our line of credit balance of $3.1 million, repayment of the outstanding principal and interest on the subordinated secured promissory notes of $5.0 million, and repayment of long-term debt of $3.3 million.

Capital Resources

At September 30, 2012, our working capital was $92.4 million, including cash and cash equivalents and investments of $89.4 million. We have a bank line of credit agreement that is collateralized by our accounts receivable and provides us the ability to draw up to $7.0 million, subject to certain covenants and restrictions. At September 30, 2012, we had an outstanding obligation of $1.9 million under the line of credit. During the nine months ended September 30, 2012, we made principal payments totaling $10.2 million on our long-term debt and made payments for capital expenditures of $1.6 million. At September 30, 2012, there was no outstanding balance on our long-term debt. We are estimating capital expenditures to be higher in 2012 compared to 2011 primarily for equipment for manufacturing and research and development, and a new enterprise resource planning system.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

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

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of September 30, 2012 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $66.0 million at September 30, 2012. These amounts were held primarily in cash on deposit with banks, cash equivalents and investments, which are short-term. We had $23.3 million in investments at September 30, 2012 held primarily in U.S. government agency securities. The contractual maturity dates of $20.1 million of our investments are within one year. The contractual maturity dates of our remaining investments are less than two years. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not be materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, we began implementation and use of a new Enterprise Resource Planning, or ERP, system for financial reporting and logistics. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. This new system is not in response to any identified deficiency or weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes. We continued implementation of the ERP system for manufacturing operations during the third quarter of 2012.

There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint seeks to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark system, to require NanoString to retract, remove or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. The litigation is in the preliminary stages.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $15.4 million, $22.5 million, $16.9 million and $19.1 million during the nine months ended September 30, 2012 and the years 2011, 2010 and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of $237.2 million. These losses have resulted principally from costs incurred in our research and development programs and from our manufacturing costs and selling, general and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

The application of our technologies to single-cell analysis, molecular diagnostics, digital polymerase chain reaction, or digital PCR, and sample preparation for next generation DNA sequencing are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. For example, we launched our C1 Single-Cell Auto Prep system in June 2012, which applies our technology to, among other things, improve single-cell analytic workflow for single-cell analysis. The future growth of the single-cell analysis market and the success of our new system depend on many factors beyond our control, including recognition and acceptance by the scientific community and the growth, prevalence and costs of competing methods of genetic analysis. If the market for single-cell analysis, molecular diagnostics, digital PCR and sample preparation for next generation DNA sequencing do not develop as we expect, our business may be adversely affected. Additionally, our success in these emerging markets may depend to a large extent on our ability to successfully market and sell products using our technologies. If we are not able to successfully market and sell our products or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

In addition, our product development and strategic plans may change, which could delay or impede our entry into emerging markets. For example, a collaboration agreement under which we would have applied our technologies in digital PCR to develop potential in-vitro diagnostics applications for the molecular diagnostics market terminated in May 2012. With the termination of the collaboration agreement, intellectual property rights in non-invasive prenatal diagnostics and digital PCR, which had been exclusively optioned under the agreement, reverted back to us. Although we can now fully pursue all market opportunities with customers interested in researching and developing products in all fields, including prenatal health and non-invasive prenatal diagnostics, we are evaluating our business plans and strategies, and our entry into the diagnostics market may be delayed, if it occurs at all.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2009, 2010 and 2011, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our quarter-to-quarter financial results could be significantly impacted.

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

Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Increased competition is likely to result in pricing pressures, which could reduce our profit margins and increase our sales and marketing expenses. Additionally, we may be faced with false advertising, unfair competition or unlawful trade practices from our competitors. For example, on November 6, 2012, we filed a complaint in federal district court in the Northern District of California against NanoString Technologies, Inc., or NanoString, alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Prosecuting the lawsuit may be costly and can impose a significant burden on management and employees, and there can be no assurances that a favorable outcome will be obtained in the litigation. Such competitive pressures could cause harm to our business, operating results and financial condition. Our failure to compete effectively could materially and adversely affect our business, financial condition and results of operations.

Our business depends on research and development spending levels of academic, clinical and governmental research institutions, and pharmaceutical, biotechnology and Ag-Bio companies, a reduction in which could limit our ability to sell our products and adversely affect our business.

We expect that our revenue in the foreseeable future will be derived primarily from sales of our microfluidic systems and chips to academic institutions, diagnostic laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding the impending federal government budget sequestration, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our microfluidic systems and chips. These reductions and delays may result from factors that are not within our control, such as:

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

Our products are currently labeled and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology and Ag-Bio companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled for research use only, and used by our customers for research purposes only, they are subject only to limited regulation as medical devices by the FDA under 21 Code of Federal Regulations Section 809.10(c) with respect to their labeling. Research use only products are not currently subject to regulation as medical devices by comparable agencies of other countries. However, if we change the labeling of our products in the future to include indications for human diagnostic applications or medical uses, or we have knowledge that our customers are using our products for diagnostic purposes, our products or related applications could be subject to additional regulation as in vitro diagnostic devices, such as under the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label and market our products for use in performing clinical diagnostics, we would first need to obtain FDA pre-market clearance or approval (depending on any product’s specific intended use and any such modified labeling claims), unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

Further, the FDA may expand its jurisdiction over our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products or any LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Additionally, in June 2011 the FDA issued a draft guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The draft guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled for research use only, but which may be used by our customers for clinical use, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

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

During the three months ended September 30, 2012 and the years 2011, 2010 and 2009, approximately 38%, 47%, 45% and 46%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our BioMark system, which represented 16% of our product revenue in the three months ended September 30, 2012 and 36% of our product revenue in 2011, involves real-time quantitative PCR, or qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

We have limited experience in marketing, selling and distributing our products, and if we are unable to expand our direct sales and marketing force or distribution capabilities to adequately address our customers’ needs, our business may be adversely affected.

We have limited experience in marketing, selling and distributing our products. Our BioMark and EP1 systems for genomic analysis were introduced for commercial sale in 2006 and 2008, respectively. Our Access Array system for sample preparation was introduced for commercial sale in 2009, our BioMark HD system for genomic analysis was introduced for commercial sale in 2011, we began producing and selling assays for use with our chips in May 2011, and we launched our C1 Single-Cell Auto Prep system for single-cell analysis in June 2012. We may not be able to market, sell and distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force that includes people with specific scientific backgrounds and expertise and a marketing group with technical sophistication. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales of our products and reduce our revenue and profitability.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., now Life Technologies Corporation, asserting that our BioMark system for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into a license agreement with Life Technologies Corporation which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of September 30, 2012, we had 24,987,534 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated entities, collectively beneficially owned or controlled approximately 34.8% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of September 30, 2012, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 36.4% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 9, 2011, our registration statement on Form S-1 (File No. 333-170965) was declared effective for the initial public offering of our common stock, or IPO. Through September 30, 2012, the net proceeds from our IPO have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $3.1 million for the repayment of our bank line of credit, $24.6 million for research and development expenses, $10.2 million for general corporate purposes including selling, general and administrative expenses and litigation settlement expense, and $3.3 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life Technologies Corporation, or Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

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

FLUIDIGM CORPORATION
Dated: November 9, 2012	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer
Dated: November 9, 2012	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF(2)	XBRL Taxonomy Extension Definition Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.