Form 10-Q
period 2013-03-31
FLUIDIGM CORP
filed 2013-05-09
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 25,420,613 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$61,815	$58,649
Short-term investments	17,755	21,362
Accounts receivable (net of allowances of $441 and $448 at March 31, 2013 and December 31, 2012, respectively)	10,056	12,900
Inventories	7,371	7,169
Prepaid expenses and other current assets	1,560	1,131

Total current assets	98,557	101,211
Long-term investments	7,298	3,666
Property and equipment, net	5,019	4,974
Other non-current assets	2,363	3,881

Total assets	$113,237	$113,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,214	$2,555
Accrued compensation and related benefits	2,246	2,877
Other accrued liabilities	4,149	4,279
Deferred revenue, current portion	1,928	1,886

Total current liabilities	11,537	11,597
Deferred revenue, net of current portion	1,371	1,241
Other non-current liabilities	205	237

Total liabilities	13,113	13,075

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	0	0
Common stock: $0.001 par value, 200,000 shares authorized at March 31, 2013 and December 31, 2012; 25,399 and 25,115 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	25	25
Additional paid-in capital	345,244	342,222
Accumulated other comprehensive loss	(772)	(769)
Accumulated deficit	(244,373)	(240,821)

Total stockholders’ equity	100,124	100,657

Total liabilities and stockholders’ equity	$113,237	$113,732

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue:
Product revenue	$14,254	$10,756
License revenue	116	23
Grant revenue	165	166

Total revenue	14,535	10,945

Costs and expenses:
Cost of product revenue	4,259	3,546
Research and development	4,197	4,279
Selling, general and administrative	11,146	9,403

Total costs and expenses	19,602	17,228

Loss from operations	(5,067)	(6,283)
Gain from sale of investment in Verinata	1,777	0
Interest expense	(10)	(307)
Other expense, net	(213)	(61)

Loss before income taxes	(3,513)	(6,651)

Provision for income taxes	(38)	(39)

Net loss	$(3,551)	$(6,690)

Net loss per share, basic and diluted	$(0.14)	$(0.33)

Shares used in computing net loss per share, basic and diluted	25,242	20,394

Comprehensive loss	$(3,555)	$(6,713)

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating activities
Net loss	$(3,551)	$(6,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	495
Stock-based compensation expense	1,255	935
Gain from sale of investment in Verinata	(1,777)	0
Other non-cash items	0	48
Changes in assets and liabilities:
Accounts receivable	2,933	(577)
Inventories	(439)	(474)
Prepaid expenses and other assets	(397)	(233)
Accounts payable	1,128	(189)
Deferred revenue	319	(465)
Other liabilities	(939)	507

Net cash used in operating activities	(884)	(6,643)

Investing activities
Purchases of investments	(7,414)	(19,393)
Proceeds from sales and maturities of investments	7,390	24,360
Proceeds from sale of investment in Verinata	3,117	0
Purchases of property and equipment	(698)	(397)

Net cash provided by investing activities	2,395	4,570

Financing activities
Proceeds from exercise of stock options	1,767	780
Repayment of long-term debt	0	(3,818)

Net cash provided by (used in) financing activities	1,767	(3,038)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(112)	54

Net increase (decrease) in cash and cash equivalents	3,166	(5,057)

Cash and cash equivalents at beginning of period	58,649	13,553

Cash and cash equivalents at end of period	$61,815	$8,496

See accompanying notes.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999, to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California. We develop, manufacture, and market microfluidic systems to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits (IFCs) for nucleic acid analysis, and three families of assay chemistries. These systems are designed to simplify experimental workflow, increase throughput, reduce costs and provide quality data.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain items previously reported in the condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported net cash used in operating activities, net cash provided by investing activities, net cash used in financing activities, or net decrease in cash and cash equivalents.

Net Loss per Share Attributed to Common Stockholders

Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Our options to purchase common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months ended March 31,
	2013	2012
Options to purchase common stock	3,731	3,176

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Loss

The following is a summary of comprehensive loss (in thousands):

	Three Months ended March 31,
	2013	2012
Net loss	(3,551)	(6,690)
Other comprehensive loss	(4)	(23)

Comprehensive loss	(3,555)	(6,713)

Comprehensive loss is comprised of net loss, unrealized gains and losses on our investments, and foreign currency translation adjustments.

Investment, at Cost

At December 31, 2012, we had a minority equity investment in Verinata Health, Inc. (Verinata), a privately-held company, that was included in other non-current assets and accounted for under the cost method of accounting. Under the cost method of accounting, the investment was carried at cost and adjusted only for other than temporary declines in value. No such declines were identified and the carrying value of the investment at December 31, 2012 was $1.3 million.

In February 2013, Illumina, Inc. (Illumina) acquired Verinata for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata, resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds.

Legal Matters

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In connection with our obligations relating to certain intellectual property rights, there is a loss contingency of up to $1 million which may be possible but is not considered probable. No such amounts are accrued at March 31, 2013.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Inventories

Inventories consist of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$2,445	$2,846
Work-in-process	1,572	1,369
Finished goods	3,354	2,954

	$7,371	$7,169

4.	Fair Value of Financial Instruments

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

	March 31, 2013				December 31, 2012
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$18	$0	$0	$18	$17	$0	$0	$17
U.S. government and agency securities	0	26,557	0	26,557	0	26,579	0	26,579

Total assets measured at fair value	$18	$26,557	$0	$26,575	$17	$26,579	$0	$26,596

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of investments and cash equivalents at March 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$26,551	$7	$(1)	$26,557

The contractual maturity dates of $17.8 million of our investments are within one year. The contractual maturity dates of our remaining investments are less than two years.

The following is a summary of cash and cash equivalents (in thousands):

	March 31, 2013	December 31, 2012
Cash	$60,293	$57,082
U.S. government and agency security	1,504	$1,550
Money market funds	18	17

Cash and cash equivalents	$61,815	$58,649

5.	Long-Term Debt

We entered into a long-term loan agreement in March 2005 that was subsequently amended in 2006, 2008, 2009, and 2010 (as amended, the Loan Agreement). Commencing in March 2011, we made principal and interest payments of $0.6 million per month and, as required under the Loan Agreement, we made an additional principal payment of $2.3 million in March 2012. Using the effective interest method, a majority of the March 2012 payment was accrued as interest expense in periods prior to 2010 with the remainder being recognized through the extended maturity date of February 2013. In June 2012, we elected to make another principal payment in the amount of $1.9 million using proceeds from our Line of Credit (see Note 7). During the three months ended September 30, 2012, we paid the remaining balance due and the Loan Agreement was terminated.

6.	Line of Credit

In December 2010, we entered into a two-year bank line of credit agreement (as amended, the Line of Credit) that provided us with the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and bore interest at a rate equal to the greater of (i) 4.25% or (ii) the prime rate plus 1.00% per year. In December 2012, the Line of Credit was amended to extend the term for an additional two years and provide us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The Line of Credit is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. At March 31, 2013, there was no outstanding balance on the Line of Credit and we were in compliance with all applicable covenants.

7.	Commitments and Contingencies

On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated as of September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that is currently being subleased by us from a third party through March 31, 2014. The term of the Amendment expires on April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Amendment. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.

Future minimum lease payments under the Amendment are as follows (in thousands):

Years ending December 31:
2013 (remainder of year)	$598
2014	1,169
2015	1,510
2016	1,812
2017	2,356
2018 and thereafter	8,482

Total minimum payments	$15,927

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Stock-Based Compensation

During the three months ended March 31, 2013, we granted to certain employees options to purchase 1,093,000 shares of common stock. Of these options, options to purchase 49,000 shares were granted with exercise prices ranging from $15.27 to $16.50 per share, options to purchase 477,000 shares were granted with exercise price of $16.73 per share, and options to purchase 567,000 shares were granted with exercise prices ranging from $17.24 to $18.58 per share. These options had a total grant date fair value of $10.2 million that will be recognized as expense over their respective four-year vesting periods.

We recognized stock-based compensation expense of $1.3 million and $0.9 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had $19.3 million of unrecognized stock-based compensation costs, which are expected to be recognized over a weighted average period of 3.2 years.

9.	Income Taxes

Income taxes are primarily comprised of state and foreign income taxes. The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. Income tax expense primarily consists of amounts payable in foreign jurisdictions.

10.	Information About Geographic Areas

We operate in one reporting segment, which is the development, manufacturing and commercialization of microfluidic systems consisting of instruments and consumables, including IFCs for nucleic acid analysis and three families of assay chemistries, for academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing.

The following table presents product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$6,919	$5,812
Europe	3,501	2,568
Asia-Pacific	1,915	1,195
Japan	1,499	991
Other	420	190

Total	$14,254	$10,756

Our license and grant revenues are primarily generated in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, unit sales, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

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

“Fluidigm,” the Fluidigm logo, “BioMark,” “Access Array,” “C1,” “EP1,” “SNPtype,” and “DELTAgene” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.

Overview

We develop, manufacture, and market microfluidic systems to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents. We actively market four microfluidic systems, including 13 different commercial IFCs for nucleic acid analysis, and three families of assay chemistries. Our systems are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing the excellent data quality demanded by our customers. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We have sold over 730 systems to customers in over 30 countries worldwide.

We have launched several product lines, including our BioMark System for gene expression analysis, genotyping, and digital polymerase chain reaction, or digital PCR, in 2006; our EP1 System for single nucleotide polymorphism, or SNP, genotyping, and digital PCR in 2008; our Access Array System for target enrichment in 2009; our BioMark HD System for high-throughput gene expression analysis, targeted single-cell gene expression analysis, SNP genotyping, and digital PCR in 2011; and our C1 Single-Cell Auto Prep System for single-cell sample preparation for single-cell analysis in June 2012. In addition, in May 2011, we launched assay products, including our DELTAgene assays for gene expression, our SNPtype assays for SNP genotyping, and our Access Array Target-Specific primers for targeted next-generation DNA sequencing. Our systems utilize one or more IFCs designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications.

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

Our total revenue grew from $33.6 million in 2010 to $52.3 million in 2012, and for the three months ended March 31, 2013, our total revenue was $14.5 million. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2013, our accumulated deficit was $244.4 million.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2013 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 12, 2013.

Results of Operations

Revenue

We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Instruments	$7,905	$5,900
Consumables	6,349	4,856

Product revenue	14,254	10,756
License revenue	116	23
Grant revenue	165	166

Total revenue	$14,535	$10,945

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2013		2012
United States	$6,919	49%	$5,812	54%
Europe	3,501	25%	2,568	24%
Asia-Pacific	1,915	13%	1,195	11%
Japan	1,499	10%	991	9%
Other	420	3%	190	2%

Total	$14,254	100%	$10,756	100%

Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 21% of our total revenue in the three months ended March 31, 2013 and 2012, respectively.

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Total Revenue

Total revenue increased by $3.6 million, or 33%, to $14.5 million for the three months ended March 31, 2013 compared to $10.9 million for the three months ended March 31, 2012.

Product Revenue

Product revenue increased by $3.5 million, or 33%, to $14.3 million for the three months ended March 31, 2013, compared to $10.8 million for the three months ended March 31, 2012.

Consumables revenue increased by $1.5 million, or 31%, primarily due to growth in IFC sales volume, driven by a 37% year-over-year increase in the installed base of our instrument systems, partially offset by a change in the sales mix to IFCs with lower average selling prices. Annualized IFC pull-through was within our historical range of between $40,000 to $50,000 per system for our analytical systems and slightly above our historical range of $10,000 to $15,000 per system for our preparatory systems. Increases in assays and reagents sales also contributed to the increase in consumables revenue.

Instrument revenue increased by $2.0 million, or 34%, primarily driven by increases in unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, as well as sales of our service offerings.

We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.

Grant Revenue

Grant revenue consists of a grant from California Institute for Regenerative Medicine, or CIRM. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period. The CIRM grant revenue is recognized as the related research and development services are performed, and costs associated with the grants are recognized as research and development expense during the period incurred.

Grant revenue was $0.2 million for each of the three months ended March 31, 2013 and 2012.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended March 31,
	2013	2012
Cost of product revenue	$4,259	$3,546
Product margin	70%	67%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, warranty, service, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Costs related to license and grant revenue are included in research and development expense.

Cost of product revenue increased $0.7 million, or 20%, to $4.3 million for the three months ended March 31, 2013 from $3.5 million for the three months ended March 31, 2012, due to higher sales volumes. Cost of product revenue as a percentage of related revenue was 30% and 33% for the three months ended March 31, 2013 and 2012, respectively. This improvement was primarily due to a favorable change in the sales mix to higher margin instruments, particularly the C1 Single-Cell Auto Prep System, and, in addition, higher assays and reagents sales volumes, and lower warranty costs. These improvements were offset in part by higher service and freight costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$4,197	$4,279
Selling, general and administrative	11,146	9,403

Total operating expenses	$15,343	$13,682

Research and Development

Research and development expense consists primarily of personnel and independent contractor costs, prototype and material expenses, and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services.

Research and development expense decreased $0.1 million, or 2%, to $4.2 million for the three months ended March 31, 2013 compared to $4.3 million for the three months ended March 31, 2012. The decrease in research and development expense was primarily due to a decrease in lab supplies and equipment costs of $0.2 million, offset by an increase in compensation costs and other employee-related expenses of $0.1 million. We incurred these costs to support our development and commercialization of new and existing products and services.

We believe that our continued investment in research and development is essential to our long-term competitive position and these expenses may increase in future periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $1.7 million, or 19%, to $11.1 million for the three months ended March 31, 2013 compared to $9.4 million for the three months ended March 31, 2012. The increase was primarily due to an increase in compensation costs and other employee-related expenses of $1.4 million and an increase in sales and marketing activities of $0.3 million. The increase was primarily driven by expansion of worldwide commercial capabilities to support our growth, and to a lesser extent general and administrative expense to support our growth.

We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.

Interest Expense and Other Expense, Net

We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income and expense items for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense	$(10)	$(307)
Gain from sale of investment in Verinata	1,777	—
Other expense, net	(213)	(61)

In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during the three months ended March 31, 2013. As a result, interest expense decreased $0.3 million, or 97%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect interest expense to be less in 2013 compared to 2012 because we have fully repaid our long-term debt.

In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata, resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds. The $1.8 million gain we recognized did not include any amounts that may be received upon the achievement of future milestones.

Other expense, net consists of foreign exchange gains and losses and interest income. Other expense, net increased $152,000 to $213,000 for the three months ended March 31, 2013, compared to $61,000 for the three months ended March 31, 2012. The increase was mainly driven by net foreign exchange losses of $0.2 million resulting primarily from an unfavorable change in the Japanese Yen.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2013, our principal sources of liquidity consisted of $61.8 million of cash and cash equivalents and $25.1 million of investments. As of March 31, 2013, our working capital totaled $87.0 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash flow summary
Net cash used in operating activities	$(884)	$(6,643)
Net cash provided by investing activities	2,395	4,570
Net cash provided by (used in) financing activities	1,767	(3,038)
Net increase (decrease) in cash and cash equivalents	3,166	(5,057)

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products, license agreements, and grants from certain government entities. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally and this may continue in the future.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2013, compared to $6.6 million for the three months ended March 31, 2012, a decrease of $5.7 million. Cash used for working capital purposes decreased by $4.0 million, driven primarily by increased cash collections from our customers and our net loss, excluding non-cash and non-operating items, decreased by $1.7 million.

Net Cash Provided by Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term and long-term investments, and capital expenditures for manufacturing, laboratory, and computer equipment and software to support our expanding infrastructure and work force. We expect to continue to expand our manufacturing capability, including improvements in manufacturing productivity, and expect to incur additional costs for capital expenditures related to these efforts in future periods. In addition, we expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our growth.

Net cash provided by investing activities was $2.4 million during the three months ended March 31, 2013. Net cash provided by investing activities primarily consisted of proceeds from sales and maturities of investments of $7.4 million and proceeds from sale of investment in Verinata of $3.1 million, partially offset by purchases of investments of $7.4 million and purchases of capital equipment of $0.7 million to support growth in our commercial and manufacturing operations.

Net cash provided by investing activities was $4.6 million during the three months ended March 31, 2012. Net cash provided by investing activities primarily related to proceeds from sales and maturities of investments of $24.4 million, partially offset by purchases of investments of $19.4 million and purchases of capital equipment or $0.4 million to support our infrastructure and manufacturing operations.

Net Cash Provided by (used in) Financing Activities

Net cash provided from financing activities was $1.8 million during the three months ended March 31, 2013 from proceeds received in connection with the exercise of options for our common stock.

Net cash used in financing activities was $3.0 million during the three months ended March 31, 2012 primarily relating to repayment of $3.8 million on our long-term debt, consisting of principal and balloon payments, partially offset by proceeds received in connection with the exercise of options for our common stock of $0.8 million.

Capital Resources

At March 31, 2013, our working capital was $87.0 million, including cash, cash equivalents, and investments of $86.9 million. We have a bank line of credit agreement that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At March 31, 2013, we had no borrowing outstanding under the bank line of credit. We are estimating capital expenditures to be higher in 2013 primarily to continue our improvements in manufacturing productivity, equipment for research and development to support development and commercialization of new and existing products and services, sales demonstration and loaner equipment to service the growth in our global customer base, and computer equipment and software to support our growth.

We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated as of September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that is currently being subleased by us from a third party through March 31, 2014. The term of the Amendment expires on April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Amendment. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.

Future minimum lease payments under the Amendment are as follows (in thousands):

Years ending December 31:
2013 (remainder of year)	$598
2014	1,169
2015	1,510
2016	1,812
2017	2,356
2018 and thereafter	8,482

Total minimum payments	$15,927

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of March 31, 2013 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $61.8 million at March 31, 2013. These amounts were held primarily in cash on deposit with banks, cash equivalents, and investments, which are short-term. We had $25.1 million in investments at March 31, 2013 held primarily in U.S. government agency securities. The contractual maturity periods of $19.3 million of our investments are within one year. The contractual maturity periods of our remaining investments are less than two years. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint seeks to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark System, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. On January 4, 2013, NanoString answered the complaint, denying the allegations against it. On April 22, 2013, we amended our complaint to add new facts and information in support of our existing claims. We are in the early stages of written discovery.

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2010, 2011, and 2012, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our quarter-to-quarter financial results could be significantly impacted.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $3.6 million, $19.0 million, $22.5 million, and $16.9 million during the three months ended March 31, 2013 and the years 2012, 2011, and 2010, respectively. As of March 31, 2013, we had an accumulated deficit of $244.4 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

Our customer base is primarily composed of academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

The life science research and Ag-Bio markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, targeted single-cell gene expression analysis, genotyping, PCR, digital PCR, other nucleic acid detection, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Illumina, Inc., Life Technologies Corporation, LGC Limited, Luminex Corporation, PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc., Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.

Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Increased competition is likely to result in pricing pressures, which could reduce our profit margins and increase our sales and marketing expenses. In addition, mergers, consolidations, or other strategic transactions between two or more of our competitors, or between our competitor and one of our key customers, could change the competitive landscape and weaken our competitive position, adversely affecting our business.

We may also be faced with false advertising, unfair competition, or unlawful trade practices from our competitors. For example, on November 6, 2012, we filed a complaint in federal district court in the Northern District of California against NanoString Technologies, Inc., or NanoString, alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Prosecuting the lawsuit may be costly and can impose a significant burden on management and employees, and there can be no assurances that a favorable outcome will be obtained in the litigation. Such competitive pressures could cause harm to our business, operating results, and financial condition. Our failure to compete effectively could materially and adversely affect our business, financial condition, and results of operations.

Our business depends on research and development spending levels of academic, clinical, and governmental research institutions, and pharmaceutical, biotechnology, and Ag-Bio companies, a reduction in which could limit our ability to sell our products and adversely affect our business.

We expect that our revenue in the foreseeable future will be derived primarily from sales of our microfluidic systems and integrated fluidic circuits, or IFCs, to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding the federal government budget sequestration, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our microfluidic systems and IFCs. These reductions and delays may result from factors that are not within our control, such as:

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

The current leases for our manufacturing facility in Singapore expire at various times through August 2016 and our current lease for office and laboratory space at our headquarters in South San Francisco expires in April 2020. If we are unable to secure new leases upon the expiration of our current leases or if either of our facilities becomes otherwise unavailable to us, and we are required to move our operations to a new manufacturing facility, we will incur significant expense in connection with the establishment of a new facility. A move would be administratively and logistically challenging and would delay and otherwise adversely affect our manufacturing activities and business operations. We cannot provide assurances that we will be able to secure new leases on our existing manufacturing facilities or a new manufacturing facility on acceptable terms, if at all.

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

•	The reader for our BioMark System requires specialized custom camera lenses, fiber light guides, and other components that are available from a limited number of sources.

•	Specialized pneumatic and electronic components for our C1 Single-Cell Auto Prep System are available from a limited number of sources.

•	The raw materials for our DELTAgene and SNPtype assays and Access Array Target-Specific primers are available from a limited number of sources.

Our reliance on these suppliers also subjects us to other risks that could harm our business, including the following:

•	we may be subject to increased component costs;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers may make errors in manufacturing components that could negatively affect the efficacy of our products or cause delays in shipment of our products; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

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

The global credit and financial markets have been experiencing volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life science, Ag-Bio, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.

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

During the three months ended March 31, 2013 and the years 2012, 2011, and 2010, approximately 51%, 47%, 47%, and 45%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws, and anti-competition regulations;

•	export or import restrictions;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	unstable economic, political, and regulatory conditions;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.

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

We rely on shipping providers to deliver products to our customers globally. Labor, tariff or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

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

We believe our facilities located in Singapore and South San Francisco, California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore expire at various times through August 2016 and our current lease for office and laboratory space at our headquarters in South San Francisco expires in April 2020. In order to meet long-term demand for our microfluidic systems, we believe that we will need to add to our existing manufacturing space in Singapore or move all of our manufacturing facilities to a new location in Singapore in 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and modifications to our manufacturing process, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. We cannot provide assurances that we will be able to secure a lease on a new manufacturing facility on acceptable terms, if at all.

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

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process, or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our BioMark System involves real-time quantitative PCR, or qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

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

Litigation may be necessary for us to enforce our patent and proprietary rights and/or to determine the scope, coverage, and validity of others’ proprietary rights. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of March 31, 2013, we had 25,399,047 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of March 31, 2013, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 51% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 9, 2011, our registration statement on Form S-1 (File No. 333-170965) was declared effective for the initial public offering of our common stock, or IPO. Through March 31, 2013, the net proceeds from our IPO have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $5.0 million for the repayment of our bank line of credit, $33.3 million for research and development expenses, $10.2 million for general corporate purposes including selling, general and administrative expenses, and litigation settlement expense, and $4.8 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life Technologies Corporation, or Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF(2)	XBRL Taxonomy Extension Definition Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: May 9, 2013	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: May 9, 2013	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF(2)	XBRL Taxonomy Extension Definition Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.