Form 10-Q
period 2013-06-30
FLUIDIGM CORP
filed 2013-08-07
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 25,496,239 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$32,290	$58,649
Short-term investments	28,136	21,362
Accounts receivable (net of allowances of $385 and $448 at June 30, 2013 and December 31, 2012, respectively)	10,839	12,900
Inventories	7,233	7,169
Prepaid expenses and other current assets	2,044	1,131

Total current assets	80,542	101,211
Long-term investments	23,073	3,666
Property and equipment, net	4,919	4,974
Other non-current assets	3,431	3,881

Total assets	$111,965	$113,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,997	$2,555
Accrued compensation and related benefits	2,771	2,877
Other accrued liabilities	4,641	4,279
Deferred revenue, current portion	2,217	1,886

Total current liabilities	11,626	11,597
Deferred revenue, net of current portion	1,644	1,241
Other non-current liabilities	310	237

Total liabilities	13,580	13,075
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	0	0
Common stock: $0.001 par value, 200,000 shares authorized at June 30, 2013 and December 31, 2012; 25,479 and 25,115 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	25	25
Additional paid-in capital	347,573	342,222
Accumulated other comprehensive loss	(795)	(769)
Accumulated deficit	(248,418)	(240,821)

Total stockholders’ equity	98,385	100,657

Total liabilities and stockholders’ equity	$111,965	$113,732

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$17,267	$12,768	$31,522	$23,524
License revenue	48	15	163	38
Grant revenue	165	165	330	331

Total revenue	17,480	12,948	32,015	23,893

Costs and expenses:
Cost of product revenue	4,876	3,926	9,135	7,472
Research and development	4,997	3,987	9,194	8,266
Selling, general and administrative	11,597	9,421	22,743	18,824

Total costs and expenses	21,470	17,334	41,072	34,562

Loss from operations	(3,990)	(4,386)	(9,057)	(10,669)
Gain from sale of investment in Verinata	0	0	1,777	0
Interest expense	(2)	(202)	(12)	(509)
Other income (expense), net	(39)	9	(252)	(52)

Loss before income taxes	(4,031)	(4,579)	(7,544)	(11,230)
Provision for income taxes	(15)	(1)	(53)	(40)

Net loss	$(4,046)	$(4,580)	$(7,597)	$(11,270)

Net loss per share, basic and diluted	$(0.16)	$(0.22)	$(0.30)	$(0.55)

Shares used in computing net loss per share, basic and diluted	25,443	20,544	25,343	20,469

Comprehensive loss	$(4,069)	$(4,584)	$(7,623)	$(11,298)

See accompanying notes.

FLUIDIGM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(7,597)	$(11,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,193	1,059
Stock-based compensation expense	2,932	2,014
Gain from sale of investment in Verinata	(1,777)	0
Other non-cash items	29	25
Changes in assets and liabilities:
Accounts receivable	2,143	(348)
Inventories	(433)	(876)
Prepaid expenses and other assets	(958)	(258)
Accounts payable	(116)	(722)
Deferred revenue	882	(2)
Other liabilities	181	(265)

Net cash used in operating activities	(3,521)	(10,643)
Investing activities
Purchases of investments	(40,620)	(22,365)
Proceeds from sales and maturities of investments	14,440	34,760
Proceeds from sale of investment in Verinata	3,117	0
Purchase of intangible assets	(1,148)	0
Purchases of property and equipment	(912)	(1,239)

Net cash (used in) provided by investing activities	(25,123)	11,156
Financing activities
Proceeds from exercise of stock options	2,420	1,306
Repayment of long-term debt	0	(7,353)
Proceeds from line of credit	0	1,875

Net cash provided by (used in) financing activities	2,420	(4,172)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(135)	(40)

Net decrease in cash and cash equivalents	(26,359)	(3,699)
Cash and cash equivalents at beginning of period	58,649	13,553

Cash and cash equivalents at end of period	$32,290	$9,854

See accompanying notes.

FLUIDIGM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999 to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California. We develop, manufacture, and market microfluidic systems to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits (IFCs) for nucleic acid analysis, and three families of assay chemistries. These systems are designed to simplify experimental workflow, increase throughput, reduce costs, and provide quality data.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

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

Reclassifications

Certain items previously reported in the condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported net cash used in operating activities, net cash provided by investing activities, net cash used in financing activities, or the net decrease in cash and cash equivalents.

Net Loss per Share

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

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	3,731	3,125	3,731	3,125

Comprehensive Loss

The following is a summary of comprehensive loss (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Net loss	$(4,046)	$(4,580)	$(7,597)	$(11,270)
Other comprehensive loss	(23)	(4)	(26)	(28)

Comprehensive loss	$(4,069)	$(4,584)	$(7,623)	$(11,298)

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

Intangible Assets Acquisition

On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and, as of June 30, 2013, we had incurred transaction costs of approximately $0.2 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets will be amortized to research and development expense over their useful life, which is estimated to be seven to ten years.

Legal Matters

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In connection with our obligations relating to certain intellectual property rights, there is a loss contingency of up to $1 million which may be possible but is not considered probable. No such amounts are accrued at June 30, 2013.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$2,549	$2,846
Work-in-process	1,439	1,369
Finished goods	3,245	2,954

	$7,233	$7,169

4.	Fair Value of Financial Instruments

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

Our cash equivalents are classified as Level I because they are valued using quoted market prices. Our U.S. government and agency securities are classified as Level II because the inputs to these valuations are derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs into these models include recently executed transaction prices for our investment securities or the securities of comparable issuers and yield curves. The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2013				December 31, 2012
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$16,407	$0	$0	$16,407	$17	$0	$0	$17
U.S. government and agency securities	0	52,115	0	52,115	0	26,579	0	26,579

Total assets measured at fair value	$16,407	$52,115	$0	$68,522	$17	$26,579	$0	$26,596

The following is a summary of U.S. government and agency securities at June 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$52,128	$6	$(19)	$52,115

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The contractual maturity dates of $29.0 million of our U.S. government and agency securities are within one year from June 30, 2013. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from June 30, 2013.

The following is a summary of cash and cash equivalents (in thousands):

	June 30, 2013	December 31, 2012
Cash	$14,977	$57,082
U.S. government and agency security	906	1,550
Money market funds	16,407	17

Cash and cash equivalents	$32,290	$58,649

5.	Long-Term Debt

We entered into a long-term loan agreement in March 2005 (as amended, the Loan Agreement). Commencing in March 2011, we made principal and interest payments of $0.6 million per month and, as required under the Loan Agreement, we made an additional principal payment of $2.3 million in March 2012. Using the effective interest method, a majority of the March 2012 payment was accrued as interest expense in periods prior to 2010 with the remainder being recognized through the extended maturity date of February 2013. In June 2012, we elected to make another principal payment in the amount of $1.9 million using proceeds from our Line of Credit (see Note 6). During the three months ended September 30, 2012, we paid the remaining balance due and the Loan Agreement was terminated.

6.	Line of Credit

In December 2010, we entered into a two-year bank line of credit agreement (as amended, the Line of Credit) that provided us with the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and bore interest at a rate equal to the greater of (i) 4.25% or (ii) the prime rate plus 1.00% per year. In December 2012, the Line of Credit was amended to extend the term for an additional two years and provide us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The Line of Credit is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. At June 30, 2013, there was no outstanding balance on the Line of Credit and we were in compliance with all applicable covenants.

7.	Commitments and Contingencies

On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that is currently being subleased by us from a third party through March 31, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.

FLUIDIGM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table revises the information contained in the similar table in our Form 10-Q for the quarter ended March 31, 2013. The prior table incorrectly overstated our obligations under the Lease for the period beginning in 2016 and thereafter. Future minimum lease payments under the Lease are as follows (in thousands):

Years ending December 31:
2013 (remainder of year)	$399
2014	1,169
2015	1,510
2016	1,523
2017	1,543
2018 and thereafter	3,677

Total minimum payments	$9,821

8.	Stock-Based Compensation

During the three months ended June 30, 2013, we granted to certain employees options to purchase 118,000 shares of common stock with exercise prices ranging from $16.00 to $17.46 per share. During the six months ended June 30, 2013, we granted to certain employees options to purchase 1,211,000 shares of common stock with exercise prices ranging from $15.27 to $18.58 per share. These options had a total grant date fair value of $11.2 million that will be recognized as expense over their respective four-year vesting periods.

We recognized stock-based compensation expense of $1.7 million and $1.1 million during the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we recognized stock-based compensation of $2.9 million and $2.0 million, respectively. As of June 30, 2013, we had $18.5 million of unrecognized stock-based compensation costs, which are expected to be recognized over a weighted average period of 2.9 years.

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

The following table presents product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$10,148	$6,499	$17,067	$12,311
Europe	4,436	2,841	7,937	5,409
Asia-Pacific	1,566	2,021	3,478	3,216
Japan	386	998	1,885	1,989
Other	731	409	1,155	599

Total	$17,267	$12,768	$31,522	$23,524

Our license and grant revenues are primarily generated in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses, unit sales, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

“Fluidigm,” the Fluidigm logo, “BioMark,” “Access Array,” “C1,” “EP1,” “SNPtype,” and “DELTAgene” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.

Overview

We develop, manufacture, and market microfluidic systems to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents. We actively market four microfluidic systems, including 13 different commercial IFCs for nucleic acid analysis, and three families of assay chemistries. Our systems are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We have sold over 785 systems to customers in over 30 countries worldwide.

We have launched several product lines, including our BioMark System for gene expression analysis, genotyping, and digital polymerase chain reaction, or digital PCR, in 2006; our EP1 System for single nucleotide polymorphism, or SNP, genotyping, and digital PCR in 2008; our Access Array System for target enrichment in 2009; our BioMark HD System for high-throughput gene expression analysis, targeted single-cell gene expression analysis, SNP genotyping, and digital PCR in 2011; and our C1 Single-Cell Auto Prep System for single-cell sample preparation in June 2012. In addition, in May 2011, we launched assay products, including our DELTAgene assays for gene expression; our SNPtype assays for SNP genotyping; and our Access Array Target-Specific primers for targeted next-generation DNA sequencing. Our systems utilize one or more IFCs designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications.

We distribute our microfluidic systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore. Our facility in Singapore manufactures our instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are fabricated at our Singapore facility. Our South San Francisco facility fabricates IFCs for our research and development purposes, and manufactures our assays and produces other reagents for commercial sale.

Our total revenue grew from $33.6 million in 2010 to $52.3 million in 2012, and for the six months ended June 30, 2013, our total revenue was $32.0 million. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2013, our accumulated deficit was $248.4 million.

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

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2013 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 12, 2013.

Results of Operations

Revenue

We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Instruments	$10,165	$6,898	$18,070	$12,798
Consumables	7,102	5,870	13,452	10,726

Product revenue	17,267	12,768	31,522	23,524
License revenue	48	15	163	38
Grant revenue	165	165	330	331

Total revenue	$17,480	$12,948	$32,015	$23,893

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
United States	$10,148	59%	$6,499	51%	$17,067	54%	$12,311	52%
Europe	4,436	26%	2,841	22%	7,937	25%	5,409	23%
Asia-Pacific	1,566	9%	2,021	16%	3,478	11%	3,216	14%
Japan	386	2%	998	8%	1,885	6%	1,989	8%
Other	731	4%	409	3%	1,155	4%	599	3%

Total	$17,267	100%	$12,768	100%	$31,522	100%	$23,524	100%

Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 19% and 20% of our total revenue in the three and six months ended June 30, 2013, respectively, and 25% and 21% of our total revenue in the three and six months ended June 30, 2012, respectively.

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

Total Revenue

Total revenue increased by $4.5 million, or 35%, to $17.5 million for the three months ended June 30, 2013, compared to $12.9 million for the three months ended June 30, 2012.

Product Revenue

Product revenue increased by $4.5 million, or 35%, to $17.3 million for the three months ended June 30, 2013, compared to $12.8 million for the three months ended June 30, 2012.

Instrument revenue increased by $3.3 million, or 47%, primarily driven by increases in unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, and to a much lesser extent, increased sales of our service offerings and higher average selling prices of our analytical systems. The revenue increase was offset in part by lower unit sales of our EP1 system, an analytical systems instrument.

Consumables revenue increased by $1.2 million, or 21%, primarily due to growth in IFC unit volume, driven by increased sales to production genomics customers. Annualized IFC pull through for our analytical systems was within our historical range of $40,000 to $50,000 per system and above the historical range of $10,000 to $15,000 per system for preparatory systems. Increases in assays and reagents sales also contributed to the increase in consumables revenue.

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

Grant revenue was $0.2 million for each of the three months ended June 30, 2013 and 2012.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended June 30,
	2013	2012
Cost of product revenue	$4,876	$3,926
Product margin	72%	69%

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

Cost of product revenue increased $1.0 million, or 24%, to $4.9 million for the three months ended June 30, 2013 from $3.9 million for the three months ended June 30, 2012, due to higher sales volumes. Cost of product revenue as a percentage of related revenue was 28% and 31% for the three months ended June 30, 2013 and 2012, respectively. This improvement was mainly driven by increased IFC capacity utilization and increased IFC production yields, and a favorable change in the instrument systems sales mix resulting from sales of the C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, which has a higher product margin than other instruments. Other drivers of our improved product margin were lower production costs for other instruments and higher average instrument unit selling prices. This was offset in part by a higher product mix of lower margin instrument systems relative to consumables, and increased service costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2013	2012
Research and development	$4,997	$3,987
Selling, general and administrative	11,597	9,421

Total operating expenses	$16,594	$13,408

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

Research and development expense increased $1.0 million, or 25%, to $5.0 million for the three months ended June 30, 2013, compared to $4.0 million for the three months ended June 30, 2012. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $0.5 million and an increase in facility expenses of $0.3 million. We incurred these costs to support our development and commercialization of new and existing products and services.

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

Selling, general and administrative expense increased $2.2 million, or 23%, to $11.6 million for the three months ended June 30, 2013, compared to $9.4 million for the three months ended June 30, 2012. The increase was primarily due to an increase in headcount and other compensation-related costs of $1.8 million, and to a lesser extent, an increase in sales and marketing activities of $0.5 million, offset by a decrease in accounting and outside services of $0.2 million. The increase was primarily driven by expansion of our worldwide commercial capabilities, and to a lesser extent general and administrative expense to support our growth.

We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.

Interest Expense and Other Income and Expense, Net

We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income and expense items for each period presented (in thousands):

	Three Months Ended June 30,
	2013	2012
Interest expense	$(2)	$(202)
Other income (expense), net	(39)	9

In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during the three months ended June 30, 2013. As a result, interest expense decreased $0.2 million, or 99%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We expect interest expense to be less in 2013 compared to 2012 because we have fully repaid our long-term debt.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

Total Revenue

Total revenue increased by $8.1 million, or 34%, to $32.0 million for the six months ended June 30, 2013, compared to $23.9 million for the six months ended June 30, 2012.

Product Revenue

Product revenue increased by $8.0 million, or 34%, to $31.5 million for the six months ended June 30, 2013, compared to $23.5 million for the six months ended June 30, 2012.

Instrument revenue increased by $5.3 million, or 41%, primarily driven by increases in unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, and to a much lesser extent, increased sales of our service offerings and higher average selling prices of our instrument systems. The revenue increase was offset in part by lower unit sales of our EP1 system, an analytical systems instrument.

Consumables revenue increased by $2.7 million, or 25%, primarily due to growth in IFC unit volume, driven by increased sales to production genomics customers. Annualized IFC pull through for our analytical systems was within our historical range of $40,000 to $50,000 per system and above the historical range of $10,000 to $15,000 per system for preparatory systems. Increases in assays and reagents sales also contributed to the increase in consumables revenue.

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

Grant revenue was $0.3 million for each of the six months ended June 30, 2013 and 2012.

Cost of Product Revenue

The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Six Months Ended June 30,
	2013	2012
Cost of product revenue	$9,135	$7,472
Product margin	71%	68%

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

Cost of product revenue increased $1.7 million, or 22%, to $9.1 million for the six months ended June 30, 2013 from $7.5 million for the six months ended June 30, 2012, due to increased product sales. Cost of product revenue as a percentage of related revenue was 29% and 32% for the six months ended June 30, 2013 and 2012, respectively. This improvement was mainly driven by a favorable change in the instrument systems sales mix resulting from sales of the C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, which has a higher product margin than other instruments; lower production costs for other instruments; and increased IFC capacity utilization and increased IFC production yields. This was offset in part by a higher product mix of lower margin instrument systems relative to consumables, and increased service costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Research and development	$9,194	$8,266
Selling, general and administrative	22,743	18,824

Total operating expenses	$31,937	$27,090

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

Research and development expense was $9.2 million for the six months ended June 30, 2013, an increase of $0.9 million, or 11%, compared to $8.3 million for the six months ended June 30, 2012. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $0.5 million and an increase in facility expenses of $0.3 million. These increased costs were in support of our development and commercialization of new and existing products and services.

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

Selling, general and administrative expense increased $3.9 million, or 21%, to $22.7 million for the six months ended June 30, 2013, compared to $18.8 million for the six months ended June 30, 2012. The increase was primarily due to an increase in headcount and other compensation-related costs of $3.3 million, and to a lesser extent, an increase in sales and marketing activities of $0.8 million, offset by a decrease in accounting and outside services of $0.4 million. The increase was primarily driven by expansion of worldwide commercial capabilities to support our growth, and to a lesser extent general and administrative expense to support our growth.

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

Interest Expense and Other Expense, Net

We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income and expense items for each period presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Interest expense	$(12)	$(509)
Gain from sale of investment in Verinata	1,777	—
Other expense, net	(252)	(52)

Interest expense decreased $497,000, or 98%, to $12,000 for the six months ended June 30, 2013, compared to $509,000 for the six months ended June 30, 2012. In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during the six months ended June 30, 2013. We expect interest expense to be less in 2013 compared to 2012 because we have fully repaid our long-term debt.

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

Other expense, net consists of foreign exchange gains and losses and interest income. Other expense, net increased $200,000 to $252,000 for the six months ended June 30, 2013, compared to $52,000 for the six months ended June 30, 2012. The increase was mainly driven by net foreign exchange losses of $0.3 million resulting primarily from an unfavorable change in the Japanese Yen.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2013, our principal sources of liquidity consisted of $32.3 million of cash and cash equivalents and $51.2 million of investments. As of June 30, 2013, our working capital totaled $71.1 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash flow summary
Net cash used in operating activities	$(3,521)	$(10,643)
Net cash (used in) provided by investing activities	(25,123)	11,156
Net cash provided by (used in) financing activities	2,420	(4,172)
Net decrease in cash and cash equivalents	(26,359)	(3,699)

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

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2013, compared to $10.6 million for the six months ended June 30, 2012, a decrease of $7.1 million. Cash used for working capital purposes decreased by $3.3 million, driven primarily by increased cash collections from our customers. Our net loss, excluding non-cash and non-operating items, for the six months ended June 30, 2013 decreased by $3.8 million, compared to the same period in 2012.

Net Cash (Used In) Provided by Investing Activities

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

Net cash used in investing activities was $25.1 million during the six months ended June 30, 2013. Net cash used in investing activities primarily consisted of purchases of investments of $40.6 million, purchase of intangible assets from Helicos Biosciences Corporation of $950,000 and related transaction costs of $200,000, and purchases of capital equipment of $0.9 million to support growth in our commercial and manufacturing operations, partially offset by proceeds from sales and maturities of investments of $14.4 million and proceeds from the sale of our investment in Verinata of $3.1 million.

Net cash provided by investing activities was $11.2 million during the six months ended June 30, 2012. Net cash provided by investing activities primarily consisted of proceeds from sales and maturities of investments of $34.8 million, partially offset by purchases of investments of $22.4 million and purchases of capital equipment of $1.2 million to support growth in our commercial and manufacturing operations.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $2.4 million during the six months ended June 30, 2013 from proceeds received in connection with the exercise of options for our common stock.

Net cash used in financing activities was $4.2 million during the six months ended June 30, 2012 primarily relating to repayment of principal on our long-term debt of $7.4 million, partially offset by proceeds from our line of credit of $1.9 million and proceeds from the exercise of options to purchase our common stock of $1.3 million.

Capital Resources

At June 30, 2013, our working capital was $71.1 million, including cash, cash equivalents, and investments of $83.5 million. We have a bank line of credit agreement that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At June 30, 2013, we had no borrowing outstanding under the bank line of credit. We are estimating capital expenditures to be higher in 2013 primarily to continue our improvements in manufacturing productivity, equipment for research and development to support development and commercialization of new and existing products and services, sales demonstration and loaner equipment to service the growth in our global customer base, and computer equipment and software to support our growth.

We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated as of September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that is currently being subleased by us from a third party through March 31, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.

The following table revises the information contained in the similar table in our Form 10-Q for the quarter ended March 31, 2013. The prior table incorrectly overstated our obligations under the Lease for the period beginning in 2016 and thereafter. Future minimum lease payments under the Lease are as follows (in thousands):

Years ending December 31:
2013 (remainder of year)	$399
2014	1,169
2015	1,510
2016	1,523
2017	1,543
2018 and thereafter	3,677

Total minimum payments	$9,821

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of June 30, 2013 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $32.3 million at June 30, 2013. These amounts were held primarily in cash on deposit with banks, cash equivalents, and investments, which are short-term. We had $51.2 million in investments at June 30, 2013 held primarily in U.S. government and agency securities. The contractual maturity dates of $29.0 million of our U.S. government and agency securities are within one year from June 30, 2013. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from June 30, 2013. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint seeks to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark System, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. On January 4, 2013, NanoString answered the complaint, denying the allegations against it. On April 22, 2013, we amended our complaint to add new facts and information in support of our existing claims. On May 9, 2013, NanoString filed an amended answer, denying the further allegations against it. The parties are engaging in written discovery and document production. The court has set the case for jury trial to begin on March 24, 2014. In addition, we filed a lawsuit on April 5, 2013 in Singapore against NanoString alleging malicious falsehood in advertising and trademark infringement. The Singapore lawsuit has not yet been served and we are awaiting NanoString’s designation of local Singapore counsel.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $7.6 million, $19.0 million, $22.5 million, and $16.9 million during the six months ended June 30, 2013 and the years 2012, 2011, and 2010, respectively. As of June 30, 2013, we had an accumulated deficit of $248.4 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

We manufacture all of our instruments and IFCs for commercial sale at our facility in Singapore and our assays for commercial sale at our headquarters in South San Francisco, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, and assays would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

We rely on single source suppliers for certain components and materials used in our products. Additionally, several of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long term contracts with our suppliers of these components and materials or our assembly service providers. The loss of the single source suppliers of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply:

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

Our reliance on single source suppliers and assembly service providers also subjects us to other risks that could harm our business, including the following:

•	we may be subject to increased component or assembly costs;

•	we may not be able to obtain adequate supply or services in a timely manner or on commercially reasonable terms;

•	our suppliers or service providers may make errors in manufacturing or assembly of components that could negatively affect the efficacy of our products or cause delays in shipment of our products; and

•

our suppliers or service providers may encounter capacity constraints or financial hardships unrelated to our demand for components or services, which could inhibit their ability to fulfill our orders and meet our requirements.

We have in the past experienced quality control and supply problems with some of our suppliers, such as manufacturing errors, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products.

We may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. In addition, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing, assembling, testing, and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.

All of our IFCs for commercial sale are manufactured at our facility in Singapore. Production of the elastomeric block that is at the core of our IFCs is a complex process requiring advanced clean rooms, sophisticated equipment, and strict adherence to procedures. Any contamination of the clean room, equipment malfunction, or failure to strictly follow procedures can significantly reduce our yield in one or more batches. We have in the past experienced variations in yields due to such factors. A drop in yield can increase our cost to manufacture our IFCs or, in more severe cases, require us to halt the manufacture of our IFCs until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.

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

Further, the FDA may expand its jurisdiction over our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products or any LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Recent comments by FDA Commissioner Margaret Hamburg indicate that the FDA is working on a new risk-based framework to regulate LDTs.

Additionally, in June 2011, the FDA issued a draft guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The draft guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled for research use only, but which may be used by our customers for clinical use, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

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

During the six months ended June 30, 2013 and the years 2012, 2011, and 2010, approximately 46%, 47%, 47%, and 45%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. Engaging in international business inherently involves a number of difficulties and risks, including:

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

We have limited experience in marketing, selling, and distributing our products. Our BioMark and EP1 Systems for genomic analysis were introduced for commercial sale in 2006 and 2008, respectively; our Access Array System for sample preparation was introduced for commercial sale in 2009; our BioMark HD System for genomic analysis was introduced for commercial sale in 2011; we began producing and selling assays for use with our IFCs in May 2011; and we launched our C1 Single-Cell Auto Prep System for single cell sample preparation in June 2012. We may not be able to market, sell, and distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales of our products and reduce our revenue and profitability.

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

We may be involved in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage, and validity of others’ proprietary rights, or to defend against third party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business or stock price.

Litigation may be necessary for us to enforce our patent and proprietary rights, determine the scope, coverage, and validity of others’ proprietary rights, and/or defend against third party claims of intellectual property infringement against us as well as against our suppliers, distributors, customers, and other entities with whom we do business. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. For example, some of our products provide for the testing and analysis of genetic material, and patent rights relating to genetic materials remain a developing area of patent law. A recent U.S. Supreme Court decision held, among other things, that claims to isolated genomic DNA occurring in nature are not patent eligible, while claims relating to synthetic DNA may be patent eligible. We expect the ruling will result in additional litigation in our industry. Third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., now Life Technologies Corporation, asserting that our BioMark System for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into a license agreement with Life Technologies Corporation which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.

Our customers have been sued for various claims of intellectual property infringement in the past, and we expect that our customers will be involved in additional litigation in the future. In particular, our customers may become subject to lawsuits claiming that their use of our products infringes third-party patent rights, and we could become subject to claims that we contributed to or induced our customer’s infringement. In addition, our agreements with some of our suppliers, distributors, customers, and other entities with whom we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of June 30, 2013, we had 25,478,804 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of June 30, 2013, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 51% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 9, 2011, our registration statement on Form S-1 (File No. 333-170965) was declared effective for the initial public offering of our common stock, or IPO. Through June 30, 2013, the net proceeds from our IPO have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $5.0 million for the repayment of our bank line of credit, $38.3 million for research and development expenses, $10.2 million for general corporate purposes including selling, general and administrative expenses, and litigation settlement expense, and $5.0 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life Technologies Corporation, or Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013	Form 10-Q	10.19A	May 9, 2013

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF(2)	XBRL Taxonomy Extension Definition Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: August 7, 2013	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: August 7, 2013	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013	Form 10-Q	10.19A	May 9, 2013

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS(2)	XBRL Instance Document	Furnished herewith

101.SCH(2)	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF(2)	XBRL Taxonomy Extension Definition Document	Furnished herewith

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.