Form 10-Q
period 2013-09-30
FLUIDIGM CORP
filed 2013-11-07
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 25,613,547 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$20,099	$58,649
Short-term investments	43,580	21,362
Accounts receivable (net of allowances of $32 and $448 at September 30, 2013 and December 31, 2012, respectively)	12,413	12,900
Inventories	8,021	7,169
Prepaid expenses and other current assets	2,545	1,131
Total current assets	86,658	101,211
Long-term investments	19,140	3,666
Property and equipment, net	5,155	4,974
Other non-current assets	3,288	3,881
Total assets	$114,241	$113,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,406	$2,555
Accrued compensation and related benefits	3,713	2,877
Other accrued liabilities	5,117	4,279
Deferred revenue, current portion	2,807	1,886
Total current liabilities	15,043	11,597
Deferred revenue, net of current portion	1,824	1,241
Other non-current liabilities	362	237
Total liabilities	17,229	13,075
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock: $0.001 par value, 200,000 shares authorized at September 30, 2013 and December 31, 2012; 25,591 and 25,115 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	26	25
Additional paid-in capital	350,403	342,222
Accumulated other comprehensive loss	(713)	(769)
Accumulated deficit	(252,704)	(240,821)
Total stockholders’ equity	97,012	100,657
Total liabilities and stockholders’ equity	$114,241	$113,732
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$18,045	$12,602	$49,566	$36,126
License revenue	78	15	242	53
Grant revenue	164	165	494	496
Total revenue	18,287	12,782	50,302	36,675
Costs and expenses:
Cost of product revenue	5,138	3,518	14,273	10,990
Research and development	5,004	4,071	14,198	12,337
Selling, general and administrative	12,097	9,102	34,840	27,926
Litigation settlement	1,000	—	1,000	—
Total costs and expenses	23,239	16,691	64,311	51,253
Loss from operations	(4,952)	(3,909)	(14,009)	(14,578)
Gain from sale of investment in Verinata	—	—	1,777	—
Interest expense	(1)	(107)	(13)	(616)
Other income (expense), net	709	(75)	457	(127)
Loss before income taxes	(4,244)	(4,091)	(11,788)	(15,321)
Provision for income taxes	(42)	(61)	(95)	(101)
Net loss	$(4,286)	$(4,152)	$(11,883)	$(15,422)
Net loss per share, basic and diluted	$(0.17)	$(0.18)	$(0.47)	$(0.73)
Shares used in computing net loss per share, basic and diluted	25,534	22,544	25,407	21,161
Comprehensive loss	$(4,204)	$(4,144)	$(11,827)	$(15,442)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(11,883)	$(15,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,850	1,592
Stock-based compensation expense	4,681	3,047
Gain from sale of investment in Verinata	(1,777)	—
Other non-cash items	29	26
Changes in assets and liabilities:
Accounts receivable	572	(1,451)
Inventories	(1,344)	(1,553)
Prepaid expenses and other assets	(1,411)	(175)
Accounts payable	1,150	(978)
Deferred revenue	1,652	502
Other liabilities	1,652	433
Net cash used in operating activities	(4,829)	(13,979)
Investing activities
Purchases of investments	(56,831)	(27,705)
Proceeds from sales and maturities of investments	19,140	45,770
Proceeds from sale of investment in Verinata	3,117	—
Purchase of intangible assets	(1,043)	—
Purchases of property and equipment	(1,565)	(1,621)
Net cash (used in) provided by investing activities	(37,182)	16,444
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	56,143
Proceeds from exercise of stock options	3,501	2,125
Repayment of long-term debt	—	(10,190)
Proceeds from line of credit	—	1,875
Net cash provided by financing activities	3,501	49,953
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(40)	40
Net (decrease) increase in cash and cash equivalents	(38,550)	52,458
Cash and cash equivalents at beginning of period	58,649	13,553
Cash and cash equivalents at end of period	$20,099	$66,011
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	3,631	3,013	3,631	3,013
Comprehensive Loss
The following is a summary of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(4,286)	$(4,152)	$(11,883)	$(15,422)
Other comprehensive (loss) income	82	8	56	(20)
Comprehensive loss	$(4,204)	$(4,144)	$(11,827)	$(15,442)
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
Intangible Assets Acquisition
On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and, as of September 30, 2013, we had incurred transaction costs of approximately $0.3 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets will be amortized to research and development expense over their useful life of ten years.
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
Pursuant to the terms of a patent cross license agreement with Applied Biosystems, LLC (now part of Life Technologies Corporation, or Life), we are obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment is due and payable under the license agreement. We intend to dispute Life’s claim to the contingent payment, but it is probable that we will make the payment while reserving our rights to dispute the obligation. Among other reasons, we would make the payment to avoid what would be, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could subject our relevant product lines to risks associated with patent

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

infringement litigation.  As we believe that making the disputed payment is probable, we accrued a loss contingency of $1.0 million in the three months ended September 30, 2013.
On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint sought to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark System, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. In addition, we filed a lawsuit on April 5, 2013 in Singapore against NanoString alleging malicious falsehood in advertising and trademark infringement. On September 30, 2013, we and NanoString agreed to settle the lawsuits. The terms of the settlement require NanoString to, among other things, pay us $0.6 million, remove all references - from its marketing materials, website, and promotional activities - to a single-cell comparison study comparing Fluidigm and NanoString single-cell products, as well as recall and destroy all materials related to and/or based on the study. The case brought in the United States District Court in the Northern District of California was dismissed on October 22, 2013, and the case brought in Singapore was discontinued on October 29, 2013.
Recent Accounting Pronouncement
In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

3. Inventories
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$2,536	$2,846
Work-in-process	1,803	1,369
Finished goods	3,682	2,954
	$8,021	$7,169

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
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2013				December 31, 2012
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$5,802	$—	$—	$5,802	$17	$—	$—	$17
U.S. government and agency securities	—	62,720	—	62,720	—	26,579	—	26,579
Total assets measured at fair value	$5,802	$62,720	$—	$68,522	$17	$26,579	$—	$26,596
The following is a summary of our U.S. government and agency securities at September 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$62,693	$30	$(3)	$62,720

The contractual maturity dates of $43.6 million of our U.S. government and agency securities are within one year from September 30, 2013. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from September 30, 2013.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following is a summary of our cash and cash equivalents (in thousands):

	September 30, 2013	December 31, 2012
Cash	$14,297	$57,082
U.S. government and agency security	—	1,550
Money market funds	5,802	17
Cash and cash equivalents	$20,099	$58,649

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

6. Line of Credit
In December 2010, we entered into a two-year bank line of credit agreement (as amended, the Line of Credit) that provided us with the ability to borrow up to $7.0 million, subject to certain covenants and other restrictions, and bore interest at a rate equal to the greater of (i) 4.25% or (ii) the prime rate plus 1.00% per year. In December 2012, the Line of Credit was amended to extend the term for an additional two years and provide us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The Line of Credit is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. At September 30, 2013, there was no outstanding balance on the Line of Credit and we were in compliance with all applicable covenants.

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

8. Stock-Based Compensation
During the three months ended September 30, 2013, we granted to certain employees options to purchase 18,000 shares of common stock with exercise prices ranging from $17.76 to $21.94 per share. During the nine months ended September 30, 2013, we granted to certain employees options to purchase 1,229,000 shares of common stock with exercise prices ranging from $15.27 to $21.94 per share. These options had a total grant date fair value of $11.3 million that will be recognized as expense over their respective 4-year vesting periods.
We recognized stock-based compensation expense of $1.7 million and $1.0 million during the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we recognized stock-based compensation of $4.7 million and $3.0 million, respectively. As of September 30, 2013, we had $16.6 million of unrecognized stock-based compensation costs, which are expected to be recognized over a weighted average period of 2.7 years.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The following table presents product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$10,145	$7,757	$27,213	$20,024
Europe	3,962	2,678	11,899	8,088
Japan	2,620	774	4,504	2,763
Asia-Pacific	897	1,267	4,375	4,484
Other	421	126	1,575	767
Total	$18,045	$12,602	$49,566	$36,126
Our license and grant revenues are primarily generated in the United States.

11. Subsequent Event
On October 14, 2013, Fluidigm Singapore Pte Ltd. (Fluidigm Singapore), our wholly-owned subsidiary, accepted an offer of tenancy (the Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (the Landlord), relating to the lease of a facility located at Block 5008, Ang Mo Kio Avenue 5, TECHplace II, Singapore 569874. Pursuant to the terms of the Lease, it is expected that Fluidigm Singapore will be in possession of the facility commencing on March 2, 2014 for a term of 99 months. Aggregate gross rent (including service charges) due under the Lease will be SG$6.4 million (approximately US$5.1 million using the October 14, 2013 exchange rate). The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease, and a right of first refusal on certain additional space in the building beginning June 2, 2014 until June 1, 2015. We are currently evaluating the accounting for the Lease.

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
In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.
Overview
We develop, manufacture, and market microfluidic systems to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents. We actively market four microfluidic systems, including 17 different commercial IFCs for nucleic acid analysis, and three families of assay chemistries. Our systems are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. We have sold over 870 systems to customers in over 30 countries worldwide.
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

Our total revenue grew from $33.6 million in 2010 to $52.3 million in 2012, and for the nine months ended September 30, 2013, our total revenue was $50.3 million. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2013, our accumulated deficit was $252.7 million.
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
There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2013 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 12, 2013.
Results of Operations
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013		2012
Revenue:
Instruments	$10,894	$6,750		$28,964		$19,548
Consumables	7,151	5,852		20,602		16,578
Product revenue	18,045	12,602	—	49,566	—	36,126
License revenue	78	15		242		53
Grant revenue	164	165		494		496
Total revenue	$18,287	$12,782	—	$50,302	—	$36,675
The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
United States	$10,145	56%	$7,757	62%	$27,213	55%	$20,024	55%
Europe	3,962	22%	2,678	21%	11,899	24%	8,088	23%
Japan	2,620	15%	774	6%	4,504	9%	2,763	8%
Asia-Pacific	897	5%	1,267	10%	4,375	9%	4,484	12%
Other	421	2%	126	1%	1,575	3%	767	2%
Total	$18,045	100%	$12,602	100%	$49,566	100%	$36,126	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 21% and 18% of our total revenue in the three and nine months ended September 30, 2013, respectively, and 21% and 20% of our total revenue in the three and nine months ended September 30, 2012, respectively.

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012
Total Revenue
Total revenue increased by $5.5 million, or 43%, to $18.3 million for the three months ended September 30, 2013, compared to $12.8 million for the three months ended September 30, 2012.
Product Revenue
Product revenue increased by $5.4 million, or 43%, to $18.0 million for the three months ended September 30, 2013, compared to $12.6 million for the three months ended September 30, 2012.
Instrument revenue increased by $4.1 million, or 61%, primarily driven by increased unit sales of our analytical systems and increased unit sales of our preparatory systems, including our C1 Single-Cell Auto Prep System, which was first sold as a new product in the third quarter of 2012. Also contributing to the increase to a lesser extent were higher revenues from service offerings and higher average unit selling prices of our instrument systems.
Consumables revenue increased by $1.3 million, or 22%, primarily due to growth in IFC unit volume, which was driven by increased sales to production genomics customers, and, to a lesser extent, higher average selling prices, increased sales to research customers, and increased sales of assays and reagents. The revenue increase was offset in part by a shift in sales mix to IFCs with lower average selling prices. Annualized IFC pull-through for our analytical systems was within our historical range of $40,000 to $50,000 per system and above the historical range of $10,000 to $15,000 per system for preparatory systems.
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
Grant revenue was $0.2 million for each of the three months ended September 30, 2013 and 2012.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended September 30,
	2013	2012
Cost of product revenue	$5,138	$3,518
Product margin	72%	72%
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
Cost of product revenue increased by $1.6 million, or 46%, to $5.1 million for the three months ended September 30, 2013 primarily due to increased product revenue. Overall cost of product revenue as a percentage of related revenue was relatively flat at approximately 28% for the three months ended September 30, 2013 and 2012. The favorable effects of higher average selling prices for consumables and instruments, increased IFC capacity utilization and production yields, and improved instrument distribution and logistics efficiency were offset by a higher product mix of lower margin instrument systems relative to consumables, higher production costs for assays and reagents, and higher analytical systems materials costs.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended September 30,
	2013	2012
Research and development	$5,004	$4,071
Selling, general and administrative	12,097	9,102
Total operating expenses	$17,101	$13,173
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
Research and development expense increased $0.9 million, or 23%, to $5.0 million for the three months ended September 30, 2013, compared to $4.1 million for the three months ended September 30, 2012. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $0.7 million, and an increase in facility expenses of $0.2 million. We incurred these costs to support our development and commercialization of new and existing products and services.
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
Selling, general and administrative expense increased $3.0 million, or 33%, to $12.1 million for the three months ended September 30, 2013, compared to $9.1 million for the three months ended September 30, 2012. The increase was primarily due to an increase in headcount and other compensation-related costs of $1.7 million, and to a lesser extent, an increase in legal fees of $0.5 million, an increase in sales and marketing activities of $0.3 million, and an increase in accounting and outside services of $0.2 million. The increase was primarily driven by expansion of our worldwide commercial capabilities, and to a lesser extent, general and administrative expense to support our growth and legal fees related to litigation against NanoString Technologies, Inc.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Litigation Settlement
Pursuant to the terms of a patent cross license agreement with Applied Biosystems, LLC (now part of Life Technologies Corporation, or Life), we are obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment is due and payable under the license agreement. We intend to dispute Life’s claim to the contingent payment, but it is probable that we will make the payment while reserving our rights to dispute the obligation. Among other reasons, we would make the payment to avoid what would be, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could subject our relevant product lines to risks associated with patent infringement litigation.  As we believe that making the disputed payment is probable, we accrued a loss contingency of $1.0 million in the three months ended September 30, 2013.

Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income and expense items for each period presented (in thousands):

	Three Months Ended September 30,
	2013	2012
Interest expense	$(1)	$(107)
Other income (expense), net	709	(75)
In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during the three months ended September 30, 2013. As a result, interest expense decreased by $0.1 million, or 99%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We expect interest expense to be less in 2013 compared to 2012 because we have fully repaid our long-term debt.
Other income, net increased by $0.8 million for the three months ended September 30, 2013 compared to other expense, net of $75,000 for the three months ended September 30, 2012 primarily because of the $0.6 million gain resulting from settlement of litigation filed by us against NanoString Technologies, Inc.
Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012
Total Revenue
Total revenue increased by $13.6 million, or 37%, to $50.3 million for the nine months ended September 30, 2013, compared to $36.7 million for the nine months ended September 30, 2012.
Product Revenue
Product revenue increased by $13.4 million, or 37%, to $49.6 million for the nine months ended September 30, 2013, compared to $36.1 million for the nine months ended September 30, 2012.
Instrument revenue increased by $9.4 million, or 48%, primarily driven by increases in unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, and to a lesser extent, increases in unit sales of our analytical systems. Increased sales of our service offerings and higher average selling prices of our instrument systems also contributed to the increase in instrument revenue. The revenue increase was offset in part by lower unit sales of our EP1 system, an analytical systems instrument.
Consumables revenue increased by $4.0 million, or 24%, primarily due to growth in IFC unit volume, driven by increased sales to production genomics customers. Annualized IFC pull-through for our analytical systems was within our historical range of $40,000 to $50,000 per system and above the historical range of $10,000 to $15,000 per system for preparatory systems. Increases in assays and reagents sales also contributed to the increase in consumables revenue.
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
Grant revenue was $0.5 million for each of the nine months ended September 30, 2013 and 2012.

Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Nine Months Ended September 30,
	2013	2012
Cost of product revenue	$14,273	$10,990
Product margin	71%	70%
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
Cost of product revenue increased by $3.3 million, or 30%, to $14.3 million for the nine months ended September 30, 2013 from $11.0 million for the nine months ended September 30, 2012 primarily due to increased product revenue. Cost of product revenue as a percentage of related revenue was 29% and 30% for the nine months ended September 30, 2013 and 2012, respectively. This improvement was driven by higher IFC capacity utilization and improved production yields; higher average unit selling prices for instruments and IFCs; and a favorable change in the instruments sales mix primarily due to increased sales of our C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, which has a higher margin than other instruments. This was offset in part by a higher product mix of lower margin instrument systems relative to consumables; higher production costs for assays and reagents; and higher service costs.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Research and development	$14,198	$12,337
Selling, general and administrative	34,840	27,926
Total operating expenses	$49,038	$40,263
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
Research and development expense was $14.2 million for the nine months ended September 30, 2013, an increase of $1.9 million, or 15%, compared to $12.3 million for the nine months ended September 30, 2012. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $1.3 million, and an increase in facility expenses of $0.5 million. These increased costs were in support of our development and commercialization of new and existing products and services.
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
Selling, general and administrative expense increased $6.9 million, or 25%, to $34.8 million for the nine months ended September 30, 2013, compared to $27.9 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in headcount and other compensation-related costs of $5.0 million, and to a lesser extent, an increase in sales and marketing activities of $1.0 million, and an increase in legal fees of $0.8 million. The increase was primarily driven by expansion of worldwide commercial capabilities to support our growth, and to a lesser extent, general and administrative expense to support our growth and legal fees related to litigation against NanoString Technologies, Inc.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Litigation Settlement
Pursuant to the terms of a patent cross license agreement with Life, we are obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment is due and payable under the license agreement. We intend to dispute Life’s claim to the contingent payment, but it is probable that we will make the payment while reserving our rights to dispute the obligation. Among other reasons, we would make the payment to avoid what would be, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could subject our relevant product lines to risks associated with patent infringement litigation.  As we believe that making the disputed payment is probable, we accrued a loss contingency of $1.0 million in the three months ended September 30, 2013.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income and expense items for each period presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Interest expense	$(13)	$(616)
Gain from sale of investment in Verinata	1,777	—
Other income (expense), net	457	(127)
Interest expense decreased $603,000, or 98%, to $13,000 for the nine months ended September 30, 2013, compared to $616,000 for the nine months ended September 30, 2012. In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during the nine months ended September 30, 2013. We expect interest expense to be less in 2013 compared to 2012 because we have fully repaid our long-term debt.
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
Other income, net increased $0.6 million to $0.5 million for the nine months ended September 30, 2013 compared to other expense, net of $0.1 million for the nine months ended September 30, 2012 primarily because of the $0.6 million gain resulting from settlement of litigation filed by us against NanoString Technologies, Inc., partially offset by net foreign exchange losses resulting primarily from unfavorable change in the Japanese Yen.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2013, our principal sources of liquidity consisted of $20.1 million of cash and cash equivalents and $62.7 million of investments. As of September 30, 2013, our working capital totaled $74.4 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash flow summary
Net cash used in operating activities	$(4,829)	$(13,979)
Net cash (used in) provided by investing activities	(37,182)	16,444
Net cash provided by financing activities	3,501	49,953
Net (decrease) increase in cash and cash equivalents	(38,550)	52,458
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
Net cash used in operating activities was $4.8 million for the nine months ended September 30, 2013, compared to $14.0 million for the nine months ended September 30, 2012, a decrease of $9.2 million. Cash used for working capital purposes decreased by $4.3 million, driven primarily by increased cash collections from our customers and increase in accounts payable. Our net loss, adjusted for non-cash and non-operating items and deferred revenue, for the nine months ended September 30, 2013 decreased by $4.9 million, compared to the same period in 2012.
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
Net cash used in investing activities was $37.2 million during the nine months ended September 30, 2013. Net cash used in investing activities primarily consisted of purchases of investments of $56.8 million, purchase of intangible assets from Helicos Biosciences Corporation and related transaction costs of $1.0 million, and purchases of capital equipment of $1.6 million to support growth in our commercial and manufacturing operations, partially offset by proceeds from sales and maturities of investments of $19.1 million and proceeds from the sale of our investment in Verinata of $3.1 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.5 million during the nine months ended September 30, 2013 from proceeds received in connection with the exercise of options for our common stock.
Net cash provided by financing activities was $50.0 million during the nine months ended September 30, 2012 primarily relating to proceeds of approximately $56.1 million, net of underwriting discounts, commissions and offering expenses, from our underwritten public offering completed in August 2012, proceeds from the exercise of options to purchase our common stock of $2.1 million, and proceeds from our line of credit of $1.9 million, partially offset by repayment of principal on our long-term debt of $10.2 million.
Capital Resources
At September 30, 2013, our working capital was $74.4 million, including cash, cash equivalents, and investments of $82.8 million. We have a bank line of credit agreement that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At September 30, 2013, we had no borrowing outstanding under the bank line of credit. We are estimating capital expenditures to be higher in 2013 primarily to continue our improvements in manufacturing productivity, equipment for research and development to support development and commercialization of new and existing products and services, sales demonstration and loaner equipment to service the growth in our global customer base, and computer equipment and software to support our growth.
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
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
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
On October 14, 2013, Fluidigm Singapore Pte Ltd. (Fluidigm Singapore), our wholly-owned subsidiary, accepted an offer of tenancy (the Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (the Landlord), relating to the lease of a facility located at Block 5008, Ang Mo Kio Avenue 5, TECHplace II, Singapore 569874. Pursuant to the terms of the Lease, it is expected that Fluidigm Singapore will be in possession of the facility commencing on March 2, 2014 for a term of 99 months. Aggregate gross rent (including service charges) due under the Lease will be SG$6.4 million (approximately US$5.1 million using the October 14, 2013 exchange rate). The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease, and a right of first refusal on certain additional space in the building beginning June 2, 2014 until June 1, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of September 30, 2013 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $20.1 million at September 30, 2013. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $62.7 million in investments at September 30, 2013 held primarily in U.S. government and agency securities. The contractual maturity dates of $43.6 million of our U.S. government and agency securities are within one year from September 30, 2013. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from September 30, 2013. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint sought to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark System, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. On January 4, 2013, NanoString answered the complaint, denying the allegations against it. On April 22, 2013, we amended our complaint to add new facts and information in support of our existing claims. On May 9, 2013, NanoString filed an amended answer, denying the further allegations against it. The parties engaged in written discovery and document production, and a jury trial was set to begin on March 24, 2014. In addition, we filed a lawsuit on April 5, 2013 in Singapore against NanoString alleging malicious falsehood in advertising and trademark infringement. On September 30, 2013, we and NanoString agreed to settle the lawsuits. The terms of the settlement require NanoString to, among other things, remove all references – from its marketing materials, website, and promotional activities – to a single-cell comparison study comparing Fluidigm and NanoString single-cell products, as well as recall and destroy all materials related to and/or based on the study. The case brought in the United States District Court in the Northern District of California was dismissed on October 22, 2013, and the case brought in Singapore was discontinued on October 29, 2013.

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
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $11.9 million, $19.0 million, $22.5 million, and $16.9 million during the nine months ended September 30, 2013 and the years 2012, 2011, and 2010, respectively. As of September 30, 2013, we had an accumulated deficit of $252.7 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
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
We manufacture all of our instruments and IFCs for commercial sale at our facility in Singapore and our assays for commercial sale at our headquarters in South San Francisco, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, and assays would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
The current leases for our manufacturing facility in Singapore expire at various times through August 2016 and our current lease for office and laboratory space at our headquarters in South San Francisco expires in April 2020. On October 14, 2013, Fluidigm Singapore Pte Ltd., or Fluidigm Singapore, our wholly-owned subsidiary, accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and qualification of the new facility, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. If our manufacturing capabilities are impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
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
We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. For example, we expect to consolidate our manufacturing operations in a new facility in the third quarter of 2014. Such a move will involve significant expense, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. In addition, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business. If our manufacturing activities are adversely impacted by our move, or if we are otherwise unable to keep up with demand for our products by successfully manufacturing, assembling, testing, and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.
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
During the nine months ended September 30, 2013 and the years 2012, 2011, and 2010, approximately 45%, 47%, 47%, and 45%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. Engaging in international business inherently involves a number of difficulties and risks, including:

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
We believe our facilities located in Singapore and South San Francisco, California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore expire at various times through August 2016 and our current lease for office and laboratory space at our headquarters in South San Francisco expires in April 2020. In order to meet long-term demand for our microfluidic systems, we believe that we will need to add to our existing manufacturing space in Singapore or move all of our manufacturing facilities to a new location in Singapore in 2014. On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and qualification of our new facility, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. If our ability to utilize the new facility for manufacturing operations is delayed, we may not be able to meet long-term demand for our microfluidic systems, which could adversely impact our business. We cannot provide assurances that we will be able to secure a lease on a different manufacturing facility on acceptable terms and on a timely basis, if at all, to meet our future manufacturing needs.

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
As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. For example, some of our products provide for the testing and analysis of genetic material, and patent rights relating to genetic materials remain a developing area of patent law. A recent U.S. Supreme Court decision held, among other things, that claims to isolated genomic DNA occurring in nature are not patent eligible, while claims relating to synthetic DNA may be patent eligible. We expect the ruling will result in additional litigation in our industry. In addition, third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., a wholly-owned subsidiary of Life Technologies Corporation (collectively referred to as Life), asserting that our BioMark System for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into license agreements with Life which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.
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
Our rights to use the technology we license are subject to the negotiation and continuation of those licenses. Certain of our licenses contain provisions that allow the licensor to terminate the license upon specific conditions. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful and the license is terminated, we might be barred from marketing, producing, and selling some or all of our products, which would have an adverse effect on our business. For example, pursuant to the terms of a license agreement entered into with Life in June 2011, we are obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. On October 16, 2013, Life provided notice that the $1.0 million payment is due and payable under the license agreement. We believe that at least one of the conditions of the milestone payment remains unmet and intend to dispute Life’s claim to the contingent payment. However, if the matter is not resolved in our favor, our license to certain Life patent filings under the agreement could terminate, subjecting our relevant product lines to risks associated with patent infringement litigation.
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
Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of September 30, 2013, we had 25,590,797 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 51% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.
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
As of September 30, 2013, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 55% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On February 9, 2011, our registration statement on Form S-1 (File No. 333-170965) was declared effective for the initial public offering of our common stock, or IPO. Through September 30, 2013, the net proceeds from our IPO have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $5.0 million for the repayment of our bank line of credit, $43.3 million for research and development expenses, $10.2 million for general corporate purposes including selling, general and administrative expenses, and litigation settlement expense, and $5.7 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life Technologies Corporation, or Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: November 7, 2013	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: November 7, 2013	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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