Form 10-K
period 2013-12-31
FLUIDIGM CORP
filed 2014-03-12
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-34180
______________________________________
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
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $322,715,572 (based on a closing sale price of $17.46 per share as reported for the NASDAQ Global Market on June 28, 2013). For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers and directors as of June 28, 2013 and shares of common stock held by persons who held more than 10% of the outstanding common stock of the registrant as of June 28, 2013 (based solely upon Schedule 13G filings made with the SEC) have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 28, 2014 was 27,873,761.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated

Fluidigm Corporation
Fiscal Year 2013
Form 10-K
Annual Report
______________________________________

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
“Access Array,” “BioMark,” “C1,” “CyTOF,” “D3,” “DELTAgene,” “DVS Sciences,” “Dynamic Array,” “Digital Array,” “EP1,” “FC1,” “FLEXsix,” “Fluidigm,” the Fluidigm logo, “MSL,” “NanoFlex,” “qdPCR,” “SINGuLAR,” and “SNPtype” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS
On February 13, 2014, we completed the acquisition of DVS Sciences, Inc., or DVS, which develops, manufactures, markets, and sells multi-parameter single-cell protein analysis systems. The information set forth under this “Business" section relates principally to our business of manufacturing, marketing, and selling microfluidic systems for single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. For information relating to the acquisition of DVS and DVS's business, please refer to the subsections entitled "Recent Developments—Acquisition of DVS Sciences, Inc." and "—Business of DVS.”
Overview
We develop, manufacture, and market microfluidic systems to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits (IFCs), assays, and reagents. We actively market four microfluidic systems, including 18 different commercial IFCs, and three families of assay chemistries. Our systems are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. As of December 31, 2013, we had sold approximately 920 systems to customers in 35 countries worldwide.
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
We have successfully commercialized our BioMark, BioMark HD, and EP1 Systems for genetic analysis; our C1 Single-Cell Auto Prep System for single-cell sample preparation for targeted gene expression, microRNA analysis, mRNA sequencing, and targeted DNA sequencing; and our Access Array System for sample preparation for targeted next-generation DNA sequencing. Researchers and clinicians have successfully employed our products to help achieve breakthroughs in a variety of fields, including single-cell gene expression, gene regulation, genetic variation, cellular function, and applied genetics. These include using our microfluidic systems to help detect life-threatening mutations in cancer cells, discover cancer associated biomarkers, analyze the genetic composition of individual stem cells, and assess the quality of agricultural products, such as seeds or livestock. We believe our Access Array System resolves a critical workflow bottleneck that exists in all commercial next-generation DNA sequencing platforms and provides fast, simple, low-cost preparation of samples for targeted resequencing. In addition, our C1 Single-Cell Auto Prep System provides an easy and highly reproducible sample preparation workflow, enabling rapid exploration of unique attributes of individual cells without the technical variability and costs of manual workflows. We expect that the versatility of our microfluidic technology will enable us to develop additional applications across a wide variety of markets.
We have grown our total revenue from $42.9 million in 2011 to $71.2 million in 2013. Our product margin has increased from 67% in 2011 to 71% in 2013. We have incurred significant net losses since our inception, including net losses of $16.5 million in 2013.
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
Our BioMark HD System performs, among other functions, high-throughput gene expression analysis, including single-cell targeted gene expression analysis, and SNP genotyping, and our EP1 System performs, among other functions, SNP genotyping. Competing technologies, such as pre-formatted arrays, bead arrays, and microarrays, are limited and inflexible because they require nucleic acid sequences on the device to be pre-specified when the chip or other consumable is manufactured. In contrast, our microfluidic systems allow researchers to utilize and easily tailor their assays to meet their experimental needs. We believe our systems also offer meaningful cost savings because they operate on nanoliter volumes of reagents and samples, which represents a small percentage of the amount required by conventional systems.
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
The integrated workflow and precision of our systems enable researchers to perform gene expression analysis on single cells on a scale that is impractical with conventional systems due to the cost, experimental variability, and the large amount of biological sample required to initiate the study. We launched our C1 Single-Cell Auto Prep System in June 2012, which applies our technology to, among other things, rapidly and reliably isolate, process, and profile individual cells for genomic analysis. Together, our C1 and BioMark HD Systems improve single-cell targeted gene expression analysis by allowing researchers to extract, reverse transcribe, amplify, and ultimately detect and analyze cell activity using a streamlined workflow, reducing the variability caused by multi-platform technical errors.
The high-throughput of our systems allows researchers to analyze thousands of cells. For example, our BioMark HD System can deliver over 46,000 single cell data points in one day and high-throughput configurations of our system can generate over 110,000 data points per day. Providing the combination of high-throughput and data quality necessary for single-cell targeted gene expression analysis presents significant challenges that we believe most conventional systems are unable to address in a practical manner.

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
In addition, researchers are increasingly analyzing the transcriptome at greater depth to uncover new mechanisms of cell development, metabolism, and disease using a technique called mRNA sequencing. Most standard methods for analyzing the transcriptome, such as microarrays and next-generation DNA sequencing, are impractical for single-cell analysis because those technologies require large numbers of cells for analysis and are based on complex workflows that are low-throughput and variable. The mRNA sequencing workflow on our C1 Single-Cell Auto Prep System was specifically optimized for high-throughput single-cell analysis and provides an easy, end-to-end workflow for sample preparation of up to 96 single cells for downstream detailed transcriptome analysis to rapidly study differential transcriptome profiles of diverse cell populations.
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

Products
We actively market four microfluidic systems, including 18 different commercial IFCs, as well as three families of assay chemistries. Our systems are based on one or more IFCs designed for particular applications and include specialized reagents, instrumentation, and software. All of our systems include IFC controllers (either stand-alone or embedded) that control the activation of valves and loading of reagents onto the IFC. Each IFC controller comes with software to control IFC and instrument operations for particular applications. We further provide an extensive set of protocols and application notes with all of our systems to support specific scientific applications. All of our systems are designed to be compatible with standard laboratory automation equipment.
Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Instruments BioMark HD System	Real-time PCR instrument, bundled analysis software, and chip loading platforms	SNP Genotyping, Digital PCR and Gene Expression, including Single-Cell Targeted Gene Expression

C1 Single-Cell Auto Prep System	Sample preparation system for single-cell genomics that facilitates the isolation and processing of individual cells	Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, and Single-Cell Targeted DNA Sequencing (currently available to early access customers)

EP1 System	End-point PCR instrument, bundled analysis software, and chip loading platforms	SNP Genotyping and Digital PCR

Access Array System	Sample preparation system for targeted resequencing that facilitates parallel amplification of up to 48 amplicons across 48 unique samples	Targeted Resequencing with Next-Generation DNA Sequencing
Consumables
Dynamic Array IFCs
48.48 Dynamic Array IFC	IFC based on matrix architecture, allowing users to individually assay 48 samples against 48 reagents, generating up to 2,304 real-time qPCR reactions simultaneously	Real-time qPCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression
96.96 Dynamic Array IFC	IFC based on matrix architecture, allowing users to individually assay 96 samples against 96 reagents, generating up to 9,216 real-time qPCR reactions simultaneously	Real-time qPCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression

Product	Product Description	Applications
High Precision 96.96 Genotyping IFC
IFC that enables high sample throughput which can deliver more than 36,000 data points in a day with a minimum call rate of 99.9%, a level of precision that is vital to production and human genomics laboratories
SNP Genotyping
192.24 Dynamic Array IFC for Genotyping	IFC that allows users to genotype 192 samples against 24 assays in a single run, generating up to 4,608 parallel reactions	SNP Genotyping

192.24 Dynamic Array IFC for Gene Expression	IFC that enables high sample throughput of 576 samples across 24 genes in an 8-hour day	Gene Expression
FLEXsix Gene Expression IFC	IFC that utilizes a new architecture which incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs	Gene Expression

Digital Array IFCs
12.765 Digital Array IFC	IFC based on partitioning architecture, allowing users to divide samples into up to 765 chambers in each of the 12 panels for up to 9,180 reactions per IFC	Digital PCR, Copy Number Variation and Mutation Detection

48.770 Digital Array IFC	IFC based on partitioning architecture, allowing users to divide samples into up to 770 chambers in each of the 48 panels for up to 36,960 reactions per IFC	Digital PCR, Copy Number Variation and Mutation Detection

qdPCR 37K IFCs
IFC that combines digital and quantitative real-time PCR to provide real-time analysis of up to 36,960 digital PCR reactions per IFC with high-throughput and precision, performing at a 99.9% success rate, which is critical in high-sensitivity applications, such as rare mutation detection, GMO testing, and aneuploidy detection
Digital PCR, Copy Number Variation and Mutation Detection

C1 Single-Cell Auto Prep Array IFCs
IFC that captures and prepares individuals cells for genomic analysis, and uses integrated thermal and pneumatic controls at nanoliter scale to enable the performance of all steps of the single-cell genomic workflow without intervention; designed to maximize cell capture efficiency based on cell size (5-25 micron); available in three sizes per application

Sample Preparation for Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, and Single-Cell Targeted DNA Sequencing (currently available to early access customers)

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
Gene Expression, Single-Cell Targeted Gene Expression, and SNP Genotyping
Access Array Target-Specific Primers	Allows for fast, simple and inexpensive preparation of up to 480 amplicons per sample at a time	Targeted Resequencing with Next-Generation DNA Sequencing

The BioMark HD System
Our BioMark HD System performs high-throughput gene expression analysis, single-cell targeted gene expression analysis, SNP genotyping, and digital PCR using Fluidigm DELTAgene and SNPtype assays, other chemistries, and Fluidigm Dynamic Array and Digital Array IFCs.
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
The C1 Single-Cell Auto Prep System
Our C1 Single-Cell Auto Prep System enables rapid and reliable isolation, processing, and profiling of individual cells for genomic analysis for key applications, such as single-cell targeted gene expression, single-cell microRNA analysis, single-cell mRNA analysis, and single-cell targeted DNA sequencing, using our C1 Single-Cell Auto Prep Array IFCs and C1 reagent kit. Our C1 Single-Cell Auto Prep System includes software that features pipetting templates, predefined and validated methods, and our SINGuLAR Data Analysis Toolset to view and interpret single-cell genomic data. Coupled with the BioMark HD System, the C1 Single-Cell Auto Prep System streamlines genomic analysis to support up to 96 individual cells across 96 transcripts for candidate gene studies or quality control of complementary DNA, or cDNA, libraries prior to mRNA sequencing.
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
The Access Array System
The Access Array System is used with the Access Array IFC to enable automated PCR-based target enrichment, barcoding, and tagging of targeted resequencing libraries, at a cost of $10 per sample or less. The Access Array System can be used in conjunction with our BioMark HD System to provide real-time monitoring of amplification steps.
The Access Array System is comprised of two IFC controllers and a single stand-alone thermal cycler. This system can load Access Array IFCs, amplify and tag the regions of interest, and recover the sample for loading into a next-generation DNA sequencer. We provide optimized barcoding primers, or Access Array Barcode Libraries, for use with Roche, Life Technologies Corporation (now part of Thermo Fisher Scientific), and Illumina sequencing platforms. When used with the Access Array IFC, the barcode library enables the user to pool products of different samples, perform amplification of all samples in parallel, and then sequence the pooled samples as a single sample. We also offer the D3 Assay Design Service to provide validated custom primer sets for users.
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
Instrumentation and Software
We have developed instrumentation technology to load samples and reagents onto our IFCs and to control and monitor reactions within our IFCs. Our line of IFC controllers consists of commercial pneumatic components and both custom and commercial electronics. They apply precise control of multiple pressures to move fluid and control valve states in a microfluidic IFC. Our BioMark HD System consists of a custom fast thermal cycler packaged with a sophisticated fluorescence imaging system. Our FC1 cycler is a custom thermal cycler capable of very rapid cycling: 45 cycles in 30 minutes. Our EP1 instrument is a fluorescence reader designed for end-point imaging, suitable for genotyping and digital PCR applications. All of these instruments are designed to be easily introduced into standard automated lab environments.
We have developed specialized software to manage and analyze the unusually large amounts of data produced by our systems. Our BioMark HD System’s gene expression analysis software automatically measures individual real-time qPCR reactions from fluorescent images and generates amplification threshold crossing values, allowing researchers to readily perform complete normalized comparative gene expression analysis across large numbers of samples and assays. Similarly, our SNP genotyping analysis software automatically clusters fluorescent intensities from individual genotype reactions and makes genotype calls across individual and multiple IFC runs. Our digital PCR analysis software automatically calculates absolute copy number and copy number ratios from digital PCR experiments. Our melting curve analysis software supports genotyping from data collected on the BioMark HD System. More recently, we developed bioinformatic tools for single-cell genomics for our C1 Single-Cell Auto Prep and BioMark HD Systems, the SINGuLAR Analysis Toolset, to facilitate the analysis and visualization of single-cell gene expression data.
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
Sales and Marketing
We distribute our microfluidic systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our domestic and international sales force informs our current and potential customers of current product offerings, new product introductions, technological advances in our microfluidic systems and workflows, and notable research being performed by our customers or ourselves. As our primary point of contact in the marketplace, our sales force focuses on delivering a consistent marketing message and high level of customer service, while also attempting to help us better understand our customers' needs. As of December 31, 2013, we had 97 people employed in sales, sales and technical support, and marketing, including 50 sales representatives and technical pre-sales specialists located in the field. We intend to significantly expand our sales, support, and marketing efforts in the future.
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
Single-Cell Genomics Collaborations
In May 2012, in collaboration with the Broad Institute, we announced the launch of the Single-Cell Genomics initiative, or SCGi, a new research center dedicated to accelerating the development of research methods and discoveries in mammalian single-cell genomics. The SCGi facilitates collaborative development by single-cell genomics researchers of novel single-cell, microfluidic approaches for gene expression profiling, RNA/DNA sequencing, and epigenetic analysis, and to develop and disseminate new application workflows, reagents, bioinformatics tools, and data sets to the greater scientific community. The SCGi is located at the Broad Institute in Cambridge, Massachusetts, and features a complete suite of our single-cell tools, protocols, and technologies, most notably the BioMark HD System.
In December 2012, in collaboration with the Genome Institute of Singapore, or GIS, an institute under the umbrella of the Agency for Science, Technology and Research, we announced the establishment of the Single-Cell ‘Omics Center, or SCOC, the first research center in Asia exclusively dedicated to accelerating the understanding of how individual cells work, and how diagnosis and treatment might be enhanced through insight derived from single cells. The SCOC provides integrated analytics for single-cell genomic applications to the region’s single-cell genomics researchers. The SCOC is located in dedicated laboratory space at GIS facilities in Biopolis, Singapore, and features the full capabilities of our C1 Single-Cell Auto Prep and BioMark HD Systems for single-cell targeted gene expression analytics and validation.
Customers
We have sold our C1 Single-Cell Auto Prep, BioMark, BioMark HD, EP1, and Access Array Systems to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. As of December 31, 2013, we had sold approximately 920 systems to customers in 35 countries. No single customer represented more than 10% of our total revenue for 2013, 2012, or 2011.
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
The leases for our current manufacturing facility in Singapore will terminate on September 30, 2014. On October 14, 2013, Fluidigm Singapore Pte. Ltd., or Fluidigm Singapore, our wholly-owned subsidiary, accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. We expect that our existing manufacturing capacity, and anticipated manufacturing capacity under the new lease, for instrumentation and IFCs is sufficient to meet our needs at least through 2016 and, with anticipated modifications for additional capacity, through 2018.

We rely on a limited number of suppliers for certain components and materials used in our products. While we are in the process of qualifying additional sources of supply, we cannot predict how long that qualification process will last. If we were to lose one or more of our limited source suppliers, it would take significant time and effort to qualify alternative suppliers. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our BioMark System, specialized pneumatic and electronic components for our C1 Single-Cell Auto Prep System, and certain raw materials for our DELTAgene and SNPtype assays and Access Array Target-Specific primers. With respect to many of our suppliers, we are neither a major customer, nor do we have long term supply contracts. These suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms.
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
Assay and Reagent Development. We intend to enhance our SNPtype genotyping assays, DELTAgene gene expression assays, and Access Array Target-Specific primer sets with improved performance and features. For genotyping, we plan to improve our SNPtype bioinformatic pipelines to support additional types of mutations, improve assay design rates for difficult areas of the genome, and offer it in additional formats. For gene expression, we intend to lower sample preparation reagents with lower costs and to increase the multiplexing to enable analysis of larger sets of genes. We currently support most major third party commercial sequencing platforms, and we plan to provide reagents necessary to support Access Array Target-Specific primer sets for new major platforms as they are developed. In 2013, we introduced the D3 Assay Design Service to provide customers with automated submission and feedback tools to improve the design assay design experience.
Integrated Fluidic Circuit and Instrument Architectures. We intend to develop additional products to strengthen the capabilities of our existing Dynamic Array, Access Array, and C1 Single-Cell Auto Prep Array IFC product families. We intend to design IFC architectures that are more flexible and cost effective for researchers with smaller numbers of assays or smaller numbers of samples. We plan to evaluate next-generation instrument architectures supporting these new IFC formats with analytical capability and other features. We are developing additional IFCs for use with our C1 Single-Cell Auto Prep System that are expected to capture a larger numbers of cells and further integrate traditional cell biology methods with modern genomic analysis.
Single-Cell Genomics Applications. In late 2012, we launched our mRNA sequencing workflow, which is specifically optimized for high-throughput single-cell analysis and enables larger scale, transcriptome-wide studies. In late 2013, we announced our universal sample preparation workflow for single-cell DNA sequencing that runs on our C1 Single-Cell Auto Prep System, which is currently available to early access customers. We also introduced our SINGuLAR Analysis Toolset for analyzing and visualizing single-cell gene expression data in 2013.
We intend to expand the menu of single-cell applications available on our C1 Single-Cell Auto Prep System to include additional RNA and DNA analysis methods and a new protein analysis protocol. We are also developing gene expression reference data sets of individual cells from diverse cell populations, which we intend to make available to the broader scientific community and use to support new user training, develop new analysis tools, and assist in the establishment of applicable quality standards.
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
Our research and development expenses were $20.0 million, $16.6 million, and $13.9 million in 2013, 2012, and 2011, respectively. As of December 31, 2013, 71 of our employees were engaged in research and development activities.
Competition
We compete with both established and development stage life science companies that design, manufacture, and market instruments for gene expression analysis, genotyping, other nucleic acid detection, and additional applications. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific), LGC Limited, Luminex Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc., Thermo Fisher Scientific Inc., and WaferGen Bio-Systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets.
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
As of December 30, 2013, we owned or licensed over 300 patents and we had approximately 200 pending patent applications worldwide. Our patents have expiration dates ranging from 2018 to 2031. The U.S. issued patents we have licensed from Caltech expire between 2017 and 2030.
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
On June 30, 2011, we settled certain litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its Applied Biosystems, LLC subsidiary, referred to as Life, relating to various patent rights of the two companies. Specifically, the agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from Caltech. The agreements provide for various royalty payments by each of the parties, including a royalty on certain Life instruments. In July 2011, pursuant to the terms of the agreements, we paid Life $2.0 million in connection with our exercise of an option to preclude Life from initiating litigation under its patents existing as of June 30, 2011 against our customer’s for two years and against our company, with respect to our current products and equivalent future products, for four years, subject to certain exceptions. Pursuant to the terms of a patent cross license agreement, we are obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We accrued a loss contingency of $1.0 million on September 30, 2013 and on January 30, 2014, we paid Life the amount due while reserving our rights with respect to such matter. Among other reasons, we made the payment to avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation.
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
Government Regulation
Pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or FFDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, in vitro diagnostic products, or IVDs used for clinical purposes. Our products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences and clinical laboratories that conduct research, and pharmaceutical and biotechnology companies for non-diagnostic purposes. Our products are not intended for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only. Accordingly, they are subject only to limited, specific regulation with respect to labeling as IVD medical devices by the FDA. In particular, while FDA regulations require that research use only products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” or RUO products, the regulations do not subject such products to the FDA’s broader pre- and post-market controls for medical devices. In November 2013, the FDA issued a final guidance document intended to clarify the types of in vitro diagnostic products that are properly labeled “for research use only.” The guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA.

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
We would need to continue to invest significant time and other resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. Although we are continuing to evaluate these issues in light of the new guidance, we currently do not have any specific plans to seek regulatory approvals.
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
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The primary regulatory environment in Europe is that of the European Union, or EU, which includes most of the major countries in Europe. Currently, 28 countries make up the EU. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system standards, regulations in each country may vary substantially which can affect timelines of introduction. Additionally, we understand that RUO products, such as ours, are not currently subject to regulation as medical devices in the EU or by agencies comparable to the FDA in other countries.
Property and Environmental Matters
We lease approximately 48,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. The leases for approximately 28,000 square feet of manufacturing and office space at our current facility in Singapore will terminate on September 30, 2014. Additionally, we have entered into a lease for a new manufacturing facility in Singapore, which expires on June 1, 2022, and we expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. As of December 31, 2013, we also leased office space in Japan, China, and France, with various expiration dates through March 2016. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities under our new Singapore lease and otherwise available on commercially reasonable terms, will be sufficient to meet our needs through 2016.
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
Geographic Information
During the last three years, a majority of our revenue was generated within the United States and Europe and a majority of our long-lived assets are located within the United States and Singapore. Product revenue received from customers outside the United States totaled $33.9 million, or 48% of our total product revenue, in 2013, compared to $24.2 million, or 47% of our total product revenue, in 2012, and $18.9 million, or 47% of our total product revenue, in 2011. Please see Note 14 of the notes to our audited consolidated financial statements for additional information for geographic areas.
Seasonality
In 2010, 2011, and 2012, our product revenue was higher in the fourth quarter of the year than in the first quarter of the next year reflecting numerous factors, including, among others, seasonal variations in customer operations and customer budget and capital spending cycles.
Employees
As of December 31, 2013, we had 325 employees, of which 71 work in research and development, 59 work in general and administrative, 98 work in manufacturing, and 97 work in sales, sales and technical support, and marketing. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.

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
Executive Officers
The following table sets forth the names, ages (as of February 28, 2014) and positions of our executive officers:

Name	Age	Position
Gajus V. Worthington	44	President, Chief Executive Officer, and Director
Vikram Jog	57	Chief Financial Officer
Robert C. Jones	59	Executive Vice President, Research and Development
William M. Smith	62	Executive Vice President, Legal Affairs, General Counsel, and Secretary
Fredric Walder	56	Chief Operating Officer
Mai Chan (Grace) Yow	55	Executive Vice President, Worldwide Manufacturing and Managing Director of Fluidigm Singapore Pte. Ltd.
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
Vikram Jog has served as our Chief Financial Officer since February 2008. From April 2005 to February 2008, Mr. Jog served as Chief Financial Officer for XDx, Inc., a molecular diagnostics company. From March 2003 to April 2005, Mr. Jog was a Vice President of Applera Corporation, a life science company that is now part of Thermo Fisher Scientific, and Vice President of Finance for its related businesses, Celera Genomics and Celera Diagnostics. From April 2001 to March 2003, Mr. Jog was Vice President of Finance for Celera Diagnostics and Corporate Controller of Applera Corporation. Mr. Jog received a Bachelor of Commerce degree from Delhi University and an M.B.A. from Temple University. Mr. Jog is a member of the American Institute of Certified Public Accountants.
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
Recent Developments
Acquisition of DVS Sciences, Inc.
On February 13, 2014, we completed our acquisition of DVS (which changed its name to Fluidigm Sciences Inc. subsequent to the acquisition), pursuant to an agreement and plan of merger dated as of January 28, 2014. Pursuant to the merger agreement, DVS became our wholly-owned subsidiary. DVS’s wholly-owned subsidiary, DVS Sciences Inc., an Ontario corporation, or DVS Canada (which changed its name to Fluidigm Canada Inc. subsequent to the acquisition), remained a wholly-owned subsidiary of DVS.
The merger consideration payable by us to the former stockholders of DVS pursuant to the merger agreement consisted of approximately $117.2 million in cash (excluding the value of stock options and unvested restricted stock assumed by us), and 1,759,007 shares of our common stock. Of the aggregate cash consideration, $1.0 million was deposited in escrow to satisfy certain potential working capital adjustments, and of the stock consideration, 50.3030% of the shares was deposited into escrow to secure indemnification obligations under the merger agreement. In addition, under the terms of the merger agreement, stock options, both vested and unvested, and unvested restricted stock of DVS were converted into options and restricted stock, respectively, denominated in shares of our common stock pursuant to an exchange ratio specified in the merger agreement.
The cash consideration payable to the former stockholders of DVS was financed in part with the net proceeds from our underwritten public offering of 2.75% Senior Convertible Notes due 2034, as described in our Current Report on Form 8-K filed with the SEC on February 4, 2014.
Business of DVS
DVS Sciences Inc. was founded in 2004 as a Canadian corporation, referred to as DVS Canada. In 2010, the stockholders of DVS Canada exchanged their shares in DVS Canada for shares in a new parent company incorporated in Delaware, and DVS Canada became a wholly-owned subsidiary of DVS, the new Delaware parent corporation.
DVS develops, manufactures, markets, and sells multi-parameter single-cell protein analysis systems. DVS’s principal product is the CyTOF2 mass spectrometer, which analyzes cells labeled with heavy metal isotopes using atomic mass cytometry technology for applications in biological research. In addition, DVS offers reagents and reagent kits, as well as data analysis tools for use with its CyTOF2 instrument. For the year ended December 31, 2012 and the nine months ended September 30, 2013, DVS recognized revenue of $11.9 million and $18.5 million, respectively, and net (loss) income of ($2.6 million) and $1.5 million, respectively.
DVS’s products target the research flow cytometry market. Existing flow cytometry technologies are high-throughput with single-cell analysis capabilities. However, a key limitation of traditional flow cytometry technologies is the use of fluorescent dyes to label antibodies for detection. These fluorescent labels have emission spectra that typically overlap, making it challenging to optimize reagents to analyze many protein markers at once. The maximum number of proteins target for traditional flow cytometry is approximately 18 with significant reagent optimization involved.
Similar to flow cytometry, mass cytometry is based primarily on antibodies for detection of proteins. However, rather than utilizing fluorescent labels, DVS’s technological approach utilizes heavy metal isotope labels, which enables the ability to expand the number of parameters analyzed per individual cell to twice the number of conventional flow cytometry technologies.

DVS’s customers include leading academic and research laboratories. In North America and Europe, DVS sells and markets its products through a direct sales force, other than in Germany, Switzerland, and Austria, where it relies on a manufacturer’s representative. In Asia, it has focused its sales efforts to date on distributor relationships in Japan, Taiwan, Singapore, and Hong Kong. As of December 31, 2013, DVS had 84 full time employees. DVS maintains its commercial headquarters in Sunnyvale, California, where it also manufactures reagents. In addition, DVS manufactures instruments and conducts research and development at a facility outside Toronto, Ontario. DVS also maintains a European sales office outside London, England.
DVS and DVS Canada have sought patent protection in the United States and internationally for certain aspects of their technology through licensed intellectual property and owned intellectual property. For aspects of DVS technology for which patent protection may not be available, DVS and DVS Canada rely on protection through trade secrets, know-how or continuing technological innovation. A significant portion of DVS’s and DVS Canada’s owned patent portfolio is in the form of provisional application filings that would need to be converted to non-provisional U.S. patent applications or international patent applications. We cannot be sure that patents will be granted with respect to any of DVS’s or DVS Canada’s owned or licensed pending patent applications or with respect to any patent applications filed by DVS, DVS Canada, or their licensors in the future, nor can we be sure that any of DVS’s or DVS Canada’s existing owned or licensed patents or any patents that may be granted to DVS, DVS Canada or to their licensors in the future will protect such technology.
DVS and DVS Canada license intellectual property rights from third parties that are material to their businesses and operating results. In particular, in 2008, DVS Canada entered into a license agreement with MDS Inc., or MDS, through MDS’s Sciex division, pursuant to which DVS Canada licensed from MDS patents that cover the core technology on which the CyTOF2 mass spectrometer was based. We understand that MDS subsequently assigned the licensed patents and the license agreement, and that the patents and license agreement are now held by PerkinElmer Health Sciences, Inc., or PerkinElmer. The PerkinElmer license agreement grants DVS Canada an exclusive, royalty bearing, worldwide license under the licensed patents in the field of inductively coupled plasma-based flow cytometry, including the related analysis of elemental tagged materials, and a non-exclusive license for reagents outside the field of ICP-based flow cytometry. Among other provisions, the license agreement obligates DVS Canada to grant to PerkinElmer a non-exclusive, royalty-free license for research and development to any improvements or developments relating to the subject matter of the licensed patents that are developed by DVS Canada. In addition, DVS Canada controls the prosecution and maintenance of the licensed patents within the field, and PerkinElmer controls the prosecution and maintenance of the licensed patents for reagents outside the field, subject in each case to consultation and fair consideration of comments from the other party. PerkinElmer retains enforcement rights with respect to the licensed patents. The license agreement obligates DVS Canada to make various royalty payments to PerkinElmer, with a current minimum annual royalty of 250,000 Canadian dollars. Unless earlier terminated in accordance with the license agreement, the license expires upon the expiration or invalidation of the last licensed patent, which we currently expect to occur no sooner than December 2025. PerkinElmer may terminate the license agreement for an uncured material breach or if DVS Canada becomes insolvent, makes an assignment for the benefit of creditors, or has a petition in bankruptcy filed against it. Any loss, termination, or adverse modification of intellectual property rights licensed by DVS Canada from PerkinElmer or other third parties could have a material adverse effect on our business, operating results, and financial condition. For additional information, see the section entitled "Risk factors—Risks Related to Our Recent Acquisition of DVS" in this Form 10-K.

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
On February 13, 2014, we completed the acquisition of DVS Sciences, Inc., or DVS (which changed its name to Fluidigm Sciences Inc. immediately subsequent to the acquisition), which develops, manufactures, markets, and sells multi-parameter single-cell protein analysis systems. The risk factors set forth under “Risks Related to Fluidigm’s Business and Strategy” relate principally to our business of manufacturing, marketing, and selling microfluidic systems for single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. For the separate risks relating to the business of DVS, please refer to the section of these risk factors captioned “Risks Related to Our Recent Acquisition of DVS.”
Risks Related to Fluidigm’s Business and Strategy
Emerging market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products, or our product development and strategic plans relating to such markets may change and our entry into these emerging markets may be delayed, if it occurs at all.
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
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $16.5 million, $19.0 million, and $22.5 million during the years 2013, 2012, and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $257.3 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
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
The current leases for our manufacturing facility in Singapore will terminate on September 30, 2014 and our current lease for office and laboratory space at our headquarters in South San Francisco expires in April 2020. On October 14, 2013, Fluidigm Singapore Pte. Ltd., or Fluidigm Singapore, our wholly-owned subsidiary, accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and qualification of the new facility, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. If our manufacturing capabilities are impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
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
We rely on single source suppliers for certain components and materials used in our products. Additionally, several of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long term contracts with our suppliers of these components and materials or our assembly service providers. The loss of the single source suppliers of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply:

•
The IFCs used in our microfluidic systems are fabricated using a specialized polymer, and other specialized materials, that are available from a limited number of sources. In the past, we have encountered quality issues that have reduced our manufacturing yield or required the use of additional manufacturing processes.

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
Our customer base is primarily composed of academic institutions, clinical laboratories that use our technology to develop tests, and pharmaceutical, biotechnology and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.
The life science research and Ag-Bio markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression analysis, genotyping, PCR, digital PCR, other nucleic acid detection, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Bio-Rad Laboratories, Inc., Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific), LGC Limited, Luminex Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc., Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.
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
We expect that our revenue in the foreseeable future will be derived primarily from sales of our microfluidic systems and integrated fluidic circuits, or IFCs, to academic institutions, clinical laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding the federal government budget sequestration, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our microfluidic systems and IFCs. These reductions and delays may result from factors that are not within our control, such as:

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
Our products are currently labeled, promoted and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled and intended for research use only, they are subject only to limited regulation as medical devices by the FDA under 21 Code of Federal Regulations Section 809.10(c) with respect to their labeling. Research use only products are not currently subject to regulation as medical devices by comparable agencies of other countries. However, the FDA could disagree with our conclusion that our products are for research use only. In addition, if we change the labeling or promotion of our products in the future to include indications for human diagnostic applications or medical uses, or we have knowledge that our customers are using our products for clinical diagnostic or therapeutic purposes, our products or related applications could be subject to additional regulation as in vitro diagnostic devices, such as under the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label, promote or advertise our products for use in performing clinical diagnostics, we would first need to obtain FDA pre-market clearance or approval (depending on any product’s specific intended use and any such modified labeling claims), unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.
Further, the FDA may expand its regulatory oversight of our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratory offering LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products or any LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Recent comments by FDA Commissioner Margaret Hamburg in June 2013 indicate that the FDA is working on a new risk-based framework to regulate LDTs. We cannot predict the ultimate timing or form of any FDA guidance or regulation on LTDs.
Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In addition, if the FDA determined that our products labeled for research use only were intended for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act.
We may be required to proactively achieve compliance with certain FDA regulations and to conform our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation, or QSR, as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to QSR requirements. For clinical diagnostic products that are regulated as medical devices, the FDA enforces the QSR through pre-approved inspections and periodic unannounced inspections of registered manufacturing facilities. If we are subject to QSR requirements, the failure to comply with those requirements or take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter or an untitled letter, a delay in approving or clearing, or a refusal to approve or clear, our products, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.
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
In addition to our recent acquisition of DVS, we may make additional acquisitions to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Our acquisition of DVS was our first acquisition of another company. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:

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
The global credit and financial markets have in recent years experienced volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life science, Ag-Bio, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.
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
During the years 2013, 2012, and 2011, approximately 48%, 47%, and 47%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in other international areas. Engaging in international business inherently involves a number of difficulties and risks, including:

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
We believe our facilities located in Singapore and South San Francisco, California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore will terminate on September 30, 2014 and our current lease for office and laboratory space at our headquarters in South San Francisco expires in April 2020. On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and qualification of our new facility, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. If our ability to utilize the new facility for manufacturing operations is delayed, we may not be able to meet demand for our microfluidic systems, which could adversely impact our business. We cannot provide assurances that we will be able to secure a lease on a different manufacturing facility on acceptable terms and on a timely basis, if at all, to meet our future manufacturing needs.
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
In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process, or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our BioMark System involves real-time quantitative PCR, or qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation (now part of Thermo Fisher Scientific) and Roche Applied Science, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we continue to evaluate our need for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, or NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo one or more ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.
Risks Related to Our Recent Acquisition of DVS
Actual results relating to DVS may differ from any guidance issued by us concerning future revenue and revenue growth of DVS or the anticipated impact of the acquisition on the operating results of the combined company, and these differences could be material.
We cannot provide assurances with respect to the future revenues or revenue growth rates we may realize as a result of our acquisition of DVS. DVS’s revenues have increased substantially in recent years, and we do not expect revenue growth rates from sales of DVS’s products to continue to grow after the merger at the same rates DVS has experienced in recent periods. Moreover, although its revenues have grown on an annual basis in recent years, DVS has experienced substantial quarter-to-quarter variations in levels of demand and revenue growth for its instruments and consumables, and we expect that these variances may continue in the future. Additional risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to successfully integrate DVS; our ability to commercialize DVS products; market acceptance of DVS products; our ability to successfully launch new products and applications in DVS’s target markets; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; reduction in research and development spending or changes in budget priorities by customers; interruptions or delays in the supply of components or materials for, or manufacturing of, DVS’s products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; and the other risks identified in this prospectus and the documents incorporated by reference in this prospectus. Our actual financial condition and results of operations following the DVS acquisition may not be consistent with, or evident from, the guidance we provide. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to, or effects on, us. Any failure to meet such guidance could have a material adverse effect on the trading price or volume of our stock.
Any failure to successfully integrate DVS’s business and operations or fully realize potential synergies from the acquisition in the expected time frame would adversely affect our business, operating results, and financial condition.
We do not have a history of acquiring other companies, and the success of the DVS acquisition will depend, in part, on our ability to successfully integrate DVS’s business and operations and fully realize the anticipated benefits and potential synergies from combining our business with DVS’s business. To realize these anticipated benefits and potential synergies, we must successfully combine these businesses. If we are unable to achieve these objectives following the acquisition, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
We completed our acquisition of DVS in February 2014 and have only begun the integration process. In connection with the integration process, we could experience the loss of key employees, loss of key customers, decreases in revenues and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
DVS licenses core intellectual property rights covering its products under agreements with several third parties. Termination of or disputes relating to any of these license agreements would have a material adverse effect on our business, operating results, and financial condition and could result in our inability to sell DVS’s flow cytometry products and otherwise to realize the benefits associated with the acquisition.
The intellectual property rights covering DVS’s products depend in substantial part on license agreements with third parties, in particular MDS, Inc., or MDS, and also with other third parties such as Nodality, Inc., or Nodality. We understand that the licensed intellectual property rights of MDS as well as MDS’s rights and obligations under the license agreement between DVS Sciences Inc., an Ontario corporation and wholly-owned subsidiary of DVS (“DVS Canada,” which changed its name to Fluidigm Canada Inc. immediately subsequent to the acquisition of its parent company), and MDS were subsequently assigned to and are now held by PerkinElmer Health Sciences, Inc., or PerkinElmer. Under the PerkinElmer license agreement, DVS Canada received an exclusive, royalty bearing, worldwide license to certain patents that are now owned by PerkinElmer in the field of ICP-based flow cytometry, including the analysis of elemental tagged materials in connection therewith, and a non-exclusive license for reagents outside the field of ICP-based flow cytometry. DVS was also party to an interim license agreement, now expired, under which Nodality granted DVS a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. DVS and Nodality are currently in negotiations with respect to a license agreement that would have a term ending when the last licensed patent expires. In addition, DVS is party to additional in-license agreements with parties such as Stanford University that relate to significant intellectual property rights, and DVS’s business and product development plans anticipate and will substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase.
In-licensed intellectual property rights that are fundamental to the business being operated present numerous risks relating to ownership and enforcement of intellectual property rights. For example, under the PerkinElmer license, DVS is not granted any right, and we do not have any right to bring enforcement actions with respect to the patents licensed from PerkinElmer, which could materially impair our ability to preclude competitors and other third parties from activities that we consider to infringe on our exclusively licensed rights. In other cases such as with Nodality, all or a portion of the license rights granted may be limited for research use only, and in the event we attempt to expand into diagnostic applications, we would be required to negotiate additional rights, which may not be available to us on commercially reasonable terms, if at all.
In addition, DVS’s licensors, including licensors of DVS Canada, may generally terminate the applicable license agreement for uncured material breaches or if DVS becomes insolvent, makes an assignment for the benefit of creditors, or has a petition in bankruptcy filed against it. In the case of Nodality, the existing license recently has expired and our acquisition of DVS acquisition could adversely affect DVS’s ability to negotiate a definitive license on the currently anticipated terms. Termination of material license agreements for any reason, including as a result of failure to obtain a required consent to assignment or as a result of an inability to negotiate a new or extended license where required, would result in a material loss of rights by us and DVS and would be expected to have a material adverse effect on our business, operating results, and financial condition. In particular, any such termination could prevent us from manufacturing and selling DVS’s products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. While we do not believe that any existing material in-license agreements require the consent of the licensor in order for us to rely on these licenses, the question is not free from doubt, and one or more of DVS’s or DVS Canada’s licensors, including PerkinElmer, could contend that the failure to obtain their consent constituted a breach or default under the applicable license agreement or require the negotiation of a new license. In the case of a dispute over these or other terms of the applicable license agreements with any of DVS’s or DVS Canada’s licensors, we cannot provide assurances that we will be able to negotiate a new or amended license on commercially reasonable terms, if at all. Any dispute between us and one of DVS’s or DVS Canada’s existing licensors concerning the terms or conditions of the applicable license agreement, including with respect to its continued application following the acquisition, could result, among other risks, in substantial management distraction at a time when our management would need to focus on the integration of Fluidigm and DVS; increased expenses associated with litigation or efforts to resolve disputes; substantial customer uncertainty concerning the direction of the combined companies’ business; potential infringement claims against us and/or our customers, which could include efforts by a licensor to enjoin sales of DVS or DVS Canada’s products; customer requests for indemnification by Fluidigm; and, in the event of an adverse determination, our inability to operate the business of DVS as currently operated or at all. Any of these factors would be expected to have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in our stock price.
We cannot provide assurances that existing provisional application filings by DVS will result in issued patents or that any issued patents filed by DVS or its licensors will protect DVS’s technology.
DVS has sought patent protection in the United States and internationally for certain aspects of its technology through licensed intellectual property and owned intellectual property. A significant portion of DVS’s owned patent portfolio is in the form of provisional application filings that would need to be converted to non-provisional U.S. patent applications or international patent applications. We cannot be sure that patents will be granted with respect to any of DVS’s owned or licensed pending patent applications or with respect to any patent applications filed by DVS or its licensors in the future, nor can we be sure that any of DVS’s existing owned or licensed patents or any patents that may be granted to DVS or its licensors in the future will protect such technology. For aspects of DVS’s technology for which patent protection may not be available, it has relied on protection through trade secrets, know-how, or continuing technological innovation.
DVS is subject to certain obligations and restrictions relating to technologies developed in cooperation with Canadian government agencies.
Some of DVS’s Canadian research and development is funded in part through government grants and by government agencies. The intellectual property developed through these projects is subject to rights and restrictions in favor of government agencies and Canadians generally. In most cases the government agency retains the right to use intellectual property developed through the project for non-commercial purposes and to publish the results of research conducted in connection with the project. This may increase the risk of public disclosure of information relating to DVS’s intellectual property, including confidential information, and may reduce its competitive advantage in commercializing intellectual property developed through these projects. In certain projects DVS has also agreed to use commercially reasonable efforts to commercialize intellectual property in Canada, or more specifically in the province of Ontario, for the economic benefit of Canada and the province of Ontario. These restrictions will limit its choice of business and manufacturing locations, business partners and corporate structure and may, in certain circumstances, restrict its ability to achieve maximum profitability and cost efficiency from the intellectual property generated by these projects. In one instance, a dispute with the applicable government funded entity may require mediation, which could lead to unanticipated delays in our commercialization efforts to that project. One of DVS’s Canadian government funded projects is also subject to certain limited “march-in” rights in favor of the government of the Province of Ontario, under which DVS may be required to grant a license to its intellectual property, including background intellectual property developed outside the scope of the project, to a responsible applicant on reasonable terms in circumstances where the government determines that such a license is necessary in order to alleviate emergency or extraordinary health or safety needs or for public use. In addition, DVS must provide reasonable assistance to the government in obtaining similar licenses from third parties required in connection with the use of its intellectual property. Instances in which the government of the Province of Ontario has exercised similar “march-in” rights are rare; however, the exercise of such rights could materially adversely affect DVS’s business, operations and financial condition.
We have made certain assumptions relating to the DVS acquisition which may prove to be materially inaccurate.
We have made certain assumptions relating to the DVS acquisition, which assumptions may be inaccurate, including as the result of the failure to realize the expected benefits of the DVS acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the DVS acquisition. These assumptions relate to numerous matters, including:

•	projections of DVS’s revenue growth rates and future revenues;

•	our expected capital structure after the DVS acquisition;

•	the amount of goodwill and intangibles that will result from the DVS acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the DVS acquisition;

•	acquisition costs, including restructuring charges and transaction costs;

•	our ability to maintain, develop and deepen relationships with customers of DVS; and

•	other financial and strategic risks of the DVS acquisition.
We and DVS may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition.
Uncertainty about the effect of the acquisition on our and DVS’s employees may have an adverse effect on us or DVS and, consequently, the combined business resulting from the acquisition. This uncertainty may impair our and DVS’s ability to attract, retain and motivate key personnel in the months after the merger for the combined entity. Employee retention may be particularly challenging as our and DVS’s employees may experience uncertainty about their future roles with the combined business. Additionally, as a result of the acquisition, key employees became entitled to receive a portion of the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. In particular, we have identified several key employees, including key scientific and technical employees, who have been important to the development of DVS’s products and technologies, and we have implemented employment compensation arrangements in connection with the acquisition to ensure these individuals’ continued employment with us. We cannot provide assurances that these arrangements will sufficiently incentivize these key employees to remain with Fluidigm or DVS after the acquisition. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition.
Our and DVS’s business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the acquisition.
Parties with which we or DVS do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us, DVS, or the combined business. These business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, DVS, or the combined business, including our competitors or those of DVS. These disruptions could have a material adverse effect on the businesses, operating results, and financial condition of the combined business.

DVS or its employees may be subject to damages resulting from claims that it or its employees wrongfully used or disclosed alleged trade secrets of former employers of DVS employees or other institutions or third parties with whom DVS employees may have been previously affiliated.
Many of DVS’s employees, including its founders, were previously employed at universities or other life science companies, including current or potential competitors of DVS or Fluidigm. Although no litigation against DVS is currently pending, DVS has in the past received notices from third parties alleging potential disclosures of confidential information. As a result, we could become subject to claims that DVS employees inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom DVS employees may have been previously affiliated. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose intellectual property rights of DVS. A loss of key work product of DVS personnel could hamper or prevent our ability to commercialize certain potential products, which could severely harm DVS’s business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
We will incur significant acquisition-related integration costs in connection with the acquisition.
We have developed a plan to integrate the operations of DVS with our business. In connection with that plan, we anticipate that we will incur certain non-recurring charges in connection with this integration; however, we cannot identify the timing, nature and amount of all such charges as of the date of this report. Further, we incurred significant transaction costs relating to negotiating and completing the acquisition. These integration costs and transaction expenses will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The stated value of long-lived and intangible assets may become impaired and result in an impairment charge.
As of September 30, 2013, after giving pro forma effect to the DVS acquisition, we would have had approximately $235 million of intangible assets and goodwill on a pro forma combined basis, all of which relates to the acquisition of DVS. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.
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
Litigation may be necessary for us to enforce our patent and proprietary rights, determine the scope, coverage, and validity of others’ proprietary rights, and/or defend against third party claims of intellectual property infringement against us as well as against our suppliers, distributors, customers, and other entities with whom we do business. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins or financial position. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. For example, some of our products provide for the testing and analysis of genetic material, and patent rights relating to genetic materials remain a developing area of patent law. A recent U.S. Supreme Court decision held, among other things, that claims to isolated genomic DNA occurring in nature are not patent eligible, while claims relating to synthetic DNA may be patent eligible. We expect the ruling will result in additional litigation in our industry. In addition, third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., a wholly-owned subsidiary of Life Technologies Corporation (now part of Thermo Fisher Scientific and collectively referred to as Life), asserting that our BioMark System for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into license agreements with Life which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.
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
Our rights to use the technology we license are subject to the negotiation and continuation of those licenses. Certain of our licenses contain provisions that allow the licensor to terminate the license upon specific conditions. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful and the license is terminated, we might be barred from marketing, producing, and selling some or all of our products, which would have an adverse effect on our business. For example, pursuant to the terms of a license agreement entered into with Life in June 2011, we were obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. On October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We believe that at least one of the conditions of the milestone payment remains unmet; however, we paid Life the amount due while reserving our rights with respect to such matter to, among other reasons, avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subject our relevant product lines to risks associated with patent infringement litigation.
We are subject to certain manufacturing restrictions related to licensed technologies that were developed with the financial assistance of U.S. governmental grants.
We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights,” which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our IFCs, which incorporate technology developed with U.S. government grants. All of our instruments, including microfluidic systems, and IFCs for commercial sale are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, the sole licensor subject to the requirement applied for a waiver of the domestic manufacturing requirement with respect to the relevant patents licensed to us by this licensor. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three-year period commencing in July 2009. In June 2012, the licensor requested a continued waiver of the domestic manufacturing requirement with respect to the relevant patents, but the government agency has not yet taken any action in response to this request. If the government agency does not grant the requested waiver or the government fails to grant additional waivers of such requirement that may be sought in the future, then the U.S. government could exercise its march-in rights with respect to the relevant patents licensed to us. In addition, the license agreement under which the relevant patents are licensed to us contains provisions that obligate us to comply with this domestic manufacturing requirement. We are not currently manufacturing instruments and IFCs in the United States that incorporate the relevant licensed technology. If our lack of compliance with this provision constituted a material breach of the license agreement, the license of the relevant patents could be terminated or we could be compelled to relocate our manufacturing of microfluidic systems and IFCs to the United States to avoid or cure a material breach of the license agreement. Any of the exercise of march-in rights, the termination of our license of the relevant patents or the relocation of our manufacturing of microfluidic systems and IFCs to the United States could materially adversely affect our business, operations and financial condition.
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
Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2013, we had 25,810,890 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 55% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.
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
The stock market in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.
If securities or industry analysts publish unfavorable research about our business or cease to cover our business, our stock price and/or trading volume could decline.
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
As of December 31, 2013, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 56% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Risks Related to Our Outstanding 2.75% Senior Convertible Notes due 2034
Our outstanding 2.75% senior convertible notes due 2034 are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
Our outstanding 2.75% senior convertible notes due 2034, which we refer to as our “notes” rank:

•	senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes;

•	equal in right of payment to all of our liabilities that are not so subordinated;

•	effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and

•	structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
In February 2014, we completed our offering of notes with an aggregate outstanding principal amount of $201.3 million. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the notes only after all claims senior to the notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit our subsidiaries from incurring additional liabilities.
The notes are our obligations only and some of our operations are conducted through, and a portion of our consolidated assets are held by, our subsidiaries.
The notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business and tax considerations.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the notes.
We expect that many investors in, and potential purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the notes. This could, in turn, adversely affect the trading price and liquidity of the notes.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Although the direction and magnitude of the effect that Regulation SHO, FINRA, securities exchange rule changes and implementation of the Dodd-Frank Act may have on the trading price and the liquidity of the notes will depend on a variety of factors, many of which cannot be determined at the date of the prospectus, past regulatory actions (such as certain emergency orders issued by the SEC in 2008 prohibiting short sales of stock of certain financial services companies) have had a significant impact on the trading prices and liquidity of convertible debt instruments. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock or increases the costs of implementing an arbitrage strategy could adversely affect the trading price and the liquidity of the notes.
Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, elsewhere in this prospectus and the documents we have incorporated by reference herein, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the notes.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We currently have a financing arrangement pursuant to which we may incur up to $10 million of revolver borrowings and our subsidiaries may be able to incur substantial additional debt, subject to the restrictions contained in such arrangement or our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due. Any failure by us or any of our significant subsidiaries to make any payment at maturity of indebtedness for borrowed money in excess of $15 million or the acceleration of any such indebtedness in excess of $15 million would, subject to the terms of the indenture governing the notes, constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the notes when required.
We may not have the ability to raise the funds necessary to repurchase the notes upon specified dates or upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the notes.
Holders of the notes have the right to require us to repurchase all or a portion of their notes on certain dates or upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor.
In addition, our ability to repurchase the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes when required.

Future sales of our common stock in the public market could cause our stock price to decline and adversely impact the trading price of the notes.
In the future, we may sell additional shares of our common stock to raise capital. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees, and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock and the trading price of the notes. As of December 31, 2013, we had 25,810,890 shares of common stock outstanding.
Substantial sales of our common stock may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price and the trading price of the notes to fall and make it more difficult for holders of the notes or the shares of our common stock received upon conversion of the notes.
Holders of notes are not entitled to any rights with respect to our common stock, but they are subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.
Holders of notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date with respect to any notes they surrender for conversion, but they are subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date with respect to any notes surrendered for conversion, then the holder surrendering such notes will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
We have made only limited covenants in the indenture governing the notes, and these limited covenants may not protect your investment.
The indenture governing the notes does not:

•
require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity and, accordingly, does not protect holders of the notes in the event that we experience adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to guarantee or incur indebtedness that would rank structurally senior to the notes;

•	limit our ability to incur additional indebtedness, including secured indebtedness;

•	restrict our subsidiaries’ ability to issue securities that would be senior to our equity interests in our subsidiaries and therefore would be structurally senior to the notes;

•	restrict our ability to repurchase our securities;

•	restrict our ability to pledge our assets or those of our subsidiaries; or

•	restrict our ability to make investments or pay dividends or make other payments in respect of our common stock or our other indebtedness.
Furthermore, the indenture governing the notes contains only limited protections in the event of a change of control. We could engage in many types of transactions, such as acquisitions, refinancings or certain recapitalizations, that could substantially affect our capital structure and the value of the notes and our common stock but may not constitute a “fundamental change” that permits holders to require us to repurchase their notes or a “make-whole fundamental change” that permits holders to convert their notes at an increased conversion rate. For these reasons, the limited covenants in the indenture governing the notes may not protect your investment in the notes.
The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or provisional redemption may not adequately compensate you for any lost value of your notes as a result of such transaction or redemption.
If a make-whole fundamental change occurs prior to February 6, 2021 or upon our issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for notes converted in connection such events. The increase in the conversion rate for notes converted in connection with such events may not adequately compensate you for any lost value of your notes as a result of such transaction or redemption. In addition, if the price of our common stock in the transaction is greater than $180.00 per share or less than $39.96 per share

(in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 25.0250 shares of common stock, subject to adjustment.
Our obligation to increase the conversion rate for notes converted in connection with such events could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The conversion rate of the notes may not be adjusted for all dilutive events.
The conversion rate of the notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the notes or our common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.
Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the notes.
Upon the occurrence of a fundamental change, a holder of notes has the right to require us to repurchase the notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that could adversely affect the notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of notes.
In addition, absent the occurrence of a fundamental change or a make-whole fundamental change as described under changes in the composition of our board of directors will not provide holders with the right to require us to repurchase the notes or to an increase in the conversion rate upon conversion.

We cannot assure you that an active trading market will develop for the notes.
There has historically been no trading market for the notes, and we do not intend to apply to list the notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. In addition, the liquidity of the trading market in the notes and the market price quoted for the notes may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure you that an active trading market will develop for the notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the notes may be adversely affected. In that case you may not be able to sell your notes at a particular time or you may not be able to sell your notes at a favorable price.
Any adverse rating of the notes may cause their trading price to fall.
We do not intend to seek a rating on the notes. However, if a rating service were to rate the notes and if such rating service were to lower its rating on the notes below the rating initially assigned to the notes or otherwise announces its intention to put the notes on credit watch, the trading price of the notes could decline.
Holders of notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the notes even though you do not receive a corresponding cash distribution.
The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, you may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases your proportionate interest in us could be treated as a deemed taxable dividend to you. If a make-whole fundamental change occurs prior to February 6, 2021 or we provide notice of a provisional redemption, under some circumstances, we will increase the conversion rate for notes converted in connection with the make-whole fundamental change or provisional redemption. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the notes.

Any conversions of the notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.
Any conversion of some or all of the notes will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 48,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. The leases for approximately 28,000 square feet of manufacturing and office space at our current facility in Singapore will terminate on September 30, 2014. Additionally, we have entered into a lease for a new manufacturing facility in Singapore, which expires on June 1, 2022, and we expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. As of December 31, 2013, we also leased office space in Japan, China, and France, with various expiration dates through March 2016. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities under our new Singapore lease and otherwise available on commercially reasonable terms, will be sufficient to meet our needs through 2016. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS
On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint sought to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark System, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. On January 4, 2013, NanoString answered the complaint, denying the allegations against it. On April 22, 2013, we amended our complaint to add new facts and information in support of our existing claims. On May 9, 2013, NanoString filed an amended answer, denying the further allegations against it. The parties engaged in written discovery and document production, and a jury trial was set to begin on March 24, 2014. In addition, we filed a lawsuit on April 5, 2013 in Singapore against NanoString in the High Court of the Republic of Singapore (Case No. S 282/2013), alleging malicious falsehood in advertising and trademark infringement and sought relief similar to the relief sought in our complaint filed in the United States. On September 30, 2013, we and NanoString agreed to settle the lawsuits. The terms of the settlement require NanoString to, among other things, remove all references – from its marketing materials, website, and promotional activities – to a single-cell comparison study comparing Fluidigm and NanoString single-cell products, as well as recall and destroy all materials related to and/or based on the study. The case brought in the United States District Court in the Northern District of California was dismissed on October 22, 2013, and the case brought in Singapore was discontinued on October 29, 2013.

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock; Dividends
Our common stock began trading on the NASDAQ Global Market under the symbol “FLDM” on February 10, 2011. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2013	High	Low
First Quarter	$19.38	$14.27
Second Quarter	$19.04	$16.00
Third Quarter	$23.26	$16.59
Fourth Quarter	$39.37	$21.55

Year ended December 31, 2012	High	Low
First Quarter	$16.51	$12.60
Second Quarter	$15.75	$12.70
Third Quarter	$17.15	$12.80
Fourth Quarter	$17.10	$13.63
We had approximately 130 stockholders of record as of February 28, 2014; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

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
The following graph shows a comparison from February 10, 2011 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2013 of cumulative total return for our common stock, the NASDAQ Composite Total Return Index, and the ICB Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index, and the ICB Medical Equipment assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fluidigm Corporation, NASDAQ Composite Total Return Index and ICB Medical Device Index

300
250
200
150
100
50
DOLLARS
2.10.11
3.31.11
6.30.11
9.30.11
12.30.11
3.30.12
6.29.12
9.28.12
12.31.12
3.28.13
6.28.13
9.30.13
12.31.13
FLUIDIGM
NASDAQ Composite Total Return
ICB Medical Device

Sales of Unregistered Securities
None.
Use of Proceeds
On February 9, 2011, our registration statement on Form S-1 (File No. 333-170965) was declared effective for the initial public offering of our common stock, or IPO. Through December 31, 2013, the net proceeds from our IPO have been applied as follows: $5.0 million for the repayment of promissory notes issued in January 2011, $5.0 million for the repayment of our bank line of credit, $44.3 million for research and development expenses, $10.2 million for general corporate purposes including selling, general and administrative expenses, and litigation settlement expense, and $7.5 million for capital expenditures. On June 30, 2011, we paid $3.0 million in connection with the settlement of certain patent litigation with Life Technologies Corporation (now part of Thermo Fisher Scientific), or Life. In July 2011, we paid Life an additional $2.0 million in connection with our exercise of an option under the terms of our agreements with Life to limit or preclude certain patent litigation between the parties over a period of two to four years. Other than the aggregate payment of $5.0 million to Life, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 10, 2011.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and consolidated balance sheet data as of December 31, 2013 and 2012 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended December 31, 2010 and December 31, 2009 and the consolidated balance sheet data as of December 31, 2011, December 31, 2010, and December 31, 2009 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$71,183	$52,334	$42,865	$33,560	$25,412
Loss from operations	(18,653)	(18,071)	(18,566)	(14,573)	(18,037)
Net loss attributed to common stockholders	(16,526)	(19,024)	(32,370)	(16,902)	(19,128)
Net loss per share attributed to common stockholders, basic and diluted	(0.65)	(0.86)	(1.81)	(8.94)	(11.02)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$86,286	$83,677	$54,967	$5,723	$14,602
Working capital	89,354	91,500	51,873	3,705	22,112
Total assets	116,915	113,732	79,326	24,801	32,153
Total long-term debt	—	—	10,138	14,700	14,461
Convertible preferred stock	—	—	—	184,550	183,845
Total stockholders’ equity (deficit)	96,414	100,657	56,897	(189,167)	(173,619)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Fluidigm and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk factors” in Item 1A of this Form 10-K, in this Item 7, and elsewhere in this Form 10-K. Except as may be required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
On February 13, 2014, we completed the acquisition of DVS Sciences, Inc., or DVS, which develops, manufactures, markets, and sells multi-parameter single-cell protein analysis systems. The information set forth in the following discussion and analysis relates principally to our business of manufacturing, marketing, and selling microfluidic systems for single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. For information relating to the acquisition of DVS and DVS's business, please refer to the sections entitled "Business—Recent Developments—Acquisition of DVS Sciences, Inc." and "—Business of DVS.”
Overview
We develop, manufacture, and market microfluidic systems to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits (IFCs), assays, and reagents. We actively market four microfluidic systems, including 18 different commercial IFCs, and three families of assay chemistries. Our systems are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. In addition, our proprietary technology enables genetic analysis that in many instances was previously impractical. As of December 31, 2013, we sold approximately 920 systems to customers in 35 countries worldwide.
We have launched several product lines, including our BioMark System for gene expression analysis, genotyping, and digital polymerase chain reaction, or digital PCR, in 2006; our EP1 System for single nucleotide polymorphism, or SNP, genotyping, and digital PCR in 2008; our Access Array System for target enrichment in 2009; our BioMark HD System for high-throughput gene expression analysis, single-cell targeted gene expression analysis, SNP genotyping, and digital PCR in 2011; and our C1 Single-Cell Auto Prep System for single cell sample preparation in June 2012. In addition, in May 2011, we launched assay products, including our DELTAgene assays for gene expression; our SNPtype assays for SNP genotyping; and our Access Array Target-Specific primers for targeted next-generation DNA sequencing. Our systems utilize one or more IFCs designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications.
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
Our total revenue grew from $42.9 million in 2011 to $71.2 million in 2013. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2013, our accumulated deficit was $257.3 million.
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
The evaluation of these revenue recognition criteria requires significant management judgment. For instance, we use judgment to assess collectability based on factors such as the customer’s creditworthiness and past collection history, if applicable. If we determine that collection is not reasonably assured, revenue recognition is deferred until receipt of payment. We also use judgment to assess whether a price is fixed or determinable by, among other things, reviewing contractual terms and conditions related to payment.
Certain of our sales contracts involve the delivery of multiple products or services within contractually binding arrangements. Significant judgment is sometimes required to determine the appropriate accounting for such arrangements, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the related sales price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized.
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
Our products, other than for service contracts, are delivered within a short time frame, generally within one to three months, of the contract date. Service contracts are entered into for terms of one to three years, following the expiration of the warranty period.
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
We estimate our forfeiture rate based on an analysis of our actual forfeitures and we will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant during 2013, 2012, and 2011. We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.
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
Historically, certain of our stock options were granted to officers with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones affected the timing of expense recognition since we recognize compensation expense only for the portion of stock options that are expected to vest.
We recorded stock-based compensation of $6.4 million, $4.1 million, and $2.8 million during 2013, 2012, and 2011, respectively. As of December 31, 2013, we had $15.7 million of unrecognized stock-based compensation costs, which are expected to be recognized over an average period of 2.6 years.

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
We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2013 because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to U.S. federal and state income taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of the repatriation. Undistributed earnings of our foreign subsidiaries amounted to approximately $0.4 million at December 31, 2013.
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

The following table presents our revenue by source for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
Instruments	$41,053	$29,152	$25,190
Consumables	29,145	22,336	15,391
Product revenue	70,198	51,488	40,581
License and collaboration revenue	327	185	1,716
Grant revenue	658	661	568
Total revenue	$71,183	$52,334	$42,865
The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Year Ended December 31,
	2013		2012		2011
United States	$36,308	52%	$27,325	53%	$21,644	53%
Europe	18,472	26%	13,086	26%	10,499	26%
Japan	6,639	10%	3,840	7%	3,942	10%
Asia Pacific	6,564	9%	6,321	12%	3,698	9%
Other	2,215	3%	916	2%	798	2%
Total	$70,198	100%	$51,488	100%	$40,581	100%
Our license and collaboration and grant revenue is primarily generated in the United States.
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 18%, 17%, and 16% of revenue in 2013, 2012, and 2011, respectively.
Comparison of the Years Ended December 31, 2013 and December 31, 2012
Total Revenue
Total revenue increased by $18.8 million, or 36%, to $71.2 million for 2013, compared to $52.3 million for 2012 primarily due to product revenue.
Product Revenue
Product revenue increased by $18.7 million, or 36%, to $70.2 million for 2013, compared to $51.5 million for 2012.
Instrument revenue increased by $11.9 million, or 41%, primarily driven by increases in unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012, and to a lesser extent, increases in unit sales of our BioMark HD System. Increased sales of our service offerings and higher average selling prices of our instrument systems also contributed to the increase in instrument revenue. The revenue increase was offset in part by lower unit sales of our EP1 System.
Consumables revenue increased by $6.8 million, or 30%, primarily due to growth in overall IFC unit volume, driven mainly by increased sales to production genomics customers. Annualized IFC pull-through for our analytical systems was within our historical range of $40,000 to $50,000 per system and above our historical range of $10,000 to $15,000 per system for preparatory systems. Going forward, we expect IFC pull-through for our preparatory systems to range from $15,000 to $25,000 per system per year. Increases in assays and reagents sales also contributed to the increase in consumables revenue.
We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Grant Revenue
Grant revenue consists of a grant from the California Institute for Regenerative Medicine (CIRM). Grant revenue was $0.7 million in each of 2013 and 2012. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with the grants are recognized as research and development expense during the period incurred. We expect total grant revenue for 2014 to be less than 2013 as our grant from CIRM expires in April 2014.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Cost of product revenue	$20,204	$15,325
Product margin	71%	70%
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
Cost of product revenue increased by $4.9 million, or 32%, to $20.2 million for 2013 from $15.3 million for 2012 primarily due to increased product revenue. Cost of product revenue as a percentage of related revenue was 29% and 30% for 2013 and 2012, respectively. This improvement was driven by higher average unit selling prices for instruments and IFCs; a favorable change in the instruments sales mix primarily due to increased sales of our higher margin C1 Single-Cell Auto Prep System, first sold as a new product in the third quarter of 2012; and higher IFC capacity utilization and improved production yields. This was offset in part primarily by higher inventory reserves and write-offs and higher service costs.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Research and development	$19,953	$16,602
Selling, general and administrative	48,412	38,478
Litigation settlement	1,267	—
Total operating expenses	$69,632	$55,080
Research and Development
Research and development expense consists primarily of personnel and independent contractor costs, prototype and material expenses and other allocated facilities, and information technology expenses. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services.
Research and development expense was $20.0 million for 2013, an increase of $3.4 million, or 20%, compared to $16.6 million for 2012. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $2.2 million, an increase in facility expenses of $0.7 million, and an increase in outside services of $0.3 million. These increased costs were in support of our development and commercialization of new and existing products and services.
We believe that our continued investment in research and development is essential to our long-term competitive position and these expenses will increase in future periods.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased $9.9 million, or 26%, to $48.4 million for 2013, compared to $38.5 million for 2012. The increase was primarily due to headcount and other compensation-related costs of $7.1 million, higher sales and marketing activities of $1.1 million, and an increase in legal fees of $0.9 million. The increase was primarily driven by expansion of worldwide commercial capabilities and, to a lesser extent, general and administrative expense to support our growth.
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
Pursuant to the terms of a patent cross license agreement with Applied Biosystems, LLC (a subsidiary of Life Technologies Corporation, or Life, and now part of Thermo Fisher Scientific), we were obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We accrued a loss contingency of $1.0 million as of September 30, 2013 and on January 30, 2014, we paid Life the amount due while reserving our rights with respect to the matter. Among other reasons, we made the payment to avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents these items for each period presented (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Interest expense	$(14)	$(628)
Gain from sale of investment in Verinata	1,777	—
Other income (expense), net	501	(189)
Interest expense decreased $614,000, or 98%, to $14,000 for 2013, compared to $628,000 for 2012. In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during 2013.
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
Other income, net increased $0.7 million to $0.5 million for 2013, compared to other expense, net of $0.2 million for 2012 primarily because of the $0.6 million gain resulting from settlement of litigation filed by us against NanoString Technologies, Inc., partially offset by net foreign exchange losses resulting primarily from unfavorable change in the Japanese Yen exchange rate relative to the U.S. dollar.
On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes). The Notes will accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. As a result of the Notes, we expect interest expense to be higher in future periods.

Comparison of the Years Ended December 31, 2012 and December 31, 2011
Total Revenue
Total revenue increased by $9.4 million, or 22%, to $52.3 million for 2012, compared to $42.9 million for 2011.
Product Revenue
Product revenue increased by $10.9 million, or 27%, to $51.5 million for 2012, compared to $40.6 million for 2011, reflecting increased revenue from sales of instruments and consumables. Consumables revenue increased by $6.9 million, or 45%, primarily due to increased sales of genotyping and gene expression IFCs, and to a lesser extent, Access Array IFCs and assays. IFC sales growth was driven by increases in the installed base of our instrument systems, analytical chip pull-through, and to a lesser extent, by higher IFC average selling prices. Instrument revenue increased by $4.0 million, or 16%, primarily due to the launch of our C1 Single-Cell Auto Prep System during the third quarter of 2012, and increased sales of our service offerings and aftermarket instruments. This was partially offset by decreased unit sales of the Access Array System and, to a much lesser extent, decreased unit sales of our analytical systems.
License and Collaboration Revenue
License and collaboration revenue decreased by $1.5 million to $0.2 million for 2012, compared to $1.7 million for 2011 due to the termination of the collaboration agreement with Novartis Vaccines & Diagnostics, Inc. (Novartis V&D) on May 1, 2012. The collaboration agreement with Novartis V&D was entered into in May 2010 to develop a new product and received an up-front payment of $0.7 million. Additionally, the collaboration agreement provided for payments to us upon the achievement of multiple defined milestones related to the design and development of product prototypes.
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
Grant Revenue
Grant revenue consists of incentive grants from government entities, including the Singapore Economic Development (EDB) and CIRM. Grant revenue increased $0.1 million to $0.7 million for 2012, compared to $0.6 million for 2011. The increase relates to our CIRM grant as the grant from the EDB was completed in May 2011. Under our incentive grant agreements with EDB, we received incentive grant payments equal to a portion of qualifying expenses we incurred in Singapore. We incurred $0.5 million of qualifying expenses in 2011.
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
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands):

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
Cost of product revenue increased $2.1 million, or 16%, to $15.3 million for 2012 from $13.2 million for 2011 due to increased product sales in 2012. Cost of product revenue as a percentage of related revenue decreased to 30% for 2012, compared to 33% for 2011. This improvement was primarily due to a higher product mix of higher margin consumables relative to instruments systems; lower consumables manufacturing costs resulting from higher production volumes and yield improvements; a shift to higher margin instruments within the instrument systems product line; and lower product material costs for analytical systems and the Access Array System. These improvements were offset in part by higher freight and distribution costs.
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
Interest Expense and Other Income and Expense, Net
We have incurred interest expense from our bank line of credit, long-term debt, convertible promissory notes, and the amortization of debt discounts related to our long-term debt and promissory notes. Until the completion of our IPO, we also recognized income or expense as a result of changes in the fair value of outstanding warrants to purchase shares of our convertible preferred stock. The following table presents these items for each period presented (in thousands):

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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2013, our principal sources of liquidity consisted of $35.3 million of cash and cash equivalents and $51.0 million of short-term and long-term investments. As of December 31, 2013, our working capital totaled $89.4 million.
In December 2012, we amended our bank line of credit to extend the term for an additional two years and provide us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions, and $4.0 million is available based on eligible receivables. At December 31, 2013, there was no outstanding balance on the bank line of credit.

The following table presents our cash flow summary for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flow summary
Net cash used in operating activities	$(1,591)	$(17,478)	$(17,542)
Net cash (used in) provided by investing activities	(27,565)	14,001	(45,110)
Net cash provided by financing activities	5,806	48,521	70,367
Net (decrease) increase in cash and cash equivalents	(23,388)	45,096	7,830
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
Net cash used in operating activities was $1.6 million, $17.5 million, and $17.5 million in 2013, 2012, and 2011, respectively. Cash used for working capital purposes during 2013 decreased by $11.0 million, driven primarily by increased cash collections from our customers and increase in accounts payable. Our net loss, adjusted for non-cash and non-operating items and deferred revenue, during 2013 decreased by $4.9 million, compared to 2012.
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
Net Cash (used in) provided by Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term and long-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our expanding infrastructure and work force. We expect to incur higher costs for capital expenditures in 2014 related to leasehold improvements at our new Singapore manufacturing facility. In addition, we expect to continue to incur capital expenditures to expand our manufacturing capability, including improvements in manufacturing productivity; demonstration units and loaner equipment to support our sales and service efforts; lab equipment for research and development; and computer equipment and software to support our growth.
Net cash used in investing activities was $27.6 million and $45.1 million in 2013 and 2011, respectively, and net cash provided by investing activities was $14.0 million in 2012.
We used $27.6 million of cash in investing activities during 2013 primarily for purchases of investments of $59.4 million, purchase of intangible assets from Helicos Biosciences Corporation and related transaction costs of $1.2 million, and purchases of capital equipment of $3.4 million to support growth in our commercial and manufacturing operations, partially offset by proceeds from sales and maturities of investments of $33.4 million and proceeds from the sale of our investment in Verinata of $3.1 million.
We generated $14.0 million of cash in investing activities during 2012 primarily from proceeds from sales and maturities of investments of $51.8 million, partially offset by purchases of investments of $35.4 million and purchases of capital equipment of $2.4 million to support growth in our commercial and manufacturing operations.
We used $45.1 million of cash in investing activities during 2011 primarily for purchases of investments of $71.4 million, purchases of capital equipment of $1.7 million to support our commercial and manufacturing operations, and purchase of license agreement rights under our settlement with Life of $2.0 million, partially offset by proceeds from sales and maturities of investments of $30.0 million.

Net Cash Provided by Financing Activities
We generated $5.8 million of cash from financing activities during 2013 from proceeds received in connection with the exercise of options for our common stock.
We generated $48.5 million of cash from financing activities during 2012 primarily from proceeds of approximately $56.0 million, net of underwriting commissions and issuance costs, from our underwritten public offering of our common stock completed in August 2012, and proceeds of $2.7 million from the exercise of options to purchase our common stock, partially offset by repayment of principal on our long-term debt of $10.2 million.
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
Capital Resources
At December 31, 2013, December 31, 2012, and December 31, 2011, our working capital was $89.4 million, $91.5 million, and $51.9 million, respectively, including cash and cash equivalents of $35.3 million, $58.6 million, and $13.6 million, respectively, and short-term and long-term investments of $51.0 million, $25.0 million, and $41.4 million, respectively. We have a bank line of credit that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At December 31, 2013, we had no borrowing outstanding under the bank line of credit. During 2012, we paid the remaining balance due on our long-term debt. Principal payments on our long-term debt totaled $10.2 million in 2012. During 2013, 2012, and 2011, our capital expenditures were $3.4 million, $2.4 million, and $1.7 million, respectively. We are estimating capital expenditures to be higher in 2014 primarily for leasehold improvements at our new Singapore manufacturing facility.
On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes). We received cash proceeds of approximately $194 million, net of underwriting discounts and issuance costs. The Notes were offered and sold pursuant to a registration statement on Form S-3ASR declared effective by the SEC on January 29, 2014.
On February 13, 2014, we completed our acquisition of DVS Sciences, Inc., a Delaware corporation (DVS) for approximately $193.8 million and assumed all outstanding DVS stock options and unvested restricted stock, pursuant to a merger agreement dated as of January 28, 2014. The merger consideration payable to the former stockholders of DVS, excluding the value of stock options and unvested restricted stock assumed by us, consisted of approximately $117.2 million in cash and 1,759,007 shares of Fluidigm common stock with a fair value of approximately $76.8 million, including cash of $1 million deposited in escrow to satisfy certain potential working capital adjustments. In addition, 50.3030% of the shares with a fair value of $38.6 million were deposited into escrow to secure indemnification obligations under the merger agreement. The cash consideration paid to the former stockholders of DVS was financed in part with the net proceeds from the pubic offering of our Notes.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$14,708	$2,077	$6,415	$4,242	$1,974
Purchase obligations	8,650	8,513	137	—	—
Total	$23,358	$10,590	$6,552	$4,242	$1,974
Our operating lease obligations relate to a lease for our current headquarters and leases for manufacturing and office space for our foreign subsidiaries. Purchase obligations consist of contractual and legally binding commitments to purchase goods.
On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that is currently being subleased by us from a third party through March 31, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional 5 years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary, accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a facility located at Block 5008, Ang Mo Kio Avenue 5, TECHplace II, Singapore 569874. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months and the Lease and rental obligations thereunder will commence on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease, and a right of first refusal on certain additional space in the building beginning June 2, 2014 until June 1, 2015.
Fluidigm Singapore is currently party to leases for manufacturing and office space in Singapore. One of the leases expires on September 30, 2014 according to its terms, and the remainder of the leases will expire on later dates through August 26, 2016 (the Other Leases). On February 27, 2014, Fluidigm Singapore notified its landlord that it was exercising its right pursuant to the terms of the Other Leases to terminate the Other Leases early, effective as of September 30, 2014. Fluidigm Singapore intends to relocate its Singapore facilities to its new manufacturing and office space located at Block 5008, Ang Mo Kio Avenue 5 TECHplace II, Singapore in the third quarter of 2014.
We have entered into several license and patent agreements. Under these agreements, we pay annual license maintenance fees, nonrefundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. Future payments related to these license agreements have not been included in the contractual obligations table above as the period of time over which the future license payments will be required to be made, and the amount of such payments, are indeterminable. We do not expect the license payments to be material in any particular year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of December 31, 2013 and December 31, 2012 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $35.3 million at December 31, 2013. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $51.0 million in investments at December 31, 2013 held primarily in U.S. government agency securities. The contractual maturity periods of $49.1 million of our investments are within one year from December 31, 2013. The contractual maturity periods of our remaining investments are less than eighteen months from December 31, 2013. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Fluidigm Corporation
We have audited the accompanying consolidated balance sheets of Fluidigm Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluidigm Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluidigm Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Redwood City, California
March 12, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Fluidigm Corporation
We have audited Fluidigm Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Fluidigm Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Fluidigm Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluidigm Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Fluidigm Corporation and our report dated March 12, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Redwood City, California
March 12, 2014

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,261	$58,649
Short-term investments	49,083	21,362
Accounts receivable (net of allowances of $36 and $448 at December 31, 2013 and 2012, respectively)	10,552	12,900
Inventories	8,148	7,169
Prepaid expenses and other current assets	1,540	1,131
Total current assets	104,584	101,211
Long-term investments	1,942	3,666
Property and equipment, net	6,818	4,974
Other non-current assets	3,571	3,881
Total assets	$116,915	$113,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,353	$2,555
Accrued compensation and related benefits	5,485	2,877
Other accrued liabilities	5,392	4,279
Deferred revenue, current portion	2,721	1,886
Total current liabilities	17,951	11,597
Deferred revenue, net of current portion	1,899	1,241
Other non-current liabilities	651	237
Total liabilities	20,501	13,075
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2013 or 2012	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2013 and 2012; 25,811 and 25,115 shares issued and outstanding at December 31, 2013 and 2012, respectively	26	25
Additional paid-in capital	354,465	342,222
Accumulated other comprehensive loss	(730)	(769)
Accumulated deficit	(257,347)	(240,821)
Total stockholders’ equity	96,414	100,657
Total liabilities and stockholders’ equity	$116,915	$113,732
See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Product revenue	$70,198	$51,488	$40,581
License and collaboration revenue	327	185	1,716
Grant revenue	658	661	568
Total revenue	71,183	52,334	42,865
Costs and expenses:
Cost of product revenue	20,204	15,325	13,191
Research and development	19,953	16,602	13,936
Selling, general and administrative	48,412	38,478	31,304
Litigation settlement	1,267	—	3,000
Total costs and expenses	89,836	70,405	61,431
Loss from operations	(18,653)	(18,071)	(18,566)
Interest expense	(14)	(628)	(3,101)
Gain from sale of investment in Verinata	1,777	—	—
Loss from changes in the fair value of convertible preferred stock warrants, net	—	—	(1,483)
Gain from extinguishment of convertible preferred stock warrants	—	—	765
Other income (expense), net	501	(189)	81
Loss before income taxes	(16,389)	(18,888)	(22,304)
Provision for income taxes	(137)	(136)	(166)
Net loss	(16,526)	(19,024)	(22,470)
Deemed dividend related to the change in conversion rate of Series E convertible preferred stock	—	—	(9,900)
Net loss attributed to common stockholders	$(16,526)	$(19,024)	$(32,370)
Net loss per share attributed to common stockholders, basic and diluted	$(0.65)	$(0.86)	$(1.81)
Shares used in computing net loss per share attributed to common stockholders, basic and diluted	25,479	22,136	17,847

See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(16,526)	$(19,024)	$(22,470)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	30	(19)	10
Unrealized gain on investments, net	9	4	14
Other comprehensive income (loss)	39	(15)	24
Comprehensive loss	$(16,487)	$(19,039)	$(22,446)

See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	10,296	$184,550	1,937	$2	$10,936	$(778)	$(199,327)	$(189,167)
Issuance of common stock from initial public offering, net of issuance costs of $9,346	—	—	6,392	6	76,940	—	—	76,946
Change in conversion rate of Series E convertible preferred stock	—	9,900	—	—	(9,900)	—	—	(9,900)
Conversion of convertible preferred stock into common stock at initial public offering	(10,296)	(194,450)	11,480	12	194,438	—	—	194,450
Issuance of common stock upon exercise of warrants	—	—	174	—	1,392	—	—	1,392
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	1,535	—	—	1,535
Issuance of common stock upon exercise of stock options for cash and for vesting of stock options that were early exercised	—	—	338	—	1,288	—	—	1,288
Stock-based compensation expense	—	—	—	—	2,799	—	—	2,799
Net loss	—	—	—	—	—	—	(22,470)	(22,470)
Other comprehensive income	—	—	—	—	—	24	—	24
Balance at December 31, 2011	—	$—	20,321	$20	$279,428	$(754)	$(221,797)	$56,897

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	20,321	$20	$279,428	$(754)	$(221,797)	$56,897
Issuance of common stock, net of issuance costs of $3,970	—	—	4,209	4	56,004	—	—	56,008
Issuance of common stock upon exercise of stock options for cash	—	—	585	1	2,702	—	—	2,703
Stock-based compensation expense	—	—	—	—	4,088	—	—	4,088
Net loss	—	—	—	—	—	—	(19,024)	(19,024)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Balance at December 31, 2012	—	$—	25,115	$25	$342,222	$(769)	$(240,821)	$100,657

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	25,115	$25	$342,222	$(769)	$(240,821)	$100,657
Issuance of common stock upon exercise of stock options for cash	—	—	696	1	5,805	—	—	5,806
Stock-based compensation expense	—	—	—	—	6,438	—	—	6,438
Net loss	—	—	—	—	—	—	(16,526)	(16,526)
Other comprehensive income	—	—	—	—	—	39	—	39
Balance at December 31, 2013	—	$—	25,811	$26	$354,465	$(730)	$(257,347)	$96,414
See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(16,526)	$(19,024)	$(22,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,551	2,139	1,410
Stock-based compensation expense	6,438	4,088	2,799
Loss from changes in the fair value of convertible preferred stock warrants, net	—	—	1,483
Loss on disposal of property and equipment	296	26	—
Gain from sale of investment in Verinata	(1,777)	—	—
Gain from extinguishment of convertible preferred stock warrants	—	—	(765)
Write-off of debt discount upon note repayment	—	—	1,157
Amortization of debt discount and issuance cost	—	52	182
Changes in assets and liabilities:
Accounts receivable	2,412	(3,702)	(1,222)
Inventories	(1,533)	(1,682)	(1,077)
Prepaid expenses and other assets	(882)	201	(471)
Accounts payable	1,802	(1,815)	540
Deferred revenue	1,640	449	916
Other liabilities	3,988	1,790	(24)
Net cash used in operating activities	(1,591)	(17,478)	(17,542)
Investing activities
Purchases of investments	(59,436)	(35,385)	(71,379)
Proceeds from sales and maturities of investments	33,440	51,770	29,966
Proceeds from sale of investment in Verinata	3,117	—	—
Purchase of intangible assets	(1,240)	—	—
Purchases of property and equipment	(3,446)	(2,384)	(1,676)
License agreement rights	—	—	(2,000)
Decrease in restricted cash	—	—	(21)
Net cash (used in) provided by investing activities	(27,565)	14,001	(45,110)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	56,008	76,946
Proceeds from exercise of stock options	5,806	2,703	1,288
Proceeds from note	—	—	5,000
Repayment of note	—	—	(5,000)
Repayment of long-term debt	—	(10,190)	(4,742)
Proceeds from line of credit	—	1,875	—
Repayment of line of credit	—	(1,875)	(3,125)
Net cash provided by financing activities	5,806	48,521	70,367
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(38)	52	115
Net (decrease) increase in cash and cash equivalents	$(23,388)	$45,096	$7,830
Cash and cash equivalents at beginning of period	58,649	13,553	5,723
Cash and cash equivalents at end of period	$35,261	$58,649	$13,553
Supplemental disclosures of cash flow information
Cash paid for interest	$7	$579	$1,715
Cash paid for income taxes	$242	$181	$42
Non-cash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$184,550
Conversion of convertible preferred stock warrants to common stock warrants	$—	$—	$1,535
Issuance of convertible preferred stock warrants in connection with note and warrant agreement and long-term debt	$—	$—	$1,157
Issuance of common stock in connection with net exercise of convertible preferred stock warrants	$—	$—	$1,392
Extinguishment of convertible preferred stock warrants upon initial public offering	$—	$—	$765

See accompanying notes.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1. Description of Business
Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999 to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California.
We develop, manufacture, and market microfluidic systems to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies in growth markets, such as single-cell genomics, applied genotyping, and sample preparation for targeted resequencing. Our proprietary microfluidic systems consist of instruments and consumables, including integrated fluidic circuits (IFCs), and three families of assay chemistries. These systems are designed to simplify experimental workflow, increase throughput, reduce costs, and provide quality data.
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
Senior Convertible Notes Offering
On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes). We received cash proceeds of approximately $194 million, net of underwriting discounts and issuance costs (subject to adjustment). The Notes were offered and sold pursuant to a registration statement on Form S-3ASR declared effective by the SEC on January 29, 2014. Also see Note 16.
Acquisition of DVS Sciences, Inc.
On February 13, 2014, we completed our acquisition of DVS Sciences, Inc., a Delaware corporation (DVS) for approximately $193.8 million and assumed all outstanding DVS stock options and unvested restricted stock, pursuant to a merger agreement dated as of January 28, 2014. The merger consideration payable to the former stockholders of DVS, excluding the value of stock options and unvested restricted stock assumed by us, consisted of approximately $117.2 million in cash and 1,759,007 shares of Fluidigm common stock with a fair value of approximately $76.8 million, including cash of $1.0 million deposited in escrow to satisfy certain potential working capital adjustments. In addition, 50.3030% of the shares with a fair value of $38.6 million were deposited into escrow to secure indemnification obligations under the merger agreement.
The cash consideration payable to the former stockholders of DVS was financed in part with the net proceeds from the public offering of our Notes. See Note 16.

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2013, we had wholly-owned subsidiaries in Singapore, the Netherlands, Japan, France, the United Kingdom, and China. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Amended and Restated Certificate of Incorporation
In February 2011, we amended and restated our Certificate of Incorporation to increase the total number of shares of stock authorized for issuance from 29,595,999 to 210,000,000, consisting of an increase in the number of shares of common

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements.
Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at exchange rates in effect on the balance sheet date. The adjustments resulting from the foreign currency translations are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. Income and expense accounts are translated at monthly average exchange rates during the year. Transaction gains and losses have not been material.
Cash and Cash Equivalents
We consider all highly liquid financial instruments with maturities at the time of purchase of three months or less to be cash equivalents. Cash and cash equivalents may consist of cash on deposit with banks, money market funds, and notes from government-sponsored agencies.
Investments
Short and long-term investments are comprised of notes from government-sponsored agencies. All investments are recorded at estimated fair value. Any unrealized gains and losses from investments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. We evaluate our investments to assess whether investments with unrealized loss positions are other than temporarily impaired. An investment is considered to be other than temporarily impaired if the impairment is related to deterioration in credit risk or if it is likely that we will sell the securities before the recovery of their cost basis. No investment has been assessed as other than temporarily impaired, and realized gains and losses were immaterial during the years presented. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific-identification method.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, and accounts payable. Our cash equivalents, investments, accounts receivable, and accounts payable have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2013 and 2012. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2013				December 31, 2012
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds (See Note 4)	$17,547	$0	$0	$17,547	$17	$0	$0	$17
U.S. government and agency securities	0	51,025	0	51,025	0	26,579	0	26,579
Total assets measured at fair value	$17,547	$51,025	$0	$68,572	$17	$26,579	$0	$26,596

The following is a summary of investments and cash equivalents at December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$51,012	$17	$(4)	$51,025
The contractual maturity periods of $49.1 million of our investments are within one year from December 31, 2013. The contractual maturity periods of our remaining securities are less than eighteen months from December 31, 2013.
Accounts Receivable
Trade accounts receivable are recorded at net invoice value. We review our exposure to accounts receivable and provide allowances specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. We evaluate such allowances on a regular basis and adjust them as needed.
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2013, 2012, or 2011, and no single customer represented more than 10% of total accounts receivable at December 31, 2013, or 2012.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
In February 2013, Illumina, Inc. acquired Verinata for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds.
Intangible Assets Acquisition
On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and we incurred transaction costs of approximately $0.3 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets are being amortized to research and development expense over their useful life of ten years. Amortization expense for the year ended December 31, 2013 was $63,000.
We evaluate our intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly. We did not recognize any impairment on intangible assets for any of the periods presented herein.
Reserve for Product Warranties
We generally provide a one-year warranty on our instruments. We review our exposure to estimated warranty expense associated with instrument sales and establish an accrual based on historical product failure rates and actual warranty costs incurred. This expense is recorded as a component of cost of product revenue in the consolidated statements of operations. Warranty accrual balance was $0.3 million at December 31, 2013 and 2012.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
For sales contracts that include multiple deliverables, we allocate the contract consideration at the inception of the contract to each unit of accounting based upon its relative selling price. We may use our best estimate of selling price for individual deliverables when vendor specific objective evidence or third-party evidence is unavailable. A delivered item is considered to be a separate unit of accounting when it has value to the customer on a stand-alone basis.
Our products, other than service contracts, are delivered within a short time frame, generally within one to three months, of the contract date. Service contracts are entered into for terms of one to three year, following the expiration of the warranty period.
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
Advertising Costs
We expense advertising costs as incurred. We incurred advertising costs of $2.4 million, $1.3 million, and $0.7 million during 2013, 2012, and 2011, respectively.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Stock-Based Compensation
We account for stock options granted to employees and directors based on the fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods. For performance-based stock options, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method.
 Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.
Net Loss per Share Attributed to Common Stockholders
Our basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Options to purchase our common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share attributed to common stockholders, as their effect is anti-dilutive for all periods presented.
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share attributed to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	At December 31,
	2013	2012	2011
Options to purchase common stock	3,432	2,945	2,491
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

3. License, Development, Collaboration, and Grant Agreements
License Agreements
On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary, Applied Biosystems, LLC (collectively, Life). The agreements resulted in a net $3.0 million payment by us to Life, which was recognized as a litigation settlement expense in our consolidated statement of operations because the amount paid by us was principally attributable to resolving Life’s litigation claims with respect to a specific expiring U.S. patent and its foreign counterparts. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts have not been and are not expected to be material to us.
Under the terms of the agreements, in July 2011, we paid Life $2.0 million in connection with the exercise of our option to limit or preclude certain patent litigation between us and Life for a period of two to four years. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against our customers for a period of two years, and against us, with respect to its current products and equivalent future products, for a period of four years. The additional payment was included in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation for a period of four years under its relevant patents for any alleged prior and future infringement by us, and because such preclusion relates to our equivalent future products. We recognized $0.5 million of amortization expense during each of 2013 and 2012.
In May 2011, we entered into an agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company (Caliper), to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend this license to cover additional fields. Additional payments are due if we exercise our option to extend the license. Under this agreement, we made an up-front payment of $0.6 million and our obligation to pay royalties to Caliper commenced in January 2012. In August 2011, we entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which we are obligated to make royalty payments was shortened, with the last payment due in mid-2018 for our existing products at the time of amendment and their future equivalents. If any of our future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when our royalty payment obligations are expected to terminate based upon our current products. We recognized $0.3 million in cost of product revenue during each of 2013 and 2012 and $0.1 million in 2011. Our future royalty payments are not expected to be material.
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
Grants
California Institute for Regenerative Medicine
In April 2009, we were awarded a grant from the California Institute for Regenerative Medicine (CIRM) in the amount of $0.8 million to be earned over a two-year period. Under this grant, we designed and developed prototype microfluidic systems

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

for use in stem cell research. The final payment under this grant was received in September 2011. In May 2011, we were awarded a second grant from CIRM in the amount of $1.9 million to be earned over a three-year period. Under this grant, we continue to design and develop prototype microfluidic systems for use in stem cell research. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with this grant were recognized as research and development expense during the period incurred. We recognized $0.6 million of CIRM grant revenue during each of 2013 and 2012.
Singapore Economic Development Board
In February 2007, we entered into a letter agreement providing for up to SG$3.7 million (approximately US$2.9 million using the December 31, 2013 exchange rate) in grants from the Singapore Economic Development (EDB). This letter agreement applied to research, development, and manufacturing activity from June 1, 2006 through May 31, 2011 by Fluidigm Singapore Pte. Ltd. (Fluidigm Singapore), our wholly-owned subsidiary. Grant payments were calculated as a portion of qualifying expenses incurred in Singapore relating to salaries, overhead, outsourcing and subcontracting expenses, operating expenses, and raw material purchases. In May 2011, Fluidigm Singapore submitted its final progress report and evidence of achievement of its development targets under the letter agreement. We received our final grant payment under the letter agreement in July 2011. In July 2013, we received confirmation from EDB that all of our obligations under the letter agreement had been met.
This agreement further provided EDB with the right to demand repayment of a portion of past grant in the event we did not meet our obligations under the agreement. Based on confirmation received from the EDB, we have fulfilled our obligations under the grant and will, therefore, not have to repay any of the grant proceeds received.
All ownership rights in the intellectual property developed by us in Singapore remain with Fluidigm Singapore, and no such rights are conveyed to EDB under the agreements.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

4. Balance Sheet Data
Cash and Cash Equivalents
The following are summaries of cash and cash equivalents (in thousands):

Amortized Cost and Estimated Fair Value
As of December 31, 2013:
Cash	$17,714
Money market funds	17,547
$35,261
As of December 31, 2012:
Cash	$57,082
U.S. government and agency security	1,550
Money market funds	17
$58,649
Inventories
Inventories consist of the following (in thousands) as of:

	December 31, 2013	December 31, 2012
Raw Materials	$2,650	$2,846
Work-in-process	1,627	1,369
Finished Goods	3,871	2,954
	$8,148	$7,169
Property and Equipment
Property and equipment consists of the following (in thousands) as of:

	December 31, 2013	December 31, 2012
Computer equipment and software	$2,728	$2,373
Laboratory and manufacturing equipment	13,972	12,845
Leasehold improvements	1,485	991
Office furniture and fixtures	822	577
	19,007	16,786
Less accumulated depreciation and amortization	(14,470)	(12,953)
Construction-in-progress	2,281	1,141
Property and equipment, net	$6,818	$4,974

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

6. Line of Credit
In December 2012, we entered into a two-year bank line of credit agreement (as amended, the Line of Credit) that provided us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The Line of Credit is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. At December 31, 2013 and 2012, there was no outstanding balance on the Line of Credit and we were in compliance with all applicable covenants.

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
On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a facility located at Block 5008, Ang Mo Kio Avenue 5, TECHplace II, Singapore 569874. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder will commence on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease, and a right of first refusal on certain additional space in the building beginning June 2, 2014 until June 1, 2015. The leases for Fluidigm Singapore’s existing facilities terminate on September 30, 2014. Fluidigm Singapore intends to consolidate its manufacturing operations in the new space in the third quarter of 2014. See Note 16.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

As of December 31, 2013, we also leased office space under non-cancelable leases in Japan, China, and France, with various expiration dates through March 2016. Certain facility leases also contain rent escalation clauses. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Years ending December 31:
2014	$2,077
2015	2,235
2016	2,103
2017	2,077
2018	2,100
Thereafter	4,116
Total minimum payments	$14,708
Our lease payments are expensed on a straight-line basis over the life of the lease. Rental expense under operating leases, net of amortization of lease incentive, totaled $2.7 million, $1.9 million, and $1.6 million for 2013, 2012, and 2011, respectively.
Other Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2013, these commitments for the next year were approximately $8.6 million.
Indemnifications
From time to time, we have entered into indemnification provisions under certain of our agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, we may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, we have entered into indemnification agreements with our officers and directors. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2013, we had no accrued liabilities for these indemnification provisions.
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
Pursuant to the terms of a patent cross license agreement with Applied Biosystems, LLC (a subsidiary of Life Technologies Corporation, or Life, and now part of Thermo Fisher Scientific), we are obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We accrued a loss contingency of $1.0 million on September 30, 2013 and on January 30, 2014, we paid Life the amount due while reserving our rights with respect to such matter. Among other reasons, we made the payment to avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

10. Convertible Preferred Stock
As of December 31, 2013 and 2012, there were no shares of convertible preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of our IPO. During 2011, all outstanding shares of convertible preferred stock converted by their terms into approximately 11,480,000 shares of common stock and the related carrying value of approximately $184.6 million, plus $9.9 million of deemed dividend (see Note 2), was reclassified to common stock and additional paid-in capital.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

11. Stock-Based Compensation
2011 Equity Incentive Plan
On January 28, 2011, our board of directors adopted the 2011 Equity Incentive Plan (the 2011 Plan) under which incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, performance units, and performance shares (collectively, Awards) may be granted to our employees, directors, and consultants.
Incentive stock options and nonstatutory stock options granted under the 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than 10% of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair market value of the underlying common stock on the date of grant. Generally, outstanding options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.
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
As of December 31, 2013, the 2011 Plan had a total of 3,243,000 awards authorized for issuance.
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
Activity under the 2011 Plan, the 2009 Plan, and the 1999 Plan is as follows (in thousands, except per share amounts):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Balance as of December 31, 2012	445	2,945	$10.88
Additional shares authorized	1,000	—
Options granted	(1,273)	1,273	$18.13
Options exercised	—	(696)	$8.35
Options canceled	90	(90)	$14.41
Balance as of December 31, 2013	262	3,432	$13.99

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

We determine stock-based compensation expense using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	57.1%	57.6%	57.6%
Expected life	5.9 years	5.9 years	5.9 years
Risk-free interest rate	1.2%	1.1%	1.9%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$9.62	$7.90	$6.44
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
Additional information regarding our stock options outstanding and exercisable as of December 31, 2013 is summarized in the following table:

	Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Contractual Life	Options Exercisable
	(In Thousands)	(In Years)	(In Thousands)
$2.42 - $3.39	76	1.1	76
$4.08 - $4.08	89	5.9	89
$4.45 - $4.45	295	6.2	277
$8.23 - $8.37	262	7.0	200
$13.01 - $13.08	176	7.7	126
$13.16 - $14.90	841	7.9	405
$15.04 - $21.94	1,649	8.9	437
$29.87 - $38.28	44	9.9	—
	3,432	8.0	1,610
Options exercisable as of December 31, 2013 had a weighted-average remaining contractual life of 7.2 years, a weighted-average exercise price per share of $11.35, and an aggregate intrinsic value of $43.3 million.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Options outstanding that have vested as of December 31, 2013 or are expected to vest in the future are summarized as follows:

	Number of shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(In Thousands)		(In Years)	(In Thousands)
Vested	1,610	$11.35	7.2	$43,343
Expected to vest, net of forfeitures	1,750	$16.34	8.6	38,395
Total vested and expected to vest, net of forfeitures	3,360	$13.95	8.0	$81,738

(1)
Aggregate intrinsic value was calculated as the difference between the closing stock price on the last trading day of 2013, which was $38.28, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during 2013, 2012, and 2011 was $20.8 million, $5.5 million, and $3.1 million, respectively.
There were no stock-based compensation tax benefits recognized during 2013, 2012, or 2011. Capitalized stock-based compensation costs were insignificant at December 31, 2013, 2012, and 2011.
As of December 31, 2013, there was $15.7 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.6 years.
In January 2011, we granted 94,972 performance-based options (the 2010 performance awards) to certain executives. These awards vest over a period of approximately four years based on continuing service and were subject to accelerated vesting if specified corporate and departmental performance goals were met for the fiscal year ended December 31, 2010. Based on achievement of 2010 departmental and corporate goals, vesting for 66,480 options was accelerated in March 2011. We recognized $8,000, $20,000 and $0.4 million of stock-based compensation expense during 2013, 2012, and 2011, respectively.

12. Income Taxes
Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	($16,205)	($18,017)	($20,815)
International	(184)	(871)	(1,489)
Loss before income taxes	($16,389)	($18,888)	($22,304)
Significant components of our provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
State	($24)	($12)	($4)
Foreign	(113)	(124)	(162)
Total provision for income taxes	($137)	($136)	($166)

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Reconciliation of income taxes at the statutory rate to the provision for income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	5.6	(1.7)	3.6
Foreign tax expense	(3.3)	(0.3)	(2.5)
Change in valuation allowance	(34.6)	(28.0)	(32.2)
Federal R&D Credit	6.9	—	1.2
Unrecognized tax benefit	(4.5)	(3.4)	(1.9)
Return to provision reconciliation	(2.8)	0.3	(0.2)
Other, net	(2.1)	(1.6)	(2.8)
Effective tax rate	(0.8)%	(0.7)%	(0.8)%
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$82,230	$79,797
Reserves and accruals	2,467	1,672
Depreciation and amortization	283	355
Tax credit carryforwards	7,898	6,639
Stock-based compensation	3,397	2,149
Total deferred tax assets	96,275	90,612
Valuation allowance	(96,275)	(90,612)
Net deferred tax assets	$—	$—
We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been fully offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $5.7 million and $5.3 million during 2013 and 2012, respectively. The change in valuation allowance in 2013 is mainly due to the current year’s taxable loss and the current year’s research and development credit.
As of December 31, 2013, we had net operating loss carryforwards for U.S. federal income tax purposes of $238.0 million, which expire in the years 2020 through 2034, and U.S. federal research and development tax credits of $5.5 million, which expire in the years 2020 through 2034. As of December 31, 2013, we had net operating loss carryforwards for state income tax purposes of $170.3 million, which expire in the years 2013 through 2034, California research and development tax credits of $6.2 million, which do not expire. As of December 31, 2013, we had foreign net operating loss carryforwards of $2.2 million, which expire in the years 2015 through 2022.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We previously completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2012 and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal and California net operating losses by $1.2 million and $0.7 million, respectively. We have performed a Section 382 update for the period from January 1, 2013 through December 31, 2013 and determined that an ownership change did not occur during such period.
We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2013 because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

in the form of dividends or otherwise, we may be subject to U.S. federal and state income taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of the repatriation. Undistributed earnings of our foreign subsidiaries amounted to approximately $0.4 million at December 31, 2013.
Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allows a full exemption from Singapore corporate tax related to contract manufacturing activities through December 31, 2019, subject to the achievement of certain milestones which will be reviewed by the Singapore government. Due to available capital allowances, we have not benefited from the tax exemption through December 31, 2013 and may never benefit if we do not achieve the required milestones.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R.8) was signed into law. This law retroactively extended the federal research and development credits (R&D credits) for amounts incurred from January 1, 2012 through December 31, 2013. As a result of the retroactive extension, we generated a 2012 federal tax credit of $0.4 million, net of reserve, which was fully offset by the valuation allowance.
Uncertain Tax Positions
The aggregate changes in the balance of our gross unrecognized tax benefits during 2013, 2012, and 2011 were as follows (in thousands):

December 31, 2010	$4,796
Increases in balances related to tax positions taken during current period	652
December 31, 2011	5,448
Increases in balances related to tax positions taken during current period	903
December 31, 2012	6,351
Increases in balances related to tax positions taken during current period	1,044
Decreases in balances related to tax positions taken during prior period	(547)
December 31, 2013	$6,848
Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and were immaterial.
As of December 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2008 are open to examination in various foreign countries.

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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table represents our product revenue by geography based on the billing address of our customers for each year presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$36,308	$27,325	$21,644
Europe	18,472	13,086	10,499
Asia-Pacific	6,564	6,321	3,698
Japan	6,639	3,840	3,942
Other	2,215	916	798
Total	$70,198	$51,488	$40,581
Our license and collaboration and grant revenue is primarily generated in the United States.
We had long-lived assets consisting of property and equipment, net of accumulated depreciation, in the following geographic areas (in thousands) as of:

	December 31, 2013	December 31, 2012	December 31, 2011
United States	$2,967	$1,968	$1,502
Singapore	3,741	2,961	1,720
Japan	32	18	23
Europe	64	27	11
Asia-Pacific	14	—	—
Total	$6,818	$4,974	$3,256

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

15. Quarterly Results of Operations (Unaudited)
Selected quarterly results of operations for the years ended December 31, 2013 and 2012 are as follows (in thousands, except for per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,535	$17,480	$18,287	$20,881
Net loss	$(3,551)	$(4,046)	$(4,286)	$(4,643)
Net loss per share, basic and diluted	$(0.14)	$(0.16)	$(0.17)	$(0.18)
2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$10,945	$12,948	$12,782	$15,659
Net loss	$(6,690)	$(4,580)	$(4,152)	$(3,602)
Net loss per share, basic and diluted	$(0.33)	$(0.22)	$(0.18)	$(0.14)

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

16. Subsequent Events

Senior Convertible Notes Offering

On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes) pursuant to an underwriting agreement, dated January 29, 2014. The Notes will accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 17.8750 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $55.94 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Holders may surrender their Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018 and prior to February 6, 2021, we may redeem any or all of the Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the Notes in cash without any such condition. The redemption price of the Notes will equal 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of the Notes, holders may require us to repurchase the Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
We received net cash proceeds of approximately $194 million from the issuance of the Notes and have used approximately $117.2 million of the net proceeds to satisfy the cash portion of the DVS Sciences, Inc. acquisition (discussed below).
Acquisition of DVS Sciences, Inc.
On February 13, 2014, we acquired DVS Sciences, Inc. (DVS) for approximately $193.8 million and assumed all outstanding DVS stock options and unvested restricted stock, as discussed below. The merger consideration payable to the former stockholders of DVS, excluding the value of stock options and unvested restricted stock assumed by us, consisted of approximately $117.2 million in cash and 1,759,007 shares of Fluidigm common stock with a fair value of approximately $76.8 million, including cash of $1.0 million in escrow to satisfy certain potential working capital adjustments. In addition, 50.3030% of the shares with a fair value of $38.6 million was deposited into escrow to secure indemnification obligations. Under the terms of the merger agreement, all outstanding stock options and unvested shares of DVS restricted stock were converted into 142,624 stock options and 186,417 shares of Fluidigm common stock, respectively, pursuant to an exchange ratio specified in the merger agreement. At February 13, 2014, there were 27,756,000 shares of our common stock issued and outstanding, which includes the 1,759,007 shares issued and 186,417 shares of unvested restricted stock for the DVS acquisition but excludes any exercise of stock options since December 31, 2013.
Prior to the closing of the acquisition, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our Notes (discussed above) to fund the cash portion of the acquisition consideration. The results of DVS’s operations have not been included in our consolidated financial statements for the year ended December 31, 2013.
The initial accounting for the business combination is in progress as of the date of this Form 10-K filing.
Termination of Singapore Lease
Fluidigm Singapore Pte. Ltd. (Fluidigm Singapore), our wholly-owned subsidiary, is currently party to leases for manufacturing and office space in Singapore. One of the leases expires on September 30, 2014 according to its terms, and the remainder of the leases will expire on later dates through August 26, 2016 (the Other Leases). On February 27, 2014, Fluidigm Singapore notified its landlord that it was exercising its right pursuant to the terms of the Other Leases to terminate the Other Leases early, effective as of September 30, 2014.
Fluidigm Singapore intends to relocate its Singapore facilities to its new manufacturing and office space located at Block 5008, Ang Mo Kio Avenue 5 TECHplace II, Singapore in the third quarter of 2014. See Note 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the headings “Corporate Governance and Board of Directors,” “Election of Class I Directors,” “Executive Officers” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the headings “Corporate Governance and Board of Directors” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the headings “Executive Compensation” and “Security Ownership.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the headings “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2013
Accounts receivable allowance	$448	$4	$(416)	$36
Year ended December 31, 2012
Accounts receivable allowance	$366	$97	$(15)	$448
Year ended December 31, 2011
Accounts receivable allowance	$467	$12	$(113)	$366

EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/2011
4.2	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Ninth Amended and Restated Investor Rights Agreement between the registrant and certain holders of the registrant’s capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/2010
4.6	Reserved.
4.7	Reserved.
4.8	Business Financing Agreement between the registrant and Bridge Bank, National Association, dated as of December 16, 2010.	S-1/A	4.8	1/28/2011
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	8-K	4.8A	4/4/2011
4.8B	Business Financing Modification Agreement dated December 21, 2012, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	4.8B	12/27/2012
4.8C	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	10.1	1/29/2014
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of the registrant, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of the registrant, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of the registrant.	S-1/A	10.4	1/28/2011
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	S-1	10.9	12/3/2010
10.10	Reserved.
10.11	Reserved.
10.12	Reserved.
10.13	Reserved.
10.14#	Form of Amended and Restated Employment and Severance Agreement between the registrant and each of its executive officers.	8-K	10.14	12/11/2012
10.15	Reserved.
10.16	Reserved.
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/2011
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and the registrant, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and the registrant dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.21
Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.
		Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.22	Reserved.
10.23	Reserved.
10.24	Reserved.
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26	Reserved.
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: March 12, 2014	By:	/s/ Gajus V. Worthington
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

Signature	Title	Date

/s/ Gajus V. Worthington	President and Chief Executive Officer (Principal Executive Officer); Director	March 12, 2014
Gajus V. Worthington
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2014
Vikram Jog
/s/ Samuel D. Colella	Chairman of the Board of Directors	March 12, 2014
Samuel D. Colella
/s/ Gerhard F. Burbach	Director	March 12, 2014
Gerhard F. Burbach
/s/ Evan Jones	Director	March 12, 2014
Evan Jones
/s/ Patrick S. Jones	Director	March 12, 2014
Patrick S. Jones
/s/ John A. Young	Director	March 12, 2014
John A. Young

INDEX TO EXHIBITS

EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/2011
4.2	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Ninth Amended and Restated Investor Rights Agreement between the registrant and certain holders of the registrant’s capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/2010
4.6	Reserved.
4.7	Reserved.
4.8	Business Financing Agreement between the registrant and Bridge Bank, National Association, dated as of December 16, 2010.	S-1/A	4.8	1/28/2011
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	8-K	4.8A	4/4/2011
4.8B	Business Financing Modification Agreement dated December 21, 2012, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	4.8B	12/27/2012
4.8C	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	10.1	1/29/2014
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of the registrant, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of the registrant, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of the registrant.	S-1/A	10.4	1/28/2011
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	S-1	10.9	12/3/2010
10.10	Reserved.
10.11	Reserved.
10.12	Reserved.
10.13	Reserved.
10.14#	Form of Amended and Restated Employment and Severance Agreement between the registrant and each of its executive officers.	8-K	10.14	12/11/2012
10.15	Reserved.
10.16	Reserved.
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/2011
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and the registrant, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and the registrant dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.21
Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.
		Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.22	Reserved.
10.23	Reserved.
10.24	Reserved.
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26	Reserved.
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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