Form 10-Q
period 2014-03-31
FLUIDIGM CORP
filed 2014-05-12
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 28,060,958 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$101,024	$35,261
Short-term investments	42,123	49,083
Accounts receivable (net of allowances of $54 and $36 at March 31, 2014 and December 31, 2013, respectively)	18,790	10,552
Inventories	13,426	8,148
Prepaid expenses and other current assets	3,450	1,540
Total current assets	178,813	104,584
Long-term investments	15,130	1,942
Property and equipment, net	9,377	6,818
Developed technology, net	110,600	—
Goodwill	104,245	—
Other non-current assets	6,558	3,571
Total assets	$424,723	$116,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,001	$4,353
Accrued compensation and related benefits	4,198	5,485
Other accrued liabilities	8,206	5,392
Deferred revenue, current portion	5,331	2,721
Total current liabilities	25,736	17,951
Convertible notes, net	195,249	—
Deferred tax liability, net	31,708	—
Deferred revenue, net of current portion	3,711	1,899
Other non-current liabilities	888	651
Total liabilities	257,292	20,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock: $0.001 par value, 200,000 shares authorized at March 31, 2014 and December 31, 2013; 28,016 and 25,811 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	28	26
Additional paid-in capital	440,921	354,465
Accumulated other comprehensive loss	(757)	(730)
Accumulated deficit	(272,761)	(257,347)
Total stockholders’ equity	167,431	96,414
Total liabilities and stockholders’ equity	$424,723	$116,915
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product revenue	$25,449	$14,254
License revenue	112	116
Grant revenue	163	165
Total revenue	25,724	14,535
Costs and expenses:
Cost of product revenue	8,704	4,259
Research and development	7,646	4,197
Selling, general and administrative	15,257	11,146
Acquisition-related expenses	10,696	—
Total costs and expenses	42,303	19,602
Loss from operations	(16,579)	(5,067)
Interest expense	(1,026)	(10)
Gain from sale of investment in Verinata	—	1,777
Other income (expense), net	48	(213)
Loss before income taxes	(17,557)	(3,513)
Benefit from (provision for) income taxes	2,143	(38)
Net loss	$(15,414)	$(3,551)
Net loss per share, basic and diluted	$(0.57)	$(0.14)
Shares used in computing net loss per share, basic and diluted	26,900	25,242
Comprehensive loss	$(15,442)	$(3,555)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(15,414)	$(3,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	920	584
Stock-based compensation expense	3,379	1,255
Acquisition-related share-based awards acceleration expense	2,648	—
Amortization of developed technology	1,400	—
Non-cash charges for sale of inventory revalued at the date of acquisition	517	—
Gain from sale of investment in Verinata	—	(1,777)
Changes in assets and liabilities:
Accounts receivable, net	(601)	2,933
Inventories	(2,511)	(439)
Prepaid expenses and other current assets	(435)	(410)
Other non-current assets	(3,103)	13
Accounts payable	2,514	1,128
Other current liabilities	(1,415)	(866)
Other non-current liabilities	1,554	246
Net cash used in operating activities	(10,547)	(884)
Investing activities
Acquisition, net of cash acquired	(113,190)	—
Purchases of investments	(15,003)	(7,414)
Proceeds from sales and maturities of investments	8,775	7,390
Proceeds from sale of investment in Verinata	—	3,117
Purchases of property and equipment	(1,813)	(698)
Net cash (used in) provided by investing activities	(121,231)	2,395
Financing activities
Proceeds from issuance of convertible notes, net	195,212	—
Proceeds from exercise of stock options	2,287	1,767
Net cash provided by financing activities	197,499	1,767
Effect of foreign exchange rate fluctuations on cash and cash equivalents	42	(112)
Net increase in cash and cash equivalents	65,763	3,166
Cash and cash equivalents at beginning of period	35,261	58,649
Cash and cash equivalents at end of period	$101,024	$61,815

Supplemental cash flow information:
Issuance of common stock and options related to acquisition	$78,196	$—
See accompanying notes.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business
Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999 to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California. We develop, manufacture, and market life science analytical and preparatory systems for growth markets such as single-cell biology and production genomics. We sell to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies worldwide. Our systems are based on proprietary microfluidics and multi-parameter mass cytometry technology, and are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.
The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, income tax provisions, stock-based compensation, inventory valuation, allowances for doubtful accounts and useful lives of long-lived assets. We base our estimates on historical experience and on various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.
Reclassifications
Certain items previously reported in the condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported net cash used in operating activities, net cash provided by investing activities, net cash provided by financing activities, or change in cash and cash equivalents.
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Options to purchase common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Stock options and restricted stock	3,927	3,731
Convertible notes	3,598	—
Comprehensive Loss
The following is a summary of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(15,414)	$(3,551)
Other comprehensive loss	(28)	(4)
Comprehensive loss	$(15,442)	$(3,555)
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
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.
Long-lived Assets
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying values. If the fair values of our reporting unit exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting unit, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

3. Convertible Notes

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
We received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred $1.1 million in offering-related expenses. We used $126.0 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (See Note 4).

4. Acquisition
On February 13, 2014 (Acquisition Date), we acquired DVS Sciences, Inc. (DVS) primarily to broaden our addressable single-cell biology market opportunity and complement our existing product offerings. DVS develops, manufactures, markets, and sells multi-parameter single-cell protein analysis systems and related reagents and data analysis tools. DVS’s principal market is the life sciences research market consisting of drug development companies, government research centers, and universities worldwide.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The aggregate purchase price was determined to be $199.9 million, as detailed in the table below:

Estimated Fair Value (in thousands)
Cash	$126,048
Issued 1,759,007 shares of Fluidigm common stock	76,805
Acquisition consideration paid at Acquisition Date	202,853
Accelerated stock compensation (1)	(6,690)
Estimated fair value of vested Fluidigm equivalent stock options (2)	4,039
Working capital adjustment	(269)
Aggregate purchase price	$199,933

(1)
As a part of the acquisition, we accelerated vesting of certain DVS stock options and shares of restricted stock, and incurred a $6.7 million expense, based upon the per share consideration paid to holders of shares of DVS common stock as of February 13, 2014. This expense is accounted for as a separate transaction and reflected in the acquisition-related expenses line of the condensed consolidated statements of operations.

(2)
In conjunction with the acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock and converted, as of the Acquisition Date, the unvested stock options outstanding under the DVS stock option plan into unvested stock options to purchase approximately 143,000 shares of Fluidigm common stock and approximately 186,000 shares of restricted Fluidigm common stock, retaining the original vesting schedules. The fair value of all converted share-based awards was $14.6 million, of which $4.0 million was attributed to the pre-combination service period and was included in the calculation of purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The fair value of the Fluidigm equivalent share-based awards as of the Acquisition Date was estimated using the Black-Scholes valuation model.

Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, was deposited into escrow. These shares comprise a portion of the merger consideration and will be held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the Acquisition Date, subject to any then pending indemnification claims.
Prior to the closing of the acquisition, we closed an underwritten public offering of $201.3 million aggregate principal amount of our Notes (See Note 3) to fund a portion of the cash consideration payable in connection with the acquisition. The results of DVS's operations have been included in the condensed consolidated financial statements for the period from February 13, 2014 to March 31, 2014.
As of March 31, 2014, the accounting for the Acquisition is preliminary due to the ongoing analysis of the developed technology relating to intellectual property rights acquired in connection with the acquisition, associated royalty obligations pursuant to third-party license agreements, and certain tax liabilities. Upon completion of this analysis and during the measurement period, we may record adjustments to the estimated amounts recorded.

Net Assets Acquired
The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the assets acquired and liabilities assumed as of the Acquisition Date:

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Allocation of purchase price (in thousands)
Cash and cash equivalents	$8,405
Accounts receivable, net	7,698
Inventories	3,489
Prepaid expenses and other current assets	1,482
Property and equipment, net	1,202
Developed technology	112,000
Goodwill	104,245
Other non-current assets	88
Total assets acquired	238,609
Accounts payable	(1,114)
Accrued compensation and related benefits	(761)
Other accrued liabilities	(1,204)
Deferred revenue, current portion	(1,844)
Tax payable	(45)
Deferred tax liability	(32,079)
Deferred revenue, net of current portion	(1,629)
Net assets acquired	$199,933
The following table is a summary of the fair value estimate of the identifiable intangible asset and its useful life:

	Useful Life	Estimated Fair Value (in thousands)
Developed technology	10 years	112,000
The $104.2 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition and is not expected to be deductible for income tax purposes.

Acquisition Costs
Acquisition-related expenses were $10.7 million for the three months ended March 31, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investing banking fees. These costs are included within the acquisition-related expenses line of the condensed consolidated statements of operations.

Actual and Pro Forma Results
The amounts of total revenue and net loss of DVS included in our condensed consolidated statement of operations from the Acquisition Date to March 31, 2014 are as follows:

Acquisition Date to March 31, 2014 (in thousands)
Total revenue	$2,828
Net loss	$(1,597)

The unaudited pro forma results presented below include the effects of the DVS acquisition as if it had been consummated as of January 1, 2013. The pro forma results below include adjustments related to depreciation and amortization to reflect the fair value of acquired property and equipment and identifiable intangible assets, stock-based compensation, and the associated income

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

tax impacts. Share-based compensation associated with accelerated vesting and acquisition related costs, which are not expected to occur in future quarters, are not reflected in the pro forma calculation. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition. or (ii) transaction or integration costs relating to the acquisition.

	March 31, 2013 (in thousands)	March 31, 2014 (in thousands)
Unaudited pro forma total revenue	$18,735	$29,509
Unaudited pro forma net loss	$(10,297)	$(18,986)

5. Goodwill and Intangible Assets
Goodwill
Upon the acquisition of DVS, we acquired $104.2 million of goodwill. There were no changes in goodwill balance between the Acquisition Date and March 31, 2014.
Intangible Assets
The following table provides details of our intangible assets related to the DVS acquisition as of March 31, 2014 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(1,400)	$110,600	10

We recognized $1.4 million in intangible asset amortization expense during the quarter ended March 31, 2014. The estimated future amortization expense of intangible assets as of March 31, 2014 is as follows (in thousands):

Amount
2014 (remainder of year)	$8,400
2015	11,200
2016	11,200
2017	11,200
2018	11,200
Thereafter	57,400

$110,600

6. Inventories
Inventories consist of the following (in thousands):

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	March 31, 2014	December 31, 2013
Raw materials	$5,467	$2,650
Work-in-process	1,900	1,627
Finished goods	6,059	3,871
	$13,426	$8,148

7. Fair Value of Financial Instruments
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
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2014				December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$77,490	$—	$—	$77,490	$17,547	$—	$—	$17,547
U.S. government and agency securities	—	57,253	—	57,253	—	51,025	—	51,025
Total assets measured at fair value	$77,490	$57,253	$—	$134,743	$17,547	$51,025	$—	$68,572
The following is a summary of investments at March 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$57,239	$20	$(6)	$57,253

The contractual maturity dates of $42.1 million of our investments are within one year from March 31, 2014. The contractual maturity dates of our remaining securities are less than eighteen months from March 31, 2014.
The following is a summary of our cash and cash equivalents (in thousands):

	March 31, 2014	December 31, 2013
Cash	$23,534	$17,714
Money market funds	77,490	17,547
Cash and cash equivalents	$101,024	$35,261

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Line of Credit
A bank line of credit, as amended, provides us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The line of credit expires in December 2014 and is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. At March 31, 2014, there was no outstanding balance on the line of credit. On May 9, 2014, we entered into a modification agreement with the lender to amend and waive certain financial covenants under the financing agreement, effective as of March 31, 2014. Except to the extent specifically amended pursuant to the modification agreement, the financing agreement remains in full force and effect. We are in compliance with all applicable covenants under the financing agreement.

9. Commitments and Contingencies

Operating Leases
On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a facility located at Block 5008, Ang Mo Kio Avenue 5, TECHplace II, Singapore 569874. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder will commence on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease, and a right of first refusal on certain additional space in the building beginning June 2, 2014 until June 1, 2015. The leases for Fluidigm Singapore’s existing facilities terminate on August 31, 2014. Fluidigm Singapore intends to consolidate its manufacturing operations in the new space in the third quarter of 2014.
In connection with our acquisition of DVS (See Note 4), we assumed the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. Rent expense for the period February 13, 2014 to March 31, 2014 was $44,000. The total operating lease obligations for the assumed operating leases in Sunnyvale, California and Markham, Ontario, Canada are $716,000 as of March 31, 2014.

10. Stock-Based Compensation
During the three months ended March 31, 2014, we granted to certain employees options to purchase 352,000 shares of common stock with exercise prices ranging from $44.07 to $47.55 per share. These options had a total grant date fair value of $9.2 million that will be recognized as expense over their respective 4-year vesting periods. We also granted 285,000 restricted stock units to certain employees with fair market values ranging from $42.43 to $47.55 per share. These restricted stock units had a total grant date fair value of $13.2 million that will be recognized as expense over the respective 4-year vesting periods.
We recognized stock-based compensation expense of $3.4 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had $25.2 million and $20.1 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.9 years and 3.9 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock. (See Note 4.) As of March 31, 2014, we had $2.2 million and $7.0 million of unrecognized stock-based compensation costs related to these stock options and restricted stock, respectively, which are expected to be recognized over a weighted average period of 2.0 years and 0.8 years, respectively.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Income Taxes
Income taxes are primarily comprised of state and foreign income taxes. The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. Income tax expense primarily consists of amounts payable in foreign jurisdictions. As a result of the intangible assets arising from the DVS acquisition (See Note 4), we recorded foreign and California deferred tax liabilities of $30.0 million and $2.0 million, respectively. The related valuation allowance associated with our California deferred tax assets was released and recorded as an income tax benefit in the quarter ended March 31, 2014.

12. Information About Geographic Areas
We operate in one reporting segment, which is the development, manufacturing, and commercialization of life science analytical and preparatory systems consisting of instruments and consumables for academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies in growth markets, such as single-cell biology and production genomics.
The following table presents our product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$11,238	$6,919
Europe	6,382	3,501
Japan	4,354	1,499
Asia-Pacific	2,092	1,915
Other	1,383	420
Total	$25,449	$14,254
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
“Fluidigm,” the Fluidigm logo, “BioMark,” “Access Array,” “C1,” “CyTOF,” “EP1,” “SNPtype,” and “DELTAgene” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.
In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.
Overview
We develop, manufacture, and market life science analytical and preparatory systems for growth markets such as single-cell biology and production genomics. We sell to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies worldwide. Our systems are based on proprietary microfluidics and multi-parameter mass cytometry technology, and are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. We have sold approximately 1,000 systems to customers in over 30 countries worldwide.
We have launched several product lines since 2006, including systems for gene expression analysis, genotyping, digital polymerase chain reaction, or digital PCR, single nucleotide polymorphism genotyping, or SNP genotyping, target enrichment, high-throughput gene expression analysis, targeted single-cell gene expression analysis, and single-cell sample preparation. In May 2011, we launched assay products for gene expression and genotyping, and primers for targeted next-generation DNA sequencing. Our systems utilize one or more integrated fluidic circuits, or IFCs, designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications. Additionally, pursuant to our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.), or DVS, on February 13, 2014, we now also develop, manufacture, market, and sell multi-parameter single-cell protein analysis systems and related reagents and data analysis tools.
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our genomics analytical and preparatory instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our proteomics analytical instruments are manufactured at our facility in Canada, and our assays and reagents for commercial sale and IFCs for our research and development purposes are manufactured at our facilities in South San Francisco and Sunnyvale, California.

Our total revenue grew from $52.3 million in 2012 to $71.2 million in 2013, and for the three months ended March 31, 2014, our total revenue was $25.7 million. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2014, our accumulated deficit was $272.8 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 12, 2014.
Results of Operations
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Instruments	$15,107	$7,905
Consumables	10,342	6,349
Product revenue	25,449	14,254
License revenue	112	116
Grant revenue	163	165
Total revenue	$25,724	$14,535
The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented ($ in thousands):

	Three Months Ended March 31,
	2014		2013
United States	$11,238	44%	$6,919	49%
Europe	6,382	25%	3,501	25%
Japan	4,354	17%	1,499	10%
Asia-Pacific	2,092	8%	1,915	13%
Other	1,383	6%	420	3%
Total	$25,449	100%	$14,254	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 19% and 21% of our total revenue in the three months ended March 31, 2014 and 2013, respectively.

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013
Total Revenue
Total revenue increased by $11.2 million, or 77%, to $25.7 million for the three months ended March 31, 2014, compared to $14.5 million for the three months ended March 31, 2013.
Product Revenue
Product revenue increased by $11.2 million, or 79%, to $25.4 million for the three months ended March 31, 2014, compared to $14.3 million for the three months ended March 31, 2013.
Instrument revenue increased by $7.2 million, or 91%, primarily driven by increased unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System; to a lesser extent, increases in unit sales of our BioMark HD System; and unit sale contributions from our recently acquired CyTOF 2 system. Higher sales of service offerings, including service related to CyTOF 2 systems, and higher average selling prices of our instrument systems also contributed to the increase in instrument revenue. The revenue increase was slightly offset by lower unit sales of our Access Array System and lower accessory sales.
Consumables revenue increased by $4.0 million, or 63%, primarily due to growth in overall IFC unit volume, driven mainly by increased sales to production genomics customers. Annualized IFC pull-through for our genomics analytical systems was slightly above our historical range of $40,000 to $50,000 per system and within our expected range of $15,000 to $25,000 per system for genomics preparatory systems. Annualized IFC pull-through for our proteomics analytical systems was within our historical range of $50,000 to $70,000 per system. To a lesser extent, sales from our recently acquired antibody consumables, and higher sales of our assays and reagents also contributed to the overall increases in consumables revenue.
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
Grant revenue was $0.2 million for each of the three months ended March 31, 2014 and 2013.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended March 31,
	2014	2013
Cost of product revenue	$8,704	$4,259
Product margin	66%	70%
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
Cost of product revenue increased by $4.4 million, or 104%, to $8.7 million for the three months ended March 31, 2014. Overall cost of product revenue as a percentage of related revenue was 34% and 30% for the three months ended March 31, 2014 and 2013, respectively.
Non-cash charges resulting from the acquisition of DVS increased the cost of product revenue as a percentage of related revenue by approximately 7 percentage points. These charges included amortization of developed technology and step-up in the basis of acquired inventory.

The unfavorable impact of these charges was partially offset by lower IFC costs resulting from higher production volumes related to higher sales volumes and inventory build-up in preparation for the transition of our Singapore manufacturing operations to a new site. In addition, instrument margins improved mainly due to favorable average unit sales prices; a higher mix of C1 Single-Cell Auto Prep Systems, which have a higher margin compared to other instruments; and lower freight and service costs as a percentage of revenues.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$7,646	$4,197
Selling, general and administrative	15,257	11,146
Total operating expenses	$22,903	$15,343
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
Research and development expense increased $3.4 million, or 82%, to $7.6 million for the three months ended March 31, 2014, compared to $4.2 million for the three months ended March 31, 2013. The acquisition of DVS contributed approximately $2.0 million. The remainder of the increase was attributable to headcount and other compensation-related costs of $1.0 million; and an increase in facility expenses of $0.2 million. We incurred these costs to support our development and commercialization of new and existing products and services.
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
Selling, general and administrative expense increased $4.1 million, or 37%, to $15.3 million for the three months ended March 31, 2014, compared to $11.1 million for the three months ended March 31, 2013. The increase related to the acquisition of DVS was $1.5 million. We also had higher headcount and other compensation-related costs of $1.4 million, an increase in legal and accounting fees of $0.7 million; and an increase in sales and marketing activities of $0.1 million. The increase was primarily driven by expansion of our worldwide commercial capabilities, and to a lesser extent, general and administrative expense to support our growth.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Acquisition-Related Expenses
Acquisition-related expenses were $10.7 million for the three months ended March 31, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investing banking fees.

Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income and expense items for each period presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense	$(1,026)	$(10)
Gain from sales of investment in Verinata	—	1,777
Other income (expense), net	48	(213)
On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. The Notes will accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. As a result of the issuance of the Notes, we expect interest expense to be higher in future quarters as the expense will accrue over the full quarter as opposed to the partial quarter in the first quarter of 2014.
Interest expense increased by $1.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to the Notes, including amortization of underwriting commission and other debt related costs.
Other income, net increased by $0.3 million for the three months ended March 31, 2014 compared to other expense, net of $213,000 for the three months ended March 31, 2013. In 2013, the loss was due primarily to an unfavorable rate change in the Japanese Yen against the U.S. dollar, which did not recur in the current period.
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
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2014, our principal sources of liquidity consisted of $101.0 million of cash and cash equivalents and $57.3 million of investments. As of March 31, 2014, our working capital totaled $158.4 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash flow summary
Net cash used in operating activities	$(10,547)	$(884)
Net cash (used in) provided by investing activities	(121,231)	2,395
Net cash provided by financing activities	197,499	1,767
Net increase in cash and cash equivalents	65,763	3,166
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

Net cash used in operating activities was $10.5 million for the three months ended March 31, 2014, compared to $0.9 million for the three months ended March 31, 2013, an increase of $9.7 million. Cash used for working capital purposes increased by $3.9 million, driven primarily by higher accounts receivable and inventory, partially offset by increase in accounts payable. Our net loss, adjusted for non-cash and non-operating items and deferred revenue, for the three months ended March 31, 2014 increased by $5.8 million, compared to the same period in 2013 primarily due to acquisition-related expenses of $6.5 million.
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
Net cash used in investing activities was $121.2 million during the three months ended March 31, 2014. Net cash used in investing activities primarily consisted of $113.2 million related to the acquisition of DVS, net of acquired cash of $8.4 million, and excluding $4.1 million attributed to the acceleration of DVS share-based awards and classified as cash used in operating activities; purchases of investments of $15.0 million; and capital expenditures of $1.8 million primarily to support growth in our manufacturing operations; partially offset by proceeds from sales and maturities of investments of $8.8 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $197.5 million during the three months ended March 31, 2014 and consists of net proceeds of $195.2 million from the issuance of senior convertible notes and proceeds received in connection with the exercise of options for our common stock of $2.3 million.
Net cash provided by financing activities was $1.8 million during the three months ended March 31, 2013 from proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At March 31, 2014, our working capital was $158.4 million, including cash, cash equivalents, and investments of $158.3 million. On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. We received cash proceeds of $195.2 million, net of underwriting discounts. Debt issuance costs were approximately $1.1 million. We used $126.0 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS.
We have a bank line of credit agreement that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At March 31, 2014, we had no borrowing outstanding under the bank line of credit.
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
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations and Commitments
On April 9, 2013, we entered into an amendment (the Amendment) to the lease agreement dated as of September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located at 7000 Shoreline Court, South San Francisco, California. The Amendment provided for an expansion of the premises covered under the Lease, effective as of April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
Fluidigm Singapore Pte. Ltd. (Fluidigm Singapore), our wholly-owned subsidiary, is currently party to leases for manufacturing and office space in Singapore, which were scheduled to terminate on September 30, 2014 as previously disclosed. On May 6, 2014, Fluidigm Singapore and the landlord of the existing manufacturing and office space in Singapore agreed to terminate the leases on August 31, 2014. On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy (the Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (the Landlord), relating to the lease of a facility located at Block 5008, Ang Mo Kio Avenue 5, TECHplace II, Singapore 569874. Pursuant to the Lease, we took possession of the facility commencing on March 3, 2014 for a term of 99 months. Aggregate gross rent (including service charges) due under the Lease will be SG$6.4 million (approximately US$5.1 million using the March 31, 2014 exchange rate). The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease, and a right of first refusal on certain additional space in the building beginning June 2, 2014 until June 1, 2015. Fluidigm Singapore intends to relocate its Singapore facilities to its new manufacturing and office space located at Block 5008, Ang Mo Kio Avenue 5 TECHplace II, Singapore in the third quarter of 2014.
In connection with our acquisition of DVS (See Note 4), we assumed the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total operating lease obligations for the assumed operating leases in Sunnyvale, California and Markham, Ontario, Canada are $716,000 as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of March 31, 2014 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $101.0 million at March 31, 2014. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $57.3 million in investments at March 31, 2014 held primarily in U.S. government and agency securities. The contractual maturity dates of $42.1 million of our U.S. government and agency securities are within one year from March 31, 2014. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from March 31, 2014. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, during the quarter ended March 31, 2014, we completed our acquisition of DVS Sciences Inc. (now Fluidigm Sciences Inc.), or DVS, which is now our wholly-owned subsidiary and a "significant subsidiary" as defined by Rule 1-02 of Regulation S-X promulgated by the Securities and Exchange Commission.  We are in the process of integrating DVS's operations with our operations, including integration of financial reporting processes and procedures and internal controls over financing reporting.  In the course of integrating DVS's financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financing reporting and will disclose any such changes if material as required by the rules of the SEC.
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
On February 13, 2014, we completed the acquisition of DVS Sciences, Inc., or DVS (now Fluidigm Sciences Inc., or Fluidigm Sciences), which develops, manufactures, markets, and sells multi-parameter single-cell protein analysis systems. For purposes of the risk factors below, Fluidigm Sciences refers to Fluidigm Sciences and its wholly-owned Canadian subsidiary, Fluidigm Canada Inc., or Fluidigm Canada (formerly DVS Sciences Inc.).
Risks Related to Fluidigm’s Business and Strategy
Emerging market opportunities may not develop as quickly as we expect, limiting our ability to successfully market and sell our products, or our product development and strategic plans relating to such markets may change and our entry into these emerging markets may be delayed, if it occurs at all.
The application of our technologies to single-cell biology (across genomics and proteomics) and production genomics applications are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. For example, we launched our C1 Single-Cell Auto Prep System in June 2012, which applies our technology to, among other things, improve single-cell analytic workflow for single-cell genomics. The future growth of the single-cell biology market and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. If the market for single-cell biology and production genomics do not develop as we expect, our business may be adversely affected. Additionally, our success in these emerging markets may depend to a large extent on our ability to successfully market and sell products using our technologies. If we are not able to successfully market and sell our products, or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into emerging markets.
Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2011 and 2012, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our quarter-to-quarter financial results could be significantly impacted.
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
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $15.4 million, $16.5 million, $19.0 million, and $22.5 million during the three months ended March 31, 2014 and years 2013, 2012, and 2011, respectively. As of March 31, 2014, we had an accumulated deficit of $272.8 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
Actual results relating to Fluidigm Sciences (formerly DVS Sciences, Inc.) may differ from any guidance issued by us concerning future revenue and revenue growth of Fluidigm Sciences or the anticipated impact of the acquisition on the operating results of the combined company, and these differences could be material.
We cannot provide assurances with respect to the future revenues or revenue growth rates we may realize as a result of our acquisition of DVS and sales of its CyTOF mass spectrometer and associated consumables for the proteomics market. Fluidigm Sciences’ revenues increased substantially through fiscal 2013, but we recently reduced our revenue expectations for 2014 and do not expect revenue from sales of Fluidigm Sciences’ proteomics products to grow, if at all, at the same rates experienced in recent periods. We currently expect 2014 revenues from sales of our proteomics products to be less than our 2013 revenues. In addition, although its revenues have grown on an annual basis in recent years, Fluidigm Sciences has experienced substantial quarter-to-quarter variations in levels of demand and revenue growth for its instruments and consumables, and we expect that these variances may continue in the future. Additional risks and uncertainties that could cause actual results from our proteomics product line to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to successfully integrate Fluidigm Sciences; our ability to commercialize Fluidigm Sciences products; market acceptance of Fluidigm Sciences products; our ability to successfully launch new products and applications in Fluidigm Sciences’ target markets; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; reduction in research and development spending or changes in budget priorities by customers; interruptions or delays in the supply of components or materials for, or manufacturing of, Fluidigm Sciences’ products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; and the other risks identified in this report. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments from our proteomics product line that are currently anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to, or effects on, us. Any failure to meet any proteomics guidance that we have provided or may provide in the future could have a material adverse effect on the trading price or volume of our stock.
We have made certain assumptions relating to our recent acquisition which may prove to be materially inaccurate.
We have made certain assumptions relating to the acquisition of DVS, which assumptions may be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

•	projections of Fluidigm Sciences’ revenue growth, if any, and future revenues;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the acquisition;

•	our ability to maintain, develop and deepen relationships with customers of Fluidigm Sciences; and

•	other financial and strategic risks of the acquisition.
The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.
As of March 31, 2014, we had approximately $214.8 million of net intangible assets, net of amortization, and goodwill, all of which relates to the acquisition. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.
If our research and product development efforts do not result in commercially viable products within anticipated timelines, if at all, our business and results of operations will be adversely affected.
Our business is dependent on the improvement of our existing products, our development of new products to serve existing markets, and our development of new products to create new markets and applications that were previously not practical with existing systems. We intend to devote significant personnel and financial resources to research and development activities designed to advance the capabilities of our technology. We have developed design rules for the implementation of our technology that are frequently revised to reflect new insights we have gained about the technology. In addition, we have discovered that biological or chemical reactions sometimes behave differently when implemented on our systems rather than in a standard laboratory environment. Furthermore, many such reactions take place within the confines of single cells, which have also demonstrated unexpected behavior when grown and manipulated within microfluidic environments. As a result, research and development efforts may be required to transfer certain reactions and cell handling techniques to our systems. In the past, product development projects have been significantly delayed when we encountered unanticipated difficulties in implementing a process on our systems. We may have similar delays in the future, and we may not obtain any benefits from our research and development activities. Any delay or failure by us to develop new products or enhance existing products would have a substantial adverse effect on our business and results of operations.
If one or more of our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our instruments, IFCs, and/or assays and, as a result, our business will be harmed until we are able to secure a new facility.
We manufacture all of our genomics analytical and preparatory instruments and integrated fluidic circuits, or IFCs, for commercial sale at our facility in Singapore, our proteomics analytical instruments for commercial sale at our facility in Canada, and our assays for commercial sale at our facilities in South San Francisco and Sunnyvale, California. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, and assays would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
The current leases for our manufacturing facility in Singapore will terminate on August 31, 2014. On October 14, 2013, Fluidigm Singapore Pte. Ltd., or Fluidigm Singapore, our wholly-owned subsidiary, accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and qualification of the new facility, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. If our manufacturing capabilities are impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
We may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.
We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. For example, we expect to consolidate our Singapore manufacturing operations in a new facility in the third quarter of 2014. Such a move will involve significant expense, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. In addition, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business. If our manufacturing activities are adversely impacted by our move, or if we are otherwise unable to keep up with demand for our products by successfully manufacturing, assembling, testing, and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.
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

•
The electron multiplier included in the CyTOF system, and the nickel sampler cone and certain metal isotopes used with the CyTOF system, are purchased from single source suppliers and are available from a limited number of sources.

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
Our success depends, in part, on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. Market acceptance of our systems will depend on many factors, including our ability to convince potential customers that our systems are an attractive alternative to existing technologies. Compared to some competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in customers choosing to retain their existing systems or to purchase systems other than ours.
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
Our business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with our recent acquisition.
Parties with which we or Fluidigm Sciences do business may experience uncertainty associated with the recent acquisition, including with respect to current or future business relationships with us, Fluidigm Sciences, or the combined business. These business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Fluidigm Sciences, or the combined business, including our competitors. These disruptions could have a material adverse effect on the businesses, operating results, and financial condition of the combined business.
The life science research and Ag-Bio markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein analysis , genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Applied Science (a division of Roche Diagnostics Corporation), Sequenom, Inc., Sony Corporation (through its P5 joint venture), Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.
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
We expect that our revenue in the foreseeable future will be derived primarily from sales of our systems and IFCs to academic institutions, clinical laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding the federal government budget sequestration, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems and IFCs. These reductions and delays may result from factors that are not within our control, such as:

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
We may not be able to develop new products or enhance the capabilities of our existing systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business, revenue, financial condition, and operating results.
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques, or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including single-cell biology and production genomics, as well as potential markets for our products such as high-throughput DNA sequencing and molecular diagnostics applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced, and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition, and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

Our products could become subject to regulation as medical devices by the U.S. Food and Drug Administration, or FDA, or other regulatory agencies in the future.
Our products are currently labeled, promoted and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled and intended for research use only, they are not subject to regulation as medical devices by the FDA. Products labeled and intended for research use only are not currently subject to regulation as medical devices by comparable agencies of other countries. However, the FDA could disagree with our conclusion that our products are for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. In addition, if we change the labeling or promotion of our products in the future to include indications for human diagnostic applications or medical uses, or we have knowledge that our customers are using our products for clinical diagnostic or therapeutic purposes, our products or related applications could be subject to additional regulation as in vitro diagnostic devices, such as under the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label, promote or advertise our products for use in performing clinical diagnostics, we would first need to obtain FDA pre-market clearance or approval (depending on any product’s specific intended use and any such modified labeling claims), unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.
Further, the FDA may expand its regulatory oversight of our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, the FDA could assert jurisdiction over some or all LDTs, which may impact our customers’ uses of our products. A significant change in the way that the FDA regulates our products, the use of our products or any LDTs that our customers develop may require us to change our business model in order to maintain compliance with these laws. The FDA held a meeting in July 2010, during which it indicated that it intends to reconsider its policy of enforcement discretion and to begin drafting a new oversight framework for LDTs. Recent comments by FDA Commissioner Margaret Hamburg in June 2013 indicate that the FDA is working on a new risk-based framework to regulate LDTs. We cannot predict the ultimate timing or form of any FDA guidance or regulation on LTDs.
Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled and intended for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In addition, if the FDA determined that our products labeled for research use only were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act.
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
If we are unable to recruit and retain key executives, scientists and technical support personnel, we may be unable to achieve our goals. We may have difficulty attracting, motivating and retaining executives and other key employees in light of our recent acquisition.
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
Uncertainty about the effect of the recent acquisition on our employees may have an adverse effect on us and, consequently, the combined business resulting from the acquisition. This uncertainty may impair our ability to attract, retain and motivate key personnel in the months after the merger for the combined entity. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined business. Additionally, as a result of the acquisition, key Fluidigm Sciences employees became entitled to receive a portion of the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. In particular, we have identified several key Fluidigm Sciences employees, including key scientific and technical employees, who have been important to the development of Fluidigm Sciences’ products and technologies, and we have implemented employment compensation arrangements in connection with the acquisition to ensure these individuals’ continued employment with us. We cannot provide assurances that these arrangements will sufficiently incentivize these key employees to remain with us. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to remain employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition.
Any failure to successfully integrate Fluidigm Sciences’ business and operations or fully realize potential synergies from the acquisition in the expected time frame would adversely affect our business, operating results, and financial condition.
We do not have a history of acquiring other companies, and the success of our recent acquisition will depend, in part, on our ability to successfully integrate the acquired business and operations and fully realize the anticipated benefits and potential synergies from the combined business. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition.
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
We have developed and are executing on a plan to integrate the operations of Fluidigm Sciences with our business. In connection with the integration, we anticipate that we will incur certain non-recurring charges; however, we cannot identify the timing, nature and amount of all such charges as of the date of this report. These integration costs will be charged as an expense in the period incurred and could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
If we are unable to integrate future acquisitions successfully, our operating results and prospects could be harmed.
In addition to our recent acquisition, we may make additional acquisitions to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Our acquisition of DVS was our first acquisition of another company. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:

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
During the three months ended March 31, 2014 and years 2013, 2012, and 2011, approximately 56%, 48%, 47%, and 47%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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
We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore will terminate on August 31, 2014. On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We expect to consolidate our manufacturing operations in the new space in the third quarter of 2014. Such a move will involve significant expense in connection with the establishment of new clean rooms, the movement and installation of key manufacturing equipment, and qualification of our new facility, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. If our ability to utilize the new facility for manufacturing operations is delayed, we may not be able to meet demand for our microfluidic systems, which could adversely impact our business. We cannot provide assurances that we will be able to secure a lease on a different manufacturing facility on acceptable terms and on a timely basis, if at all, to meet our future manufacturing needs.
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
Our systems utilize novel and complex technology and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. We also provide warranties relating to other parts of our systems. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.
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
To use our products, our BioMark and CyTOF systems in particular, customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.
Our products, our BioMark and CyTOF systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Additionally, on February 13, 2014 we completed our acquisition of DVS, which is now our wholly-owned subsidiary and a "significant subsidiary" as defined by Rule 1-02 of Regulation S-X promulgated by the Securities and Exchange Commission.  DVS was a private company and was not required to maintain internal controls over financial reporting to the same degree as public companies subject to the Sarbanes- Oxley Act.  We are in the process of integrating DVS's operations with ours, including integration of financial reporting processes and procedures and internal controls over financing reporting.  In the course of integration, we may identify internal control deficiencies or material weaknesses that require remediation.
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
Fluidigm Sciences licenses core intellectual property rights covering its products under agreements with several third parties. Termination of or disputes relating to any of these license agreements would have a material adverse effect on our business, operating results, and financial condition and could result in our inability to sell Fluidigm Sciences’ flow cytometry products and otherwise to realize the benefits associated with the acquisition.
The intellectual property rights covering Fluidigm Sciences’ products depend in substantial part on license agreements with third parties, in particular MDS, Inc., or MDS, and also with other third parties such as Nodality, Inc., or Nodality. The licensed intellectual property rights of MDS as well as MDS’s rights and obligations under the license agreement between Fluidigm Canada and MDS were subsequently assigned to and are now held by PerkinElmer Health Sciences, Inc., or PerkinElmer. Under the PerkinElmer license agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents that are now owned by PerkinElmer in the field of ICP-based flow cytometry, including the analysis of elemental tagged materials in connection therewith, and a non-exclusive license for reagents outside the field of ICP-based flow cytometry. Fluidigm Canada was also party to an interim license agreement, now expired, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. Fluidigm Canada and Nodality are currently in negotiations with respect to reinstating the license agreement and we cannot provide assurances that we will be able to reinstate or secure a new license agreement on acceptable terms, if at all. In addition, Fluidigm Sciences is party to additional in-license agreements with parties such as Stanford University that relate to significant intellectual property rights, and Fluidigm Sciences’ business and product development plans anticipate and will substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase.
In-licensed intellectual property rights that are fundamental to the business being operated present numerous risks relating to ownership and enforcement of intellectual property rights. For example, under the PerkinElmer license, Fluidigm Canada is not granted any right, and we do not have any right to bring enforcement actions with respect to the patents licensed from PerkinElmer, which could materially impair our ability to preclude competitors and other third parties from activities that we consider to infringe on our exclusively licensed rights. In other cases such as with Nodality, all or a portion of the license rights granted may be limited for research use only, and in the event we attempt to expand into diagnostic applications, we would be required to negotiate additional rights, which may not be available to us on commercially reasonable terms, if at all.
In addition, Fluidigm Sciences’ licensors may generally terminate the applicable license agreement for uncured material breaches or if Fluidigm Sciences becomes insolvent, makes an assignment for the benefit of creditors, or has a petition in bankruptcy filed against it. In the case of Nodality, the existing license recently has expired and our acquisition of Fluidigm Sciences could adversely affect Fluidigm Sciences’ ability to negotiate a definitive license on the currently anticipated terms. Termination of material license agreements for any reason, including as a result of failure to obtain a required consent to assignment or as a result of an inability to negotiate a new or extended license where required, would result in a material loss of rights by us and Fluidigm Sciences and would be expected to have a material adverse effect on our business, operating results, and financial condition. In particular, any such termination could prevent us from manufacturing and selling Fluidigm Sciences’ products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. While we do not believe that any existing material in-license agreements require the consent of the licensor in order for us to rely on these licenses, the question is not free from doubt, and one or more of Fluidigm Sciences’ licensors could contend that the failure to obtain their consent constituted a breach or default under the applicable license agreement or require the negotiation of a new license. In particular, in May 2014, we received a written notice of PerkinElmer’s position that the license agreement between Fluidigm Canada and PerkinElmer requires, as a result of the acquisition, that PerkinElmer consent to negotiate a commercially reasonable license to Fluidigm. We expect negotiations with PerkinElmer to ensue.
In the case of a dispute over these or other terms of the applicable license agreements with any of Fluidigm Sciences’ licensors, including with respect to the license with PerkinElmer, we cannot provide assurances that we will be able to negotiate a new or amended license on commercially reasonable terms, if at all. Our potential dispute with PerkinElmer as well as any other disputes between us and one of Fluidigm Sciences’ existing licensors concerning the terms or conditions of the applicable license agreement, including with respect to its continued application following the acquisition, could result, among other risks, in substantial management distraction at a time when our management needs to focus on the integration of Fluidigm and Fluidigm Sciences; increased expenses associated with litigation or efforts to resolve disputes; substantial customer uncertainty concerning the direction of our proteomics product line; potential infringement claims against us and/or our customers, which could include efforts by a licensor to enjoin sales of Fluidigm Sciences products; customer requests for indemnification by Fluidigm; and, in the event of an adverse determination, our inability to operate the business of Fluidigm Sciences as currently operated or at all. Any of these factors would be expected to have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in our stock price.

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
Fluidigm Sciences is subject to certain obligations and restrictions relating to technologies developed in cooperation with Canadian government agencies.
Some of Fluidigm Sciences’ Canadian research and development is funded in part through government grants and by government agencies. The intellectual property developed through these projects is subject to rights and restrictions in favor of government agencies and Canadians generally. In most cases the government agency retains the right to use intellectual property developed through the project for non-commercial purposes and to publish the results of research conducted in connection with the project. This may increase the risk of public disclosure of information relating to Fluidigm Sciences’ intellectual property, including confidential information, and may reduce its competitive advantage in commercializing intellectual property developed through these projects. In certain projects Fluidigm Sciences has also agreed to use commercially reasonable efforts to commercialize intellectual property in Canada, or more specifically in the province of Ontario, for the economic benefit of Canada and the province of Ontario. These restrictions will limit its choice of business and manufacturing locations, business partners and corporate structure and may, in certain circumstances, restrict its ability to achieve maximum profitability and cost efficiency from the intellectual property generated by these projects. In one instance, a dispute with the applicable government funded entity may require mediation, which could lead to unanticipated delays in our commercialization efforts to that project. One of Fluidigm Sciences’ Canadian government funded projects is also subject to certain limited “march-in” rights in favor of the government of the Province of Ontario, under which Fluidigm Sciences may be required to grant a license to its intellectual property, including background intellectual property developed outside the scope of the project, to a responsible applicant on reasonable terms in circumstances where the government determines that such a license is necessary in order to alleviate emergency or extraordinary health or safety needs or for public use. In addition, Fluidigm Sciences must provide reasonable assistance to the government in obtaining similar licenses from third parties required in connection with the use of its intellectual property. Instances in which the government of the Province of Ontario has exercised similar “march-in” rights are rare; however, the exercise of such rights could materially adversely affect Fluidigm Sciences’ business, operations and financial condition.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers or other institutions or third parties with whom such employees may have been previously affiliated.
Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. Although no claims against us are currently pending, Fluidigm Sciences has in the past received notices from third parties alleging potential disclosures of confidential information. We may become subject to claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom Fluidigm Sciences employees may have been previously affiliated. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Common Stock
Our stock price may fluctuate significantly, particularly if holders of substantial amounts of our stock attempt to sell, and holders may have difficulty selling their shares based on current trading volumes of our stock. In addition, numerous other factors could result in substantial volatility in the trading price of our stock.
Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of March 31, 2014, we had 28,015,938 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 45% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.
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
As of March 31, 2014, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 45% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our outstanding 2.75% senior convertible notes due 2034, which we refer to as our “notes”, rank:

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
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this report, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. The market price of our common stock could also decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees, and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. A decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the notes.
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

We cannot assure you that an active trading market will develop or be maintained for the notes.
We do not intend to apply to list our outstanding convertible notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. In addition, the liquidity of the trading market in the notes and the market price quoted for the notes may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure you that an active trading market will develop or be maintained for the notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the notes may be adversely affected. In that case you may not be able to sell your notes at a particular time or you may not be able to sell your notes at a favorable price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On January 28, 2014, we entered into an Agreement and Plan of Merger with DVS Sciences, Inc., a Delaware corporation (“DVS US”), Dawid Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company, as stockholder representative. Pursuant to the terms of the Merger Agreement, on February 13, 2014, Merger Sub merged with and into DVS US (the “Merger”), with DVS US surviving the Merger and becoming our wholly-owned subsidiary. Upon consummation of the Merger, all outstanding shares of capital stock of DVS US were canceled and converted into the right to receive merger consideration consisting of cash and shares of our common stock. In accordance with the Merger Agreement, 1,759,007 shares of our common stock were issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC	8-K	2.1	1/29/2014
4.1	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association	8-K	4.1	2/4/2014
4.2	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association	8-K	4.2	2/4/2014
4.3	Form of Global Note (included in Exhibit 4.2)	8-K	4.3	2/4/2014
10.1	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	8-K	10.1	1/29/2014
10.2	Letter Agreement between Fluidigm Corporation and William M. Smith, the registrant's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014	Filed herewith
10.3†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008	Filed herewith
10.4†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014	Filed herewith
10.5	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

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

FLUIDIGM CORPORATION

Dated: May 12, 2014	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: May 12, 2014	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC	8-K	2.1	1/29/2014
4.1	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association	8-K	4.1	2/4/2014
4.2	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association	8-K	4.2	2/4/2014
4.3	Form of Global Note (included in Exhibit 4.2)	8-K	4.3	2/4/2014
10.1	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	8-K	10.1	1/29/2014
10.2	Letter Agreement between Fluidigm Corporation and William M. Smith, the registrant's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014	Filed herewith
10.3†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008	Filed herewith
10.4†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014	Filed herewith
10.5	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

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