Form 10-Q
period 2014-06-30
FLUIDIGM CORP
filed 2014-08-04
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2014, there were 28,171,212 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$43,681	$35,261
Short-term investments	51,063	49,083
Accounts receivable (net of allowances of $36 at June 30, 2014 and December 31, 2013)	13,329	10,552
Inventories	16,357	8,148
Prepaid expenses and other current assets	3,004	1,540
Total current assets	127,434	104,584
Long-term investments	62,294	1,942
Property and equipment, net	11,568	6,818
Developed technology, net	107,800	—
Goodwill	104,245	—
Other non-current assets	4,405	3,571
Total assets	$417,746	$116,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,637	$4,353
Accrued compensation and related benefits	5,506	5,485
Other accrued liabilities	8,296	5,392
Deferred revenue, current portion	5,867	2,721
Total current liabilities	27,306	17,951
Convertible notes, net	195,343	—
Deferred tax liability	27,904	—
Deferred revenue, net of current portion	4,227	1,899
Other non-current liabilities	1,140	651
Total liabilities	255,920	20,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock: $0.001 par value, 200,000 shares authorized at June 30, 2014 and December 31, 2013; 28,159 and 25,811 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	28	26
Additional paid-in capital	447,941	354,465
Accumulated other comprehensive loss	(700)	(730)
Accumulated deficit	(285,443)	(257,347)
Total stockholders’ equity	161,826	96,414
Total liabilities and stockholders’ equity	$417,746	$116,915
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$27,479	$17,267	$52,928	$31,522
License revenue	74	48	186	163
Grant revenue	54	165	217	330
Total revenue	27,607	17,480	53,331	32,015
Costs and expenses:
Cost of product revenue	9,955	4,876	18,659	9,135
Research and development	11,374	4,997	19,020	9,194
Selling, general and administrative	18,655	11,597	33,912	22,743
Acquisition-related expenses	—	—	10,696	—
Total costs and expenses	39,984	21,470	82,287	41,072
Loss from operations	(12,377)	(3,990)	(28,956)	(9,057)
Interest expense	(1,415)	(2)	(2,441)	(12)
Gain from sale of investment in Verinata	—	—	—	1,777
Other (expense) income, net	(18)	(39)	30	(252)
Loss before income taxes	(13,810)	(4,031)	(31,367)	(7,544)
Benefit from (provision for) income taxes	1,128	(15)	3,271	(53)
Net loss	$(12,682)	$(4,046)	$(28,096)	$(7,597)
Net loss per share, basic and diluted	$(0.45)	$(0.16)	$(1.03)	$(0.30)
Shares used in computing net loss per share, basic and diluted	27,960	25,443	27,389	25,343
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(12,682)	$(4,046)	$(28,096)	$(7,597)
Other comprehensive income (loss), net of tax
Unrealized net loss on available-for-sale securities	(41)	(19)	(40)	(14)
Foreign currency translation adjustment	98	(4)	70	(12)
Other comprehensive income (loss), net of tax	57	(23)	30	(26)
Total comprehensive loss	$(12,625)	$(4,069)	$(28,066)	$(7,623)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(28,096)	$(7,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,842	1,193
Stock-based compensation expense	9,256	2,932
Acquisition-related share-based awards acceleration expense	2,648	—
Amortization of developed technology	4,200	—
Non-cash charges for sale of inventory revalued at the date of acquisition	682	—
Gain from sale of investment in Verinata	—	(1,777)
Other non-cash items	67	29
Changes in assets and liabilities:
Accounts receivable, net	4,892	2,143
Inventories	(5,709)	(433)
Prepaid expenses and other current assets	6	(949)
Other non-current assets	(1,161)	(9)
Accounts payable	2,183	(116)
Deferred revenue	2,001	882
Other current liabilities	765	108
Other non-current liabilities	(3,811)	73
Net cash used in operating activities	(10,235)	(3,521)
Investing activities
Acquisition, net of cash acquired	(113,190)	—
Purchases of investments	(86,793)	(40,620)
Proceeds from sales and maturities of investments	24,461	14,440
Proceeds from sale of investment in Verinata	—	3,117
Purchase of intangible assets	—	(1,148)
Purchases of property and equipment	(4,563)	(912)
Net cash used in investing activities	(180,085)	(25,123)
Financing activities
Proceeds from issuance of convertible notes, net	195,212	—
Proceeds from exercise of stock options	3,457	2,420
Net cash provided by financing activities	198,669	2,420
Effect of foreign exchange rate fluctuations on cash and cash equivalents	71	(135)
Net increase (decrease) in cash and cash equivalents	8,420	(26,359)
Cash and cash equivalents at beginning of period	35,261	58,649
Cash and cash equivalents at end of period	$43,681	$32,290

Supplemental cash flow information:
Issuance of common stock and options related to acquisition	$78,196	$—
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.
The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, income tax provisions, stock-based compensation, inventory valuation, allowances for doubtful accounts, and useful lives of long-lived assets. We base our estimates on historical experience and on various relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.
Reclassifications
Certain items previously reported in the condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. Such reclassifications do not impact previously reported net cash used in operating activities, net cash used in investing activities, net cash provided by financing activities, or change in cash and cash equivalents.
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted stock units and options to purchase common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options, restricted stock units, and unvested restricted stock	3,972	3,731	3,972	3,731
Convertible notes	3,598	—	3,598	—
Total	7,570	3,731	7,570	3,731
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the six months ended June 30, 2014 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$12	$(742)	$(730)
Other comprehensive income (loss)	1	(28)	(27)
Amounts reclassified to interest income	—	—	—
Balance at March 31, 2014	$13	$(770)	$(757)
Other comprehensive (loss) income	(33)	98	65
Amounts reclassified to interest income	(8)	—	(8)
Balance at June 30, 2014	$(28)	$(672)	$(700)
Investment, at cost
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
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying values. If the fair values of our reporting unit exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting unit, then the second step of the impairment test must be performed in

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded.
We evaluate our finite lived intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (loss) either in the notes or parenthetically on the face of the income statement. There was no impact on our financial statements from adoption, other than the additional disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2017 and early adoption is not permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

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
We received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. We used $126.0 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (See Note 4).

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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The aggregate purchase price was determined to be $199.9 million, as detailed in the table below (in thousands):

Estimated Fair Value
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
Prior to the closing of the acquisition, we closed an underwritten public offering of $201.3 million aggregate principal amount of our Notes (See Note 3) to fund a portion of the cash consideration payable in connection with the acquisition. The results of DVS's operations have been included in the condensed consolidated financial statements for the period from February 13, 2014 to June 30, 2014.
As of June 30, 2014, the accounting for the acquisition is preliminary due to the ongoing analysis of the developed technology relating to intellectual property rights acquired in connection with the acquisition, associated royalty obligations pursuant to third-party license agreements, and certain tax liabilities. Upon completion of this analysis and during the measurement period, we may record adjustments to the estimated amounts recorded.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Assets Acquired
The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Allocation of purchase price
Cash and cash equivalents	$8,405
Accounts receivable, net	7,698
Inventories	3,489
Prepaid expenses and other current assets	1,482
Property and equipment, net	1,202
Developed technology	112,000
Goodwill	104,245
Other non-current assets	88
Total assets acquired	238,609
Accounts payable	(1,114)
Accrued compensation and related benefits	(761)
Other accrued liabilities	(1,204)
Deferred revenue, current portion	(1,844)
Tax payable	(45)
Deferred tax liability	(32,079)
Deferred revenue, net of current portion	(1,629)
Net assets acquired	$199,933
The following table is a summary of the fair value estimate of the identifiable intangible asset (in thousands) and its useful life:

	Useful Life	Estimated Fair Value
Developed technology	10 years	$112,000
The $104.2 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition and is not expected to be deductible for income tax purposes.

Acquisition Costs
Acquisition-related expenses were $10.7 million for the six months ended June 30, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the condensed consolidated statements of operations.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Actual and Pro Forma Results
The unaudited financial information in the table below summarizes our results of operations combined with DVS's as though the companies were combined as of the beginning of each of the periods presented. The unaudited pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting periods indicated nor is it indicative of future operating results.

(in thousands)	Six Months Ended June 30
	2014	2013
Pro forma total revenue	$57,121	$42,948
Pro forma net loss	$(30,515)	$(20,537)

5. Goodwill and Intangible Assets
Goodwill
Upon the acquisition of DVS, we acquired $104.2 million of goodwill. There were no changes in goodwill between the Acquisition Date and June 30, 2014.
Intangible Assets
The following table provides details of our intangible assets related to the DVS acquisition as of June 30, 2014 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(4,200)	$107,800	10

We recognized $2.8 million and $4.2 million in intangible asset amortization expense during the three and six months ended June 30, 2014, respectively. The estimated future amortization expense of intangible assets as of June 30, 2014 is as follows (in thousands):

Amount
2014 (remainder of year)	$5,600
2015	11,200
2016	11,200
2017	11,200
2018	11,200
Thereafter	57,400
$107,800

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

6. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$4,922	$2,650
Work-in-process	2,620	1,627
Finished goods	8,815	3,871
	$16,357	$8,148
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment and software	$3,063	$2,728
Laboratory and manufacturing equipment	15,103	13,972
Leasehold improvements	1,556	1,485
Office furniture and fixtures	1,284	822
	21,006	19,007
Less accumulated depreciation and amortization	(14,830)	(14,470)
Construction-in-progress	5,392	2,281
Property and equipment, net	$11,568	$6,818

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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2014				December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$17,387	$—	$—	$17,387	$17,547	$—	$—	$17,547
U.S. government and agency securities	—	113,357	—	113,357	—	51,025	—	51,025
Total assets measured at fair value	$17,387	$113,357	$—	$130,744	$17,547	$51,025	$—	$68,572
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and six months ended June 30, 2014 and 2013.
The following is a summary of investments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$113,385	$14	$(42)	$113,357

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$51,012	$17	$(4)	$51,025

The contractual maturity dates of $51.1 million of our investments are within one year from June 30, 2014. The contractual maturity dates of our remaining securities are less than eighteen months from June 30, 2014.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three and six months ended June 30, 2014 and 2013. All of these investments have been in a continuous loss position for less than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The following is a summary of our cash and cash equivalents (in thousands):

	June 30, 2014	December 31, 2013
Cash	$26,294	$17,714
Money market funds	17,387	17,547
Cash and cash equivalents	$43,681	$35,261
At June 30, 2014, we had approximately $0.1 million in restricted cash which is included in other non-current assets on the condensed consolidated balance sheets.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Line of Credit
A bank line of credit, as amended, provides us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The line of credit expires in December 2014 and is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. On May 9, 2014, we entered into a modification agreement with the lender to amend and waive certain financial covenants under the financing agreement, effective as of March 31, 2014. On July 31, 2014, we entered into a modification agreement with the lender to amend and waive the financial covenant under the financing agreement regarding our effective tangible net worth amount, which cannot at any time exceed a deficit of more than $100.0 million, effective as of June 30, 2014. Except to the extent specifically amended pursuant to the modification agreements, the financing agreement remains in full force and effect. As of June 30, 2014, there was no outstanding balance on the line of credit and we were in compliance with all applicable covenants under the financing agreement.

9. Commitments and Contingencies

Operating Leases
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.5 million as of June 30, 2014.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014. The leases relating to our prior manufacturing facility in Singapore will terminate on August 31, 2014. The total future minimum lease payments for the additional space, which will be paid through June 2022, are approximately $330,000 as of June 30, 2014.
In connection with our acquisition of DVS (See Note 4), we assumed the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the assumed operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $640,000 as of June 30, 2014.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and six months ended June 30, 2014 and 2013, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,111	$252	$344	$257
Acquired warranty obligation from DVS	—	—	791	—
Warranty expense, net	(16)	36	(40)	31
Balance at end of period	$1,095	$288	$1,095	$288
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

10. Stock-Based Compensation
During the three and six months ended June 30, 2014, we granted certain employees options to purchase 72,000 and 403,000 shares of common stock, respectively. The options granted during the three months ended June 30, 2014 had exercise prices ranging from $27.25 to $37.56 and a total grant date fair value of $1.1 million. The options granted during the six months ended June 30, 2014 had exercise prices ranging from $27.25 to $47.55 and a total grant date fair value of $9.8 million.
During the three and six months ended June 30, 2014, we granted certain employees 38,000 and 323,000 restricted stock units, respectively. The restricted stock units granted during the three months ended June 30, 2014 had fair market values ranging from $27.74 to $37.56 and a total grant date fair value of $1.2 million. The restricted stock units granted during the six months ended June 30, 2014 had fair market values ranging from $27.74 to $47.55 and a total grant date fair value of $14.7 million. The fair value of restricted stock units is determined based on the value of the underlying common stock on the date of grant.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $5.9 million and $1.7 million during the three months ended June 30, 2014 and 2013, respectively. We recognized stock-based compensation expense of $9.3 million and $2.9 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had $23.0 million and $18.4 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.6 years and 2.9 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of June 30, 2014, we had $1.8 million and $4.7 million of unrecognized stock-based compensation costs related to the assumed stock options and restricted stock, respectively, which are expected to be recognized over a remaining weighted average period of 1.8 years and 0.6 years, respectively.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Income Taxes
Income taxes are primarily comprised of state and foreign income taxes. The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. Income tax expense primarily consists of amounts payable in foreign jurisdictions. As a result of the intangible assets arising from the DVS acquisition (See Note 4), we recorded foreign and California deferred tax liabilities of approximately $30.0 million and approximately $2.0 million, respectively. The related valuation allowance associated with our California deferred tax assets was released and recorded as an income tax benefit in the quarter ended March 31, 2014. Additional tax benefit was recorded in the quarter ended June 30, 2014 attributable to the acquired entity's operating losses and its related deferred tax liabilities from the amortization of acquired intangible assets.

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
The following table presents our product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$14,200	$10,148	$25,438	$17,067
Europe	7,532	4,436	13,914	7,937
Japan	358	386	4,712	1,885
Asia-Pacific	4,612	1,566	6,704	3,478
Other	777	731	2,160	1,155
Total	$27,479	$17,267	$52,928	$31,522
Our license and grant revenues are primarily generated in the United States. No individual customer represented more than 10% of our revenues for the three and six month periods ended June 30, 2014 and 2013.

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
In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.
Overview
We develop, manufacture, and market life science analytical and preparatory systems for growth markets such as single-cell biology and production genomics. We sell to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies worldwide. Our systems are based on proprietary microfluidics and multi-parameter mass cytometry technology, and are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. We have sold approximately 1,075 systems to customers in over 30 countries worldwide.
We have launched several product lines since 2006, including systems for gene expression analysis, genotyping, digital polymerase chain reaction, or digital PCR, single nucleotide polymorphism genotyping, or SNP genotyping, target enrichment, high-throughput gene expression analysis, targeted single-cell gene expression analysis, and single-cell sample preparation. In May 2011, we launched assay products for gene expression and genotyping, and primers for targeted next-generation DNA sequencing. Our genomics systems utilize one or more integrated fluidic circuits, or IFCs, designed for particular applications and include specialized instrumentation and software, as well as assays and other reagents for certain applications. Additionally, pursuant to our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.), or DVS, on February 13, 2014, we now also develop, manufacture, market, and sell multi-parameter single-cell protein analysis systems and related reagents and data analysis tools.
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

Our total revenue grew from $52.3 million in 2012 to $71.2 million in 2013, and for the six months ended June 30, 2014, our total revenue was $53.3 million. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2014, our accumulated deficit was $285.4 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 12, 2014.
During the six months ended June 30, 2014, we have revised or added the following significant accounting policies:
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
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying values. If the fair values of our reporting unit exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting unit, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded.
We evaluate our finite lived intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.

Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and six months ended June 30, 2014 and 2013, and as a percentage of total revenue for the respective period ($ in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2014	2013	2013	2014	2014	2013	2013
Revenue:
Total revenue	$27,607	100%	$17,480	100%	$53,331	100%	$32,015	100%
Costs and expenses:
Cost of product revenue	9,955	36	4,876	28	18,659	35	9,135	29
Research and development	11,374	41	4,997	29	19,020	36	9,194	29
Selling, general and administrative	18,655	68	11,597	66	33,912	64	22,743	71
Acquisition-related expenses	—	—	—	—	10,696	20	—	—
Total costs and expenses	39,984	145	21,470	123	82,287	155	41,072	129
Loss from operations	(12,377)	(45)	(3,990)	(23)	(28,956)	(55)	(9,057)	(29)
Interest expense	(1,415)	(5)	(2)	—	(2,441)	(4)	(12)	—
Gain from sale of investment in Verinata	—	—	—	—	—	—	1,777	6
Other (expense) income, net	(18)	—	(39)	—	30	—	(252)	(1)
Loss before income taxes	(13,810)	(50)	(4,031)	(23)	(31,367)	(59)	(7,544)	(24)
Benefit from (provision for) income taxes	1,128	4	(15)	—	3,271	6	(53)	—
Net loss	$(12,682)	(46)%	$(4,046)	(23)%	$(28,096)	(53)%	$(7,597)	(24)%
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Instruments	$15,370	$10,165	$30,477	$18,070
Consumables	12,109	7,102	22,451	13,452
Product revenue	27,479	17,267	52,928	31,522
License revenue	74	48	186	163
Grant revenue	54	165	217	330
Total revenue	$27,607	$17,480	$53,331	$32,015

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
United States	$14,200	52%	$10,148	59%	$25,438	48%	$17,067	54%
Europe	7,532	27%	4,436	26%	13,914	26%	7,937	25%
Japan	358	1%	386	2%	4,712	9%	1,885	6%
Asia-Pacific	4,612	17%	1,566	9%	6,704	13%	3,478	11%
Other	777	3%	731	4%	2,160	4%	1,155	4%
Total	$27,479	100%	$17,267	100%	$52,928	100%	$31,522	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 21% and 17% of our total revenue in the three and six months ended June 30, 2014, respectively, and 19% and 20% of our total revenue in the three and six months ended June 30, 2013, respectively.

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013
Total Revenue
Total revenue increased by $10.1 million, or 58%, to $27.6 million for the three months ended June 30, 2014, compared to $17.5 million for the three months ended June 30, 2013.
Product Revenue
Product revenue increased by $10.2 million, or 59%, to $27.5 million for the three months ended June 30, 2014, compared to $17.3 million for the three months ended June 30, 2013.
Instrument revenue increased by $5.2 million, or 51%, primarily driven by the impact of unit sales of our CyTOF 2 system which we commenced selling upon the acquisition of DVS, increased net unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, and to a lesser extent, increases in unit sales of our EP1 System. Higher sales of service offerings, including service related to CyTOF 2 systems also contributed to the increase in instrument revenue. The revenue increase was partially offset by lower unit sales of our BioMark HD and Access Array Systems. Instrument revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 20% for the three months ended June 30, 2014 compared to the comparable period in 2013.
Consumables revenue increased by $5.0 million, or 71%, primarily due to growth in overall IFC unit volume, driven mainly by increased sales to production genomics customers. Annualized IFC pull-through for our genomics analytical systems was within our historical range of $40,000 to $50,000 per system and slightly above our expected range of $15,000 to $25,000 per system for our genomics preparatory systems. Annualized IFC pull-through for our proteomics analytical systems was slightly above the historical range of $50,000 to $70,000 per system. To a lesser extent, sales from our recently acquired antibody consumables, and higher sales of our assays and reagents also contributed to the overall increase in consumables revenue. Consumables revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 51% for the three months ended June 30, 2014 compared to the comparable period in 2013.
We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Grant Revenue
Grant revenue consists of a grant from California Institute for Regenerative Medicine, or CIRM. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period which ended in April 2014. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with the grants are recognized as research and development expense during the period incurred.
Grant revenue was $54,000 and $165,000 for the three months ended June 30, 2014 and 2013, respectively.

Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended June 30,
	2014	2013
Cost of product revenue	$9,955	$4,876
Product margin	64%	72%
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology, royalty costs for licensed technologies included in our products, warranty, service, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Costs related to license and grant revenue are included in research and development expense.
Cost of product revenue increased by $5.1 million, or 104%, to $10.0 million for the three months ended June 30, 2014 from $4.9 million for the three months ended June 30, 2013. Overall cost of product revenue as a percentage of related revenue was 36% and 28% for the three months ended June 30, 2014 and 2013, respectively.
The increase in cost of product revenue during the quarter ended June 30, 2014 was primarily driven by amortization of developed technology of approximately $2.8 million. Excluding this charge, non-GAAP product margin would be approximately 74%, and approximately 2 percentage points higher than the comparable period in the prior year. The unfavorable impact of this charge was partially offset by improved instrument margins mainly due to a higher sales mix of C1 Single-Cell Auto Prep Systems, which have a higher margin compared to other instruments; lower IFC costs resulting from higher production volumes related to higher sales volumes; and favorable sales volumes and average unit sales prices for our assays and reagents. In addition, there was an overall shift in the sales mix from instruments to consumables which have relatively higher margins.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2014	2013
Research and development	$11,374	$4,997
Selling, general and administrative	18,655	11,597
Total operating expenses	$30,029	$16,594
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
Research and development expense increased $6.4 million, or 128%, to $11.4 million for the three months ended June 30, 2014, compared to $5.0 million for the three months ended June 30, 2013. The increase was mainly due to higher headcount and other compensation-related costs of $4.5 million, an increase in lab supplies and equipment costs of $1.1 million, and an increase in outside services of $0.4 million. We incurred these costs to support our development and commercialization of new and existing products and services. The total research and development costs attributable to the recently acquired operations of DVS were approximately $4.1 million for the quarter.
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
Selling, general and administrative expense increased $7.1 million, or 61%, to $18.7 million for the three months ended June 30, 2014, compared to $11.6 million for the three months ended June 30, 2013. The increase was mainly due to increased headcount and other compensation-related costs of $3.8 million, integration expense of approximately $1.1 million, an increase in legal and accounting fees of $1.0 million, and an increase in sales and marketing activities of $0.8 million. The increase was primarily driven by expansion of our worldwide commercial capabilities, and to a lesser extent, general and administrative expense to support our growth. The total selling, general and administrative costs attributable to the recently acquired operations of DVS were approximately $2.5 million.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other expense, net for each period presented (in thousands):

	Three Months Ended June 30,
	2014	2013
Interest expense	$(1,415)	$(2)
Other expense, net	(18)	(39)
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
Interest expense increased by $1.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is due to accrued interest on the Notes and amortization of underwriting commission and other debt related costs.
Other expense, net decreased by $21,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in loss in the three months ended June 30, 2014 compared to the comparable period in 2013 was due primarily to higher interest income from the investment of remaining proceeds from the issuance of the Notes.
Benefit from Income Taxes
We recorded a tax benefit of $1.1 million, or an effective tax benefit of 8.2%, for the three months ended June 30, 2014. The tax benefit for the three months ended June 30, 2014 was primarily attributable to amortization of our acquisition-related deferred tax liability and income tax benefit from our foreign operations.
Comparison of the Six Months Ended June 30, 2014 and June 30, 2013
Total Revenue
Total revenue increased by $21.3 million, or 67%, to $53.3 million for the six months ended June 30, 2014, compared to $32.0 million for the six months ended June 30, 2013.
Product Revenue
Product revenue increased by $21.4 million, or 68%, to $52.9 million for the six months ended June 30, 2014, compared to $31.5 million for the six months ended June 30, 2013.

Instrument revenue increased by $12.4 million, or 69%, primarily driven by increased net unit sales of our preparatory systems, which include our C1 Single-Cell Auto Prep System, the impact of unit sales of our CyTOF 2 system which we commenced selling upon the acquisition of DVS, and to a lesser extent, increases in unit sales of our BioMark HD System. Higher sales of service offerings, including service related to CyTOF 2 systems, also contributed to the increase in instrument revenue. The revenue increase was partially offset by lower unit sales of our Access Array System and lower accessory sales. Instrument revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 38% for the six months ended June 30, 2014 compared to the comparable period in 2013.
Consumables revenue increased by $9.0 million, or 67%, primarily due to growth in overall IFC unit volume, driven mainly by increased sales to production genomics customers. Annualized IFC pull-through for our genomics analytical systems was within our historical range of $40,000 to $50,000 per system and slightly above our expected range of $15,000 to $25,000 per system for our genomics preparatory systems. Annualized IFC pull-through for our proteomics analytical systems was slightly above the historical range of $50,000 to $70,000 per system. To a lesser extent, sales from our recently acquired antibody consumables, and higher sales of our assays and reagents also contributed to the overall increase in consumables revenue. Consumables revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 53% for the six months ended June 30, 2014 compared to the comparable period in 2013.
We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Grant Revenue
Grant revenue consists of a grant from CIRM. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period which ended in April 2014. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with the grants are recognized as research and development expense during the period incurred.
Grant revenue was $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Six Months Ended June 30,
	2014	2013
Cost of product revenue	$18,659	$9,135
Product margin	65%	71%
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
Cost of product revenue increased by $9.5 million, or 104%, to $18.7 million for the six months ended June 30, 2014. Overall cost of product revenue as a percentage of related revenue was 35% and 29% for the six months ended June 30, 2014 and 2013, respectively.
Non-cash charges attributable to the recently acquired operations of DVS increased the cost of product revenue by approximately $5.2 million and as a percentage of related revenue by approximately 10 percentage points. These charges included amortization of developed technology, depreciation and amortization, step-up in the basis of acquired inventory, and stock-based compensation expense.
The unfavorable impact of these charges was partially offset by lower IFC costs resulting from higher production volumes related to higher sales volumes; inventory build-up in preparation for the transition of our Singapore manufacturing operations to a new site; and to a lesser extent, favorable average unit sales prices. Assays and reagent margins also improved mainly due to higher sales volumes. In addition, instrument margins improved mainly due to a higher mix of C1 Single-Cell Auto Prep Systems, which have a higher margin compared to other instruments, favorable average unit sales prices for instruments, and favorable freight costs.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Research and development	$19,020	$9,194
Selling, general and administrative	33,912	22,743
Acquisition-related expenses	10,696	—
Total operating expenses	$63,628	$31,937
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
Research and development expense increased $9.8 million, or 107%, to $19.0 million for the six months ended June 30, 2014, compared to $9.2 million for the six months ended June 30, 2013. The increase was mainly due to higher headcount and other compensation-related costs of $6.9 million, an increase in lab supplies and equipment costs of $1.6 million, an increase in facility expenses of $0.7 million, and an increase in outside services of $0.6 million. We incurred these costs to support our development and commercialization of new and existing products and services. The total research and development costs attributable to the recently acquired operations of DVS were approximately $6.1 million.
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
Selling, general and administrative expense increased $11.2 million, or 49%, to $33.9 million for the six months ended June 30, 2014, compared to $22.7 million for the six months ended June 30, 2013. The increase was mainly due to higher headcount and other compensation-related costs of $6.3 million, an increase in legal and accounting fees of $1.7 million, integration expense of approximately $1.1 million, and an increase in sales and marketing activities of $0.9 million. The increase was primarily driven by expansion of our worldwide commercial capabilities, and to a lesser extent, general and administrative expense to support our growth. The total selling, general and administrative costs attributable to the recently acquired operations of DVS were approximately $4.0 million.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Acquisition-Related Expenses
Acquisition-related expenses were $10.7 million for the six months ended June 30, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options and consulting, legal, and investment banking fees.

Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other income (expense), net for each period presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Interest expense	$(2,441)	$(12)
Gain from sales of investment in Verinata	—	1,777
Other income (expense), net	30	(252)
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
Interest expense increased by $2.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is due to accrued interest on the Notes and amortization of underwriting commission and other debt related costs.
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
Other income, net increased by $0.3 million for the six months ended June 30, 2014 compared to other expense, net of $0.3 million for the six months ended June 30, 2013. In 2013, the loss was due primarily to an unfavorable rate change in the Japanese Yen against the U.S. dollar, which did not recur in the current period.
Benefit from Income Taxes
We recorded a tax benefit of $3.3 million, or an effective tax benefit rate of 10.4%, for the six months ended June 30, 2014. Of the $3.3 million tax benefit, $2.0 million related to the valuation allowance released in the quarter ended March 31, 2014 and $1.3 million primarily consisted of net income tax benefit from foreign operations and deferred tax liabilities from the amortization of acquired intangible assets.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2014, our principal sources of liquidity consisted of $43.7 million of cash and cash equivalents and $113.4 million of investments. As of June 30, 2014, our working capital excluding deferred revenue totaled $106.0 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flow summary
Net cash used in operating activities	$(10,235)	(3,521)
Net cash used in investing activities	(180,085)	(25,123)
Net cash provided by financing activities	198,669	2,420
Net increase (decrease) in cash and cash equivalents	8,420	(26,359)

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
Net cash used in operating activities was $10.2 million for the six months ended June 30, 2014, compared to $3.5 million for the six months ended June 30, 2013, an increase of $6.7 million. The cash used in operations in the first six months of 2014 resulted from a net loss of $28.1 million, adjusted for $18.7 million in non-cash charges and a $0.8 million net change in assets and liabilities. The significant non-cash charges included stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and acquisition-related share-based awards acceleration expense. The net change in assets and liabilities was driven primarily by higher inventory and long-term assets and lower long-term liabilities, partially offset by a decrease in accounts receivable and an increase in accounts payable and deferred revenue. Our net loss, adjusted for non-cash and non-operating items, for the six months ended June 30, 2014 increased by $8.1 million, compared to the same period in 2013 primarily due to acquisition-related expenses of $6.5 million paid in cash.
Net Cash Used In Investing Activities
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
Net cash used in investing activities was $180.1 million during the six months ended June 30, 2014. Net cash used in investing activities primarily consisted of $113.2 million related to the acquisition of DVS, net of acquired cash of $8.4 million, and excluding $4.1 million attributed to the acceleration of DVS share-based awards and classified as cash used in operating activities; purchases of investments of $86.8 million; and capital expenditures of $4.6 million primarily to support growth in our manufacturing operations; partially offset by proceeds from sales and maturities of investments of $24.5 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $198.7 million during the six months ended June 30, 2014 and consists of net proceeds of $195.2 million from the issuance of senior convertible notes and proceeds received in connection with the exercise of options for our common stock of $3.5 million.
Net cash provided by financing activities was $2.4 million during the six months ended June 30, 2013 from proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At June 30, 2014, our working capital excluding deferred revenue was $106.0 million, including cash, cash equivalents, and short-term investments of $94.7 million. On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. We received cash proceeds of $195.2 million, net of underwriting discounts. Debt issuance costs were approximately $1.1 million. We used $126.0 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS.
We have a bank line of credit agreement that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At June 30, 2014, we had no borrowing outstanding under the bank line of credit.
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
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations and Commitments
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.5 million as of June 30, 2014.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014. The leases relating to our prior manufacturing facility in Singapore will terminate on August 31, 2014. The total future minimum lease payments for the additional space, which will be paid through June 2022, are approximately $330,000 as of June 30, 2014.

In connection with our acquisition of DVS (See Note 4), we assumed the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the assumed operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $640,000 as of June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of June 30, 2014 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $43.7 million at June 30, 2014. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $113.4 million in investments at June 30, 2014 held primarily in U.S. government and agency securities. The contractual maturity dates of $51.1 million of our U.S. government and agency securities are within one year from June 30, 2014. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from June 30, 2014. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, during the quarter ended March 31, 2014, we completed our acquisition of DVS Sciences Inc. (now Fluidigm Sciences Inc.), or DVS, which is now our wholly-owned subsidiary and a "significant subsidiary" as defined by Rule 1-02 of Regulation S-X promulgated by the Securities and Exchange Commission.  We are in the process of integrating DVS's operations with our operations, including integration of financial reporting processes and procedures and internal controls over financing reporting.  In the course of integrating DVS's financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financing reporting and will disclose any such changes if material as required by the rules of the SEC.
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
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $28.1 million, $16.5 million, $19.0 million, and $22.5 million during the six months ended June 30, 2014 and years 2013, 2012, and 2011, respectively. As of June 30, 2014, we had an accumulated deficit of $285.4 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
Actual results relating to Fluidigm Sciences (formerly DVS Sciences, Inc.) may differ from any guidance issued by us concerning future revenue and revenue growth of Fluidigm Sciences or the anticipated impact of the acquisition on the operating results of the combined company, and these differences could be material.
We cannot provide assurances with respect to the future revenues or revenue growth rates we may realize as a result of our acquisition of DVS and sales of its CyTOF mass spectrometer and associated consumables for the proteomics market. Fluidigm Sciences’ revenues increased substantially through fiscal 2013, but we recently reduced our revenue expectations for 2014 and do not expect revenue from sales of Fluidigm Sciences’ proteomics products to grow, if at all, at the same rates experienced in recent periods. We currently expect 2014 revenues from sales of our proteomics products to be less than DVS's 2013 revenues for such products. In addition, although its revenues have grown on an annual basis in recent years, Fluidigm Sciences has experienced substantial quarter-to-quarter variations in levels of demand and revenue growth for its instruments and consumables, and we expect that these variances may continue in the future. Additional risks and uncertainties that could cause actual results from our proteomics product line to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to successfully integrate Fluidigm Sciences; our ability to commercialize Fluidigm Sciences products; market acceptance of Fluidigm Sciences products; our ability to successfully launch new products and applications in Fluidigm Sciences’ target markets; competition; our sales, marketing and distribution capabilities; our planned sales, marketing, and research and development activities; reduction in research and development spending or changes in budget priorities by customers; interruptions or delays in the supply of components or materials for, or manufacturing of, Fluidigm Sciences’ products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; and the other risks identified in this report. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments from our proteomics product line that are currently anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to, or effects on, us. Any failure to meet any proteomics guidance that we have provided or may provide in the future could have a material adverse effect on the trading price or volume of our stock.
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
We have made certain assumptions relating to the acquisition of DVS, which assumptions may be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

•	projections of Fluidigm Sciences’ revenue growth, if any, and future revenues;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect may be recorded in our financial statements in connection with the acquisition;

•	our ability to maintain, develop and deepen relationships with customers of Fluidigm Sciences; and

•	other financial and strategic risks of the acquisition.
The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.
As of June 30, 2014, we had approximately $212.0 million of net intangible assets, net of amortization, and goodwill, all of which relates to the acquisition. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.
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
The current leases for our manufacturing facility in Singapore will terminate on August 31, 2014. On October 14, 2013, Fluidigm Singapore Pte. Ltd., or Fluidigm Singapore, our wholly-owned subsidiary, accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We completed the consolidation of our manufacturing operations in the new space in July 2014, and expect to complete the site qualification in August 2014. Such a move involved significant efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment. A delay in the site qualification process could adversely affect our manufacturing activities. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
We may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.
We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. For example, we completed the consolidation of our manufacturing operations in the new space in July 2014, and expect to complete the site qualification in August 2014. A delay in the site qualification process could adversely affect our manufacturing activities. In addition, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business. If our manufacturing activities are adversely impacted by our move, or if we are otherwise unable to keep up with demand for our products by successfully manufacturing, assembling, testing, and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.
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
The life science research and applied markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Diagnostics Corporation, Sequenom, Inc., Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.
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
We expect that our revenue in the foreseeable future will be derived primarily from sales of our systems and IFCs to academic institutions, clinical laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems and IFCs. These reductions and delays may result from factors that are not within our control, such as:

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
Our products are currently labeled, promoted and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies for research purposes only, and not as diagnostic tests or medical devices. As products labeled, promoted and intended for research use only, or RUO, they are not subject to regulation as medical devices by the FDA. Products labeled and intended for research use only are not currently subject to regulation as medical devices by comparable agencies of other countries. However, the FDA could disagree with our conclusion that our products are for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. In addition, if we change the labeling or promotion of our products in the future to include indications for human diagnostic applications or medical uses, including treatment of diseases or medical conditions, or we have knowledge that our customers are using our products for clinical diagnostic or therapeutic purposes, our products or related applications could be subject to additional regulation as in vitro diagnostic devices, such as under the FDA’s pre- and post-market regulations for medical devices. For example, if we wish to label, promote or advertise our products for use in performing clinical diagnostics, we would first need to obtain FDA pre-market clearance or approval (depending on any product’s specific intended use and any such modified labeling claims), unless otherwise exempt from clearance or approval requirements. Obtaining FDA clearance or approval can be expensive and uncertain, and generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA clearance or approval. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.
Further, the FDA may expand its regulatory oversight of our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, the FDA could modify its enforcement discretion for some or all LDTs. On July 31, 2014, the FDA notified Congress (as required by the Food and Drug Administration Safety and Innovation Act of 2012) of its intent to publish a proposed risk-based framework for LDTs, which are designed, manufactured, and used within a single laboratory.  The notice to Congress provides the anticipated details of the draft guidance through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market.  Such guidance, if and when finalized, may significantly impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict the ultimate timing or form of any FDA guidance or regulation on LTDs.
Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, offered for clinical diagnostic uses. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications. If the FDA imposes significant changes to the regulation of LDTs, or modifies its approach to our products labeled and intended for research use only, it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition. In addition, if the FDA determined that our products labeled for research use only were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall or other enforcement action.
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

Compliance or the failure to comply with current and future regulations, such as environmental regulations enacted in the European Union, could cause us significant expense and adversely impact our business.
We are subject to many federal, state, local, and foreign regulations relating to various aspects of our business operations. Governmental entities at all levels are continuously enacting new regulations, and it is difficult to identify all applicable regulations and anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with applicable regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulates the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, products we manufacture. Certain of our products sold in these countries are or will become subject to RoHS and WEEE requirements. These and similar regulations that have been or are in the process of being enacted in other countries may require us to redesign our products, use different types of materials in certain components, or source alternative components to ensure compliance with applicable standards, and may reduce the availability of parts and components used in our products by negatively impacting our suppliers’ ability to source parts and components in a timely and cost-effective manner. Any such redesigns, required use of alternative materials, or limited availability of parts and components used in our products may detrimentally impact the performance of our products, add greater testing lead times for product introductions, reduce our product margins, or limit the markets for our products, and if we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. Any of the foregoing could adversely affect our business, financial condition, or results of operations.
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
We completed our acquisition of DVS in February 2014 and the integration process is underway. In connection with the integration process, we could experience the loss of key employees, loss of key customers, decreases in revenues and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
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
During the six months ended June 30, 2014 and years 2013, 2012, and 2011, approximately 52%, 48%, 47%, and 47%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws, such as the RoHs and WEEE directives, which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, products we manufacture;

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
We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current leases for our facilities in Singapore will terminate on August 31, 2014. On October 14, 2013, Fluidigm Singapore accepted an offer of tenancy relating to the lease of a new manufacturing facility in Singapore, which expires on June 1, 2022. We completed the consolidation of our manufacturing operations in the new space in July 2014, and expect to complete the site qualification in August 2014. Such a move involved significant efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment. A delay in the site qualification process could adversely affect our manufacturing activities. If our ability to utilize the new facility for manufacturing operations is delayed, we may not be able to meet demand for our microfluidic systems, which could adversely impact our business. We cannot provide assurances that we will be able to secure a lease on a different manufacturing facility on acceptable terms and on a timely basis, if at all, to meet our future manufacturing needs.
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
We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, we are in the process of integrating DVS's operations with our operations, including transitioning of DVS's business and financial processes to our ERP system. If we do not effectively implement the ERP system as planned, if the system does not operate as intended, or if we fail to properly integrate DVS's business and financial processes into our ERP system, our business, results of operations, and internal controls over financial reporting may be adversely affected.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties.
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
Fluidigm Sciences licenses core intellectual property rights covering its products under agreements with several third parties. Termination of or disputes relating to any of these license agreements would have a material adverse effect on our business, operating results, and financial condition and could result in our inability to sell Fluidigm Sciences’ mass cytometry products and otherwise to realize the benefits associated with the acquisition.
The intellectual property rights covering Fluidigm Sciences’ products depend in substantial part on license agreements with third parties, in particular MDS, Inc., or MDS, and also with other third parties such as Nodality, Inc., or Nodality. The licensed intellectual property rights of MDS as well as MDS’s rights and obligations under the license agreement between Fluidigm Canada and MDS were subsequently assigned to and are now held by PerkinElmer Health Sciences, Inc., or PerkinElmer. Under the PerkinElmer license agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents that are now owned by PerkinElmer in the field of ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith, and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. Fluidigm Canada was also party to an interim license agreement, now expired, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. Fluidigm Canada and Nodality are currently in negotiations with respect to reinstating the license agreement and we cannot provide assurances that we will be able to reinstate or secure a new license agreement on acceptable terms, if at all. In addition, Fluidigm Sciences is party to additional in-license agreements with parties such as Stanford University that relate to significant intellectual property rights, and Fluidigm Sciences’ business and product development plans anticipate and will substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase.
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
In addition, Fluidigm Sciences’ licensors may generally terminate the applicable license agreement for uncured material breaches or if Fluidigm Sciences becomes insolvent, makes an assignment for the benefit of creditors, or has a petition in bankruptcy filed against it. In the case of Nodality, the existing license has expired and our acquisition of Fluidigm Sciences could adversely affect Fluidigm Sciences’ ability to negotiate a definitive license on commercially acceptable terms. Termination of material license agreements for any reason, including as a result of failure to obtain a required consent to assignment or as a result of an inability to negotiate a new or extended license where required, would result in a material loss of rights by us and Fluidigm Sciences and would be expected to have a material adverse effect on our business, operating results, and financial condition. In particular, any such termination could prevent us from manufacturing and selling Fluidigm Sciences’ products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. While we do not believe that any existing material in-license agreements require the consent of the licensor in order for us to rely on these licenses, the question is not free from doubt, and one or more of Fluidigm Sciences’ licensors could contend that the failure to obtain their consent constituted a breach or default under the applicable license agreement or require the negotiation of a new license. In particular, in May 2014, we received a written notice of PerkinElmer’s position that the license agreement between Fluidigm Canada and PerkinElmer requires, as a result of the acquisition, that PerkinElmer consent to negotiate a commercially reasonable license to Fluidigm. We expect negotiations with PerkinElmer to ensue.
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
Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of June 30, 2014, we had 28,158,833 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 45% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.
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
As of June 30, 2014, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 45% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
In February 2014, we completed our offering of notes with an aggregate outstanding principal amount of $201.3 million. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the notes only after all claims senior to the notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit our subsidiaries from incurring additional liabilities.
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
We have made only limited covenants in the indenture governing the notes, and these limited covenants may not protect a noteholder's investment.
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
Furthermore, the indenture governing the notes contains only limited protections in the event of a change of control. We could engage in many types of transactions, such as acquisitions, refinancings or certain recapitalizations, that could substantially affect our capital structure and the value of the notes and our common stock but may not constitute a “fundamental change” that permits holders to require us to repurchase their notes or a “make-whole fundamental change” that permits holders to convert their notes at an increased conversion rate. For these reasons, the limited covenants in the indenture governing the notes may not protect a noteholder's investment in the notes.
The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or provisional redemption may not adequately compensate noteholders for any lost value of the notes as a result of such transaction or redemption.
If a make-whole fundamental change occurs prior to February 6, 2021 or upon our issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for notes converted in connection such events. The increase in the conversion rate for notes converted in connection with such events may not adequately compensate noteholders for any lost value of the notes as a result of such transaction or redemption. In addition, if the price of our common stock in the transaction is greater than $180.00 per share or less than $39.96 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 25.0250 shares of common stock, subject to adjustment.
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

We cannot assure noteholders that an active trading market will develop or be maintained for the notes.
We do not intend to apply to list our outstanding convertible notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. In addition, the liquidity of the trading market in the notes and the market price quoted for the notes may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure noteholders that an active trading market will develop or be maintained for the notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the notes may be adversely affected. In that case, noteholders may not be able to sell the notes at a particular time or at a favorable price.
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
Holders of notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the notes even though they do not receive a corresponding cash distribution.
The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, a noteholder may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a noteholder's proportionate interest in us could be treated as a deemed taxable dividend to you. If a make-whole fundamental change occurs prior to February 6, 2021 or we provide notice of a provisional redemption, under some circumstances, we will increase the conversion rate for notes converted in connection with the make-whole fundamental change or provisional redemption. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the notes.
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

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	10-Q	10.5	5/12/2014
10.2	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	Filed herewith
10.3	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated June 4, 2014	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: August 4, 2014	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: August 4, 2014	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	10-Q	10.5	5/12/2014
10.2	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation	Filed herewith
10.3	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated June 4, 2014	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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