Form 10-Q/A
period 2014-03-31
FLUIDIGM CORP
filed 2014-09-15
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 10, 2014, there were 28,208,959 shares of the Registrant’s common stock outstanding.

Explanatory Note

Fluidigm Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 12, 2014. The purpose of this Amendment is to refile Exhibits 10.3 and 10.4, which were originally filed with the Form 10-Q, with revised redactions in response to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibits 10.3 and 10.4.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing. Except for the changes to Exhibits 10.3 and 10.4, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 6. Exhibits Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC
4.1*	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association
4.2*	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association
4.3*	Form of Global Note (included in Exhibit 4.2)
10.1*	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation
10.2*	Letter Agreement between the registrant and William M. Smith, the registrant's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014
10.3†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008
10.4†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014
10.5*	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document
† Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

* Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed on May 12, 2014.

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed on May 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION
Dated: September 15, 2014	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: September 15, 2014	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC
4.1*	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association
4.2*	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association
4.3*	Form of Global Note (included in Exhibit 4.2)
10.1*	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation
10.2*	Letter Agreement between the registrant and William M. Smith, the registrant's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014
10.3†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008
10.4†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014
10.5*	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document
† Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

* Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed on May 12, 2014.

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed on May 12, 2014.