Form 10-Q
period 2014-09-30
FLUIDIGM CORP
filed 2014-11-06
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 28,253,970 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$30,939	$35,261
Short-term investments	64,324	49,083
Accounts receivable (net of allowances of $35 at September 30, 2014 and $36 at December 31, 2013)	16,919	10,552
Inventories	16,960	8,148
Prepaid expenses and other current assets	3,678	1,540
Total current assets	132,820	104,584
Long-term investments	51,962	1,942
Property and equipment, net	12,668	6,818
Developed technology, net	105,000	—
Goodwill	104,245	—
Other non-current assets	3,698	3,571
Total assets	$410,393	$116,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,276	$4,353
Accrued compensation and related benefits	6,034	5,485
Other accrued liabilities	7,366	5,392
Deferred revenue, current portion	6,630	2,721
Total current liabilities	27,306	17,951
Convertible notes, net	195,399	—
Deferred tax liability	27,109	—
Deferred revenue, net of current portion	4,407	1,899
Other non-current liabilities	1,617	651
Total liabilities	255,838	20,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2014 and December 31, 2013; 28,236 and 25,811 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	28	26
Additional paid-in capital	454,562	354,465
Accumulated other comprehensive loss	(802)	(730)
Accumulated deficit	(299,233)	(257,347)
Total stockholders’ equity	154,555	96,414
Total liabilities and stockholders’ equity	$410,393	$116,915
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$29,564	$18,045	$82,492	$49,566
License revenue	71	78	257	242
Grant revenue	—	164	217	494
Total revenue	29,635	18,287	82,966	50,302
Costs and expenses:
Cost of product revenue	11,421	5,138	30,080	14,273
Research and development	12,687	5,004	31,707	14,198
Selling, general and administrative	18,574	12,097	52,486	34,840
Litigation settlement	—	1,000	—	1,000
Acquisition-related expenses	—	—	10,696	—
Total costs and expenses	42,682	23,239	124,969	64,311
Loss from operations	(13,047)	(4,952)	(42,003)	(14,009)
Interest expense	(1,453)	(1)	(3,894)	(13)
Gain from sale of investment in Verinata	332	—	332	1,777
Other (expense) income, net	(338)	709	(308)	457
Loss before income taxes	(14,506)	(4,244)	(45,873)	(11,788)
Benefit from (provision for) income taxes	716	(42)	3,987	(95)
Net loss	$(13,790)	$(4,286)	$(41,886)	$(11,883)
Net loss per share, basic and diluted	$(0.49)	$(0.17)	$(1.52)	$(0.47)
Shares used in computing net loss per share, basic and diluted	28,085	25,534	27,613	25,407
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(13,790)	$(4,286)	$(41,886)	$(11,883)
Other comprehensive (loss) income, net of tax
Unrealized net income (loss) on available-for-sale securities	35	37	(5)	23
Foreign currency translation adjustment	(137)	45	(67)	33
Other comprehensive (loss) income, net of tax	(102)	82	(72)	56
Total comprehensive loss	$(13,892)	$(4,204)	$(41,958)	$(11,827)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(41,886)	$(11,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,922	1,850
Stock-based compensation expense	15,280	4,681
Acquisition-related share-based awards acceleration expense	2,648	—
Amortization of developed technology	7,000	—
Non-cash charges for sale of inventory revalued at the date of acquisition	798	—
Gain from sale of investment in Verinata	(332)	(1,777)
Other non-cash items	83	29
Changes in assets and liabilities:
Accounts receivable, net	1,650	572
Inventories	(6,450)	(1,344)
Prepaid expenses and other current assets	(564)	(1,404)
Other non-current assets	(662)	(7)
Accounts payable	1,453	1,150
Deferred revenue	2,944	1,652
Other current liabilities	146	1,526
Other non-current liabilities	(4,128)	126
Net cash used in operating activities	(19,098)	(4,829)
Investing activities
Acquisition, net of cash acquired	(113,190)	—
Purchases of investments	(106,672)	(56,831)
Proceeds from sales and maturities of investments	41,412	19,140
Proceeds from sale of investment in Verinata	332	3,117
Purchase of intangible assets	—	(1,043)
Purchases of property and equipment	(5,919)	(1,565)
Net cash used in investing activities	(184,037)	(37,182)
Financing activities
Proceeds from issuance of convertible notes, net	195,212	—
Proceeds from exercise of stock options	4,084	3,501
Net cash provided by financing activities	199,296	3,501
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(483)	(40)
Net decrease in cash and cash equivalents	(4,322)	(38,550)
Cash and cash equivalents at beginning of period	35,261	58,649
Cash and cash equivalents at end of period	$30,939	$20,099

Supplemental cash flow information:
Issuance of common stock and options related to acquisition	$78,196	$—
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options, restricted stock units and restricted stock awards	3,900	3,631	3,900	3,631
Convertible notes	3,598	—	3,598	—
Total	7,498	3,631	7,498	3,631
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the nine months ended September 30, 2014 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$12	$(742)	$(730)
Other comprehensive income (loss)	1	(28)	(27)
Balance at March 31, 2014	$13	$(770)	$(757)
Other comprehensive (loss) income	(33)	98	65
Amounts reclassified to interest income	(8)	—	(8)
Balance at June 30, 2014	$(28)	$(672)	$(700)
Other comprehensive income (loss)	35	(137)	(102)
Balance at September 30, 2014	$7	$(809)	$(802)
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
During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to our investment in Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (loss) either in the notes or parenthetically on the face of the income statement. There was no impact on our financial statements from adoption, other than the additional disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of 2017 and early adoption is not permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.
In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. At this time, we do not expect the adoption of ASU 2014-15 to have an impact on our consolidated financial position, results of operations, or cash flows.

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
We received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. We used $126.0 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $1.5 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. Approximately $2.7 million of accrued interest under the Notes became due and was paid in the third quarter of 2014.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

(2)
In conjunction with the acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock and converted, as of the Acquisition Date, the unvested stock options outstanding under the DVS stock option plan into unvested stock options to purchase approximately 143,000 shares of Fluidigm common stock and the unvested DVS restricted stock into approximately 186,000 shares of restricted Fluidigm common stock, retaining the original vesting schedules. The fair value of all converted share-based awards was $14.6 million, of which $4.0 million was attributed to the pre-combination service period and was included in the calculation of the purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The fair value of the Fluidigm equivalent share-based awards as of the Acquisition Date was estimated using the Black-Scholes valuation model.
Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, were deposited into escrow. These shares comprise a portion of the merger consideration and will be held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the Acquisition Date, subject to any then pending indemnification claims.
Prior to the closing of the acquisition, we closed an underwritten public offering of $201.3 million aggregate principal amount of our Notes (See Note 3) to fund a portion of the cash consideration payable in connection with the acquisition. The results of DVS's operations have been included in the condensed consolidated financial statements for the period from February 13, 2014 to September 30, 2014.
As of September 30, 2014, the accounting for the acquisition is preliminary due to the ongoing analysis of the developed technology relating to intellectual property rights acquired in connection with the acquisition, associated royalty obligations pursuant to third-party license agreements, and certain tax liabilities. Upon completion of this analysis and during the measurement period, we may record adjustments to the estimated amounts recorded.

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

Acquisition Costs
Acquisition-related expenses were $10.7 million for the nine months ended September 30, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the condensed consolidated statements of operations.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Unaudited Pro Forma Results
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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenue	$29,634	$25,862	$86,755	$68,810
Pro forma net loss	$(13,790)	$(9,142)	$(44,305)	$(29,679)

5. Goodwill and Intangible Assets
Goodwill
Upon the acquisition of DVS, we acquired $104.2 million of goodwill. There were no changes in goodwill between the Acquisition Date and September 30, 2014.
Intangible Assets
The following table provides details of our intangible assets related to the DVS acquisition as of September 30, 2014 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(7,000)	$105,000	10

We recognized $2.8 million and $7.0 million in intangible asset amortization expense during the three and nine months ended September 30, 2014, respectively. The estimated future amortization expense of intangible assets as of September 30, 2014 is as follows (in thousands):

Amount
2014 (remainder of year)	$2,800
2015	11,200
2016	11,200
2017	11,200
2018	11,200
Thereafter	57,400
$105,000

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

6. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$5,187	$2,650
Work-in-process	3,205	1,627
Finished goods	8,568	3,871
	$16,960	$8,148
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment and software	$3,340	$2,728
Laboratory and manufacturing equipment	15,839	13,972
Leasehold improvements	4,485	1,485
Office furniture and fixtures	1,578	822
	25,242	19,007
Less accumulated depreciation and amortization	(15,503)	(14,470)
Construction-in-progress	2,929	2,281
Property and equipment, net	$12,668	$6,818

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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2014				December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$10,564	$—	$—	$10,564	$17,547	$—	$—	$17,547
U.S. government and agency securities	—	116,286	—	116,286	—	51,025	—	51,025
Total assets measured at fair value	$10,564	$116,286	$—	$126,850	$17,547	$51,025	$—	$68,572
There were no significant transfers in and out of Level I and Level II fair value measurement categories during the three and nine months ended September 30, 2014 and 2013.
The following is a summary of investments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$116,279	$16	$(9)	$116,286

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$51,012	$17	$(4)	$51,025

The contractual maturity dates of $64.3 million of our investments are within one year from September 30, 2014. The contractual maturity dates of our remaining securities are less than eighteen months from September 30, 2014.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three and nine months ended September 30, 2014 and 2013. All of these investments have been in a continuous loss position for less than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The following is a summary of our cash and cash equivalents (in thousands):

	September 30, 2014	December 31, 2013
Cash	$20,375	$17,714
Money market funds	10,564	17,547
Cash and cash equivalents	$30,939	$35,261
At September 30, 2014, we had approximately $0.1 million in restricted cash which is included in other non-current assets on the condensed consolidated balance sheets.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Line of Credit
A bank line of credit, as amended, provides us with the ability to borrow up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. The line of credit expires in December 2014 and is collateralized by our assets, excluding our intellectual property, and bears interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. On May 9, 2014, we entered into a modification agreement with the lender to amend and waive certain financial covenants under the financing agreement, effective as of March 31, 2014. On July 31, 2014, we entered into a modification agreement with the lender to amend and waive the financial covenant under the financing agreement regarding our effective tangible net worth amount, which cannot at any time exceed a deficit of more than $100.0 million, effective as of June 30, 2014. Except to the extent specifically amended pursuant to the modification agreements, the financing agreement remains in full force and effect. As of September 30, 2014, there was no outstanding balance on the line of credit and we were in compliance with all applicable covenants under the financing agreement.

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
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.5 million as of September 30, 2014.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.7 million as of September 30, 2014.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. The total future minimum lease payments for the additional space, which will be paid through June 2022, are approximately $259,000 as of September 30, 2014.
In connection with our acquisition of DVS (See Note 4), we assumed the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the assumed operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $550,000 as of September 30, 2014.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and nine months ended September 30, 2014 and 2013, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$1,095	$288	$344	$257
Acquired warranty obligation from DVS	—	—	791	—
Warranty accrual, net	199	25	159	56
Ending balance	$1,294	$313	$1,294	$313

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
On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint sought to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our BioMark System, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. We also filed a lawsuit against NanoString in the High Court of the Republic of Singapore (Case No. S 282/2013) on April 5, 2013 alleging malicious falsehood in advertising and trademark infringement and sought relief similar to the relief sought in our complaint filed in the United States. On September 30, 2013, we and NanoString agreed to settle the lawsuits. The terms of the settlement require NanoString to, among other things, pay us $0.6 million, remove all references - from its marketing materials, website, and promotional activities - to a single-cell comparison study comparing Fluidigm and NanoString single-cell products, as well as recall and destroy all materials related to and/or based on the study. The case brought in the United States District Court in the Northern District of California was dismissed on October 22, 2013, and the case brought in Singapore was discontinued on October 29, 2013.
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

10. Stock-Based Compensation
During the three and nine months ended September 30, 2014, we granted certain employees options to purchase 22,000 and 425,000 shares of common stock, respectively. The options granted during the three months ended September 30, 2014 had exercise prices ranging from $27.00 to $28.63 and a total grant date fair value of $0.3 million. The options granted during the nine months ended September 30, 2014 had exercise prices ranging from $27.00 to $47.55 and a total grant date fair value of $10.1 million.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three and nine months ended September 30, 2014, we granted certain employees 42,000 and 365,000 restricted stock units, respectively. The restricted stock units granted during the three months ended September 30, 2014 had fair market values ranging from $24.50 to $31.26 and a total grant date fair value of $1.2 million. The restricted stock units granted during the nine months ended September 30, 2014 had fair market values ranging from $24.50 to $47.55 and a total grant date fair value of $15.9 million. The fair value of restricted stock units is determined based on the value of the underlying common stock on the date of grant.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $6.0 million and $1.7 million during the three months ended September 30, 2014 and 2013, respectively. We recognized stock-based compensation expense of $15.3 million and $4.7 million during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had $20.1 million and $15.9 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.5 years and 3.0 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of September 30, 2014, we had $1.5 million and $2.4 million of unrecognized stock-based compensation costs related to the assumed stock options and restricted stock, respectively, which are expected to be recognized over a remaining weighted average period of 1.6 years and 0.4 years, respectively.

11. Income Taxes
Income taxes are primarily comprised of state and foreign income taxes. The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. Income tax expense primarily consists of amounts payable in foreign jurisdictions. As a result of the intangible assets arising from the DVS acquisition (See Note 4), we recorded foreign and California deferred tax liabilities of approximately $30.0 million and approximately $2.0 million, respectively. The related valuation allowance associated with our California deferred tax assets was released and recorded as an income tax benefit in the quarter ended March 31, 2014. Additional tax benefit was recorded in the quarter ended September 30, 2014 attributable to the acquired entity's operating losses and its related deferred tax liabilities from the amortization of acquired intangible assets.

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
The following table presents our product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$16,711	$10,145	$42,149	$27,213
Europe	8,077	3,962	21,991	11,899
Japan	958	2,620	5,670	4,504
Asia-Pacific	2,792	897	9,496	4,375
Other	1,026	421	3,186	1,575
Total	$29,564	$18,045	$82,492	$49,566
Our license and grant revenues are primarily generated in the United States. No individual customer represented more than 10% of our revenues for the three and nine month periods ended September 30, 2014 and 2013.

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
In this Form 10-Q, “we,” “us” and “our” refer to Fluidigm Corporation and its subsidiaries.
Overview
We develop, manufacture, and market life science analytical and preparatory systems for growth markets such as single-cell biology and production genomics. We sell to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies worldwide. Our systems are based on proprietary microfluidics and multi-parameter mass cytometry technology, and are designed to significantly simplify experimental workflow, increase throughput, and reduce costs, while providing excellent data quality. We have sold approximately 1,230 systems to customers in 35 countries worldwide (including 74 instruments sold by DVS prior to our acquisition in February 2014).
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

Our total revenue grew from $52.3 million in 2012 to $71.2 million in 2013, and for the nine months ended September 30, 2014, our total revenue was $83.0 million. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2014, our accumulated deficit was $299.2 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 12, 2014.
During the nine months ended September 30, 2014, we have revised or added the following significant accounting policies:
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

Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and nine months ended September 30, 2014 and 2013, and as a percentage of total revenue for the respective period ($ in thousands):

	Three Months Ended				Nine months ended
	September 30,				September 30,
	2014	2014	2013	2013	2014	2014	2013	2013
Revenue:
Total revenue	$29,635	100%	$18,287	100%	$82,966	100%	$50,302	100%
Costs and expenses:
Cost of product revenue	11,421	38	5,138	28	30,080	36	14,273	28
Research and development	12,687	43	5,004	27	31,707	38	14,198	28
Selling, general and administrative	18,574	63	12,097	66	52,486	63	34,840	70
Litigation settlement	—	—	1,000	6	—	—	1,000	2
Acquisition-related expenses	—	—	—	—	10,696	13	—	—
Total costs and expenses	42,682	144	23,239	127	124,969	150	64,311	128
Loss from operations	(13,047)	(44)	(4,952)	(27)	(42,003)	(50)	(14,009)	(28)
Interest expense	(1,453)	(5)	(1)	—	(3,894)	(5)	(13)	—
Gain from sale of investment in Verinata	332	1	—	—	332	—	1,777	3
Other (expense) income, net	(338)	(1)	709	4	(308)	—	457	1
Loss before income taxes	(14,506)	(49)	(4,244)	(23)	(45,873)	(55)	(11,788)	(24)
Benefit from (provision for) income taxes	716	2	(42)	—	3,987	5	(95)	—
Net loss	$(13,790)	(47)%	$(4,286)	(23)%	$(41,886)	(50)%	$(11,883)	(24)%
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Instruments	$17,850	$10,894	$48,327	$28,964
Consumables	11,714	7,151	34,165	20,602
Product revenue	29,564	18,045	82,492	49,566
License revenue	71	78	257	242
Grant revenue	—	164	217	494
Total revenue	$29,635	$18,287	$82,966	$50,302

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
United States	$16,711	57%	$10,145	56%	$42,149	51%	$27,213	55%
Europe	8,077	27%	3,962	22%	21,991	27%	11,899	24%
Japan	958	3%	2,620	15%	5,670	7%	4,504	9%
Asia-Pacific	2,792	9%	897	5%	9,496	11%	4,375	9%
Other	1,026	4%	421	2%	3,186	4%	1,575	3%
Total	$29,564	100%	$18,045	100%	$82,492	100%	$49,566	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 15% and 16% of our total revenue in the three and nine months ended September 30, 2014, respectively, and 21% and 18% of our total revenue in the three and nine months ended September 30, 2013, respectively.

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
Total Revenue
Total revenue increased by $11.3 million, or 62%, to $29.6 million for the three months ended September 30, 2014, compared to $18.3 million for the three months ended September 30, 2013.
Product Revenue
Product revenue increased by $11.5 million, or 64%, to $29.6 million for the three months ended September 30, 2014, compared to $18.0 million for the three months ended September 30, 2013.
Instrument revenue increased by $7.0 million, or 64%, primarily driven by the impact of our CyTOF 2 systems which we commenced selling upon the acquisition of DVS, and increased net unit sales of both preparatory and analytical systems. Higher sales of service offerings, including service related to CyTOF 2 systems, also contributed to the increase in instrument revenue. Instrument revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 29% for the three months ended September 30, 2014 compared to the comparable period in 2013.
Consumables revenue increased by $4.6 million, or 64%, primarily due to growth in IFC sales. Sales from our recently acquired antibody consumables and, to a lesser extent, higher sales of our reagents and assays also contributed to the overall increase in consumables revenue. Consumables revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 48% for the three months ended September 30, 2014 compared to the same period in 2013 driven equally by growth in production genomics and single-cell genomics applications. Annualized IFC pull-through for our genomics analytical systems was within our historical range of $40,000 to $50,000 per system and our expected range of $15,000 to $25,000 per system for our genomics preparatory systems. Annualized consumables pull-through for our proteomics analytical systems was within the historical range of $50,000 to $70,000 per system.
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
We did not receive any grant revenue for the three months ended September 30, 2014. Grant revenue was $164,000 for the three months ended September 30, 2013.

Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Three Months Ended September 30,
	2014	2013
Cost of product revenue	$11,421	$5,138
Product margin	61%	72%
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
Cost of product revenue increased by $6.3 million, or 122%, to $11.4 million for the three months ended September 30, 2014 from $5.1 million for the three months ended September 30, 2013. Cost of product revenue for the three months ended September 30, 2014 includes $2.9 million of amortization of acquired intangible assets and inventory fair-value write-up resulting from our recent acquisition of DVS with no corresponding charges in the comparable period in 2013. Overall cost of product revenue as a percentage of related revenue was 39% (including 10 percentage points related to these charges) and 28% for the three months ended September 30, 2014 and 2013, respectively.
Product margin declined 11 percentage points for the three months ended September 30, 2014 compared to the corresponding period in 2013 primarily because of the acquisition-related charges described above, and higher instrument warranty costs, partially offset by favorable changes in the mix of both instruments and consumables sold.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended September 30,
	2014	2013
Research and development	$12,687	$5,004
Selling, general and administrative	18,574	12,097
Total operating expenses	$31,261	$17,101
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
Research and development expense increased $7.7 million, or 154%, to $12.7 million for the three months ended September 30, 2014, compared to $5.0 million for the three months ended September 30, 2013, primarily attributable to higher headcount and compensation-related costs of $4.3 million, increases in lab supplies and equipment costs of $2.3 million, outside services of $0.6 million, and other expenses of $0.5 million. These increases were primarily driven by the acquisition of DVS Sciences in February 2014 and to support our revenue growth through both new and existing products and services.
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

Selling, general and administrative expense for the three months ended September 30, 2014 increased $6.5 million, or 54%, to $18.6 million, compared to $12.1 million for the three months ended September 30, 2013. The increase was primarily attributable to higher headcount and compensation-related costs of $3.7 million, increases in legal, accounting and other professional fees of $1.5 million, trade shows and other marketing expenses of $0.5 million, and other expenses of $0.8 million. These increases were primarily driven by the acquisition of DVS Sciences in February 2014, the expansion of our worldwide commercial capabilities, and to a lesser extent, general and administrative expense to support our growth.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Litigation Settlement
Pursuant to the terms of a patent cross license agreement with Applied Biosystems, LLC (a subsidiary of Life Technologies Corporation, or Life, and now part of Thermo Fisher Scientific), we were obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We accrued a loss contingency of $1.0 million on September 30, 2013 and on January 30, 2014, we paid Life the amount due while reserving our rights with respect to such matter. Among other reasons, we made the payment to avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation. Litigation expense for the three months ended September 30, 2014 and September 30, 2013 was zero and $1.0 million, respectively.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Three Months Ended September 30,
	2014	2013
Interest expense	$(1,453)	$(1)
Gain from sale of investment in Verinata	332	—
Other (expense) income, net	(338)	709
Total	$(1,459)	$708
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
Interest expense for the three months ended September 30, 2014 increased by $1.5 million compared to the three months ended September 30, 2013 due to accrual of interest under the terms of the Notes, which were issued in the first quarter of 2014.
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds. During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
Other expense for the three months ended September 30, 2014 was $0.3 million compared to other income of $0.7 million for the three months ended September 30, 2013 primarily due to $0.4 million in losses from revaluation of certain foreign currency denominated assets and liabilities during the third quarter of 2014 whereas a gain of $0.6 million was realized from settlement of litigation with NanoString during the third quarter of 2013.
Benefit from Income Taxes
We recorded a tax benefit of $0.7 million, or an effective tax benefit of 4.9%, for the three months ended September 30, 2014. The tax benefit for the three months ended September 30, 2014 was primarily attributable to amortization of our acquisition-related deferred tax liability and income tax benefit from our foreign operations. We recorded a tax expense of $42,000 for the three months ended September 30, 2013.
Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013
Total Revenue
Total revenue increased by $32.7 million, or 65%, to $83.0 million for the nine months ended September 30, 2014, compared to $50.3 million for the nine months ended September 30, 2013.
Product Revenue
Product revenue increased by $32.9 million, or 66%, to $82.5 million for the nine months ended September 30, 2014, compared to $49.6 million for the nine months ended September 30, 2013.
Instrument revenue increased by $19.4 million, or 67%, primarily driven by the impact of our CyTOF 2 systems which we commenced selling upon the acquisition of DVS, and increased net unit sales of both preparatory and analytical systems. Higher sales of service offerings, including service related to CyTOF 2 systems, also contributed to the increase in instrument revenue. Instrument revenue growth, excluding revenue attributable to the recently acquired operations of DVS, was 35% for the nine months ended September 30, 2014 compared to the comparable period in 2013.
Consumables revenue increased by $13.6 million, or 66%, primarily due to growth in IFC sales. Sales from our recently acquired antibody consumables and higher sales of our reagents and assays also contributed to the overall increase in consumables revenue. Consumables growth, excluding revenue attributable to the recently acquired operations of DVS, was 51% for the nine months ended September 30, 2014 compared to the same period in 2013 driven by growth in production genomics and single-cell genomics applications. Annualized IFC pull-through for our genomics analytical systems was within our historical range of $40,000 to $50,000 per system and our expected range of $15,000 to $25,000 per system for our genomics preparatory systems. Annualized consumables pull-through for our proteomics analytical systems was within the historical range of $50,000 to $70,000 per system.
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
Grant revenue was $0.2 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands, other than percentages):

	Nine Months Ended September 30,
	2014	2013
Cost of product revenue	$30,080	$14,273
Product margin	64%	71%
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

Cost of product revenue increased by $15.8 million, or 111%, to $30.1 million for the nine months ended September 30, 2014. Cost of product revenue for the nine months ended September 30, 2014 includes $7.8 million of amortization of acquired intangible assets and inventory fair-value write-up resulting from our recent acquisition of DVS with no corresponding charges in the comparable period in 2013. Overall cost of product revenue as a percentage of related revenue was 36% (including 9 percentage points related to these charges) and 28% for the nine months ended September 30, 2014 and 2013, respectively.
Product margin declined 7 percentage points for the nine months ended September 30, 2014 compared to the corresponding period in 2013 primarily because of the acquisition-related charges described above, and higher instrument warranty costs, partially offset by favorable changes in the mix of both instruments and consumables sold.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Research and development	$31,707	$14,198
Selling, general and administrative	52,486	34,840
Acquisition-related expenses	10,696	—
Total operating expenses	$94,889	$49,038
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
Research and development expense increased $17.5 million, or 123%, to $31.7 million for the nine months ended September 30, 2014, compared to $14.2 million for the nine months ended September 30, 2013, primarily attributable to higher headcount and other compensation-related costs of $11.2 million, increases in lab supplies and equipment costs of $3.8 million, facility expenses of $1.3 million, and outside services of $1.1 million. These increases were primarily driven by the acquisition of DVS Sciences in February 2014 and to support our revenue growth through both new and existing products and services.
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
Selling, general and administrative expense for the nine months ended September 30, 2014 increased $17.6 million, or 51%, to $52.5 million compared to $34.8 million for the nine months ended September 30, 2013. The increase was primarily attributable to higher headcount and other compensation-related costs of $10.0 million, increases in legal, accounting and other professional services of $4.3 million, trade shows and other marketing expenses of $1.6 million, integration expenses of $1.3 million, and other expenses of $0.4 million. These increases were driven by the acquisition of DVS Sciences in February 2014, the expansion of our worldwide commercial capabilities, and to a lesser extent, general and administrative expense to support our growth.
We expect selling, general and administrative expenses to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Litigation Settlement
Pursuant to the terms of a patent cross license agreement with Applied Biosystems, LLC (a subsidiary of Life Technologies Corporation, or Life, and now part of Thermo Fisher Scientific), we were obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met;

however, on October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We accrued a loss contingency of $1.0 million on September 30, 2013 and on January 30, 2014, we paid Life the amount due while reserving our rights with respect to such matter. Among other reasons, we made the payment to avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation. Litigation expense for the nine months ended September 30, 2014 and September 30, 2013 was zero and $1.0 million, respectively.
Acquisition-Related Expenses
Acquisition-related expenses were $10.7 million for the nine months ended September 30, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options and consulting, legal, and investment banking fees relating to our acquisition of DVS.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest expense	$(3,894)	$(13)
Gain from sales of investment in Verinata	332	1,777
Other (expense) income, net	(308)	457
Total	$(3,870)	$2,221
On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our Notes. The Notes will accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.
Interest expense increased by $3.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to accrual of interest under the terms of the Notes, which were issued in the first quarter of 2014.
In February 2013, Illumina, Inc. acquired Verinata for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds. During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
Other expense for the nine months ended September 30, 2014 was $0.3 million compared to other income of $0.5 million for the nine months ended September 30, 2013 primarily due to $0.5 million in losses from revaluation of certain foreign currency denominated assets and liabilities during the nine months ended September 30, 2014 whereas a gain of $0.6 million was realized from settlement of litigation with NanoString during the nine months ended September 30, 2013.
Benefit from Income Taxes
We recorded a tax benefit of $4.0 million, or an effective tax benefit rate of 8.7%, for the nine months ended September 30, 2014. Of the $4.0 million tax benefit, $2.0 million related to the valuation allowance released in the quarter ended March 31, 2014 and $1.3 million primarily consisted of net income tax benefit from foreign operations and deferred tax liabilities from the amortization of acquired intangible assets.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2014, our principal sources of liquidity consisted of $30.9 million of cash and cash equivalents and $116.3 million of investments. As of September 30, 2014, our working capital excluding deferred revenue totaled $112.1 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flow summary
Net cash used in operating activities	$(19,098)	$(4,829)
Net cash used in investing activities	(184,037)	(37,182)
Net cash provided by financing activities	199,296	3,501
Net decrease in cash and cash equivalents	(4,322)	(38,550)
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
Net cash used in operating activities was $19.1 million for the nine months ended September 30, 2014, compared to $4.8 million for the nine months ended September 30, 2013, an increase of $14.3 million. The cash used in operations in the first nine months of 2014 resulted from a net loss of $41.9 million, adjusted for $28.4 million in non-cash charges and a $5.6 million net increase in assets and liabilities. The significant non-cash charges included stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and acquisition-related share-based awards acceleration expense. The net change in assets and liabilities was driven primarily by higher inventory, higher prepaid expenses and other assets, and a net decrease in other liabilities, partially offset by a decrease in accounts receivable and an increase in accounts payable and deferred revenue. Our net loss, adjusted for non-cash and non-operating items, for the nine months ended September 30, 2014 increased by $10.0 million, compared to the same period in 2013 primarily due to acquisition-related expenses of $6.5 million paid in cash.
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
Net cash used in investing activities was $184.0 million during the nine months ended September 30, 2014. Net cash used in investing activities primarily consisted of $113.2 million related to the acquisition of DVS, net of acquired cash of $8.4 million, and excluding $4.1 million attributed to the acceleration of DVS share-based awards and classified as cash used in operating activities; purchases of investments of $106.7 million; and capital expenditures of $5.9 million primarily to support growth in our manufacturing operations; partially offset by proceeds from sales and maturities of investments of $41.4 million, and additional proceeds from the 2013 sale of our investment in Verinata of $0.3 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $199.3 million during the nine months ended September 30, 2014 and consists of net proceeds of $195.2 million from the issuance of the Notes and proceeds received in connection with the exercise of options for our common stock of $4.1 million.
Net cash provided by financing activities was $3.5 million during the nine months ended September 30, 2013 from proceeds received in connection with the exercise of options for our common stock.

Capital Resources
At September 30, 2014, our working capital excluding deferred revenue was $112.1 million, including cash, cash equivalents, and short-term investments of $95.3 million. On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. We received cash proceeds of $195.2 million, net of underwriting discounts. Debt issuance costs were approximately $1.1 million. We used $126.0 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS.
We have a bank line of credit agreement that is collateralized by our assets, excluding intellectual property, and provides us the ability to draw up to $10.0 million, of which $6.0 million is available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million is available based on eligible receivables. At September 30, 2014, we had no borrowing outstanding under the bank line of credit.
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
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
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
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.5 million as of September 30, 2014.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.7 million as of September 30, 2014.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. The total future minimum lease payments for the additional space, which will be paid through June 2022, are approximately $259,000 as of September 30, 2014.
In connection with our acquisition of DVS (as discussed in Note 4 of our notes to the condensed consolidated financial statements), we assumed the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the assumed operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $550,000 as of September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore where our manufacturing facility is located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of September 30, 2014 would not have been material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $30.9 million at September 30, 2014. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $116.3 million in investments at September 30, 2014 held primarily in U.S. government and agency securities. The contractual maturity dates of $64.3 million of our U.S. government and agency securities are within one year from September 30, 2014. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from September 30, 2014. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, during the quarter ended March 31, 2014, we completed our acquisition of DVS Sciences Inc. (now Fluidigm Sciences Inc.), or DVS, which is now our wholly-owned subsidiary and a "significant subsidiary" as defined by Rule 1-02 of Regulation S-X promulgated by the Securities and Exchange Commission. We are in the process of integrating DVS's operations with our operations, including integration of financial reporting processes and procedures and internal controls over financing reporting. In the course of integrating DVS's financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financing reporting and will disclose any such changes if material as required by the rules of the SEC.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2011 and 2012, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our quarter-to-quarter financial results could be significantly impacted.
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
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $41.9 million, $16.5 million, $19.0 million, and $22.5 million during the nine months ended September 30, 2014 and years 2013, 2012, and 2011, respectively. As of September 30, 2014, we had an accumulated deficit of $299.2 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We may continue to incur substantial operating and net losses and negative cash flow from operations. We expect that our selling, general, and administrative expenses will continue to increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenue to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
Actual results relating to Fluidigm Sciences (formerly DVS Sciences, Inc.) may differ from any guidance issued by us concerning future revenue and revenue growth of Fluidigm Sciences or the anticipated impact of the acquisition on the operating results of the combined company, and these differences could be material.
We cannot provide assurances with respect to the future revenues or revenue growth rates we may realize as a result of our acquisition of DVS and sales of its CyTOF mass spectrometer and associated consumables for the proteomics market. Fluidigm Sciences’ revenues increased substantially through fiscal 2013, but we previously reduced our revenue expectations for 2014 and do not expect revenue from sales of Fluidigm Sciences’ proteomics products to grow, if at all, at the same rates experienced in recent periods. We currently expect 2014 revenues from sales of our proteomics products to be less than DVS's 2013 revenues for such products. In addition, Fluidigm Sciences has experienced substantial quarter-to-quarter variations in levels of demand and revenue growth for its instruments and consumables, and we expect that these variances may continue in the future. Additional risks and uncertainties that could cause actual results from our proteomics product line to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to successfully integrate Fluidigm Sciences; our ability to commercialize Fluidigm Sciences products; market acceptance of Fluidigm Sciences products; our ability to successfully launch new products and applications in Fluidigm Sciences’ target markets; competition; our sales, marketing, and distribution capabilities; our planned sales, marketing, and research and development activities; reduction in research and development spending or changes in budget priorities by customers; interruptions or delays in the supply of components or materials for, or manufacturing of, Fluidigm Sciences’ products, which in certain cases are purchased through sole and single source suppliers; seasonal variations in customer operations; unanticipated increases in costs or expenses; risks associated with international operations; and the other risks identified in this report. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments from our proteomics product line that are currently anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences to, or effects on, us. Any failure to meet any proteomics guidance that we have provided or may provide in the future could have a material adverse effect on the trading price or volume of our stock.
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
We have made certain assumptions relating to the acquisition of DVS, which assumptions may be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect the combined company following the acquisition. These assumptions relate to numerous matters, including:

•	projections of Fluidigm Sciences’ revenue growth, if any, and future revenues;

•	the amount of goodwill and intangibles that resulted from the acquisition;

•	certain other purchase accounting adjustments that we expect may be recorded in our financial statements in connection with the acquisition;

•	our ability to maintain, develop, and deepen relationships with customers of Fluidigm Sciences; and

•	other financial and strategic risks of the acquisition.
The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.
As of September 30, 2014, we had approximately $209.2 million of net intangible assets, net of amortization, and goodwill, all of which relates to the acquisition. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.
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
We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. For example, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business.
Additionally, all of our IFCs for commercial sale are manufactured at our facility in Singapore. Production of the elastomeric block that is at the core of our IFCs is a complex process requiring advanced clean rooms, sophisticated equipment, and strict adherence to procedures. Any contamination of the clean room, equipment malfunction, or failure to strictly follow procedures can significantly reduce our yield in one or more batches. We have in the past experienced variations in yields due to such factors. A drop in yield can increase our cost to manufacture our IFCs or, in more severe cases, require us to halt the manufacture of our IFCs until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.

Furthermore, developing an IFC for a new application may require developing a specific production process for that type of IFC. While all of our IFCs are produced using the same basic processes, significant variations may be required to ensure adequate yield of any particular type of IFC. Developing such a process can be very time consuming, and any unexpected difficulty in doing so can delay the introduction of a product.
If our manufacturing activities are adversely impacted, or if we are otherwise unable to keep up with demand for our products by successfully manufacturing, assembling, testing, and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products.
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
Our customer base is primarily composed of academic institutions, clinical laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications requires substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Diagnostics Corporation, Sequenom, Inc., Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.
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
Further, the FDA may expand its regulatory oversight of our products or the products of our customers, which could impose restrictions on our ability to market and sell our products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory.  The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market.  The guidance documents, if and when finalized, may significantly impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.
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
We are subject to many federal, state, local, and foreign regulations relating to various aspects of our business operations. Governmental entities at all levels are continuously enacting new regulations, and it is difficult to identify all applicable regulations and anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with applicable regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, products we manufacture. Certain of our products sold in these countries are or will become subject to RoHS and WEEE requirements. These and similar regulations that have been or are in the process of being enacted in other countries may require us to redesign our products, use different types of materials in certain components, or source alternative components to ensure compliance with applicable standards, and may reduce the availability of parts and components used in our products by negatively impacting our suppliers’ ability to source parts and components in a timely and cost-effective manner. Any such redesigns, required use of alternative materials, or limited availability of parts and components used in our products may detrimentally impact the performance of our products, add greater testing lead times for product introductions, reduce our product margins, or limit the markets for our products, and if we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. Any of the foregoing could adversely affect our business, financial condition, or results of operations.
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
We have incurred, and may continue to incur, significant acquisition-related integration costs in connection with the acquisition.
We have developed and are executing on a plan to integrate the operations of Fluidigm Sciences with our business. In connection with the integration, we have incurred, and may continue to incur, certain non-recurring charges; however, we cannot identify the timing, nature and amount of all such charges as of the date of this report. The integration costs are charged as an expense in the period incurred and could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
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
During the nine months ended September 30, 2014 and years 2013, 2012, and 2011, approximately 49%, 48%, 47%, and 47%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws, such as the RoHS and WEEE directives, which regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;

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

We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current lease for our manufacturing facility in Singapore expires in June 2022. In the event that we need to add to our existing manufacturing space in Singapore or move our manufacturing facility to a new location in Singapore, such a move will involve significant expense and efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment, and we cannot assure you that such a move would not delay or otherwise adversely affect our manufacturing activities. We cannot provide assurances that we will be able to secure a lease on a different manufacturing facility on acceptable terms and on a timely basis, if at all, to meet our future manufacturing needs.
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
In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process, or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our BioMark System involves real-time quantitative PCR, or qPCR. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation (now part of Thermo Fisher Scientific) and Roche Diagnostics Corporation, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Additionally, on February 13, 2014 we completed our acquisition of DVS, which is now our wholly-owned subsidiary and a "significant subsidiary" as defined by Rule 1-02 of Regulation S-X promulgated by the Securities and Exchange Commission.  DVS was a private company and was not required to maintain internal controls over financial reporting to the same degree as public companies subject to the Sarbanes-Oxley Act.  We are in the process of integrating DVS's operations with ours, including integration of financial reporting processes and procedures and internal controls over financing reporting.  In the course of integration, we may identify internal control deficiencies or material weaknesses that require remediation.
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
Litigation may be necessary for us to enforce our patent and proprietary rights, determine the scope, coverage, and validity of others’ proprietary rights, and/or defend against third party claims of intellectual property infringement against us as well as against our suppliers, distributors, customers, and other entities with whom we do business. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our product margins or financial position. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. For example, some of our products provide for the testing and analysis of genetic material, and patent rights relating to genetic materials remain a developing area of patent law. A recent U.S. Supreme Court decision held, among other things, that claims to isolated genomic DNA occurring in nature are not patent eligible, while claims relating to synthetic DNA may be patent eligible. We expect the ruling will result in additional litigation in our industry. In addition, third parties may assert that we are employing their proprietary technology without authorization. For example, on June 4, 2008 we received a letter from Applied Biosystems, Inc., a wholly-owned subsidiary of Life Technologies Corporation (now part of Thermo Fisher Scientific Inc. and collectively referred to as Life), asserting that our BioMark System for gene expression analysis infringes upon U.S. Patent No. 6,814,934, or the ‘934 patent, and its foreign counterparts in Europe and Canada. In June 2011, we resolved this dispute by entering into license agreements with Life which, among other matters, granted us a non-exclusive license to the ‘934 patent and its foreign counterparts.
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
Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of September 30, 2014, we had 28,235,898 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 44% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.
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
As of September 30, 2014, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 45% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
The notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans, or otherwise, to pay amounts due on our obligations, including the notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. In addition, dividends, loans, or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business and tax considerations.

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
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Although the direction and magnitude of the effect that Regulation SHO, FINRA, securities exchange rule changes, and implementation of the Dodd-Frank Act may have on the trading price and the liquidity of the notes will depend on a variety of factors, many of which cannot be determined at the date of this report, past regulatory actions (such as certain emergency orders issued by the SEC in 2008 prohibiting short sales of stock of certain financial services companies) have had a significant impact on the trading prices and liquidity of convertible debt instruments. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock, or enter into swaps on our common stock or increases the costs of implementing an arbitrage strategy could adversely affect the trading price and the liquidity of the notes.
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
We currently have a financing arrangement pursuant to which we may incur up to $10 million of revolver borrowings and our subsidiaries may be able to incur substantial additional debt, subject to the restrictions contained in such arrangement or our future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due. Any failure by us or any of our significant subsidiaries to make any payment at maturity of indebtedness for borrowed money in excess of $15 million or the acceleration of any such indebtedness in excess of $15 million would, subject to the terms of the indenture governing the notes, constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the notes when required.
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
In addition, our ability to repurchase the notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes when required.
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
The indenture governing the notes does not:

•
require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows, or liquidity and, accordingly, does not protect holders of the notes in the event that we experience adverse changes in our financial condition or results of operations;

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
Furthermore, the indenture governing the notes contains only limited protections in the event of a change of control. We could engage in many types of transactions, such as acquisitions, refinancings, or certain recapitalizations, that could substantially affect our capital structure and the value of the notes and our common stock but may not constitute a “fundamental change” that permits holders to require us to repurchase their notes or a “make-whole fundamental change” that permits holders to convert their notes at an increased conversion rate. For these reasons, the limited covenants in the indenture governing the notes may not protect a noteholder's investment in the notes.
The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or provisional redemption may not adequately compensate noteholders for any lost value of the notes as a result of such transaction or redemption.
If a make-whole fundamental change occurs prior to February 6, 2021 or upon our issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such events. The increase in the conversion rate for notes converted in connection with such events may not adequately compensate noteholders for any lost value of the notes as a result of such transaction or redemption. In addition, if the price of our common stock in the transaction is greater than $180.00 per share or less than $39.96 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 25.0250 shares of common stock, subject to adjustment.
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

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation (File No. 001-34180)	10-Q	10.2	8/4/2014
10.2	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated September 15, 2014	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: November 6, 2014	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation (File No. 001-34180)	10-Q	10.2	8/4/2014
10.2	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated September 15, 2014	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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