Form 10-K
period 2014-12-31
FLUIDIGM CORP
filed 2015-02-26
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(650) 266-6000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share	The NASDAQ Global Select Market
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $719,943,878 (based on a closing sale price of $29.40 per share as reported for the NASDAQ Global Select Market on June 30, 2014). For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers and directors as of June 30, 2014 and shares of common stock held by persons who held more than 10% of the outstanding common stock of the registrant as of June 30, 2014 (based solely upon Schedule 13G filings made with the SEC) have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 10, 2015 was 28,368,032.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders.

Fluidigm Corporation
Fiscal Year 2014
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
____________________________

“Fluidigm,” the Fluidigm logo, “Access Array,” “Biomark,” “C1,” “Callisto,” “CyTOF,” “Delta Gene,” “DVS Sciences,” “Dynamic Array,” “Digital Array,” “EP1,” “FC1,” “Flex Six,” “Fluidigm Cytobank,” “Juno,” “Maxpar,” “MSL,” “Open App,” “Polaris,” “Script Builder,” “Singular,” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
____________________________

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Fluidigm,” the “Company,” “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.

PART I

ITEM 1. BUSINESS
Overview
We create, manufacture, and market innovative technologies and life science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents, to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies.
Single-cell analysis is a rapidly-growing field that we believe has the potential to revolutionize basic discovery in biology and lead to new and better ways to diagnose and treat disease. We pioneered a field that is now known as single-cell genomics and, through our acquisition of DVS Sciences, Inc., or DVS, in February 2014, we expanded into the field of single-cell proteomics. Our single-cell biology platform empowers our customers to analyze a large number of individual cells using simplified workflows with increased speed and accuracy at reduced costs. Our products also enable customers to apply the knowledge of biology in industrial or other applied settings that typically utilize low quantity and/or quality samples in high-throughput repeat testing applications.
Researchers have successfully employed our products to help achieve breakthroughs in a variety of fields, including single-cell gene and protein expression, gene regulation, genetic variation, cellular function, and applied genetics. These breakthroughs include using our systems to help detect life-threatening mutations in cancer cells, discover cancer associated biomarkers, analyze the genetic composition of individual stem cells, and assess the quality of agricultural products, such as seeds or livestock.
As of December 31, 2014, we had sold 1,325 systems to customers in more than 35 countries worldwide. Over 600 systems sold have been designated for single-cell biology research. We have grown our total revenue from $52.3 million in 2012 to $116.5 million in 2014 (including $20.7 million in revenue from the sale of CyTOF 2 systems and related consumables following our acquisition of DVS in February 2014). For additional information regarding the DVS acquisition, please see Note 4 to our audited consolidated financial statements.
Our Target Markets
The current markets for our products include life science research and production genomics.
Life Science Research
Single-Cell Biology. Life science research typically involves the analysis of samples containing many thousands of cells of many different types. When such samples are studied using traditional methodologies, the results obtained reflect a rough average of the activity of all of the cells in the sample, which masks critical differences in cell types and between individual cells of the same type. Additionally, in fields such as in-vitro fertilization and stem cell research, the number of cells available for analysis is inherently limited and the small amount of genetic material in a single cell prevents conventional methods from analyzing the activity of more than a few genes.
Single-cell biology is a rapidly emerging area of life science research that requires specialized tools and techniques to harvest and process individual cells with high sensitivity and reproducibility. Single-cell biology researchers need to conduct a high number of tests on a large number of individual cells, which in combination translates into thousands of experiments that must be accurate, fast, simple, and low cost. Our systems enable researchers to perform gene expression or protein expression analysis on single cells on a scale that is otherwise impractical with conventional systems due to the cost, experimental variability, and the large amount of biological sample required to initiate typical studies.
Genomics. One primary area of focus within life science research is genetic analysis, the study of genes and their functions. The hereditary material or nucleic acid of an organism is often referred to as its genome, the protein-encoding regions of which are commonly known as genes. Analysis of variations in genomes, genes, and gene activity in and between organisms can provide valuable insight into their health and functioning. Single-cell genomics is the study of the sequence and expression of genes and their ultimate functions at the individual cell level.

There are several forms of genetic analysis in use today, including genotyping, gene expression analysis, and DNA sequencing.

•
Genotyping involves the analysis of DNA variations across individual genomes. There are multiple forms of variants, including single nucleotide polymorphism, or SNPs, insertion-deletions, and copy number variation. A common application of genotyping focuses on analyzing SNPs to determine whether a SNP or group of SNPs are associated with a particular genetic trait, such as propensity for a disease.

•
Gene expression analysis involves measuring the levels of particular ribonucleic acid sequences known as messenger RNAs, or mRNAs, which have been transcribed from genes. Determining these levels is important because mRNAs are often translated by the cell into proteins, and may affect the activity of the cell or the larger organism.

•
DNA sequencing is a process by which researchers are able to determine the particular order of nucleotide bases that comprise all or a portion of a particular gene or genome, and typically improves with target enrichment, such as complex sample preparation and tagging processes. Researchers are increasingly using next-generation DNA sequencers to rapidly and cost-effectively sequence portions of genomes, which is important for the identification of genetic variations that correlate with particular phenotypes.

Gene expression and genotyping are studied through a combination of various technology platforms that characterize gene function and genetic variation. These platforms often rely on polymerase chain reaction, or PCR, amplification to generate exponential copies of a DNA sample to provide sufficient signal to facilitate detection. Real-time quantitative PCR, or real-time qPCR, is a more advanced form of PCR that makes it possible to quantify the number of copies of DNA present in a sample.
Proteomics. Another focus within life science research is protein analysis, the study of proteins and their structures and functions. Proteins perform a vast array of functions within living organisms, including catalyzing metabolic reactions, replicating DNA, responding to stimuli, and transporting molecules from one location to another. Protein analysis is required to profile and understand cellular function.
There are several forms of high-throughput protein analysis in use today, including mass spectrometry, traditional flow cytometry, and mass cytometry.

•
Mass spectrometry is an analytical chemistry technique that measures the mass-to-charge ratio in molecules using external electric and magnetic fields. Mass spectrometry techniques are limited to bulk samples and provide an understanding of global protein dynamics on a tissue or organism level, but does not alone enable researchers to analyze data at a single cell level.

•
Traditional flow cytometry utilizes a suspension of cells in a stream of fluid and passes them through an electronic detection apparatus to allow simultaneous multi-parameter analysis of the physical and chemical characteristics of up to thousands of cells per second. Although traditional flow cytometry technologies are high-throughput with single-cell analysis capabilities, a key limitation is the use of fluorescent dyes to label antibodies for detection. These fluorescent labels have emission spectra that typically overlap, making it challenging to optimize reagents to analyze many protein markers at once. In general, the number of protein targets for conventional flow cytometry is less than about 10 with significant reagent optimization often involved.

•
Mass cytometry is similar to traditional flow cytometry but is based primarily on antibodies using heavy metal isotope labels rather than fluorescent labels for detection of proteins, enabling the significant expansion of the number of parameters analyzed per individual cell versus conventional flow cytometry technologies. With high-throughput, single-cell analysis capabilities, and the ability to analyze more protein markers per individual cell, researchers have more granular information, which allows them to identify and characterize even finer subpopulations of cells.

Production Genomics
Production genomics includes applied markets that utilize biology in an industrial or applied setting and typically involves high-throughput repeat testing applications. Key production genomics customers include Ag-Bio companies, clinical laboratories, and biorepositories.
Agricultural Biotechnology. Ag-Bio applies scientific techniques, including genetic analysis techniques such as SNP genotyping and DNA sequencing, to study and improve desired characteristics in plants, animals, and microorganisms. Genetic analysis techniques have become increasingly useful in Ag-Bio applications, including wildlife population studies, agricultural quality control, and commercial genetic engineering and identification. Ag-Bio customers require systems that can quickly and accurately analyze a large number of samples, such as tissue from livestock populations or seeds from a production lot, in a high-throughput and cost-efficient manner.

Clinical Laboratories. Recent advances in genetic analysis technology are increasingly being used for clinical research applications. Techniques such as SNP genotyping, DNA sequencing, gene expression analysis, and other genetic correlation studies have been developed to identify disease susceptibility and to diagnose, classify, and monitor disease progression. Research relating to molecular diagnostic tests based on measuring these genetic markers have the potential to be much more accurate and robust than conventional diagnostics. Validating these research findings and translating them into clinically available tests often requires life science automation systems that are able to measure multiple biomarkers efficiently in a large number of patient samples.
Biorepositories. Advancements in biology have led to an increased dependence on biorepositories to store genetic material for future testing and analysis. Flaws in the identity and quality of biorepository specimens are costly and result in erroneous data. To ensure sample integrity, biorepositories require cost-effective, simple, and high-throughput techniques to identify DNA samples and ensure traceability throughout the banking and downstream analytical processes.

Products
We market innovative technologies and life-science tools, including analytical and preparatory systems for genomic and proteomic analysis, and consumables, including IFCs, assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Preparatory Instruments
C1 Single-Cell Auto Prep System	Sample preparation system that rapidly and reliably isolates, processes, and profiles individual cells for genomic analysis.
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome Sequencing, and Single-Cell Whole Genome DNA Sequencing

Access Array System
Sample preparation system that enables automated PCR-based target enrichment, barcoding, and tagging of targeted resequencing libraries and facilitates parallel amplification of up to 480 amplicons across 48 unique samples.
Targeted Resequencing with Next-Generation DNA Sequencing
Analytical Instruments
Biomark HD System	Real-time PCR analytical instrument for high-throughput gene expression analysis, single-cell targeted gene expression analysis, microRNA analysis, SNP genotyping, and digital PCR.	SNP Genotyping, Digital PCR, and Gene Expression, including Single-Cell Targeted Gene Expression
EP1 System	End-point PCR analytical instrument that performs high-throughput SNP genotyping and end-point digital PCR.	SNP Genotyping and Digital PCR
CyTOF 2 System	Mass cytometry instrument that performs high-parameter single-cell protein analysis by analyzing cells labeled with a panel of reagents conjugated to stable metal isotopes.	Single-Cell Protein Analysis

Product	Product Description	Applications
Integrated Fluidic Circuits (IFCs)
C1 IFCs
IFCs that capture and prepare individual cells for genomic analysis, and uses integrated thermal and pneumatic controls at nanoliter scale to perform all the steps of the single-cell genomic workflow without intervention; designed to maximize cell capture efficiency based on cell size (5-25 micron); available in three sizes per application.

Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome DNA Sequencing, and Single-Cell Whole Genome DNA Sequencing

Access Array IFC	IFC that facilitates parallel amplification, barcoding, and tagging of 48 unique samples and designed to enable recovery of reaction products from the IFC for sequencing.	Targeted Resequencing with Next-Generation DNA Sequencing
Dynamic Array IFCs
IFCs based on matrix architecture, allowing users to (i) individually assay up to 48 samples against up to 48 assays, (ii) individually assay up to 96 samples against up to 96 assays, or (iii) individually assay up to 192 samples against up to 24 assays.
Real-time qPCR, End-Point PCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression
Digital Array IFCs	IFCs based on partitioning architecture, allowing users to divide samples into up to 770 chambers in each of up to 48 panels for up to 36,960 reactions per IFC.	Digital PCR, Copy Number Variation and Mutation Detection
Flex Six IFC	IFC that incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs.	Gene Expression and SNP Genotyping
Assays and Reagents
Delta Gene and SNP Type Assays
Custom designed assays for specific nucleic acid regions of interest, providing optimized assays, content, and services to users of Biomark and EP1 systems at lower cost as compared to other commercially available chemistries.
Gene Expression, Single-Cell Targeted Gene Expression, and SNP Genotyping
Access Array Target-Specific Primers	Custom designed amplicon-library preparation assays for use with Access Array IFCs on the Access Array or Juno systems.	Targeted Resequencing with Next-Generation DNA Sequencing
Maxpar Reagents	Pre-conjugated metal-labeled antibodies for functional and phenotypic profiling of single cells, application specific panel kits, and reagents for custom antibody labeling and nucleic acid staining.	Single-Cell Protein Analysis

We have recently announced the following new products, which we expect will be commercially available in the near future (as indicated below):

Product	Product Description	Applications
Juno System and IFCs
System that automates the preparation of samples for genomic analysis.  The first application includes preparation of challenging and low-concentration DNA samples for SNP genotyping utilizing the Juno genotyping IFC and and incorporates preamplification and genotyping of up to 96 samples and 96 assays on a single IFC.  The system also automates PCR-based target enrichment, barcoding, and tagging of targeted resequencing libraries utilizing Access Array IFCs.  The Access Array IFCs, when used with the Juno system, facilitate parallel amplification of up to 5000 amplicons across up to 48 unique samples, or up to 2500 amplicons across up to 192 unique samples.

The Juno system and Juno IFC are expected to be commercially available in the first quarter of 2015.  Access Array IFCs for use with the Juno system are expected to be commercially available by end of 2015.

SNP Genotyping and Targeted Resequencing with Next-Generation DNA Sequencing
Callisto System and IFC	Integrated high-throughput system and IFC that enable automated cell culture and combinatorial dosing on a single device. Expected to be commercially available in mid-2015.	Stem Cell Reprogramming and Differentiation
Polaris System and IFC
System and IFC that incorporate cell selection, isolation, imaging, dosing, culture, and processing of single cells for downstream molecular biology and analysis techniques preparation into a single workflow.

Expected to be commercially available in mid-2015.
Functional Genomics Using Single-Cell mRNA Sequencing
High-Throughput C1 mRNA Sequencing IFC	IFC that enables sequencing transcriptomes of up to 800 single cells. Expected to be commercially available in mid-2015.	Single-Cell mRNA Sequencing

Our Technology
Multi-Layer Soft Lithography
Our IFCs are manufactured using multi-layer soft lithography technology, or MSL technology, to create valves, chambers, channels, and other fluidic components on our IFCs that allow nanoliter quantities of fluids to be precisely manipulated within the IFC. We have developed commercial manufacturing processes to fabricate valves, channels, vias, and chambers with dimensions in the ten to 100 micron range, at high density and with high yields.
Integrated Fluidic Circuits
Our IFCs incorporate several different types of technology that together enable us to use MSL technology to rapidly design and deploy new microfluidic applications. The first level of our IFC technology is a library of components that perform basic microfluidic functions, such as pumps, mixers, single-cell capture chambers, separation columns, control logic, and reaction chambers. The second level of our IFC technology comprises the architectures we have designed to exploit our ability to conduct thousands of reactions on a single IFC. The third level of our IFC technology involves the interaction of our IFCs with the actual laboratory environment. Our IFCs are built on specially designed input frames that are compatible with most commonly used laboratory systems.
Instrumentation and Software
We have developed instrumentation technology to load samples and reagents onto our IFCs and to control and monitor reactions within our IFCs. Our line of IFC controllers consists of commercial pneumatic components and both custom and commercial electronics. They apply precise control of multiple pressures to move fluid and control valve states in a microfluidic IFC.
Our Biomark HD system includes our custom thermal cycler, the FC1 cycler, and a sophisticated fluorescence imaging system. Our EP1 instrument is a fluorescence reader designed for end-point imaging, suitable for genotyping and digital PCR applications. Our C1 system combines the hardware elements of our IFC controllers and FC1 cycler with sophisticated scripting and protocol control software to enable automation of single-cell capture and preparation for subsequent analysis. Certain capabilities of the C1 system have been used to create our Juno system, which serves as a universal controller and cycler for our Dynamic Array IFCs. Our Callisto system integrates environmental regulation for long-term cell culture with the C1 control system. Our Polaris system combines the capabilities of all these instruments by incorporating thermal cycling, IFC control, environmental regulation, and imaging.
Our mass cytometry instrumentation technology includes a custom-designed inductively-coupled plasma ion source, ion-optical and vacuum systems, and instrument control electronics. With our CyTOF 2 system, individual cells are atomized, ionized, and extracted. A time-of-flight mass analyzer separates atomic ions of different mass-to-charge ratios, providing information on temporal distribution of ions.
We have also developed specialized software to manage and analyze the unusually large amounts of data produced by our systems. Our bioinformatic toolset, the Singular software, facilitates the analysis and visualization of single-cell gene expression data. More recently, we extended the scope of the toolset to include DNA analysis tools. We also developed the C1 Script Builder software to enable customers to take full advantage of the flexibility of C1 IFC architecture by allowing them to program their own control scripts for the C1 system. We offer Fluidigm Cytobank, our cloud-based platform of analytical tools, for use with the CyTOF 2 systems.
Assays and Reagents
Our Delta Gene and SNP Type assay products consist of assay design and custom content delivery systems for gene expression and genotyping, respectively. These offerings provide low-cost alternatives to chemistries such as TaqMan, and allow customers to use IFCs in more flexible ways. PCR assay reagents need to be specific to the gene targets of interest but the process of designing a set of assays may delay the implementation experiments or require the use of expensive pre-designed assays. We have developed a process to provide customers with validated assays for their targets of interest.
We also manufacture metal-conjugated antibodies for use with our CyTOF 2 system to allow detection of up to approximately 37 protein targets simultaneously in a single cell. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.
Sales and Marketing
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our sales and marketing efforts are targeted at laboratory directors and principal investigators at leading companies and academic institutions who need reliable life science automation solutions or enabling new single-cell biology technologies for research or commercial purposes.
Our sales process often involves numerous interactions and demonstrations with multiple people within an organization. Some potential customers conduct in-depth evaluations of the system, including running experiments on our system and competing systems. In addition, in most countries, sales to academic or governmental institutions require participation in a tender process involving preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our customers, our sales cycle, the time from initial contact with a customer to our receipt of a purchase order, can often be 12 months or longer.
As of December 31, 2014, we had 154 people employed in sales, technical support, and marketing, including 71 sales representatives and applications specialists located in the field. We intend to significantly expand our sales, support, and marketing efforts in the future.
Customers
We have sold our instruments to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. No single customer represented more than 10% of our total revenue for 2014, 2013, or 2012.
Manufacturing
Our microfluidic systems and instrumentation for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Singapore. Our proteomics analytical instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture IFCs for research and development, assays, and reagents at our facilities in South San Francisco, California.
We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our Biomark system, specialized pneumatic and electronic components for our C1 system, the electron multiplier detector included in, and the nickel sampler cone and certain metal isotopes used with, our CyTOF 2 system, and certain raw materials for our Delta Gene and SNP Type assays and Access Array Target-Specific primers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
Research and Development
We have assembled experienced research and development teams at our South San Francisco, California, Markham, Ontario, Canada, and Singapore locations with the scientific, engineering, software, bioinformatic, and process talent that we believe is required to grow our business.
The largest component of our current research and development effort is in the areas of new products and new applications. For example, we have developed a first generation prototype imaging mass cytometer to provide spatial resolution of protein expression in samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of more than 30 proteins. We also invest significantly in research and development efforts to expand our single-cell biology and production genomics applications. For example, we have developed our Singular bioinformatics tools for analyzing and visualizing single-cell gene expression data; our C1 Open App Program, which enables researchers to develop and share new single-cell applications on the C1 system; and our single-cell whole exome, single-cell whole genome, and announced high-throughput single-cell mRNA sequencing workflows for use with our C1 system.
The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing cost, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.
Our research and development expenses were $43.4 million, $20.0 million, and $16.6 million in 2014, 2013, and 2012, respectively. As of December 31, 2014, 113 of our employees were engaged in research and development activities.
Competition
The life science research and applied markets are highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. We believe that the principal competitive factors in our target markets include cost of capital equipment and supplies; reputation among customers; innovation in product offerings; flexibility and ease of use; accuracy and reproducibility of results; and compatibility with existing laboratory processes, tools, and methods.
We compete with both established and development stage life science companies that design, manufacture, and market instruments for gene expression analysis, genotyping, other nucleic acid detection, protein expression analysis, and additional applications. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets. Many of our competitors enjoy several competitive advantages over us, including significantly greater name recognition; greater financial and human resources; broader product lines and product packages; larger sales forces and eCommerce channels; larger and more geographically dispersed customer support organization; substantial intellectual property portfolios; larger and more established customer bases and relationships; greater resources dedicated to marketing efforts; better established and larger scale manufacturing capability; and greater resources and longer experience in research and development. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
To successfully compete with existing products and future technologies, we need to demonstrate to potential customers that the cost savings and performance of our technologies and products, as well as our customer support capabilities, are superior to those of our competitors. To differentiate our company from other, larger enterprises, we need to introduce new and innovative offerings regularly and maintain a well-staffed commercial team “in the field” to successfully communicate the advantages of our products and overcome potential obstacles to acceptance of our products. In addition, ongoing collaborations and partnerships with key opinion leaders are desirable to demonstrate both innovation and applicability of our products.
Single-Cell Genomics Collaborations
In May 2012, in collaboration with the Broad Institute, we announced the launch of the Single-Cell Genomics initiative, or SCGi, a research center dedicated to accelerating the development of research methods and discoveries in mammalian single-cell genomics. The SCGi facilitates collaborative development by single-cell genomics researchers of novel single-cell, microfluidic approaches for gene expression profiling, RNA/DNA sequencing, and epigenetic analysis, and to develop and disseminate new application workflows, reagents, bioinformatics tools, and data sets to the greater scientific community. The SCGi is located at the Broad Institute in Cambridge, Massachusetts, and features a complete suite of our single-cell tools, protocols, and technologies, most notably the C1 and Biomark HD systems.
In December 2012, in collaboration with the Genome Institute of Singapore, or GIS, an institute under the umbrella of the Agency for Science, Technology and Research, we announced the establishment of the Single-Cell ‘Omics Center, or SCOC, the first research center in Asia exclusively dedicated to accelerating the understanding of how individual cells work, and how diagnosis and treatment might be enhanced through insight derived from single cells. The SCOC provides integrated analytics for single-cell genomic applications to the region’s single-cell genomics researchers. The SCOC is located in dedicated laboratory space at GIS facilities in Biopolis, Singapore, and features the full capabilities of our C1 and Biomark HD systems for single-cell targeted gene expression analytics and validation.
In December 2014, we announced a collaboration with the Wellcome Trust Sanger Institute - European Bioinformatics Institute Single-Cell Genomics Centre, or SCGC, located on the Wellcome Trust Genome Campus. The SCGC will work with our onsite senior staff to ensure that the SCGC has early access to the latest equipment, workflows, and methods for single-cell genomics and proteomics research. In addition to technology advancements, the collaboration is expected to make single-cell research more accessible to the greater research community by developing and disseminating new workflows, bioinformatics tools, and data sets. The SCGC features our C1 and Biomark HD systems and has access to our CyTOF technology.
Intellectual Property
Patents
We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2014, we owned or licensed over 440 patents and we had approximately 260 pending patent applications worldwide. Our patents have expiration dates ranging from 2016 to 2032.
License Agreements
We have entered into licenses for technologies from various companies and academic institutions.
Microfluidic Technologies. Our core microfluidics technology originated at the California Institute of Technology, or Caltech, in the laboratory of Professor Stephen Quake, who is a co-founder of Fluidigm. We license microfluidics technology from Caltech, Harvard University, and Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company, referred to as Caliper.

•
We exclusively license from Caltech relevant patent filings relating to developed technologies that enabled the production of specialized valves and pumps capable of controlling fluid flow at nanoliter volumes. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country. The U.S. issued patents we have licensed from Caltech expire between 2017 and 2030.

•
We have entered into a co-exclusive license agreement with Harvard University for the license of relevant patent filings relating to microfluidic technology. The license agreement will terminate with the last-to-expire of the licensed patents. The U.S. issued patents we have licensed from Harvard University expire between 2019 and 2027.

•
In May 2011, we entered into a license agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company, referred to as Caliper, to license Caliper’s existing patent portfolio in certain fields. The license agreement will terminate with the last-to-expire of the licensed patents. As later amended, the license agreement provides for certain royalty payments until mid-2018 for our existing products at the time of amendment and their future equivalents.

Instrumentation and Digital PCR. On June 30, 2011, we settled litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its Applied Biosystems, LLC subsidiary, referred to as Life. The agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from Caltech. In July 2011, pursuant to the terms of the agreements, we paid Life $2.0 million in connection with our exercise of an option to preclude Life from initiating litigation under its patents existing as of June 30, 2011 against our customers for two years and against our company, with respect to our current products and equivalent future products, for four years, subject to certain exceptions. The license agreement will terminate with the last-to-expire of the licensed patents, which is expected to be in 2028.
Mass Cytometry. We pay royalties on the CyTOF 2 mass cytometer and certain associated reagents under a license agreement with PerkinElmer Health Sciences, Inc., or PerkinElmer. Under the PerkinElmer license agreement, we received an exclusive, royalty bearing, worldwide license to certain patents that are now owned by PerkinElmer in the field of ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith, and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. The PerkinElmer license agreement does not grant us any right, and we do not have any right, to bring enforcement actions with respect to the patents licensed from PerkinElmer. In addition, PerkinElmer may generally terminate the license agreement for uncured material breaches under the agreement. Any such termination could prevent us from manufacturing and selling our products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. While we do not believe that our acquisition of Fluidigm Canada (formerly DVS Sciences Inc.), which originally licensed the intellectual property on which the CyTOF system is based, triggered any consent rights on behalf of PerkinElmer for us to continue to rely on the license, the question is not free from doubt, and PerkinElmer could contend that the failure to obtain its consent constituted a breach or default under the license agreement or require the negotiation of a new license. In particular, in May 2014, we received a written notice of PerkinElmer’s position that the license agreement between Fluidigm Canada and PerkinElmer requires, as a result of the acquisition, that PerkinElmer consent to negotiate a commercially reasonable license to Fluidigm. We have contacted PerkinElmer in an attempt to initiate negotiations regarding the license agreement and we are evaluating strategies and appropriate actions relating to our interests in the licensed intellectual property.
Any loss, termination, or adverse modification of the licensed intellectual property rights described above or other licensed intellectual property rights could have a material adverse effect on our business, operating results, and financial condition. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
Other
In addition to pursuing patents and licenses on key technologies, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners, and, when needed, our advisors.
Government Regulation
Our products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences and clinical laboratories that conduct research, and pharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only. Accordingly, they are subject only to limited, specific regulation with respect to labeling by the U.S. Food and Drug Administration, or FDA. In particular, while FDA regulations require that research use only products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” or RUO products, the regulations do not subject such products to the FDA’s broader pre- and post-market controls for medical devices.
In November 2013, the FDA issued a final guidance document stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by the FDA under premarket and postmarket control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FFDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications, or PMAs, have not been required by the FDA. This process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
In some cases, our customers or collaborators may use our RUO products in their own laboratory-developed tests, or LDTs, or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The guidance documents, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.
We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or prior pre-market approval. We would need to continue to invest significant time and other resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
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
Environmental Matters
We are subject to many federal, state, local, and foreign environmental regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries may become subject to RoHS and WEEE requirements. If we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.

Additionally, our research and development and manufacturing processes involve the controlled use of hazardous materials, including flammables, toxics, corrosives, and biologics. Our research and manufacturing operations produce hazardous biological and chemical waste products. We seek to comply with applicable laws regarding the handling and disposal of such materials. The volume of such materials used or generated at our facilities is small. However, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages, and suspension of our operations.
Geographic Information
During the last three years, a majority of our revenue was generated within the United States and Europe and a majority of our long-lived assets are located within the United States and Singapore. Product revenue received from customers outside the United States totaled $56.8 million, or 49% of our total product revenue, in 2014, compared to $33.9 million, or 48% of our total product revenue, in 2013, and $24.2 million, or 47% of our total product revenue, in 2012. Please see Note 13 to our audited consolidated financial statements for additional information for geographic areas.
Seasonality
In 2010, 2011, and 2012, our product revenue was higher in the fourth quarter of the year than in the first quarter of the next year reflecting numerous factors, including, among others, seasonal variations in customer operations and customer budget and capital spending cycles. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, we expect the historical trend to resume in 2015.
Raw Materials
Certain raw materials used in our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources. Additionally, certain metals used in our Maxpar reagents are available from a sole source. Currently, we do not have supply agreements with these suppliers. While we generally attempt to keep our inventory at minimal levels, we purchase incremental inventory as circumstances warrant to protect our supply chain.
Employees
As of December 31, 2014, we had 474 employees, of which 113 work in research and development, 75 work in general and administrative, 132 work in manufacturing, and 154 work in sales, technical support, and marketing. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics, and corporate governance principles, is also available on our investor relations page of our website located at http://investors.fluidigm.com/corporate-governance.cfm.
In addition to SEC filings, press releases, public conference calls, and webcasts, we use our website (www.fluidigm.com), corporate Twitter account (@Fluidigm), Facebook page (https://www.facebook.com/Fluidigm), and LinkedIn page (https://www.linkedin.com/company/fluidigm-corporation) as channels of distribution of information about our company, our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters. It is possible that the information we post on our website and through these social media accounts could be deemed material information. We may use these channels to comply with our disclosure obligations under Regulation FD. Therefore, investors should monitor our website and our social media accounts in addition to following our press releases, SEC filings, public conference calls, and webcasts.

The contents of our website and the information we post through social media are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any references to our websites are intended to be inactive textual references only.
Executive Officers
The following table sets forth the names, ages (as of February 10, 2015) and positions of our executive officers:

Name	Age	Position
Gajus V. Worthington	45	President, Chief Executive Officer, and Director
Vikram Jog	58	Chief Financial Officer
Robert C. Jones	60	Executive Vice President, Research and Development
William M. Smith	63	Executive Vice President, Legal Affairs, General Counsel, and Secretary
Fredric Walder	57	Chief Operating Officer
Mai Chan (Grace) Yow	56	Executive Vice President, Worldwide Manufacturing and Managing Director of Fluidigm Singapore Pte. Ltd.
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
Risks Related to Fluidigm’s Business and Strategy

Market opportunities may not develop as quickly as we expect, limiting our ability to successfully sell our products, or our product development and strategic plans may change and our entry into certain markets may be delayed, if it occurs at all.

The application of our technologies to single-cell biology (across genomics and proteomics) and production genomics applications are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. For example, we launched our Polaris system in February 2015 (with shipment expected in mid-2015), which applies our technology to, among other things, improve single-cell analytic workflow for single-cell genomics by incorporating cell selection, isolation, dose, culture, and molecular preparation into a single workflow. The future growth of the single-cell biology market and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. If the market for single-cell biology and production genomics do not develop as we expect, our business may be adversely affected. Additionally, our success in these markets may depend to a large extent on our ability to successfully sell products using our technologies. If we are not able to successfully market and sell our products, or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into these markets.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. For example, in 2011 and 2012, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, we expect the historical trend to resume in 2015. In addition, revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. The variability in our quarterly results of operations, including revenue from sales of our instruments relative to our consumables, may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our quarter-to-quarter financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $52.8 million, $16.5 million, and $19.0 million during the years 2014, 2013, and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $310.2 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.

As of December 31, 2014, we had approximately $208.2 million of net intangible assets, net of amortization, and goodwill. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.

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

We are dependent on single and sole source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.

We rely on single and sole source suppliers for certain components and materials used in our products. Additionally, several of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long term contracts with our suppliers of these components and materials or our assembly service providers. The loss of a single or sole source supplier of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply, if at all:

•
The IFCs used in our microfluidic systems are fabricated using a specialized polymer, and other specialized materials, that are available from a limited number of sources. In the past, we have encountered quality issues that have reduced our manufacturing yield or required the use of additional manufacturing processes.

•	Specialized pneumatic and electronic components for our C1 system are available from a limited number of sources.

•	The electron multiplier detector included in the CyTOF system and certain metal isotopes used with the CyTOF system are purchased from sole source suppliers.

•	The nickel sampler cone used with the CyTOF system is purchased from single source suppliers and is available from a limited number of sources.

•	The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.

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

Our customer base is primarily composed of academic institutions, clinical laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications require substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

The life science research and applied markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.

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

We are subject to many federal, state, local, and foreign regulations relating to various aspects of our business operations. Governmental entities at all levels are continuously enacting new regulations, and it is difficult to identify all applicable regulations and anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with applicable regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries may become subject to RoHS and WEEE requirements. These and similar regulations that have been or are in the process of being enacted in other countries may require us to redesign our products, use different types of materials in certain components, or source alternative components to ensure compliance with applicable standards, and may reduce the availability of parts and components used in our products by negatively impacting our suppliers’ ability to source parts and components in a timely and cost-effective manner. Any such redesigns, required use of alternative materials, or limited availability of parts and components used in our products may detrimentally impact the performance of our products, add greater testing lead times for product introductions, reduce our product margins, or limit the markets for our products, and if we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. Any of the foregoing could adversely affect our business, financial condition, or results of operations.

If we are unable to recruit and retain key executives, scientists, and technical support personnel, we may be unable to achieve our goals. We may have difficulty attracting, motivating, and retaining executives and other key employees in light of our recent acquisition.

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

The loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

Additionally, as a result of the acquisition, key Fluidigm Sciences employees became entitled to receive a portion of the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. In particular, we have identified several key Fluidigm Sciences employees, including key scientific and technical employees, who have been important to the development of Fluidigm Sciences’ products and technologies, and we have implemented employment compensation arrangements in connection with the acquisition to ensure these individuals’ continued employment with us. We cannot provide assurances that these arrangements will sufficiently incentivize these key employees to remain with us. If these key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition.

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

During the years 2014, 2013, and 2012, approximately 49%, 48%, and 47%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the years ended December 31, 2014 and 2013, we experienced foreign currency losses of $1.1 million and $0.5 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

We are subject to risks related to taxation in multiple jurisdictions.

We are subject to income taxes in both the United States and certain foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. For example, we have made certain interpretations of existing tax laws or regulations based upon the operations of our business internationally and we have implemented intercompany agreements based upon these interpretations and related transfer pricing analyses. If the U.S. Internal Revenue Service or other taxing authorities disagree with the positions, our effective income tax rate could be adversely affected and we could have additional tax liability, including interest and penalties. Our effective income tax rate could also be adversely affected by changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Payment of additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we continue to evaluate our need for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, or NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks associated with a company-wide implementation of an enterprise resource planning, or ERP, system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement the ERP system as planned or if the system does not operate as intended, our business, results of operations, and internal controls over financial reporting may be adversely affected.

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

We license certain intellectual property rights covering our mass cytometry products under agreements with several third parties. Termination of or disputes relating to any of these license agreements would have a material adverse effect on our business, operating results, and financial condition and could result in our inability to sell our mass cytometry products.

The intellectual property rights covering our mass cytometry products depend in substantial part on license agreements with third parties, in particular MDS, Inc., or MDS, and also with other third parties such as Nodality, Inc., or Nodality. The licensed intellectual property rights of MDS as well as MDS’s rights and obligations under the license agreement between Fluidigm Canada Inc., or Fluidigm Canada, an Ontario corporation and wholly-owned subsidiary of Fluidigm Sciences, and MDS were subsequently assigned to and are now held by PerkinElmer Health Sciences, Inc., or PerkinElmer. Under the PerkinElmer license agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents that are now owned by PerkinElmer in the field of ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith, and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. Fluidigm Canada was also party to an interim license agreement, now expired, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. Fluidigm Canada and Nodality are currently in negotiations with respect to reinstating the license agreement and we cannot provide assurances that we will be able to reinstate or secure a new license agreement on acceptable terms, if at all. In addition, we are party to additional in-license agreements with parties such as Stanford University that relate to significant intellectual property rights, and our business and product development plans anticipate and will substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase.

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

In addition, Fluidigm Sciences’ licensors may generally terminate the applicable license agreement for uncured material breaches or if Fluidigm Sciences becomes insolvent, makes an assignment for the benefit of creditors, or has a petition in bankruptcy filed against it. Termination of material license agreements for any reason, including as a result of failure to obtain a required consent to assignment or as a result of an inability to negotiate a new or extended license where required, would result in a material loss of rights by us and would be expected to have a material adverse effect on our business, operating results, and financial condition. In particular, any such termination could prevent us from manufacturing and selling our products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. While we do not believe that any existing material in-license agreements require the consent of the licensor in order for us to rely on these licenses, the question is not free from doubt, and one or more of our licensors could contend that the failure to obtain their consent constituted a breach or default under the applicable license agreement or require the negotiation of a new license. In particular, in May 2014, we received a written notice of PerkinElmer’s position that the license agreement between Fluidigm Canada and PerkinElmer requires, as a result of the acquisition, that PerkinElmer consent to negotiate a commercially reasonable license to Fluidigm. We have contacted PerkinElmer in an attempt to initiate negotiations regarding the license agreement and we are evaluating strategies and appropriate actions relating to our interests in the licensed intellectual property.

In the case of a dispute over these or other terms of the applicable license agreements, including with respect to the license with PerkinElmer, we cannot provide assurances that we will be able to negotiate a new or amended license on commercially reasonable terms, if at all. Our potential dispute with PerkinElmer as well as any other disputes between us and one of Fluidigm Sciences’ existing licensors concerning the terms or conditions of the applicable license agreement could result, among other risks, in substantial management distraction; increased expenses associated with litigation or efforts to resolve disputes; substantial customer uncertainty concerning the direction of our proteomics product line; potential infringement claims against us and/or our customers, which could include efforts by a licensor to enjoin sales of our products; customer requests for indemnification by Fluidigm; and, in the event of an adverse determination, our inability to operate our business as currently operated. Any of these factors would be expected to have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in our stock price.

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

We are subject to certain obligations and restrictions relating to technologies developed in cooperation with Canadian government agencies.

Some of our Canadian research and development is funded in part through government grants and by government agencies. The intellectual property developed through these projects is subject to rights and restrictions in favor of government agencies and Canadians generally. In most cases the government agency retains the right to use intellectual property developed through the project for non-commercial purposes and to publish the results of research conducted in connection with the project. This may increase the risk of public disclosure of information relating to our intellectual property, including confidential information, and may reduce its competitive advantage in commercializing intellectual property developed through these projects. In certain projects, we have also agreed to use commercially reasonable efforts to commercialize intellectual property in Canada, or more specifically in the province of Ontario, for the economic benefit of Canada and the province of Ontario. These restrictions will limit our choice of business and manufacturing locations, business partners and corporate structure and may, in certain circumstances, restrict our ability to achieve maximum profitability and cost efficiency from the intellectual property generated by these projects. In one instance, a dispute with the applicable government funded entity may require mediation, which could lead to unanticipated delays in our commercialization efforts to that project. One of our Canadian government funded projects is also subject to certain limited “march-in” rights in favor of the government of the Province of Ontario, under which we may be required to grant a license to our intellectual property, including background intellectual property developed outside the scope of the project, to a responsible applicant on reasonable terms in circumstances where the government determines that such a license is necessary in order to alleviate emergency or extraordinary health or safety needs or for public use. In addition, we must provide reasonable assistance to the government in obtaining similar licenses from third parties required in connection with the use of its intellectual property. Instances in which the government of the Province of Ontario has exercised similar “march-in” rights are rare; however, the exercise of such rights could materially adversely affect our business, operations and financial condition.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers or other institutions or third parties with whom such employees may have been previously affiliated.

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. Although no claims against us are currently pending, we have in the past received notices from third parties alleging potential disclosures of confidential information. We may become subject to claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
Risks Related to Our Common Stock

Our stock price may fluctuate significantly, particularly if holders of substantial amounts of our stock attempt to sell, and holders may have difficulty selling their shares based on current trading volumes of our stock. In addition, numerous other factors could result in substantial volatility in the trading price of our stock.

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2014, we had 28,341,478 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 63% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of December 31, 2014, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 64% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 70,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. The leases for approximately 42,000 square feet of manufacturing and office space at our facility in Singapore will expire in June 2022. Additionally, we lease office, laboratory, and manufacturing space in Markham, Ontario, Canada and Sunnyvale, California under leases that expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease; however, we currently intend to relocate our Canada operations to a new facility in the Ontario, Canada area during 2015. As of December 31, 2014, we also leased office space in Japan, China, and France, with various expiration dates through March 2016. We believe that our existing office, laboratory, and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current needs through 2016. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS
We are not currently engaged in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock; Dividends
Our common stock began trading on the NASDAQ Global Select Market under the symbol “FLDM” on February 10, 2011. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2014	High	Low
First Quarter	$48.89	$36.70
Second Quarter	$45.72	$25.46
Third Quarter	$32.08	$24.50
Fourth Quarter	$33.73	$22.06

Year ended December 31, 2013	High	Low
First Quarter	$19.38	$14.27
Second Quarter	$19.04	$16.00
Third Quarter	$23.26	$16.59
Fourth Quarter	$39.37	$21.55
We had approximately 112 stockholders of record as of February 10, 2015; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

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
The following graph shows a comparison from February 10, 2011 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of cumulative total return for our common stock, the NASDAQ Composite Total Return Index, and the ICB Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index, and the ICB Medical Equipment assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fluidigm Corporation, NASDAQ
Composite Total Return Index and ICB Medical Device Index
DOLLARS
350
300
250
200
150
100
50
2.10.11
6.30.11
12.30.11
6.29.12
12.31.12
6.28.13
12.31.13
6.30.14
12.31.14
FLUIDIGM
NASDAQ Composite Total Return
ICB Medical Device

Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and consolidated balance sheet data as of December 31, 2014 and 2013 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended December 31, 2011 and December 31, 2010 and the consolidated balance sheet data as of December 31, 2012, December 31, 2011, and December 31, 2010 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$116,456	$71,183	$52,334	$42,865	$33,560
Loss from operations	(51,836)	(18,653)	(18,071)	(18,566)	(14,573)
Net loss	(52,830)	(16,526)	(19,024)	(32,370)	(16,902)
Net loss per share, basic and diluted	(1.90)	(0.65)	(0.86)	(1.81)	(8.94)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$142,800	$86,286	$83,677	$54,967	$5,723
Working capital (1)	133,440	89,354	91,500	51,873	3,705
Total assets	407,559	116,915	113,732	79,326	24,801
Total long-term debt	195,455	—	—	10,138	14,700
Convertible preferred stock	—	—	—	—	184,550
Total stockholders’ equity (deficit)	150,419	96,414	100,657	56,897	(189,167)

(1) Working capital excludes deferred revenue, current portion

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
Overview
We create, manufacture, and market innovative technologies and life-science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents, to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies.
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our genomic instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are fabricated at our Singapore facility. Our proteomics analytical instruments are manufactured at our facility in Canada. We also manufacture IFCs for research and development, assays, and reagents at our facilities in South San Francisco, California.
On February 13, 2014, we completed our acquisition of DVS Sciences, Inc. or DVS, for $199.9 million.
Our total revenue grew from $52.3 million in 2012 to $116.5 million in 2014. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2014, our accumulated deficit was $310.2 million.
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
Certain of our sales contracts involve the delivery of multiple products or services within contractually binding arrangements. Multiple-deliverable sales transactions typically consist of the sale and delivery of one or more instruments and consumables together with one or more of our installation, training and/or customer support services. Significant judgment is sometimes required to determine the appropriate accounting for such arrangements, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the related sales price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized.
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
We have entered into license agreements with third parties that generally provide us with up-front and periodic milestone payments. Revenue from license agreements is generally recognized when received, upfront payments are generally recognized over the term of the underlying agreement and milestone payments are generally recognized based upon the achievement of the milestones as defined in the agreement.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments, including stock options and restricted stock units, based on the grant date fair value of the award. The fair value of options on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require significant judgment. Stock-based compensation cost for restricted stock units granted to employees is measured based on the closing fair market value of our common stock on the date of grant.
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
We estimate our forfeiture rate based on an analysis of our actual forfeitures and we will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant during 2014, 2013, and 2012. We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.
Also required to compute the fair value calculation of options is the fair value of the underlying common stock. We grant stock options at exercise prices not less than the fair value of our common stock at the date of grant. Prior to our IPO, our board of directors obtained contemporaneous valuations from an unrelated third-party valuation firm to determine the estimated fair value of common stock. There is inherent uncertainty in these estimates and if we or the valuation firm had made different assumptions, the amount of our stock-based compensation expense, net loss, and net loss per share amounts could have been significantly different. Following the completion of our IPO in February 2011, the fair value of options granted is based on the closing price of our common stock on the date of grant as quoted on the NASDAQ Global Select Market.
Historically, certain of our stock options were granted to officers with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones affected the timing of expense recognition since we recognize compensation expense only for the portion of stock options that are expected to vest.
We recorded stock-based compensation of $20.9 million, $6.4 million, and $4.1 million during 2014, 2013, and 2012, respectively. As of December 31, 2014, we have $29.8 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.8 years.
Income Taxes
We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Our provision for income taxes generally consists of tax expense/benefit related to current period earnings/losses. As part of the process of preparing our consolidated financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, including historical operating results in each jurisdiction, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. These deferred tax assets primarily consist of net operating loss carryforwards, research and development tax credits, and stock-based compensation. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. Our deferred tax liabilities primarily consist of book and tax basis differences in fixed assets and acquired identifiable intangible assets. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.

We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions will be reflected in the income tax provision.
We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014 because such earnings are intended to be indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, we believe there will be no material U.S. federal and state income tax liability as there are sufficient amount of tax losses or other attributes. Undistributed earnings of our foreign subsidiaries amounted to approximately $0.8 million, as of December 31, 2014. If these earning were to be repatriated, approximately $30,000 of withholding taxes may be due. However, since such subsidiaries’ earnings are permanently reinvested, no related deferred tax liabilities were accrued as of December 31, 2014.
Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allowed a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period subject to the achievement of certain milestones. We have not benefited from the tax exemption through December 31, 2014. Per discussions with the Singapore government, we expect our tax incentives under the Pioneer Tax Status to be terminated, effective as of December, 31, 2014. Effective January 1, 2015, we obtained a Development and Expansion Incentive from the Singapore government, which provides a reduced tax rate for qualifying income in Singapore through 2019, if certain milestones are met.
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
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying values. If the fair values of our reporting unit exceeds the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting unit, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded.
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

Results of Operations
The following table presents our historical consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012, and as a percentage of total revenue for the respective years ($ in thousands):

	Year Ended December 31,
	2014	2014	2013	2013	2012	2012
Revenue:
Total revenue	$116,456	100%	$71,183	100%	$52,334	100%
Costs and expenses:
Cost of product revenue	42,849	37	20,204	29	15,325	29
Research and development	43,423	37	19,953	28	16,602	32
Selling, general and administrative	71,324	62	48,412	68	38,478	74
Litigation settlement	—	—	1,267	1	—	—
Acquisition-related expenses	10,696	9	—	—	—	—
Total costs and expenses	168,292	145	89,836	126	70,405	135
Loss from operations	(51,836)	(45)	(18,653)	(26)	(18,071)	(35)
Interest expense	(5,344)	(4)	(14)	—	(628)	(1)
Gain from sale of investment in Verinata	332	1	1,777	2	—	—
Other income (expense), net	(857)	(1)	501	1	(189)	—
Loss before income taxes	(57,705)	(49)	(16,389)	(23)	(18,888)	(36)
Benefit from (provision for) income taxes	4,875	4	(137)	—	(136)	—
Net loss	$(52,830)	(45)	$(16,526)	(23)	$(19,024)	(36)
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue:
Instruments	$69,077	$41,053	$29,152
Consumables	46,838	29,145	22,336
Product revenue	115,915	70,198	51,488
License revenue	323	327	185
Grant revenue	218	658	661
Total revenue	$116,456	$71,183	$52,334
The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Year Ended December 31,
	2014		2013		2012
United States	$59,133	51%	$36,308	52%	$27,325	53%
Europe	33,045	29%	18,472	26%	13,086	26%
Asia Pacific	12,878	11%	6,564	9%	6,321	12%
Japan	6,932	6%	6,639	10%	3,840	7%
Other	3,927	3%	2,215	3%	916	2%
Total	$115,915	100%	$70,198	100%	$51,488	100%

Our license and grant revenue is primarily generated in the United States.
Our customers include academic research institutions, clinical laboratories, pharmaceutical, biotechnology and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 15%, 18%, and 17% of revenue in 2014, 2013, and 2012, respectively.
Comparison of the Years Ended December 31, 2014 and December 31, 2013
Total Revenue
Total revenue increased by $45.3 million, or 64%, to $116.5 million for 2014, compared to $71.2 million for 2013 primarily due to an overall growth in our business, including revenue growth for both instruments and consumables. Revenue from the sale of CyTOF 2 systems and related consumables following our acquisition of DVS Sciences, Inc., or DVS, in February 2014, contributed $20.7 million to total revenue in 2014. This growth in revenues was impacted by generally unfavorable foreign exchange rate trends for the year 2014 and in particular during the fourth quarter of 2014. This had an unfavorable impact on revenues of approximately 3% during the fourth quarter of 2014. We expect this trend of unfavorable exchange rates to continue to have a negative impact on our revenues during 2015.
Product Revenue
Product revenue increased by $45.7 million, or 65%, to $115.9 million for 2014, compared to $70.2 million for 2013.
Instrument revenue increased by $28.0 million, or 68%, primarily driven by sales of our CyTOF 2 systems which we commenced selling upon the acquisition of DVS Sciences, Inc. or DVS, and net increases in unit sales of our preparatory systems, which include the C1 Single-Cell Auto Prep system, and to a lesser extent, net increases in unit sales of our analytical systems. Higher sales of service offerings, including service related to CyTOF 2 systems, also contributed to the increase in instrument revenue. Instrument revenue growth, excluding contribution from the acquired CyTOF 2 system, was 30% for 2014 compared to 2013.
Consumables revenue increased by $17.7 million, or 61%, primarily due to growth in overall IFC unit volume, driven mainly by increased sales to production genomics customers, and to a lesser extent, contribution from the acquired antibody consumables sales and increased sales to other genomics customers. Consumables revenue growth, excluding revenue attributable to the acquired operations of DVS, was 44% for 2014 compared to 2013. Annualized IFC pull-through for our genomics analytical and preparatory systems was within our historical range of $40,000 to $50,000 per system and $10,000 to $15,000 per system, respectively. Annualized consumables pull-through for our proteomics analytical systems was above its historical range of $50,000 to $70,000 per system. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Grant and License Revenue
Grant revenue consists of a grant from the California Institute for Regenerative Medicine (CIRM). Grant revenue was $0.2 million and $0.7 million in 2014 and 2013, respectively. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period, which ended in April 2014. The CIRM grant revenue was recognized as the related research and development services were performed and costs associated with the grants were recognized as research and development expense during the period incurred.
License revenue was $0.3 million in both 2014 and 2013.

Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Cost of product revenue	$42,849	$20,204
Product margin	63%	71%
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
Cost of product revenue increased by $22.6 million, or 112%, to $42.8 million for 2014 from $20.2 million for 2013. Cost of product revenue for 2014 includes $10.7 million of amortization of acquired intangible assets and inventory fair-value write-up resulting from our acquisition of DVS with no corresponding charges in 2013. Cost of product revenue as a percentage of related revenue was 37% (including 9 percentage points related primarily to amortization of acquired intangible assets and inventory fair-value write-up) and 29% for 2014 and 2013, respectively.
Excluding the impact of the acquisition-related costs, overall product margins improved by one percentage point as the product margins for both our instruments and consumables increased, offset by a shift in the sales mix from consumables to instruments, which have comparatively lower product margins.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Research and development	$43,423	$19,953
Selling, general and administrative	71,324	48,412
Litigation settlement	—	1,267
Acquisition-related expenses	$10,696	$—
Total operating expenses	$125,443	$69,632
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
Research and development expense was $43.4 million for 2014, an increase of $23.5 million, or 118%, compared to $20.0 million for 2013. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $15.5 million, an increase in lab supplies and equipment costs of $5.1 million, increase in facilities-related expense of $1.7 million, and an increase in outside services of $1.1 million. These increased costs were primarily driven by the acquisition of DVS and in support of our development and commercialization of new and existing products and services.
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

Selling, general and administrative expense increased $22.9 million, or 47%, to $71.3 million for 2014, compared to $48.4 million for 2013. The increase was primarily attributable to higher headcount and other compensation-related costs of $13.2 million, increases in legal, accounting and other professional services of $5.6 million, trade shows and other marketing expenses of $2.2 million, integration expenses of $1.3 million, and other expenses of $0.6 million. These increases were primarily driven by the acquisition of DVS, the expansion of worldwide commercial capabilities and, to a lesser extent, general and administrative expense to support our growth. We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
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

Acquisition-Related Expenses
Acquisition-related expenses were $10.7 million for 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees.
Interest Expense and Other Income and Expense, Net
The following table presents these items for each period presented (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Interest expense	$(5,344)	$(14)
Gain from sale of investment in Verinata	332	1,777
Other income (expense), net	(857)	501
Total	$(5,869)	$2,264

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.
Interest expense increased to $5.3 million for 2014, compared to $14,000 for 2013 due to interest expense under the terms of the Notes, which were issued in the first quarter of 2014, and amortization of debt discount related to the Notes.
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata, resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds. During 2014, we received cash proceeds of $0.3 million from the escrow account related to Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the accompanying consolidated statements of operations for the year ended December 31, 2014.
Other expense, net increased by $1.4 million for the year ended December 31, 2014 compared to other income, net of $0.5 million for the year ended December 31, 2013. In 2013, the income was due primarily to a gain resulting from settlement of litigation filed by us against NanoString Technologies, Inc. In 2014, the other expense is primarily due to the foreign exchange losses resulting mainly from unfavorable changes in the Euro and Japanese Yen exchange rate relative to the U.S. dollar.

Benefit from Income Taxes
We recorded a tax benefit of $4.9 million, or an effective tax rate benefit of 8.5%, for the year ended December 31, 2014. The tax benefit for the year ended December 31, 2014 was primarily attributable to the amortization of our acquisition-related deferred tax liability and net income tax benefit from our foreign operations and release of valuation allowance on California deferred tax assets, as a result of the deferred tax liability related to its acquired intellectual property. We recorded tax expense of $0.1 million for the year ended December 31, 2013.
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
Cost of product revenue increased by $4.9 million, or 32%, to $20.2 million for 2013 from $15.3 million for 2012 primarily due to increased product revenue. Cost of product revenue as a percentage of related revenue was 29% and 30% for 2013 and 2012, respectively. This improvement was driven by higher average unit selling prices for instruments and IFCs; a favorable change in the instruments sales mix primarily due to increased sales of our higher margin C1 system, first sold as a new product in the third quarter of 2012; and higher IFC capacity utilization and improved production yields. This was offset in part primarily by higher inventory reserves and write-offs and higher service costs.

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
Pursuant to the terms of a patent cross license agreement with Life, we were obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. We do not believe that the conditions triggering the payment obligation have been met; however, on October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We accrued a loss contingency of $1.0 million as of September 30, 2013 and on January 30, 2014, we paid Life the amount due while reserving our rights with respect to the matter. Among other reasons, we made the payment to avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation.

Interest Expense, Gain From Sale of Investment in Verinata, and Other Income and Expense, Net
The following table presents these items for each period presented (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Interest expense	$(14)	$(628)
Gain from sale of investment in Verinata	1,777	—
Other income (expense), net	501	(189)
Total	$2,264	$(817)
Interest expense decreased $614,000, or 98%, to $14,000 for 2013, compared to $628,000 for 2012. In September 2012, we paid the remaining balance due under our long-term debt. Accordingly, we did not incur any interest expense on long-term debt during 2013.
In February 2013, Illumina, Inc. acquired Verinata Health, Inc., or Verinata, for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata, resulting in a gain of $1.8 million. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds. The $1.8 million gain we recognized did not include any amounts that may be received upon the achievement of future milestones.
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
On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2014, our principal sources of liquidity consisted of $33.7 million of cash and cash equivalents and $109.1 million of short-term and long-term investments. As of December 31, 2014, our working capital (excluding deferred revenue, current portion) totaled $133.4 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash flow summary
Net cash used in operating activities	$(22,623)	$(1,591)	$(17,478)
Net cash (used in) provided by investing activities	(178,385)	(27,565)	14,001
Net cash provided by financing activities	200,326	5,806	48,521
Net (decrease) increase in cash and cash equivalents	(1,548)	(23,388)	45,096
Net Cash Used in Operating Activities
We derive cash flows from operations primarily from cash collected from the sale of our products, license agreements, and grants from certain government entities. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally, and this may continue in the future.
Net cash used in operating activities was $22.6 million, $1.6 million, and $17.5 million in 2014, 2013, and 2012, respectively. Net cash used in operating activities during 2014 resulted from a net loss of $52.8 million, adjusted for $38.1 million in non-cash charges and a $7.8 million increase in net operating assets. Significant non-cash charges included stock-based compensation expense, depreciation and amortization, amortization of developed technology, and acquisition-related share-based awards acceleration expense. The net change in assets and liabilities was driven primarily by higher inventory and accounts receivables offset by a net increase in operating liabilities. Cash used in operating activities included $8.0 million of cash outflows related to the DVS acquisition.
Net cash used in operating activities during 2013 resulted from a net loss of $16.5 million, adjusted for $7.5 million in non-cash charges and a $7.4 million decrease in net operating assets. Significant non-cash charges included stock-based compensation expense, and depreciation and amortization. The net change in assets and liabilities was driven primarily by an increase in deferred revenue and other liabilities.
Net cash used in operating activities during 2012 resulted from a net loss of $19.0 million adjusted for $6.3 million in non-cash charges and a $4.8 million increase in net operating assets. Significant non-cash charges included stock-based compensation expense and depreciation and amortization. The net change in assets and liabilities was driven primarily by higher inventory and accounts receivables.
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
Net cash used in investing activities was $178.4 million and $27.6 million in 2014 and 2013 respectively, and net cash provided by investing activities was $14.0 million in 2012.

We used $178.4 million of cash in investing activities during 2014, including $113.2 million in connection with the DVS acquisition, net of acquired cash of $8.4 million classified as cash used in operating activities; purchases of investments of $132.6 million; capital expenditures of $7.4 million primarily to support growth in our manufacturing operations; partially offset by proceeds from sales and maturities of investments of $74.5 million; and additional proceeds of $0.3 million from the 2013 sale of our investment in Verinata.
We used $27.6 million of cash in investing activities during 2013 primarily for purchases of investments of $59.4 million; purchase of intangible assets from Helicos Biosciences Corporation and related transaction costs of $1.2 million; purchases of capital equipment of $3.4 million to support growth in our commercial and manufacturing operations; partially offset by proceeds from sales and maturities of investments of $33.4 million; and proceeds from the sale of our investment in Verinata of $3.1 million.
We generated $14.0 million of cash from investing activities during 2012 primarily from proceeds from sales and maturities of investments of $51.8 million; partially offset by purchases of investments of $35.4 million; and purchases of capital equipment of $2.4 million to support growth in our commercial and manufacturing operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $200.3 million during 2014 consisting of net proceeds of $195.2 million from the issuance of the Notes and proceeds received in connection with the exercise of options for our common stock of $5.1 million.
We generated $5.8 million of cash from financing activities during 2013 from proceeds received in connection with the exercise of options for our common stock.
We generated $48.5 million of cash from financing activities during 2012 primarily from proceeds of approximately $56.0 million, net of underwriting commissions and issuance costs, from our underwritten public offering of our common stock, and proceeds of $2.7 million from the exercise of options to purchase our common stock, partially offset by repayment of principal on our long-term debt of $10.2 million.
Capital Resources
At December 31, 2014, December 31, 2013, and December 31, 2012, our working capital, excluding deferred revenues, was $133.4 million, $89.4 million, and $91.5 million, respectively, including cash and cash equivalents of $33.7 million, $35.3 million, and $58.6 million, respectively, and short-term and long-term investments of $109.1 million, $51.0 million, and $25.0 million, respectively. On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our Notes and received cash proceeds of $195.2 million, net of underwriting discounts. Debt issuance costs were approximately $1.1 million. We used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Debt obligations	$306,864	$5,534	$11,069	$11,069	$279,192
Operating lease obligations	17,068	3,146	5,887	5,864	2,171
Purchase obligations	9,124	9,124	—	—	—
Total	$333,056	$17,804	$16,956	$16,933	$281,363

Debt obligations include the principal amount of the Notes and interest payments to be made under the Notes. Although the Notes mature in 2034, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. See Note 7 to our consolidated financial statements for additional information regarding the terms of the Notes.
Our operating lease obligations relate to a lease for our current headquarters and leases for manufacturing and office space for our foreign subsidiaries. Purchase obligations consist of contractual and legally binding commitments to purchase goods and services.
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located in South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that is currently being subleased by us from a third party through March 31, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.4 million as of December 31, 2014.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.6 million as of December 31, 2014.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary, Fluidigm Singapore, accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. The total future minimum lease payments for the new facility, which will be paid through June 2022, are approximately $4.1 million as of December 31, 2014.
We obtained operating leases for facilities in Markham, Ontario, Canada and Sunnyvale, California, which expire in January 2016 and July 2016, respectively, in connection with our acquisition of DVS (See Note 4 to our audited consolidated financial statements for additional information). The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease terms. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $460,000 as of December 31, 2014.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the years ended December 31, 2014 and 2013, we experienced foreign currency losses of $1.1 million and $0.5 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity
We had cash and cash equivalents of $33.7 million at December 31, 2014. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $109.1 million in investments at December 31, 2014 held primarily in U.S. government agency securities. The contractual maturity periods of $81.6 million of our investments are within one year from December 31, 2014. The contractual maturity periods of our remaining investments are less than eighteen months from December 31, 2014. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Fluidigm Corporation
We have audited the accompanying consolidated balance sheets of Fluidigm Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluidigm Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fluidigm Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Redwood City, California
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Fluidigm Corporation
We have audited Fluidigm Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fluidigm Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DVS Sciences, Inc., which is included in the 2014 consolidated financial statements of Fluidigm Corporation and constituted $23.7 million and $6.7 million of total and net assets, respectively, as of December 31, 2014, and $20.7 million of revenues for the year then ended. Our audit of internal control over financial reporting of Fluidigm Corporation also did not include an evaluation of the internal control over financial reporting of DVS Sciences, Inc.
In our opinion, Fluidigm Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fluidigm Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Fluidigm Corporation and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Redwood City, California
February 26, 2015

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$33,713	$35,261
Short-term investments	81,588	49,083
Accounts receivable (net of allowances of $120 and $36 at December 31, 2014 and 2013, respectively)	22,384	10,552
Inventories	15,991	8,148
Prepaid expenses and other current assets	2,221	1,540
Total current assets	155,897	104,584
Long-term investments	27,499	1,942
Property and equipment, net	13,889	6,818
Other non-current assets	3,966	3,571
Developed Technology, net	102,200	—
Goodwill	104,108	—
Total assets	$407,559	$116,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,919	$4,353
Accrued compensation and related benefits	6,874	5,485
Other accrued liabilities	9,664	5,392
Deferred revenue, current portion	6,928	2,721
Total current liabilities	29,385	17,951
Convertible notes, net	195,455	—
Deferred tax liability	26,152	—
Deferred revenue, net of current portion	4,357	1,899
Other non-current liabilities	1,791	651
Total liabilities	257,140	20,501
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2014 or 2013	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2014 and 2013; 28,341 and 25,811 shares issued and outstanding at December 31, 2014 and 2013, respectively	28	26
Additional paid-in capital	461,362	354,465
Accumulated other comprehensive loss	(794)	(730)
Accumulated deficit	(310,177)	(257,347)
Total stockholders’ equity	150,419	96,414
Total liabilities and stockholders’ equity	$407,559	$116,915
See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product revenue	$115,915	$70,198	$51,488
License revenue	323	327	185
Grant revenue	218	658	661
Total revenue	116,456	71,183	52,334
Costs and expenses:
Cost of product revenue	42,849	20,204	15,325
Research and development	43,423	19,953	16,602
Selling, general and administrative	71,324	48,412	38,478
Litigation settlement	—	1,267	—
Acquisition-related expenses	10,696	—	—
Total costs and expenses	168,292	89,836	70,405
Loss from operations	(51,836)	(18,653)	(18,071)
Interest expense	(5,344)	(14)	(628)
Gain from sale of investment in Verinata	332	1,777	—
Other income (expense), net	(857)	501	(189)
Loss before income taxes	(57,705)	(16,389)	(18,888)
Benefit from (provision for) income taxes	4,875	(137)	(136)
Net loss	(52,830)	(16,526)	(19,024)
Net loss per share, basic and diluted	$(1.90)	$(0.65)	$(0.86)
Shares used in computing net loss per share, basic and diluted	27,768	25,479	22,136

See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(52,830)	$(16,526)	$(19,024)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(2)	30	(19)
Unrealized (loss) gain on available-for-sale securities, net	(62)	9	4
Other comprehensive (loss) income	(64)	39	(15)
Comprehensive loss	$(52,894)	$(16,487)	$(19,039)

See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	20,321	$20	$279,428	$(754)	$(221,797)	$56,897
Issuance of common stock, net of issuance costs of $3,970	4,209	4	56,004	—	—	56,008
Issuance of common stock upon exercise of stock options for cash	585	1	2,702	—	—	2,703
Stock-based compensation expense	—	—	4,088	—	—	4,088
Net loss	—	—	—	—	(19,024)	(19,024)
Other comprehensive loss	—	—	—	(15)	—	(15)
Balance at December 31, 2012	25,115	$25	$342,222	$(769)	$(240,821)	$100,657

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	25,115	$25	$342,222	$(769)	$(240,821)	$100,657
Issuance of common stock upon exercise of stock options for cash	696	1	5,805	—	—	5,806
Stock-based compensation expense	—	—	6,438	—	—	6,438
Net loss	—	—	—	—	(16,526)	(16,526)
Other comprehensive income	—	—	—	39	—	39
Balance at December 31, 2013	25,811	$26	$354,465	$(730)	$(257,347)	$96,414

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	25,811	$26	$354,465	$(730)	$(257,347)	$96,414
Issuance of common stock upon purchase of DVS	1,945	2	76,805			76,807
Vested DVS stock options converted to equivalent vested options	—	—	4,039	—	—	4,039
Issuance of common stock upon exercise of stock options for cash and release of restricted stock units	585	—	5,113	—	—	5,113
Stock-based compensation expense	—	—	20,940	—	—	20,940
Net loss	—	—	—	—	(52,830)	(52,830)
Other comprehensive loss	—	—	—	(64)	—	(64)
Balance at December 31, 2014	28,341	$28	$461,362	$(794)	$(310,177)	$150,419
See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(52,830)	$(16,526)	$(19,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,061	2,551	2,191
Stock-based compensation expense	20,940	6,438	4,088
Acquisition-related share-based awards acceleration expense	2,648	—	—
Amortization of developed technology	9,800	—	—
Non-cash charges for sale of inventory revalued at the date of acquisition	856	—	—
Loss on disposal of property and equipment	83	296	26
Gain from sale of investment in Verinata	(332)	(1,777)	—
Changes in assets and liabilities:
Accounts receivable	(3,393)	2,412	(3,702)
Inventories	(6,162)	(1,533)	(1,682)
Prepaid expenses and other assets	(52)	(882)	201
Accounts payable	107	1,802	(1,815)
Deferred revenue	3,191	1,640	449
Other liabilities	(1,540)	3,988	1,790
Net cash used in operating activities	(22,623)	(1,591)	(17,478)
Investing activities
Acquisition, net of cash acquired	(113,190)	—	—
Purchases of investments	(132,644)	(59,436)	(35,385)
Proceeds from sales and maturities of investments	74,520	33,440	51,770
Proceeds from sale of investment in Verinata	332	3,117	—
Purchase of intangible assets	—	(1,240)	—
Purchases of property and equipment	(7,403)	(3,446)	(2,384)
Net cash (used in) provided by investing activities	(178,385)	(27,565)	14,001
Financing activities
Proceeds from issuance of convertible notes, net	195,213	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	56,008
Proceeds from exercise of stock options	5,113	5,806	2,703
Repayment of long-term debt	—	—	(10,190)
Proceeds from line of credit	—	—	1,875
Repayment of line of credit	—	—	(1,875)
Net cash provided by financing activities	200,326	5,806	48,521
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(866)	(38)	52
Net (decrease) increase in cash and cash equivalents	$(1,548)	$(23,388)	$45,096
Cash and cash equivalents at beginning of period	35,261	58,649	13,553
Cash and cash equivalents at end of period	$33,713	$35,261	$58,649
Supplemental disclosures of cash flow information
Cash paid for interest	$2,750	$7	$579
Cash paid for income taxes	$187	$242	$181
Non-cash investing and financing activities
Issuance of common stock and options related to acquisition	$78,196	$—	$—

See accompanying notes.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1. Description of Business
Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999 to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California.
We create, manufacture, and market innovative technologies and life-science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits (IFCs), assays, and reagents, to academic institutions, clinical laboratories, and pharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies.
On February 13, 2014, we completed our acquisition of DVS Sciences, Inc., a Delaware corporation (DVS) for approximately $199.9 million and assumed all outstanding DVS stock options and unvested restricted stock, pursuant to a merger agreement dated as of January 28, 2014.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2014, we had wholly-owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior year amounts on the accompanying Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.
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
Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at exchange rates in effect on the balance sheet date. The adjustments resulting from the foreign currency translations are recorded in accumulated other comprehensive income/loss, a separate component of stockholders’ equity. Income and expense accounts are translated at monthly average exchange rates during the year.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, investments, accounts receivable, and accounts payable have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2014 and 2013. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 5. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level I: observable inputs such as quoted prices in active markets;
Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and
Level III: unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our cash equivalents, which include money market funds, are classified as Level I because they are valued using quoted market prices. Our investments and convertible notes are generally classified as Level II because their value is based on valuations using significant inputs derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs of these models include recently executed transaction prices in securities of the issuer or comparable issuers and yield curves.
Accounts Receivable
Trade accounts receivable are recorded at net invoice value. We review our exposure to accounts receivable and provide allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. We evaluate such allowances on a regular basis and adjust them as needed.
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2014, 2013, or 2012, and no single customer represented more than 10% of total accounts receivable at December 31, 2014, or 2013.
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
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories include raw materials, work-in-process, and finished goods. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. Finished goods that are used for research and development are expensed as consumed or depreciated over period of use. Provisions for slow-moving, excess, and obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, and quality issues.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Accumulated depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Investment, at Cost
At December 31, 2012, we had a minority equity investment in Verinata Health, Inc. (Verinata), a privately-held company, that was included in other non-current assets and accounted for under the cost method of accounting. In February 2013, Illumina, Inc. acquired Verinata for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. During 2014, we received cash proceeds of $0.3 million from the escrow account related to our investment in Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the consolidated statements of operations for the years ended December 31, 2014 and 2013. If the milestone payments become payable in the future, we could receive up to $3.2 million in additional proceeds.
Intangible Assets
In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112 million. These acquired intangible assets from DVS are being amortized to cost of product revenue over their useful life of ten years. Related amortization expense for the year ended December 31, 2014 was $9.8 million. For further discussion related to intangible assets acquired in 2014 from the DVS acquisition, see Note 4.
On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and we incurred transaction costs of approximately $0.3 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets from Helicos are being amortized to research and development expense over their useful life of ten years. Related amortization expense for the years ended December 31, 2014 and 2013 was $127,000 and $63,000, respectively.
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
Revenue Recognition
We generate revenue from sales of our products, license agreements, and government grants. Our products consist of instruments and consumables, including IFCs, assays, and other reagents, related to our systems. Product revenue includes services for instrument installation, training, and customer support services.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Product Revenue
Certain of our sales contracts involve the delivery of multiple products and services within contractually binding arrangements. Multiple-deliverable sales transactions typically consist of the sale and delivery of one or more instruments and consumables together with one or more of our installation, training and/or customer support services. Significant judgment is sometimes required to determine the appropriate accounting for such arrangements, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the related sales price should be allocated among the elements, when to recognize revenue for each element, and the period over which revenue should be recognized.
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
Our products are sold without the right of return. Amounts received before revenue recognition criteria are met are classified in the consolidated balance sheets as deferred revenue or customer deposits, depending on the terms of the arrangement.
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
Advertising Costs
We expense advertising costs as incurred. We incurred advertising costs of $4.2 million, $2.4 million, and $1.3 million during 2014, 2013, and 2012, respectively.
Income Taxes
We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when the expected realization of deferred tax assets does not meet a “more likely than not” criterion. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.
We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions are reflected in the income tax provision.
Stock-Based Compensation
We account for stock options and restricted stock units granted to employees and directors based on the fair value of the awards. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods. For performance-based stock options, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method.
 Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2012	$(773)	$4	$(769)
Change during the year	30	9	39
Ending balance at December 31, 2013	(743)	13	(730)
Change during the year	(2)	(62)	(64)
Ending balance at December 31, 2014	$(745)	$(49)	$(794)
None of the above amounts have been reclassified to the consolidated statement of operations.
Business Combinations
Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair values at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. See Note 4.
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying values of the reporting unit exceed its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.
We evaluate our finite lived intangible assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

assess the recoverability of the affected intangible asset by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted stock units and options to purchase our common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive for all periods presented.
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	At December 31,
	2014	2013	2012
Stock options, restricted stock units and restricted stock awards	3,736	3,432	2,945
Convertible notes	3,598	—	—
Total	7,334	3,432	2,945
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance, which was issued jointly with the International Accounting Standards Board, is intended to improve the financial reporting of revenue and improve comparability of reported revenue in financial statements globally. It will be effective for our interim and annual financial statements beginning in the first quarter of 2017 and early adoption is not permitted. We are currently evaluating the impact of adoption of this new accounting pronouncement on our financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will be effective for us beginning with our annual report for fiscal 2016 and interim periods thereafter. We are currently evaluating the impact that ASU 2014-15 will have on our financial statements.
3. License and Grant Agreements
License Agreements
On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary, Applied Biosystems, LLC (collectively, Life). The agreements resulted in a net $3.0 million payment by us to Life, which was recognized as a litigation settlement expense. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts have not been and are not expected to be material to us. Under the terms of the agreements, in July 2011, we paid Life $2.0 million in connection with the exercise of our option to limit or preclude certain patent litigation between us and Life for a period of two to four years. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against us, with respect to its current products and equivalent future products, for a period of four years. The additional payment was included in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation for a period of four years under its relevant patents for any alleged prior and future infringement by us, and because such preclusion relates to our equivalent future products. We recognized $0.5 million of amortization expense during each of 2014, 2013, and 2012.
In May 2011, we entered into an agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company (Caliper), to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend this license to cover additional fields. Additional payments are due if we exercise our option to

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

extend the license. Under this agreement, we made an up-front payment of $0.6 million and our obligation to pay royalties to Caliper commenced in January 2012. In August 2011, we entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which we are obligated to make royalty payments was shortened, with the last payment due in mid-2018 for our existing products at the time of amendment and their future equivalents. If any of our future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when our royalty payment obligations are expected to terminate based upon our current products. We recognized $0.3 million in cost of product revenue during each of 2014, 2013, and 2012. Our future royalty payments are not expected to be material.
Grants
California Institute for Regenerative Medicine
In May 2011, we were awarded a grant from the California Institute for Regenerative Medicine (CIRM) in the amount of $1.9 million to be earned over a three-year period. Under this grant, we designed and developed prototype microfluidic systems for use in stem cell research. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with this grant were recognized as research and development expense during the period incurred. We recognized $0.2 million of CIRM grant revenue in 2014 and $0.6 million during each of 2013 and 2012. This grant terminated in April 2014.
4. Acquisition
On February 13, 2014 (Acquisition Date), we acquired DVS primarily to broaden our addressable single-cell biology market opportunity and complement our existing product offerings. DVS develops, manufactures, markets, and sells high-parameter single-cell protein analysis systems and related reagents and data analysis tools. DVS’s principal market is the life sciences research market consisting of drug development companies, government research centers, and universities worldwide.
The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The aggregate purchase price was determined to be $199.9 million, as detailed in the table below (in thousands):

Estimated Fair Value
Cash	$126,048
Issued 1,759,007 shares of Fluidigm common stock (2)	76,805
Acquisition consideration paid at Acquisition Date	202,853
Accelerated stock compensation (1)	(6,690)
Estimated fair value of vested Fluidigm equivalent stock options (2)	4,039
Working capital adjustment	(269)
Aggregate purchase price	$199,933

(1)
As a part of the acquisition, we accelerated vesting of certain DVS stock options and shares of restricted stock, and incurred a $6.7 million expense, based upon the per share consideration paid to holders of shares of DVS common stock as of February 13, 2014. This expense is accounted for as a separate transaction and reflected in the acquisition-related expenses line of the consolidated statements of operations.

(2)
In conjunction with the acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock and converted, as of the Acquisition Date, the unvested stock options outstanding under the DVS stock option plan into unvested stock options to purchase approximately 143,000 shares of Fluidigm common stock and the unvested DVS restricted stock into approximately 186,000 shares of restricted Fluidigm common stock, retaining the original vesting schedules. These restricted shares have been included in the "Issuance of common stock upon purchase of DVS" line item in the Consolidated Statement of Stockholders' Equity. The fair value of all converted share-based awards was $14.6 million, of which $4.0 million was attributed to the pre-combination service period and was included in the calculation of the purchase price. The remaining fair value will be recognized over the awards’ remaining vesting periods subsequent to the acquisition. The fair value of the Fluidigm equivalent share-based awards as of the Acquisition Date was estimated using the Black-Scholes valuation model.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, were deposited into escrow. These shares comprise a portion of the merger consideration and will be held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the Acquisition Date, subject to any then pending indemnification claims. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow are eligible for release on March 13, 2015, and the balance of the shares are subject to release on August 13, 2015, provided that in each case shares will continue to be held in escrow in amounts that we may reasonably determine in good faith to be necessary to satisfy any claims for which we have delivered a notice of claim which has not been fully resolved between us and the representative of the former stockholders of DVS. As of the filing of our Annual Report on Form 10-K, we have not made a determination with respect to the amount of any claims for which we may deliver notice under the terms of the merger agreement. If and when we deliver such a notice, the stockholder representative may object to the amount or nature of our claims. As a result, we are unable at this time to estimate the amount, if any, of shares that we may recover from the escrow.
The results of DVS's operations have been included in the consolidated financial statements for the period from February 13, 2014 to December 31, 2014, including $20.7 million in revenue for the year ended December 31, 2014.
Net Assets Acquired
The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. The following table summarizes the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Allocation of purchase price
Cash and cash equivalents	$8,405
Accounts receivable, net	7,698
Inventories	3,489
Prepaid expenses and other current assets	1,482
Property and equipment, net	1,202
Developed technology	112,000
Goodwill	104,108
Other non-current assets	88
Total assets acquired	238,472
Accounts payable	(1,114)
Accrued compensation and related benefits	(761)
Other accrued liabilities	(1,204)
Deferred revenue, current portion	(1,844)
Tax payable	(45)
Deferred tax liability	(31,942)
Deferred revenue, net of current portion	(1,629)
Net assets acquired	$199,933
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of December 31, 2014 (in thousands, except years):

	Gross fair value	Accumulated Amortization	Net	Useful life in years
Developed technology	$112,000	$(9,800)	$102,200	10

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

We recognized $9.8 million in intangible asset amortization expense during the year ended December 31, 2014.
The $104.2 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not expected to be deductible for income tax purposes. The only change to goodwill between the Acquisition Date and December 31, 2014 was an adjustment of $0.1 million to the deferred taxes liability resulting from the final tax analysis during the measurement period.

Acquisition Costs
Acquisition-related expenses were $10.7 million for the year ended December 31, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the consolidated statements of operations.

Unaudited Pro Forma Results

The unaudited financial information in the table below summarizes our results of operations combined with DVS's as though the companies were combined as of the beginning of each of the years presented. The unaudited pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting periods indicated nor is it indicative of future operating results.

(in thousands)	Year Ended December 31,
	2014	2013
Pro forma total revenue	$120,245	$98,459
Pro forma net loss	$(55,249)	$(37,906)

The unaudited pro forma financial information for the year ended December 31, 2014 includes adjustments related to stock-based compensation, amortization of developed technology, interest expense, and deferred tax liability of $1.4 million, $1.4 million, $1.0 million, and $371,000, respectively, and includes non-recurring adjustments representing the total acquisition-related expenses discussed above. The unaudited pro forma financial information for the year ended December 31, 2013 includes adjustments related to stock-based compensation, amortization of developed technology, interest expense, and deferred tax liability of $9.2 million, $11.2 million, $5.8 million, and $3.0 million, respectively.

5. Fair Value of Financial Instruments
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2014				December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds (See Note 6)	$10,220	$—	$—	$10,220	$17,547	$—	$—	$17,547
U.S. government and agency securities	—	109,087	—	109,087	—	51,025	—	51,025
Total assets measured at fair value	$10,220	$109,087	$—	$119,307	$17,547	$51,025	$—	$68,572

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

As of December 31, 2014, the amortized cost basis, aggregate fair value, and gross unrealized gains and losses of our investments were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$109,136	$3	$(52)	$109,087
As of December 31, 2013, the amortized cost basis, aggregate fair value, and gross unrealized gains and losses of our investments were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$51,012	$17	$(4)	$51,025

The contractual maturity periods of $81.6 million of our investments are within one year from December 31, 2014. The contractual maturity periods of our remaining securities are less than eighteen months from December 31, 2014.
There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2014, and there were no changes in the valuation techniques used.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2014, 2013, and 2012. None of the investments have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the 2.75% Convertible Senior Notes Due 2034, (Notes), is based on a market approach. The estimated fair value was approximately $182.2 million (par value $201.3 million) as of December 31, 2014 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

6. Balance Sheet Data
Cash and Cash Equivalents
The following are summaries of cash and cash equivalents (in thousands):

Amortized Cost and Estimated Fair Value
As of December 31, 2014:
Cash	$23,493
Money market funds	10,220
$33,713
As of December 31, 2013:
Cash	$17,714
Money market funds	17,547
$35,261

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Inventories
Inventories consist of the following (in thousands) as of:

	December 31, 2014	December 31, 2013
Raw materials	$4,670	$2,650
Work-in-process	3,524	1,627
Finished goods	7,797	3,871
Total inventories, net	$15,991	$8,148
Property and Equipment
Property and equipment consists of the following (in thousands) as of:

	December 31, 2014	December 31, 2013
Computer equipment and software	$3,905	$2,728
Laboratory and manufacturing equipment	17,592	13,972
Leasehold improvements	4,988	1,485
Office furniture and fixtures	1,804	822
Property and equipment, gross	28,289	19,007
Less accumulated depreciation and amortization	(16,360)	(14,470)
Construction-in-progress	1,960	2,281
Property and equipment, net	$13,889	$6,818

Intangible Assets
The total intangible assets, which includes developed technology as a result of the DVS acquisition and other intangible assets included in Other non-current assets, was $104.1 million as of December 31, 2014.
The estimated future amortization expense of these intangible assets as of December 31, 2014 is as follows (in thousands):

Amount
2015	$11,747
2016	11,496
2017	11,481
2018	11,417
2019	11,326
Thereafter	46,654
$104,121

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Product Warranties
Activity for our warranty accrual for the years ended December 31, 2014 and 2013, which are included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$344	$257
Acquired warranty obligation from DVS	791	—
Accrual for current period warranties	1,298	648
Warranty costs incurred	(1,255)	(561)
Ending balance	$1,178	$344

7. Convertible Notes

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes) pursuant to an underwriting agreement, dated January 29, 2014. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 17.8750 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $55.94 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Holders may surrender their Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018 and prior to February 6, 2021, we may redeem any or all of the Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the Notes in cash without any such condition. The redemption price of the Notes will equal 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of the Notes, holders may require us to repurchase the Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
We received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million was recorded as an offset to the proceeds. Debt issuance costs of $1.1 million are included in “Other assets” on the Consolidated Balance Sheets as of the issuance date.
We used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $5.3 million for the year ended December 31, 2014. Approximately $2.7 million of interest under the Notes was paid during 2014.
The balance of unamortized debt discount and debt issuance costs was $6.8 million of which $5.8 million is included in "Convertible Notes" and $1.0 million is included within “Other non-current assets” as of December 31, 2014 on the accompanying Consolidated Balance Sheets.
8. Line of Credit

In December 2012, we entered into a two-year line of credit agreement (as amended, the Line of Credit) that provided us with the ability to borrow up to $10.0 million, of which $6.0 million was available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million was available based on eligible receivables. The line of credit was collateralized by our assets, excluding our intellectual property, and bore interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. On May 9, 2014, we entered into a modification agreement with the lender to amend and waive certain financial covenants under the financing agreement, effective as of March 31, 2014. On July 31, 2014, we entered into a modification agreement with the lender to amend and waive the financial covenant under the financing agreement regarding our effective tangible net worth amount, which could not at any time exceed a deficit of more than $100.0 million,

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

effective as of June 30, 2014. There were no amounts outstanding on the line of credit during 2014, 2013, or 2012. The line of credit expired in December 2014 and the lien on the collateral was released in January 2015.

9. Commitments and Contingencies
Operating Leases
We have entered into various long-term non-cancelable operating leases for equipment and facilities.
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located in South San Francisco, California. The Amendment provides for an expansion of the premises covered under the Lease to include space that was being subleased by us from a third party through March 31, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The Amendment also provides for an allowance of approximately $0.7 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, to the extent not used by March 31, 2015, will be used to offset base rent obligations, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.4 million as of December 31, 2014.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.6 million as of December 31, 2014.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. The total future minimum lease payments for the new facility, which will be paid through June 2022, are approximately $4.1 million as of December 31, 2014.
In connection with our acquisition of DVS (See Note 4), we acquired the operating leases for facilities in Markham, Ontario, Canada and Sunnyvale, California, which expire in January 2016 and July 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $460,000 as of December 31, 2014.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

As of December 31, 2014, we also leased office space under non-cancelable leases in Japan, China, and France, with various expiration dates through March 2016. Certain facility leases also contain rent escalation clauses. Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Years ending December 31:
2015	$3,146
2016	3,016
2017	2,871
2018	2,899
2019	2,965
Thereafter	2,171
Total minimum payments	$17,068
Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $4.0 million, $2.7 million, and $1.9 million for 2014, 2013, and 2012, respectively.
Other Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2014, these commitments for the next year were approximately $9.1 million.
Indemnifications
From time to time, we have entered into indemnification provisions under certain of our agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, we may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, we have entered into indemnification agreements with our officers and directors. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2014, we had no accrued liabilities for these indemnification provisions.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

10. Stock-Based Compensation
2011 Equity Incentive Plan
On January 28, 2011, our board of directors adopted the 2011 Equity Incentive Plan (the 2011 Plan) under which incentive stock options, nonstatutory stock options, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares may be granted to our employees, directors, and consultants.
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
Our board of directors sets the terms, conditions, and restrictions related to the grant of restricted stock units, including the number of restricted stock units to grant. Our board of directors also sets vesting criteria and, depending on the extent to which the criteria are met, our board of directors will determine the number of restricted stock units to be paid out. In general, RSUs vest on a quarterly basis over a period of four years from the date of grant, provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during the year will vest and the remaining shares will vest over the remaining 12 quarters, subject to the employees' continued employment.
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
As of December 31, 2014, the 2011 Plan had a total of 4,319,443 awards authorized for issuance.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Activity under the 2011 Plan, the 2009 Plan, and the 1999 Plan is as follows (in thousands, except per share amounts):
Stock options:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Balance as of December 31, 2013	262	3,432	$13.99
Additional shares authorized	1,000	—
Options granted	(457)	457	$43.09
Options assumed from acquisition		143	$2.75
Options exercised	—	(541)	$9.73
Options canceled	84	(84)	$18.74
Balance as of December 31, 2014	889	3,407	$17.98

Restricted Stock units:

	Number Nonvested and Outstanding	Weighted-Average Grant date fair value per Share
Balance as of December 31, 2013	—	$—
RSUs granted	395	$42.49
RSUs vested	(50)	$47.22
RSUs canceled	(16)	$45.98
Balance as of December 31, 2014	329	$41.60
We determine stock-based compensation expense using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	57.5%	57.1%	57.6%
Expected life	5.9 years	5.9 years	5.9 years
Risk-free interest rate	1.5%	1.2%	1.1%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$9.80	$9.62	$7.90
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
We grant stock options at exercise prices not less than the fair value of our common stock at the date of grant. Prior to our IPO, our board of directors obtained contemporaneous valuations from an unrelated third-party valuation firm to determine the estimated fair value of common stock based on an analysis of relevant metrics. There is inherent uncertainty in these estimates and if we or the valuation firm had made different assumptions, the amount of our stock-based compensation expense, net loss, and net loss per share amounts could have been significantly different. Following the completion of our IPO in February 2011,

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

the fair value of options granted is based on the closing price of our common stock on the date of grant as quoted on the NASDAQ Global Select Market.
The fair value of RSUs granted to employees was estimated on the date of grant by multiplying the number of shares granted by the fair market value of our common stock on the grant date.
Additional information regarding our stock options outstanding and exercisable as of December 31, 2014 is summarized in the following table:

	Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Contractual Life	Options Exercisable
	(In Thousands)	(In Years)	(In Thousands)
$0.64 - $4.45	375	5.4	353
$8.36 - $8.37	193	6.0	189
$13.01 - $14.90	857	6.9	657
$15.04 - $19.32	1,477	7.9	766
$20.46 - $21.94	11	8.7	4
$27.00 - $29.87	96	9.5	29
$30.58 - $33.73	26	9.2	7
$37.56 - $38.28	19	9.1	4
$43.66 - $44.07	7	9.1	1
$46.85 - $47.55	346	9.2	65
	3,407	7.5	2,075
Options exercisable as of December 31, 2014 had a weighted-average remaining contractual life of 7 years, a weighted-average exercise price per share of $14.14, and an aggregate intrinsic value of $41.6 million.
Options outstanding that have vested as of December 31, 2014 or are expected to vest in the future are summarized as follows:

	Number of shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(In Thousands)		(In Years)
Vested	2,075	$14.14	7.0	$41,567
Expected to vest, net of estimated forfeitures	1,303	$23.96	8.2	16,650
Total vested and expected to vest, net of forfeitures	3,378	$17.93	7.5	$58,217

(1)
Aggregate intrinsic value was calculated as the difference between the closing stock price on the last trading day of 2014, which was $33.73, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during 2014, 2013, and 2012 was $12.8 million, $20.8 million, and $5.5 million, respectively. The total intrinsic value of RSUs vested and released during the year ended December 31, 2014 was approximately $1.4 million. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2014, the number of RSUs outstanding and expected to vest was 328,556, with a total intrinsic value of $11.1 million. The intrinsic value of the outstanding and expected to vest RSUs is calculated based on the market value of the Company's closing stock price of $33.73 as of December 31, 2014, the last market trading day of 2014.
There were no stock-based compensation tax benefits recognized during 2014, 2013, or 2012. Capitalized stock-based compensation costs were insignificant at December 31, 2014, 2013, and 2012.
As of December 31, 2014, there was $29.8 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.8 years.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In January 2011, we granted 94,972 performance-based options (the 2010 performance awards) to certain executives. These awards vest over a period of approximately four years based on continuing service and were subject to accelerated vesting if specified corporate and departmental performance goals were met for the fiscal year ended December 31, 2010. Based on achievement of 2010 departmental and corporate goals, vesting for 66,480 options was accelerated in March 2011. We recognized nil, $8,000 and $20,000 of stock-based compensation expense related to the 2010 performance awards during 2014, 2013, and 2012, respectively.
11. Income Taxes
Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(41,559)	$(16,205)	$(18,017)
International	(16,146)	(184)	(871)
Loss before income taxes	$(57,705)	$(16,389)	$(18,888)
Significant components of our benefit (provision) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
State	$(20)	$(24)	$(12)
Foreign	(254)	(113)	(124)
Total current provision	(274)	(137)	(136)
Deferred:
State	2,042	—	—
Foreign	3,107	—	—
Total deferred benefit	5,149	—	—
Total benefit (provision) for income taxes	$4,875	$(137)	$(136)
Reconciliation of income taxes at the statutory rate to the benefit from (provision for) income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	(1.5)	5.6	(1.7)
Foreign tax expense	(3.7)	(3.3)	(0.3)
Change in valuation allowance	(21.1)	(34.6)	(28.0)
Federal R&D Credit	2.7	6.9	—
Unrecognized tax benefit	(0.7)	(4.5)	(3.4)
Return to provision reconciliation	—	(2.8)	0.3
Other, net	(1.2)	(2.1)	(1.6)
Effective tax rate	8.5%	(0.8)%	(0.7)%

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$90,250	$82,230
Reserves and accruals	4,132	2,467
Depreciation and amortization	231	283
Tax credit carryforwards	10,181	7,898
Stock-based compensation	7,866	3,397
Total gross deferred tax assets	112,660	96,275
Valuation allowance on deferred tax assets	(110,167)	(96,275)
Total deferred tax assets	2,493	—
Deferred tax liabilities:
Fixed asset and intangibles	(28,612)	—
Total deferred tax liabilities	(28,612)	—
Net deferred tax liability	$(26,119)	$—
We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $13.9 million and $5.7 million during 2014 and 2013, respectively. The change in valuation allowance is mainly due to the significant increase in the current year taxable loss, the temporary differences, research development credits, and intangible assets arising from the DVS acquisition, as we recorded California deferred tax. The related valuation allowance associated with our California deferred tax assets was released and recorded as an income tax benefit in the quarter ended March 31, 2014. We recognized a benefit for income taxes of $2.0 million for the year ended December 31, 2014, primarily from a reversal of a portion of our valuation allowance for deferred tax assets as a result of deferred tax liabilities recognized on the identifiable intangible assets acquired in connection with the acquisition of DVS. Our deferred tax liabilities primarily consist of book and tax basis differences in fixed assets and acquired identifiable intangible assets.
As of December 31, 2014, we had net operating loss carryforwards for U.S. federal income tax purposes of $266.7 million, which expire in the years 2020 through 2035, and U.S. federal research and development tax credits of $6.7 million, which expire in the years 2020 through 2035. As of December 31, 2014, we had net operating loss carryforwards for state income tax purposes of $184.1 million, which expire in the years 2014 through 2035, and California research and development tax credits of $7.4 million, which do not expire. As of December 31, 2014, we had foreign net operating loss carryforwards of $3.3 million, which expire in the years 2015 through 2035. On December 19, 2014, the 2014 Tax Increase Prevention Act was signed into law. This law retroactively extended the federal research and development credits for amounts incurred from January 1, 2014 through December 31, 2014. As a result of the retroactive extension, we generated approximately $1.1 million of tax credit which was fully offset by a valuation allowance in the current year.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We have completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2014 and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal and California net operating losses by $1.2 million and $0.7 million, respectively. We have performed a Section 382 update for the period from January 1, 2014 through December 31, 2014, which excluded the net operating loss carryforwards for DVS prior to the acquisition, and determined that an ownership change did not occur during such period. Net operating losses that were subject to Section 382 limitation for California purposes had expired as of December 31, 2014.
We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2014 because such earnings are intended to be indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, we believe there will be no material U.S. federal and state income tax liability as there are sufficient amount of tax losses or other attributes. Undistributed earnings of our foreign subsidiaries amounted to approximately

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

$0.8 million. If these earnings were to be repatriated approximately $30,000 of withholding taxes may be due at its source. However, since such subsidiaries’ earnings are permanently reinvested, no deferred tax liabilities were accrued for that amount as of December 31, 2014.
Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allowed a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period subject to the achievement of certain milestones. We have not benefited from the tax exemption through December 31, 2014. Per discussions with the Singapore government, we expect our tax incentives under the Pioneer Tax Status to be terminated, effective as of December, 31, 2014. Effective January 1, 2015, we obtained a Development and Expansion Incentive from the Singapore government, which provides a reduced tax rate for qualifying income in Singapore through 2019, if certain milestones are met.
Uncertain Tax Positions
The aggregate changes in the balance of our gross unrecognized tax benefits during 2014, 2013, and 2012 were as follows (in thousands):

December 31, 2011	$5,448
Increases in balances related to tax positions taken during current period	903
December 31, 2012	6,351
Increases in balances related to tax positions taken during current period	1,044
Decreases in balances related to tax positions taken during prior period	(547)
December 31, 2013	6,848
Increases in balances related to tax positions taken during current period	832
Decreases in balances related to tax positions taken during prior period	(8)
December 31, 2014	$7,672
Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2014 and 2013.
As of December 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is zero. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2009 are open to examination in various foreign countries.

12. Employee Benefit Plans
We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 60% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. We have not made contributions to this plan since its inception.
13. Information About Geographic Areas
We operate in one reporting segment, which is the development, manufacturing, and commercialization of life science tools for the life science and Ag-Bio industries. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table represents our product revenue by geography based on the billing address of our customers for each year presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$59,133	$36,308	$27,325
Europe	33,045	18,472	13,086
Asia-Pacific	12,878	6,564	6,321
Japan	6,932	6,639	3,840
Other	3,927	2,215	916
Total	$115,915	$70,198	$51,488
Our license and grant revenue is primarily generated in the United States.
We had long-lived assets consisting of property and equipment, net of accumulated depreciation, in the following geographic areas (in thousands) as of:

	December 31, 2014	December 31, 2013	December 31, 2012
United States	$5,317	$2,967	$1,968
Singapore	7,624	3,741	2,961
Canada	837	—	—
Europe	75	64	27
Japan	22	32	18
Asia-Pacific	14	14	—
Total	$13,889	$6,818	$4,974

14. Quarterly Results of Operations (Unaudited)
Selected quarterly results of operations for the years ended December 31, 2014 and 2013 are as follows (in thousands, except for per share amounts):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,724	$27,607	$29,635	$33,490
Net loss	$(15,414)	$(12,682)	$(13,790)	$(10,944)
Net loss per share, basic and diluted	$(0.57)	$(0.45)	$(0.49)	$(0.39)
2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,535	$17,480	$18,287	$20,881
Net loss	$(3,551)	$(4,046)	$(4,286)	$(4,643)
Net loss per share, basic and diluted	$(0.14)	$(0.16)	$(0.17)	$(0.18)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). We have excluded from our evaluation, the internal control over financial reporting of DVS Sciences, Inc. (now Fluidigm Sciences, Inc.), which we acquired on February 13, 2014 and is included in the fiscal year 2014 consolidated financial statements of the Company and constituted $23.7 million and $6.7 million of total and net assets, respectively, as of December 31, 2014 and $20.7 million of revenues for the year then ended. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this Item 10 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors,” “Election of Class II Directors,” “Executive Officers,” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.” Such amendment to our Form 10-K or Proxy Statement for our 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors” and “Executive Compensation.” Such amendment to our Form 10-K or Proxy Statement for our 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Security Ownership.” Such amendment to our Form 10-K or Proxy Statement for our 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.” Such amendment to our Form 10-K or Proxy Statement for our 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.” Such amendment to our Form 10-K or Proxy Statement for our 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2014
Accounts receivable allowance	$36	$103	$(19)	$120
Year ended December 31, 2013
Accounts receivable allowance	$448	$4	$(416)	$36
Year ended December 31, 2012
Accounts receivable allowance	$366	$97	$(15)	$448

EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/2011
4.2	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Ninth Amended and Restated Investor Rights Agreement between the registrant and certain holders of the registrant’s capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/2010
4.6	Reserved.
4.7	Reserved.
4.8	Business Financing Agreement between the registrant and Bridge Bank, National Association, dated as of December 16, 2010.	S-1/A	4.8	1/28/2011
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	8-K	4.8A	4/4/2011
4.8B	Business Financing Modification Agreement dated December 21, 2012, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	4.8B	12/27/2012
4.8C	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	10.1	1/29/2014
4.8D	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	10-Q	10.5	5/12/2014
4.8E	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	10-Q	10.2	8/4/2014
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of the registrant, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of the registrant, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of the registrant.	S-1/A	10.4	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	S-1	10.9	12/3/2010
10.10	Reserved.
10.11	Reserved.
10.12	Reserved.
10.13	Reserved.
10.14#	Form of Amended and Restated Employment and Severance Agreement between the registrant and each of its executive officers.	8-K	10.14	12/11/2012
10.15	Reserved.
10.16	Reserved.
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/2011
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and the registrant, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.19B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated June 4, 2014.	10-Q	10.3	8/4/2014
10.19C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and the registrant dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.21	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.22	Reserved.
10.23	Reserved.
10.24	Reserved.
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26#	Letter Agreement between Fluidigm Corporation and William M. Smith, the registrant's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014.	10-Q	10.2	5/12/2014
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.	Filed herewith
21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: February 26, 2015	By:	/s/ Gajus V. Worthington
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

Signature	Title	Date

/s/ Gajus V. Worthington	President and Chief Executive Officer (Principal Executive Officer); Director	February 26, 2015
Gajus V. Worthington
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
Vikram Jog
/s/ Samuel D. Colella	Chairman of the Board of Directors	February 26, 2015
Samuel D. Colella
/s/ Gerhard F. Burbach	Director	February 25, 2015
Gerhard F. Burbach
/s/ Evan Jones	Director	February 26, 2015
Evan Jones
/s/ Patrick S. Jones	Director	February 26, 2015
Patrick S. Jones
/s/ John A. Young	Director	February 26, 2015
John A. Young

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/2011
4.2	Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Ninth Amended and Restated Investor Rights Agreement between the registrant and certain holders of the registrant’s capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/2010
4.6	Reserved.
4.7	Reserved.
4.8	Business Financing Agreement between the registrant and Bridge Bank, National Association, dated as of December 16, 2010.	S-1/A	4.8	1/28/2011
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association, and the registrant.	8-K	4.8A	4/4/2011
4.8B	Business Financing Modification Agreement dated December 21, 2012, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	4.8B	12/27/2012
4.8C	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	10.1	1/29/2014
4.8D	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	10-Q	10.5	5/12/2014
4.8E	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	10-Q	10.2	8/4/2014
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of the registrant, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of the registrant, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of the registrant.	S-1/A	10.4	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and the registrant effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	S-1	10.9	12/3/2010
10.10	Reserved.
10.11	Reserved.
10.12	Reserved.
10.13	Reserved.
10.14#	Form of Amended and Restated Employment and Severance Agreement between the registrant and each of its executive officers.	8-K	10.14	12/11/2012
10.15	Reserved.
10.16	Reserved.
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/2011
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and the registrant, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.19B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated June 4, 2014.	10-Q	10.3	8/4/2014
10.19C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and the registrant dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.21	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.22	Reserved.
10.23	Reserved.
10.24	Reserved.
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26#	Letter Agreement between Fluidigm Corporation and William M. Smith, the registrant's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014.	10-Q	10.2	5/12/2014
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.	Filed herewith
21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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