Form 10-K/A
period 2014-12-31
FLUIDIGM CORP
filed 2015-04-29
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2015 was 28,715,358.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fluidigm Corporation, a Delaware corporation (referred to as “Fluidigm”, “we”, “us”, or “our”) for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2015 (the “Original 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K. Fluidigm no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2014. Therefore, such information will not be incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders. Part III, Items 10-14, of our Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is currently comprised of six members and is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a term of three years to succeed the class of directors whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2015 for the Class II directors, 2016 for the Class III directors, and 2017 for the Class I directors. The ages of our directors as indicated in this Form 10-K/A are determined as of February 28, 2015.

Class II Directors (Term Expiring in 2015)

John A. Young, age 82, has been a member of our board of directors since March 2001. Mr. Young retired in October 1992 after having served as president and chief executive officer of Hewlett-Packard Company, a diversified electronics manufacturer, since 1978. Mr. Young served as a director of Affymetrix, Inc. (NASDAQ: AFFX), a provider of genomic analysis tools and reagents for genetic testing, from 1992 to 2010; and Vermillion, Inc. (NASDAQ: VRML), a molecular diagnostics company, from 1994 to 2008. He currently serves as a director of Nanosys, Inc., a private venture-backed semiconductor company specializing in nanotechnology. Mr. Young received a B.S. in electrical engineering from Oregon State University and an M.B.A. from Stanford University. We believe that Mr. Young’s extensive executive management experience qualifies him to serve on our board of directors.

Gerhard F. Burbach, age 52, joined our board of directors in January 2013. From January 2006 to September 2014, Mr. Burbach served as president, chief executive officer, and director of Thoratec Corporation (NASDAQ: THOR), a company that develops, manufactures, and markets proprietary medical devices used for circulatory support. In addition, from 2004 to February 2013, Mr. Burbach served as a member of the board of directors of Digirad Corporation (NASDAQ: DRAD), a company focused on diagnostic imaging products. From April 2005 to January 2006, Mr. Burbach served as president and chief executive officer of Digirad Corporation. From July 2003 to April 2005, he served as president and chief executive officer of Bacchus Vascular, Inc., a developer of catheter-based medical devices. From January 2001 to July 2003, he served as chief executive officer of Philips Nuclear Medicine, a division of Philips Electronics, and, before its acquisition by Philips, worked for four years for ADAC Laboratories, most recently as president. Mr. Burbach also spent six years with the management consulting firm of McKinsey & Company, Inc., where he was most recently a senior engagement manager in the firm’s healthcare practice. We believe that Mr. Burbach’s experience as a chief executive officer and director of other public life sciences companies qualifies him to serve on our board of directors.

Class III Directors (Term Expiring in 2016)

Samuel D. Colella, age 75, has served as a member and chairman of our board of directors since July 2000. Mr. Colella is a managing director of Versant Ventures, a healthcare venture capital firm he co-founded in 1999, and has been a general partner of Institutional Venture Partners since 1984. Mr. Colella currently serves on the board of directors of Flexion Therapeutics, Inc. (NASDAQ: FLXN), a specialty pharmaceutical company. Mr. Colella also is currently a member of the board of directors of several private companies. Mr. Colella served on the board of directors of Genomic Health, Inc. (NASDAQ: GHDX), a molecular diagnostics company, from 2001 to 2014; Alexza Pharmaceuticals, Inc. (NASDAQ: ALXA), a pharmaceutical company, from 2001 to 2012; Jazz Pharmaceuticals plc (NASDAQ: JAZZ), a biopharmaceutical company, from 2003 to 2012; Solta Medical, Inc., a medical aesthetics company, from 1997 to 2007; Symyx Technologies, Inc., a life science company that merged with Accelrys, Inc., from 1997 to 2007; and Veracyte, Inc. (NASDAQ: VCYT), a diagnostics company, from 2006 to 2014. Mr. Colella received a B.S. in business and engineering from the University of Pittsburgh and an M.B.A. from Stanford University. We believe that Mr. Colella’s broad understanding of the life science industry and his extensive experience working with emerging private and public companies, including prior service as chairman of boards of directors, qualify him to serve on, and as chairman of, our board of directors.

Gajus V. Worthington, age 45, is a co-founder of Fluidigm and has served as our president, chief executive officer, and a director since our inception in June 1999. From May 1994 to April 1999, Mr. Worthington held various staff and management positions at Actel Corporation, a public semiconductor corporation that was acquired by Microsemi Corporation in 2010. Mr. Worthington received a B.S. in physics and an M.S. in electrical engineering from Stanford University. We believe that Mr. Worthington’s deep understanding of our business, operations, and strategy qualifies him to serve on our board of directors.

Class I Directors (Term Expiring in 2017)

Mr. Evan Jones, age 57, has served as a member of our board of directors since April 2011. Since 2007, Mr. Jones has served as managing member of jVen Capital, LLC, a life sciences investment company. He also serves as chairman and chief executive officer of Opgen, Inc., a privately-held genetic analysis company. Previously, he co-founded Digene Corporation, or Digene, a publicly-traded biotechnology company focused on women’s health and molecular diagnostic testing that was sold to Qiagen, N.V. (NASDAQ: QGEN) in 2007. He served as chairman of Digene’s board of directors from 1995 to 2007, as Digene’s chief executive officer from 1990 to 2006, and as Digene’s president from 1990 to 1999. From 2008 to 2013, Mr. Jones also served as a member of the board of directors of CAS Medical Systems, Inc. (NASDAQ: CASM), a developer of patient vital signs monitoring products and technologies. In addition, Mr. Jones has served as a member of the board of directors of Foundation Medicine, Inc. (NASDAQ: FMI), a molecular information company dedicated to transformation in cancer care, since 2013, and Veracyte, Inc. (NASDAQ: VCYT), a molecular cytology company, since 2008. Mr. Jones received a B.A. from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Jones’s qualifications to serve on the Company’s board of directors include his extensive experience in the molecular diagnostic testing industry, including as chief executive officer of a public company focused on molecular diagnostic testing, as well as his service as a board member with other public and private companies.

Mr. Patrick S. Jones, age 70, has served as a member of our board of directors since March 2011. Mr. Jones has been a private investor since March 2001. Mr. Jones currently serves as chairman of Lattice Semiconductor Corporation (NASDAQ: LSCC), a fabless semiconductor company. He also serves on the board of directors of Inside Secure SA (PAR: INSD.PA), a company that makes digital security solutions. From 2012 to 2014, Mr. Jones served as chairman of Dialogic Inc. (OTC: DLGC), a communications technology company. From 2005 to 2012, Mr. Jones served as chairman of Epocrates, Inc., a provider of clinical solutions to healthcare professionals and interactive services to the healthcare industry, which was acquired by athenahealth, Inc. in March 2013. From 2007 to 2012, Mr. Jones also served on the board of directors of Openwave Systems Inc., a telecom infrastructure software provider that changed its name to Unwired Planet (NASDAQ: UPIP) in 2012. From 2007 to 2011, Mr. Jones served on the board of directors of Novell, Inc., an enterprise infrastructure software provider that was sold to Attachmate Corporation in 2011. From June 1998 to March 2001, Mr. Jones was the senior vice president and chief financial officer of Gemplus International S.A. (now GEMALTO N.V.), or Gemplus, a provider of solutions empowered by smart cards. Prior to Gemplus, from March 1992 to June 1998, he was vice president, finance, and corporate controller at Intel Corporation, a producer of microchips, computing and communications products. Prior to that, Mr. Jones served as chief financial officer of LSI Corporation (formerly known as LSI Logic), a semiconductor company. Mr. Jones received a B.A. from the University of Illinois and an M.B.A. from St. Louis University. We believe that Mr. Jones’s significant financial and accounting expertise and international business experience qualify him to serve on our board of directors.

Executive Officers

The names of our executive officers, their ages, their positions with Fluidigm and other biographical information as of February 28, 2015 are set forth below. There are no family relationships among any of our directors or executive officers.

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

Gajus V. Worthington is a co-founder of Fluidigm and has served as our president, chief executive officer, and a director since our inception in June 1999. From May 1994 to April 1999, Mr. Worthington held various staff and management positions at Actel Corporation, a public semiconductor corporation that was acquired by Microsemi Corporation in 2010. Mr. Worthington received a B.S. in physics and an M.S. in electrical engineering from Stanford University.

Vikram Jog has served as our chief financial officer since February 2008. From April 2005 to February 2008, Mr. Jog served as chief financial officer for XDx, Inc. (now CareDx, Inc.), a molecular diagnostics company. From March 2003 to April 2005, Mr. Jog was a vice president of Applera Corporation, a life science company that is now part of Thermo Fisher Scientific, and vice president of finance for its related businesses, Celera Genomics and Celera Diagnostics. From April 2001 to March 2003, Mr. Jog was vice president of finance for Celera Diagnostics and corporate controller of Applera Corporation. Mr. Jog received a Bachelor of Commerce degree from Delhi University and an M.B.A. from Temple University. Mr. Jog is a member of the American Institute of Certified Public Accountants.

Robert C. Jones has served as our executive vice president, research and development, since August 2005. From August 1984 to July 2005, Mr. Jones held various managerial and research and development positions at Applied Biosystems, a laboratory equipment and supplies manufacturer that was a division of Applera Corporation, including senior vice president of research and development, from April 2001 to August 2005; vice president and general manager, informatics division, from 1998 to 2001; and vice president, PCR business unit, from 1994 to 1998. Mr. Jones received a BSEE in electrical engineering and an MSEE in computer engineering from the University of Washington.

William M. Smith has served as our executive vice president, legal affairs, since January 2012 and as general counsel and corporate secretary since May 2000. From May 2000 to January 2012, Mr. Smith served as our vice president, legal affairs, and served as a director from May 2000 to April 2008. Mr. Smith served as an associate and then as a partner at the law firm of Townsend and Townsend and Crew, LLP from 1985 through April 2008. Mr. Smith received a J.D. and an M.P.A. from the University of Southern California and a B.A. in biology from the University of California, San Diego.

Fredric Walder has served as our chief operating officer since December 2012. From May 2010 to December 2012, Mr. Walder served as our chief business officer. From August 1992 to April 2010, he served in various senior executive positions at Thermo Fisher Scientific, a laboratory equipment and supplies manufacturer, including as senior vice president, customer excellence, from November 2006 to April 2010, and division president, Thermo Electron Corporation, from January 2000 to November 2006. Mr. Walder holds a B.S. in Chemistry from the University of Massachusetts.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements in 2014. In making these statements, we have relied upon examination of the filings made with the SEC and the written representations of our directors and executive officers.

Fluidigm Policies on Business Conduct

We are committed to the highest standards of integrity and ethics in the way we conduct our business. We have adopted a code of ethics and conduct that applies to our board of directors, officers, and employees, including our chief executive officer and chief financial officer. Our code of ethics and conduct establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws, and conflicts of interest.

Under our code of ethics and conduct, each of our directors, officers, and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigation of complaints relating to accounting or audit matters. These procedures have been adopted and are administered by our audit committee.

Our code of ethics and conduct is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. When required by the rules of the NASDAQ Global Select Market, also referred to as NASDAQ, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of ethics and conduct for our chief executive officer, principal financial officer, principal accounting officer, or any member of our board of directors on our website within four business days following the date of such amendment or waiver.

Corporate Governance Principles

Our board of directors has adopted a set of principles that establish the corporate governance policies pursuant to which our board of directors intends to conduct its oversight of our business in accordance with its fiduciary responsibilities. Among other things, these corporate governance principles address the establishment and operation of board committees, the role of our chairman, and matters relating to director independence and performance assessments. Our corporate governance principles are available on our website at http://investors.fluidigm.com/corporate-governance.cfm.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee. In 2014, our audit committee consisted of directors Patrick S. Jones, Evan Jones, and Gerhard F. Burbach. Patrick S. Jones is the chairman of the audit committee. Our board of directors has determined that each of Patrick S. Jones, Gerhard F. Burbach, and Evan Jones is independent and financially literate under the current rules and regulations of the SEC and NASDAQ, and that Mr. Patrick S. Jones qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

Our audit committee oversees our corporate accounting and financial reporting process and our enterprise risk management process, and assists our board of directors in monitoring our financial systems and our legal and regulatory compliance. Our audit committee is authorized to, among other things:

•	oversee the work of our independent registered public accounting firm;

•	approve the hiring, discharge, and compensation of our independent registered public accounting firm;

•	approve engagements of our independent registered public accounting firm to render any audit or permissible non-audit services;

•	evaluate the qualifications, independence, and performance of our independent registered public accounting firm;

•	discuss and, as appropriate, review with management and our independent registered public accounting firm our annual and quarterly financial statements and our major critical accounting policies and practices;

•	review management’s assessment of our internal controls; and

•	review the adequacy and effectiveness of our internal control policies and procedures.

Our audit committee operates under a written charter approved by our board of directors. The charter is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our audit committee held ten meetings during 2014.

Compensation Committee. In 2014, our compensation committee consisted of directors Gerhard F. Burbach, Evan Jones, John A. Young, and Samuel D. Colella, who served as the chairman of our compensation committee until Mr. Burbach was appointed to serve as the chairman in February 2015. Each member of our compensation committee is an independent director under the applicable rules and regulations of the SEC and NASDAQ and an outside director as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code, as amended. Furthermore, if required to ensure compliance with Rule 16b-3 under the Exchange Act, a subcommittee of the compensation committee or the board of directors considers and approves the grant of equity awards to our executive officers.

Our compensation committee oversees our corporate compensation programs and is authorized to, among other things:

•	review the compensation and benefits of our chief executive officer and other executive officers;

•	review our corporate goals and objectives relevant to compensation of our chief executive officer;

•	assist our board in providing oversight of the company’s overall compensation plans and benefits program; and

•	administer our equity incentive plans.

Please see the section entitled “Compensation of Non-Employee Directors” and “Executive Compensation” for a description of our processes and procedures for the consideration and determination of executive and director compensation.

Our compensation committee operates under a written charter approved by the board of directors, which is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our compensation committee held five meetings during 2014.

Nominating and Corporate Governance Committee. In 2014, our nominating and corporate governance committee consisted of directors Samuel D. Colella and John A. Young. Mr. Colella is the chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Samuel D. Colella and John A. Young is an independent director under the applicable rules and regulations of the SEC and NASDAQ.

Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors and oversees our corporate governance matters. The nominating and corporate governance committee is authorized to, among other things:

•	evaluate and make recommendations regarding the composition, organization, and governance of the board of directors and its committees;

•	evaluate the performance of members of the board of directors and make recommendations regarding committee and chair assignments;

•	recommend desired qualifications for board of directors membership and conduct searches for potential members of the board of directors;

•	review and recommend board compensation programs for outside directors; and

•	develop and make recommendations with regard to our corporate governance guidelines.

Our nominating and corporate governance committee operates under a written charter approved by the board of directors, which is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our nominating and corporate governance committee held two meetings during 2014.

Process for Recommending Candidates to the Board of Directors

No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

The compensation committee of our board of directors is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. The committee seeks to ensure that the total compensation paid to our executive officers is fair and reasonable. Currently, we have six executive officers, five of whom are our named executive officers. Details of 2014 compensation for our named executive officers can be found in the section entitled “Executive Compensation—Summary Compensation Table.”

This section describes our compensation program for our executive officers and how it applies to our named executive officers specifically. The discussion focuses on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We address why we believe our compensation program is appropriate for us and our stockholders and explain how executive compensation is determined.

Objectives and Principles of Our Executive Compensation Program

The primary goal of our executive compensation program is to ensure that we attract, hire, and retain talented and experienced executive officers who are motivated to achieve or exceed our corporate goals. We seek to have an executive compensation program that fosters synergy among our management team, incentivizes our executive officers to achieve our short-term and long-term goals, and fairly rewards our executive officers for corporate and individual performance. In determining the form and amount of compensation payable to our executive officers, we are guided by the following objectives and principles:

•	Team-oriented approach to establishing compensation levels. We believe that it is critical that our executive officers work together as a team to achieve overall corporate goals rather than focusing exclusively on individual departmental objectives.

•	Compensation should relate to performance. We believe that executive compensation should be directly linked to corporate as well as individual performance.

•	Equity awards help executive officers think like stockholders. We believe that our executive officers’ total compensation should have a significant equity component because stock-based awards help reinforce the executive officers’ long-term interest in our overall performance and align the interests of our executive officers with the interests of our stockholders.

•	Total compensation opportunities should be competitive. We believe that our total compensation programs should be competitive so that we can attract, retain, and motivate talented executive officers who will help us to perform better than our competitors.

We target total cash compensation for our executive officers between the 25th and 50th percentiles of our peer group and long-term incentives for our executive officers between the 50th and 75th percentiles of our peer group. Except as described herein, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between cash and non-cash compensation, among different forms of non-cash compensation, or with respect to long-term and short-term performance. The determination of our compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on its views of the relative importance of each component in meeting our overall objectives and factors relevant to the executive officer. Since our initial public offering, cash compensation has played an increasing role in our compensation programs as we have sought to align compensation with our peer group. Nevertheless, equity compensation remains a meaningful element of our compensation philosophy.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation

The compensation committee has principal responsibility for reviewing our executive compensation structure, evaluating performance by our executive officers relative to our corporate objectives, and approving executive compensation. Members of the compensation committee are appointed by our board of directors. In 2014, our compensation committee consisted of Samuel D. Colella (chairman), Evan Jones, John A. Young, and Gerhard F. Burbach. Our compensation committee held five meetings during 2014. Mr. Burbach was appointed as chairman of the compensation committee in February 2015.

Our compensation committee operates under a written charter adopted by our board of directors, which establishes the duties and authority of the compensation committee. A copy of our compensation committee charter is available on our website at http://investors.fluidigm.com/governance.cfm.

The fundamental responsibilities of our compensation committee are to:

•	assist the board of directors in providing oversight of our compensation policies, plans, and benefits programs;

•	assist the board of directors in discharging the board’s responsibilities relating to oversight of the compensation of our executive officers (including officers reporting under Section 16 of the Exchange Act);

•	review and make recommendations to the board of directors with respect to executive officer compensation, plans, policies, and programs; and

•	administer our equity compensation plans for executive officers and employees.

In determining each executive officer’s compensation, our compensation committee reviews our corporate financial performance and financial condition and assesses the performance of the individual executive officers. Individual executive officer performance is evaluated by our chief executive officer, in the case of other executive officers, and by the compensation committee, in the case of our chief executive officer. While our chief executive officer provides input on his compensation, he does not participate in compensation committee or board deliberations regarding his own compensation. Our chief executive officer meets with the compensation committee to discuss executive compensation matters and to make recommendations to the compensation committee with respect to other executive officers. The compensation committee may modify individual compensation components for executive officers and is not bound to accept the chief executive officer’s recommendations. The compensation committee makes all final compensation decisions for our executive officers. In addition, it is the compensation committee’s practice to consult with the independent members of the board of directors prior to making material changes to our compensation policies.

Although we generally make many compensation decisions in the first quarter of the calendar year, the compensation evaluation process is ongoing. Compensation discussions and decisions are designed to promote our fundamental business objectives and strategy. Evaluation of management performance and rewards is performed annually or more often as needed.

2014 Advisory Stockholder Vote on Executive Compensation

We value the opinions of our stockholders. At the 2014 annual meeting of stockholders, more than 98% of the votes cast on the say-on-pay proposal were in favor of our executive compensation program described in last year’s proxy statement. In light of this strong stockholder support, our compensation committee affirmed our general principles and objectives relating to executive compensation and continues to apply such principles and objectives to our executive compensation program.

Executive Compensation Surveys

Our compensation committee has the authority to engage the services of outside consultants. In 2013 and 2014, the compensation committee directly engaged Radford, an independent compensation consulting firm, as its compensation consultant to review our then-existing executive compensation program, assess the competitiveness of such program, and advise our compensation committee on matters related to executive compensation for 2014 and 2015, respectively.

Among other activities, Radford:

•	assisted us in identifying a peer group of companies for purposes of benchmarking our levels of compensation, collectively referred to as the benchmark companies;

•	gathered and analyzed compensation data from available compensation surveys; and

•	assisted us in assessing the competitiveness of our executive officer compensation program and developing a going-forward equity strategy.

Benchmark Companies

2013 Radford Survey for 2014 Executive Compensation. As directed by our compensation committee, in connection with its 2013 survey, Radford reviewed executive compensation data of public medical device and biotechnology companies comparable to us with respect to size based upon information available from Radford’s Global Life Sciences Survey. Radford also reviewed specific peer companies within the medical device and biotechnology industry comparable to us with respect to revenue and market value based upon public SEC filings. The benchmark companies considered by our compensation committee and Radford as part of their 2014 executive compensation assessments were as follows:

Abaxis	Dexcom	Sequenom
ABIOMED	GenMarkDiagnostics	SurModics
Affymetrix	Harvard Bioscience	Zeltiq Aesthetics
Alphatec Spine	Luminex
Cutera	Pacific Biosciences

2014 Radford Survey for 2015 Executive Compensation. As directed by our compensation committee, in connection with its 2014 survey, Radford reviewed companies in medical devices and biotechnology research-related industries that were comparable to us with respect to size, market capitalization, and revenue based upon information available in public filings and from Radford’s Global Life Sciences Survey. The benchmark companies considered by our compensation committee and Radford as part of their 2015 executive compensation assessments were as follows:

Abaxis	GenMark Diagnostics	Sequenom
ABIOMED	Inogen	SurModics
Accelerate Diagnostics	Luminex	Veracyte
Affymetrix	Neogenomics	Zeltiq Aesthetics
AtriCure	Pacific Biosciences

Elements of Executive Compensation

The primary components of our executive compensation program are cash compensation, comprised of base salary and an annual incentive bonus plan, and long-term equity incentive awards. In addition, we have entered into severance and change of control agreements with our executive officers and provide our executive officers with health and other benefits that are generally available to all employees.

Cash Compensation

The first component of our executive compensation program is cash compensation, comprised of base salary and an executive bonus plan. We target total cash compensation for our executive officers between the 25th and 50th percentiles of our peer group.

Base Salary

We pay an annual base salary to each of our executive officers in order to provide them with a fixed rate of cash compensation during the year. Our executive compensation philosophy is team-oriented as our success is dependent on our management team’s ability to work together to accomplish our corporate objectives. Therefore, we seek to provide our non-CEO executive officers with generally comparable levels of base salary.

2014 Base Salary. In February 2014, our compensation committee reviewed our executive officers’ base salaries in light of the 2013 Radford survey and general compensation trends in our industry. The 2013 Radford survey concluded that our 2013 executive base salaries placed us between the 25th and 50th percentiles of the benchmark companies (other than with respect to our chief executive officer’s base salary, which was slightly below the 25th percentile). The compensation committee increased the base salaries of our non-CEO named executive officers between 2.7% and 6.6%, with the exact percentage based principally on maintaining base salaries at roughly the median for the specific position and based in part on individual performance in 2013. The compensation committee increased base salary for our chief executive officer by 15.3%. Mr. Worthington’s larger percentage increase in base salary reflects the fact that his 2013 base salary was substantially below our peer group median and the committee’s continued effort to bring his base salary within the 25th and 50th percentiles of our peer group. The 2014 base salary increases for our named executive officers were made retroactive to January 1, 2014.

2015 Base Salary. In February 2015, our compensation committee again reviewed our executive officers’ base salaries in light of the 2014 Radford survey and general compensation trends in our industry. The 2014 Radford survey concluded that our 2014 executive base salaries placed us at approximately the 50th percentile of the benchmark companies, consistent with our total cash compensation target. The compensation committee increased the base salaries of our named executive officers between 2.0% and 4.0%, with the exact percentage based principally on maintaining base salaries at roughly the median for the specific position and based in part on individual performance in 2014. The 2015 base salary increases for our named executive officers were made retroactive to January 1, 2015.

Base Salary Summary. The table below provides a summary of the base salaries for our named executive officers in 2014 and 2015:

Named Executive Officers	2014 Base Salary Percentage Increase*	2014 Base Salary	2015 Base Salary Percentage Increase*	2015 Base Salary
Gajus V. Worthington President and Chief Executive Officer	15.3%	$490,000	3.0%	$504,700
Vikram Jog Chief Financial Officer	2.7%	$320,000	3.0%	$329,600
Robert C. Jones Executive Vice President, Research and Development	3.9%	$320,000	4.0%	$332,800
William M. Smith Executive Vice President, Legal Affairs and General Counsel	4.2%	$325,000	3.0%	$334,750
Fredric Walder Chief Operating Officer	6.6%	$325,000	2.0%	$331,500

*	Represents percentage of increase over prior year’s base salary.

Executive Bonus Plan

Our executive bonus plan is intended to provide a significant portion of our executive officers’ potential compensation. In contrast to the longer term incentives of equity incentive awards, our bonus program is designed to ensure that our executive officers are focused on our near-term performance and on working together to achieve key identified corporate objectives, typically weighted toward financial objectives, during the applicable fiscal year.

General Terms. Our executive bonus plan creates a structure for our executive officer bonuses from year to year, while allowing the compensation committee to adopt specific programs each year. The executive bonus plan generally provides that executive officers will be eligible for a target bonus based upon the achievement of performance objectives established by the compensation committee. Since 2011, we have established a cash incentive program under the executive bonus plan annually, with payment of awards being determined based all or in part on achievement of performance objectives established by the compensation committee in its discretion. Under this structure, each of our fiscal years constitutes a new performance period under the bonus plan. Corporate goals under the bonus plan have been, and we expect will continue to be, reviewed each year and adjusted to reflect changes in our stage of development, competitive position, and corporate objectives.

Performance Objectives. Under the terms of our bonus plan, any of the following factors may be used as a performance objective:

•    attainment of research and development milestones

•    business divestitures and acquisitions

•    cash flow and/or cash position

•    contract awards or backlog

•    customer renewals

•    customer retention rates from an acquired company, business, unit or division

•    departmental performance

•    earnings (which may include earnings before interest and taxes, earnings before taxes, and net earnings)

•    earnings per share

•    net income, net profit, net sales and/or net revenue

•    new product development

•    new product invention or innovation

•    number of customers

•    operating cash flow, expenses, income and/or margin

•    product defect measures

•    product release timelines

•    productivity

•    profit and/or gross margin

•    publicity or publication goals

•    return on assets, capital, equity, investment and/or sales

•    expenses, overhead or other expense reduction

•    growth in stockholder value relative to the moving average of the S&P 500 Index or another index

•    individual objectives such as peer reviews or other subjective or objective criteria

•    internal rate of return

•    market share

• revenue and/or revenue growth • sales pipeline and orders • sales results and/or growth • stock price • time to market • total stockholder return • working capital

As determined by the compensation committee, performance goals may be based on generally accepted accounting principles, also referred to as GAAP, or based on non-GAAP results. Any actual results may be adjusted by the compensation committee for one-time items or unbudgeted or unexpected items when determining whether performance goals have been met. Goals may be evaluated on the basis of any factors the compensation committee determines relevant and may be on an individual, departmental, or company-wide basis. Performance goals may differ from participant to participant under the executive bonus plan and from award to award. In addition, our compensation committee may adjust the bonus pool established under the plan and any actual awards to be made under the plan, which may be at, below, or above targets established under the plan.

Committee Discretion. Under the executive bonus plan, the compensation committee retains authority to award compensation absent attainment of a relevant performance goal, provide for cash incentive awards in excess of the target base salary percentages, reduce or eliminate awards, or provide for partial payment if performance goals are only partially met, in each case if the compensation committee determines appropriate in its discretion. The compensation committee may determine an adjustment to a bonus payout on the basis of such factors as it deems relevant and is not required to prospectively establish any weighting with respect to the factors it considers. We believe that maintaining this flexibility is helpful in ensuring that executive officers are appropriately compensated for their performance and are neither rewarded nor penalized as a result of unusual circumstances not foreseeable at the time the goals were developed.

2014 Bonus Program. As a part of the 2013 Radford survey on executive compensation, Radford reviewed our 2013 executive bonus plan and concluded that our overall 2013 executive target incentive opportunity of 35% of base salary for non-CEO executive officers and 50% for our chief executive officer placed us between the 25th and 50th percentiles of the benchmark companies (other than our chief executive officer’s bonus potential, which was below the 25th percentile of the benchmark companies).

Bonus Targets. Taking into account the results of the 2013 Radford survey, our compensation committee approved a 2014 executive bonus program in February 2014, which provided a target bonus for our non-CEO named executive officers equal to 42.5% of 2014 base salary with an accelerator provision for potential bonus payouts above target of up to 85% of 2014 base salary. Our chief executive officer’s bonus target was set at 70% of his 2014 base salary, with an accelerator provision for a potential bonus payout above target of up to 140% of 2014 base salary. Our chief executive officer’s 2014 bonus target reflects the committee’s intent to gradually increase our chief executive officer’s target incentive opportunity and total cash compensation to be competitive with the 25th to 50th percentiles of our peer companies. For all named executive officers, the bonus would be based on attainment of our 2014 corporate goals, as may be determined by the compensation committee with input from our chief executive officer.

2014 Corporate Goals. In February 2014, our compensation committee approved our 2014 corporate goals, which included: (i) achieving a specified level of organic (excludes effects relating to the acquisition of DVS Sciences, Inc.) revenue in 2014, (ii) achieving specified levels of organic revenue in each quarter of 2014, (iii) successfully integrating our acquisition of DVS Sciences, Inc., (iv) achieving a specified organic product margin in 2014, (v) successfully completing the relocation of our Singapore manufacturing facility in 2014, and (vi) successfully launching new products in 2014. The compensation committee believed that these goals were achievable with a high level of executive officer performance. The compensation committee gave greater weighting to achieving our organic revenue targets and successfully integrating our acquisition of DVS Sciences, Inc., but retained the discretion to alter these weightings when it ultimately determined bonuses.

Achievement of 2014 Corporate Goals. In February 2015, our compensation committee reviewed our performance in 2014 relative to the corporate objectives identified above. The compensation committee also reviewed each named executive officer’s individual performance based in large part on achievements in the functional department overseen by the respective named executive officer. The committee determined that Fluidigm had met or exceeded its performance objectives relating to organic revenue, organic product margin, and the successful relocation of the Singapore manufacturing facility in 2014. Taking into account all 2014 performance objectives and individual performance, the committee approved bonuses to our named executive officers equal to approximately 60% of the target bonus percentages as set forth in the table below:

Named Executive Officer	Target Bonus	Target Bonus as Percent of 2014 Base Salary	Bonus Awarded	Bonus Awarded as Percent of 2014 Base Salary
Gajus V. Worthington President and Chief Executive Officer	$343,000	70.0%	$206,000	42.0%
Vikram Jog Chief Financial Officer	$136,000	42.5%	$82,000	25.6%
Robert C. Jones Executive Vice President, Research and Development	$136,000	42.5%	$82,000	25.6%
William M. Smith Executive Vice President, Legal Affairs, and General Counsel	$138,125	42.5%	$83,000	25.5%
Fredric Walder Chief Operating Officer	$138,125	42.5%	$83,000	25.5%

2015 Bonus Program. As a part of the 2014 Radford survey on executive compensation, Radford reviewed our 2014 executive bonus plan and concluded that our overall 2014 executive target incentive opportunity of 42.5% of base salary for non-CEO executive officers and 70% for our chief executive officer placed us at approximately the 50th percentiles of the benchmark companies, consistent with our total cash compensation targets as compared to our peer group.

Bonus Targets. In February 2015, our compensation committee approved target bonuses of 42.5% of base salary for non-CEO executive officers and 70% for our chief executive officer for our 2015 performance period, consistent with our 2014 bonus targets. Additionally, the compensation committee approved an accelerator provision for potential bonus payouts to each named executive officer of up to an additional 20% of 2015 base salary and an award of up to 3,000 restricted stock units, which would vest over a period of three years, if the 2015 total revenue performance objective is exceeded. For all named executive officers, the bonus will be based on attainment of our 2015 corporate goals, as may be determined by the compensation committee with input from our chief executive officer.

2015 Corporate Goals. In February 2015, our compensation committee approved our corporate goals for the 2015 performance period, which included: (i) achieving specified quarterly and annual levels of revenue, (ii) successfully launching new products, (iii) achieving specified levels of improvement in sales of consumables, (iv) achieving growth in single-cell product adoption, and (iv) achieving specified non-GAAP product margins. The compensation committee believes that these goals will be achievable with a high level of executive officer performance. The compensation committee gave greater weighting to achieving our revenue targets and successfully launching new products, but retained the discretion to alter these weightings when it ultimately determined bonuses.

Long-Term Equity Incentive Awards

The second component of our executive compensation program includes long-term equity incentive awards. We believe that equity awards are an effective means of aligning the interests of executive officers and stockholders, rewarding executive officers for the company’s success over the long term, and providing executive officers an incentive to remain with us. We have historically granted equity awards to new executive officers upon the commencement of their employment and consider additional grants to existing executive officers annually, based on our overall corporate performance, individual performance, and the executive officers’ existing equity grants and equity holdings. We target long-term incentive compensation for our executive officers between the 50th and 75th percentiles of our peer group.

Forms of Equity Awards

Prior to 2014, our executive officers and employees received equity awards only in the form of stock option grants. In 2014, the compensation committee determined that it was appropriate to begin granting restricted stock units in addition to stock options for both employees and executive officers based upon several factors, including the results of the 2013 Radford survey, which noted that approximately 50% of the benchmark companies granted their executive officers a mix of stock options and restricted stock units, with less than 15% of such companies granting equity awards to executive officers solely in the form of stock options; the competitive dynamics of the markets in which we recruit, with most of our larger competitors offering “full value” awards in the form of restricted stock units; and the more favorable dilutive impact of restricted stock units relative to stock option grants. To remain competitive in our market while furthering our executive compensation principles of directly linking executive compensation to corporate performance, reinforcing our executive officers’ long-term interest in our overall performance, and aligning the interests of our executive officers with the interests of our stockholders, our compensation committee determined that equity awards would be granted to executive officers comprised of stock options and restricted stock units, with a ratio of one restricted stock unit relative to 2.5 stock options granted.

Grants of Equity Awards

2014 Grants. As a part of the 2013 Radford survey on executive compensation, Radford reviewed the stock options awarded to our executive officers in 2013 and concluded that, based on the value of stock options awarded to our executive officers in 2013, our executive equity compensation placed us at the 75th percentile of the benchmark companies and, based on stock options awarded to our executive officers in 2013 as a percent of company ownership, between the 25th and 50th percentiles of the benchmark companies. Based upon the level of attainment of our 2013 corporate goals, each executive officer’s individual and departmental performance in 2013, and information provided by 2013 Radford survey, our compensation committee approved stock option and restricted stock unit awards to our named executive officers in March 2014 as set forth in the table under the subsection entitled “Grant Summary.”

2015 Grants. As a part of the 2014 Radford survey on executive compensation, Radford reviewed the stock options awarded to our executive officers in 2014 as described above. Radford’s review concluded that, based on the value of stock options awarded to our executive officers in 2014, our executive equity compensation placed us at or above the 75th percentile of the benchmark companies. The Radford study found that the value of 2014 equity awards to our executive officers, based upon the grant date fair value of the awards, grew by over 100% from the previous year’s awards, thus outpacing the 75th percentile of benchmark companies. However, the quantity of equity awarded to our executive officers as a percent of total shares outstanding placed us between the 25th and 50th percentile of the benchmark companies. Based upon the level of attainment of our 2014 corporate goals, each executive officer’s individual and departmental performance in 2014, and information provided by 2014 Radford survey, our compensation committee approved stock option and restricted stock unit awards to our named executive officers in February 2015 in the table under the subsection entitled “Grant Summary.”

Grant Summary. The table below provides a summary of grants of equity awards to our named executive officers in 2014 and 2015:

Named Executive Officer	2014		2015
	Stock Options(1)	Restricted Stock Units(2)	Stock Options(3)	Restricted Stock Units(4)
Gajus V. Worthington President and Chief Executive Officer	65,000	26,000	31,100	7,800
Vikram Jog Chief Financial Officer	14,000	5,600	12,000	4,800
Robert C. Jones Executive Vice President, Research and Development	14,000	5,600	12,000	4,800
William M. Smith Executive Vice President, Legal Affairs, and General Counsel	14,000	5,600	12,000	4,800
Fredric Walder Chief Operating Officer	14,000	5,600	12,000	4,800

(1)	Each option vests monthly at a rate of 1/48th of the shares underlying the option, commencing January 1, 2014.
(2)	4/48th of the total number of shares underlying the restricted stock units granted vested on May 20, 2014, and 3/48th of the total number of shares underlying the restricted stock units vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter.
(3)	Each option will vest monthly at a rate of 1/48th of the shares underlying the option, commencing January 1, 2015.
(4)	4/48th of the total number of shares underlying the restricted stock units granted will vest on May 20, 2015, and 3/48th of the total number of shares underlying the restricted stock units will vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter.

Other Benefits

Employment and Severance Agreements

We have entered into employment and severance agreements with each of our executive officers that provide for specified payments and benefits if the executive officer’s employment is terminated without cause, or if the executive officer’s employment is terminated without cause or for good reason within 12 months following a change of control. The terms of these agreements are described under the section entitled “Executive Compensation—Potential Payments upon Termination or Change of Control.” We adopted these arrangements because we recognize that we will from time to time consider the possibility of an acquisition by another company or other change of control transaction and that such consideration can cause such executive officers to consider alternative employment opportunities. Accordingly, our board of directors concluded that it is in the best interests of our company and our stockholders to provide executive officers with certain severance benefits upon termination of employment without cause, or without cause or for good reason following a change of control. Our board determined to provide such executive officers with certain severance benefits upon their termination of employment without cause outside of the change of control context in order to provide executive officers with enhanced financial security and incentive to remain with our company. In addition, we believe that providing for acceleration of options if an executive officer is terminated following a change of control transaction aligns the executive officer’s interest more closely with those of other stockholders when evaluating the transaction rather than putting the executive officer at risk of losing the benefits of those equity incentives.

In determining the amount of cash payments, benefits coverage, and acceleration of vesting to be provided to executive officers upon termination prior to a change of control or within 12 months following a change of control, our board considered the following factors:

•	the expected time required for an executive officer to find comparable employment following a termination event;

•	feedback received from potential candidates for executive officer positions at our company as to the level of severance payments and benefits they would require to leave other employment and join our company;

•	in the context of a change of control, the amount of vesting acceleration that would align the executive officer’s interests more closely with the interests of stockholders when considering a potential change of control transaction; and

•	the period of time following a change of control during which management positions are evaluated and subject to a heightened risk of elimination.

All outstanding options granted to our employees, including our named executive officers, will become fully vested upon a change of control if the options are not assumed by the acquiring company.

In December 2012, we entered into amended and restated employment and severance agreements with each of our executive officers to conform the terms of the agreements to changes in applicable tax and healthcare laws. The amendment and restatement did not affect the economic terms of the agreements.

Additionally, on March 4, 2014, we entered into a letter agreement with William M. Smith, our Executive Vice President, Legal Affairs, General Counsel, and Secretary, pursuant to which Mr. Smith was seconded to serve as President and Acting General Manager of Fluidigm Canada Inc., an Ontario corporation (formerly named DVS Sciences Inc.), our indirect, wholly-owned subsidiary for up to one year. The secondment agreement did not result in any modification to Mr. Smith’s then-current levels of compensation, including his base salary, target bonus potential, or equity compensation. However, as part of the secondment, Mr. Smith received a secondment allowance of up to $125,000 to cover travel and relocation expenses, housing, and other fringe benefits. Mr. Smith also received tax equalization benefits such that his income and social security tax liabilities as a result of the secondment would approximate the amount that he would have paid had he remained in California.

Employee Benefits

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

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, or Section 162(m), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to our chief executive officer and certain of our highly paid executive officers. We can, however, preserve the deductibility of certain performance-based compensation in excess of $1,000,000 if the conditions of Section 162(m) are met. Under applicable tax guidance for newly-public companies, the deduction limitation generally will not apply to compensation paid pursuant to any plan or agreement that existed before the company became publicly held. In addition, compensation provided by newly-public companies through the first stockholder meeting to elect directors after the close of the third calendar year following the year in which the initial public offering occurs (i.e., our 2015 annual meeting of stockholders, or earlier upon the occurrence of certain events (e.g., a material modification of the plan or agreement under which the compensation is granted), will not be included for purposes of the Section 162(m) limit provided the arrangement was adequately described in the prospectus relating to the initial public offering. Accordingly, we believe that deductibility of all income recognized by executive officers pursuant to equity compensation granted by us through the date of our 2015 annual meeting of stockholders will not be limited by Section 162(m). However, deductibility of income recognized by executive officers pursuant to equity compensation granted by us after the date of the 2015 annual meeting of stockholders would be limited by Section 162(m).

While the compensation committee cannot predict how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. The compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our executive officers but intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.

Section 409A of the Internal Revenue Code of 1986, as amended, or Section 409A, imposes additional taxes on certain non-qualified deferred compensation arrangements that do not comply with its requirements. These requirements regulate an individual’s election to defer compensation and the individual’s selection of the timing and form of distribution of the deferred compensation. Section 409A generally also provides that distributions of deferred compensation only can be made on or following the occurrence of certain events (i.e., the individual’s separation from service, a predetermined date, a change in control, or the individual’s death or disability). For certain executive officers, Section 409A requires that such individual’s distribution commence no earlier than six months after such officer’s separation from service. We have and will continue to endeavor to structure our compensation arrangements to comply with Section 409A so as to avoid the adverse tax consequences associated therewith.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee during our last fiscal year (which includes Samuel D. Colella, Evan Jones, John A. Young, and Gerhard F. Burbach) is, or was during 2014, an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

To the extent any members of our compensation committee and affiliates have participated in transactions with us meeting the disclosure requirements of Item 404 of Regulation S-K, their respective transactions are described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – Related Person Transactions.” See also “Item 10. Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors” for further information regarding our compensation committee.

Risk Management Considerations

In setting compensation, our compensation committee strives to create incentives that encourage a level of risk-taking consistent with our business strategy and to encourage a focus on building long-term value that does not encourage excessive risk-taking. In connection with its oversight of compensation-related risks, our compensation committee has reviewed our compensation programs and practices for employees, including executive and non-executive programs and practices. In its review, our compensation committee evaluated whether our policies and programs encourage unnecessary or excessive risk-taking and controls, and how such policies and programs are structured with respect to risks and rewards, as well as controls designed to mitigate any risks. As a result of this review, our compensation committee determined that any risks that may result from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Fluidigm.

Compensation Committee Report

The compensation committee oversees Fluidigm’s compensation policies, plans, and benefit programs. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Fluidigm’s Annual Report on Form 10-K.

The Compensation Committee

Gerhard F. Burbach (Chair)
Samuel D. Colella
Evan Jones
John A. Young

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by Fluidigm under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Fluidigm specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table

The following table provides information regarding the compensation of our chief executive officer, chief financial officer, and each of the next three most highly compensated executive officers during 2014, together referred to as our “named executive officers,” for 2014, 2013, and 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Gajus V. Worthington President and Chief Executive Officer	2014 2013 2012	490,000 425,000 350,000	1,236,300 — —	1,707,359 1,018,223 827,917	206,000 297,500 175,000	— — —		3,639,659 1,740,723 1,352,917

Vikram Jog Chief Financial Officer	2014 2013 2012	320,000 311,576 303,576	266,280 — —	367,739 442,706 331,167	82,000 155,800 91,000	— — —		1,036,019 910,082 725,743

Robert C. Jones Executive Vice President, Research and Development	2014 2013 2012	320,000 308,140 288,140	266,280 — —	367,739 584,371 325,929	82,000 154,100 86,000	— — —		1,036,019 1,046,611 700,069

William M. Smith Executive Vice President, Legal Affairs, and General Counsel	2014 2013 2012	325,000 311,955 300,955	266,280 — —	367,739 486,976 579,542	83,000 156,000 90,000	99,398 — —	(3)	1,141,417 954,931 970,497

Fredric Walder Chief Operating Officer	2014 2013 2012	325,000 304,757 296,757	266,280 — —	367,739 442,706 331,167	83,000 152,400 89,000	— — 8,161	(4)	1,042,019 899,863 725,085

(1)	Amounts represent the aggregate grant date fair value of equity awards granted to the named executive officer in the year indicated calculated in accordance with FASB ASC 718 without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our equity awards.
(2)	The amounts in this column for 2014, 2013, and 2012 represent total performance-based bonuses earned for service rendered during 2014, 2013, and 2012, respectively, under our executive bonus plan for the applicable year. All such amounts were paid subsequent to year end. For a description of our executive bonus plan, please see the section entitled “Executive Bonus Plan” under “Compensation Discussion and Analysis” above.
(3)	Represents amount paid to Mr. Smith for travel and relocation expenses, housing, and other fringe benefits in connection with the letter agreement between Fluidigm and Mr. Smith dated as of March 4, 2014, pursuant to which Mr. Smith was seconded to serve as president and acting general manager of Fluidigm Canada Inc., an Ontario corporation (formerly named DVS Sciences Inc.), an indirect, wholly-owned subsidiary of Fluidigm.
(4)	Represents amount paid to Mr. Walder for reimbursement of relocation costs.

Grants of Plan-Based Awards

The following table presents information concerning each grant of an award made to a named executive officer in 2014 under any plan.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			All Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
			Threshold	Target	Maximum
Gajus V. Worthington	02/10/2014 03/14/2014 03/14/2014	(3) (4) (4)	343,000	343,000	686,000	— — 26,000	— 65,000 —	— 47.55 —	— 1,707,359 1,236,300
Vikram Jog	02/10/2014 03/14/2014 03/14/2014	(3) (4) (4)	136,000	136,000	272,000	— — 5,600	— 14,000 —	— 47.55 —	— 367,739 266,280
Robert C. Jones	02/10/2014 03/14/2014 03/14/2014	(3) (4) (4)	136,000	136,000	272,000	— — 5,600	— 14,000 —	— 47.55 —	— 367,739 266,280
William M. Smith	02/10/2014 03/14/2014 03/14/2014	(3) (4) (4)	138,125	138,125	276,250	— — 5,600	— 14,000 —	— 47.55 —	— 367,739 266,280
Fredric Walder	02/10/2014 03/14/2014 03/14/2014	(3) (4) (4)	138,125	138,125	276,250	— — 5,600	— 14,000 —	— 47.55 —	— 367,739 266,280

(1)	Based upon the closing sale price of our common stock as reported on the NASDAQ Global Select Market on the date of grant.
(2)	Amounts represent the grant date fair value of the equity awards, calculated in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements for a discussion of assumptions made in determining the grant date fair value.
(3)	Corresponds to the date on which our compensation committee set the target bonus amounts payable to each of our named executive officers pursuant to our 2014 executive bonus plan.
(4)	Represents awards granted under our 2011 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning unexercised options and unvested stock awards for each named executive officer outstanding as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Gajus V. Worthington	8,257 8,257 5,780 5,780 15,014 6,142 5,176 6,383 11,560 13,454 5,780 5,203 577 62,708 72,916 55,104 14,895	(1) (1) (1) (1) (1) (1) (1) (1) (1) (1) (1) (1) (1) (2) (3) (4) (5)	— — — — — — — — — — — — — 7,292 27,084 59,896 50,105	4.08 4.08 4.08 4.08 4.08 4.45 4.45 4.45 4.45 4.45 8.37 8.37 8.37 14.60 15.49 16.73 47.55	11/17/2019 11/17/2019 11/17/2019 11/17/2019 11/17/2019 05/07/2017 04/23/2018 04/23/2018 04/23/2018 05/07/2017 01/04/2021 01/04/2021 01/04/2021 05/17/2021 02/17/2022 02/15/2023 03/14/2024	20,584	(6)	694,298	(7)
Vikram Jog	12,500 3,369 3,125 3,208	(2) (3) (4) (5)	4,167 10,834 26,042 10,792	14.60 15.49 16.73 47.55	05/17/2021 02/17/2022 02/15/2023 03/14/2024	4,434	(6)	149,558	(7)
Robert C. Jones	141 5,780 5,780 13,437 21,875 7,291 31,625 3,208	(1) (1) (1) (2) (3) (8) (4) (5)	— — — 1,563 8,125 2,709 34,375 10,792	4.08 8.37 8.37 14.60 15.49 14.55 16.73 47.55	11/17/2019 01/04/2021 01/04/2021 05/17/2021 02/17/2022 03/05/2022 02/15/2023 03/14/2024	4,434	(6)	149,558	(7)
William M. Smith	5,780 2,547 5,176 2,444 5,780 29,833 18,291 26,354 3,208	(1) (1) (1) (1) (1) (2) (3) (4) (5)	— — — — — 4,167 18,959 28,646 10,792	4.08 4.08 4.45 8.37 8.37 14.60 15.49 16.73 47.55	11/17/2019 11/17/2019 04/23/2018 01/04/2021 01/04/2021 05/17/2021 02/17/2022 02/15/2023 03/14/2024	4,434	(6)	149,558	(7)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Fredric Walder	34,534 6,411 73 73 54 54 8,958 29,166 23,958 3,208	(1) (1) (1) (1) (1) (1) (2) (3) (4) (5)	— — — — — — 1,042 10,834 26,042 10,792	4.46 4.46 8.37 8.37 8.37 8.37 14.60 15.49 16.73 47.55	08/26/2020 08/26/2020 01/04/2021 01/04/2021 01/04/2021 01/04/2021 05/17/2021 02/17/2022 02/15/2023 03/14/2024	4,434	(6)	149,558	(7)

(1)	The option is fully vested.
(2)	1/48th of the shares subject to the option vested on June 18, 2011 and each month thereafter such that the option will be fully vested on May 18, 2015.
(3)	1/48th of the shares subject to the option vested on February 17, 2012, and 1/48th of the shares subject to the option vested on March 1, 2012 and each month thereafter, such that the option will be fully vested on January 1, 2016.
(4)	1/48th of the shares subject to the option vested on February 15, 2013, and 1/48th of the shares subject to the option vested on March 1, 2013 and each month thereafter, such that the option will be fully vested on January 1, 2017.
(5)	1/48th of the shares subject to the option vested on February 1, 2014 and each month thereafter such that the option will be fully vested on January 1, 2018.
(6)	4/48th of the shares underlying the restricted stock units vested on May 20, 2014 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested.
(7)	Based on the closing price of our common stock of $33.73 per share on December 31, 2014, as reported on the NASDAQ Global Select Market, and the number of the restricted stock units that had not vested as of December 31, 2014.
(8)	2/48th of the shares subject to the option vested on March 5, 2012, and 1/48th of the shares subject to the option vested on April 1, 2012 and each month thereafter, such that the option will be fully vested on January 1, 2016.

Option Exercises and Stock Vested in 2014

The following table provides additional information about the value realized by the named executive officers on option award exercises and the vesting of restricted stock unit awards during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gajus V. Worthington	39,029	1,204,799	5,416	155,110
Vikram Jog	45,851	762,360	1,116	33,394
Robert C. Jones	6,965	284,205	1,166	33,394
William M. Smith	36,000	1,062,437	1,166	33,394
Fredric Walder	7,342	272,655	1,166	33,394

As of December 31, 2014, our named executive officers had not been awarded any equity awards other than stock options and restricted stock units.

Pension Benefits & Nonqualified Deferred Compensation

We do not provide a pension plan for our employees and no named executive officers participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2014.

Potential Payments Upon Termination or Change of Control

We have entered into employment and severance agreements with each of our named executive officers, which require us to make payments if the named executive officer’s employment with us is terminated in certain circumstances.

Pursuant to our employment and severance agreements with our named executive officers, a “change of control” is defined as the occurrence of the following events:

•	any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act, is or becomes the “beneficial owner,” as such term is defined in Rule 13d-3 under said Act, directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities;

•	a change in the composition of our board occurring within a two-year period, as a result of which fewer than a majority of our directors are “incumbent directors,” which term is defined as either (i) our directors as of the execution date of the relevant agreement or (ii) directors who are elected, or nominated for election, to our board with the affirmative votes of at least a majority of the incumbent directors at the time of such election or nomination (but will not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of our directors);

•	the date of the consummation of our merger or consolidation with any other corporation that has been approved by our stockholders, other than a merger or consolidation that would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by our voting securities or such surviving entity outstanding immediately after such merger or consolidation, or our stockholders approve a plan of our complete liquidation; or

•	the date of the consummation of the sale or disposition by us of all or substantially all of our assets.

Pursuant to our employment and severance agreements with our named executive officers, “cause” is defined as:

•	an act of dishonesty in connection with a named executive officer’s responsibilities as an employee;

•	a conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude;

•	gross misconduct;

•	an unauthorized use or disclosure of any of our proprietary information or of any other party to whom he or she owes an obligation of nondisclosure as a result of his or her relationship with us;

•	a willful breach of any obligations under any written agreement or covenant with us; or

•	a named executive officer’s continued failure to perform his or her employment duties after he or she has received a written demand of performance from us and has failed to cure such non-performance to our satisfaction within 10 business days after receiving such notice.

Pursuant to our employment and severance agreements with our named executive officers, “good reason” means the occurrence of one or more of the following events effected without the named executive officer’s prior consent, provided that he or she terminates his or her employment within one year thereafter:

•	the assignment to the named executive officer of any duties or a reduction of the named executive officer’s duties, either of which significantly reduces his or her responsibilities; provided that the continuance of his or her responsibilities at the subsidiary or divisional level following a change of control, rather than at the parent, combined or surviving company level following such change of control shall not be deemed “good reason” within the meaning of this clause;

•	a material reduction of the named executive officer’s base salary;

•	the relocation of the named executive officer to a facility or a location greater than 50 miles from his or her present location; or

•	a material breach by us of any material provision of the employment and severance agreement.

However, no act or omission by us shall constitute “good reason” if we fully cure that act or omission within 30 days of receiving notice from the named executive officer.

The employment and severance agreements provide that in the event the named executive officer’s employment is terminated by us or our successor without “cause” prior to a “change of control” or after 12 months following a “change of control” and the named executive officer executes a standard release of claims with us, in a form that is acceptable to us and which becomes effective no later than the 60th day following termination of employment, the named executive officer is entitled to receive, in addition to such officer’s salary payable through the date of termination of employment and any other benefits earned and owed through the date of termination, the following cash payments:

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

The employment and severance agreements further provide that in the event the named executive officer’s employment is terminated (i) by us or our successor without “cause” and within 12 months following a “change of control” or (ii) by the executive officer for “good reason” and within 12 months following a “change of control”, and in each case the named executive officer executes a standard release of claims with us, in a form that is acceptable to us and which becomes effective no later than the 60th day following termination of employment, the executive officer is entitled to receive, in addition to such officer’s salary payable through the date of termination of employment and any other benefits earned and owed through the date of termination, the following cash payments and benefits:

•	an amount, payable in a lump sum, equal to the greater of (i) six months of the named executive officer’s base salary in effect immediately prior to the change in control or (ii) six months of the named executive officer’s base salary in effect immediately prior to the time of termination;

•	all outstanding unvested stock options, equity appreciation rights or similar equity awards then held by the named executive officer as of the date of termination will immediately vest and become exercisable as to all shares underlying such options;

•	any shares of restricted stock, restricted stock units and similar equity awards then held by the named executive officer will immediately vest and any of our rights of repurchase or reacquisition with respect to such shares will lapse as to all shares; and

•	reimbursement of costs and expenses incurred by the named executive officer and his or her eligible dependents for coverage under group health plans, policies or arrangements sponsored by us for a period of up to six months, provided that such coverage is timely elected under COBRA or similar applicable state statute.

In December 2012, we entered into amended and restated employment and severance agreements with each of our executive officers to conform the terms of the agreements to changes in applicable tax and healthcare laws. The amendment and restatement did not affect the economic terms of the agreements.

The following table describes the payments and benefits that each of our named executive officers would be entitled to receive pursuant to the employment and severance agreements, assuming that each of the following triggers occurred on December 31, 2014: (i) their employment was terminated without “cause” prior to a “change of control” or after 12 months following a “change of control” and (ii) their employment was terminated without “cause” or by them for “good reason” within 12 months following a “change of control.”

	Employment Terminated without Cause prior to, or more than 12 Months after, a Change of Control		Employment Terminated within 12 Months after a Change of Control (1)
Name	Severance Payments ($)(2)	Health Care Benefits ($)(3)	Equity Acceleration ($)(4)	Severance Payments ($)(2)	Health Care Benefits ($)(3)
Gajus V. Worthington	245,000	13,340	2,346,038	245,000	13,340
Vikram Jog	160,000	13,340	869,600	160,000	13,340
Robert C. Jones	160,000	13,340	963,993	160,000	13,340
William M. Smith	162,500	11,942	1,062,068	162,500	11,942
Fredric Walder	162,500	10,221	809,818	162,500	10,221

(1)	Includes termination of the employee’s employment by the company or its successor without “cause” and termination by the employee for “good reason.”
(2)	The amounts shown in this column are equal to six months of the named executive officer’s base salary as of December 31, 2014.
(3)	The amounts shown in this column are equal to the cost of covering the named executive officer and his or her eligible dependents under our benefit plans for a period of six months, assuming that such coverage is timely elected under COBRA for U.S.-based named executive officers.
(4)	We estimate the value of the acceleration of options and restricted stock units held by the named executive officer based on the closing stock price of our common stock of $33.73 per share on December 31, 2014, as reported on the NASDAQ Global Select Market, and the number of unvested in-the-money options and shares held by such named executive officer as of December 31, 2014.

In addition to the benefits described above, our 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 1999 Stock Option Plan provide for full acceleration of all outstanding options in the event of a change of control of our company where the successor company does not assume our outstanding options and other awards in connection with such acquisition transaction. We estimate the value of this benefit for each named executive officer to be equal to the amount listed above in the column labeled “Equity Acceleration.”

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Compensation Policy

Non-employee directors receive an annual retainer for service on our board of directors and an annual retainer for service on committees of the board as set forth below:

Annual cash retainer for each non-employee director	$40,000
Annual cash retainer for each audit committee member	$10,000
Annual cash retainer for each compensation committee member	$7,000
Annual cash retainer for each nominating and corporate governance committee member	$5,000
Additional cash retainer for chairman of the board	$40,000
Additional cash retainer for chairman of the audit committee	$10,000
Additional cash retainer for chairman of the compensation committee	$8,000
Additional cash retainer for chairman of the nominating and corporate governance committee	$2,500

Additionally, we have adopted an outside director equity compensation policy to formalize the granting of equity compensation to our non-employee directors under our 2011 Equity Incentive Plan. The policy provides for automatic, nondiscretionary grants of nonstatutory stock options, subject to the terms and conditions of the policy and the 2011 Equity Incentive Plan. Nevertheless, non-employee directors remain eligible to receive all types of awards under the 2011 Equity Incentive Plan, except for incentive stock options, and may receive discretionary awards not covered by the policy.

Under the policy, we will automatically grant an option to purchase 20,000 shares of our common stock to anyone who becomes a non-employee director on the date such person first becomes a non-employee director. An employee director who subsequently ceases to be an employee, but remains a director, will not receive such an initial award.

In addition, each non-employee director will be automatically granted an annual stock option to purchase 10,000 shares of our common stock on the date of each annual meeting of stockholders beginning on the date of the first annual meeting of stockholders that is held after such non-employee director received his or her initial award.

The exercise price of all stock options granted pursuant to the policy will be equal to or greater than the fair market value of our common stock on the date of grant. The term of all stock options will be ten years. Subject to the adjustment provisions of the 2011 Equity Incentive Plan, initial awards will vest as to 25% of the shares subject to such awards on each anniversary of the date of grant, provided such non-employee director continues to serve as a director through each such date. Subject to the adjustment provisions of the 2011 Equity Incentive Plan, the annual awards will vest as to 1/12 of the shares subject to such awards each month after the date of grant, provided such non-employee director continues to serve as a director through each such date.

The administrator of the 2011 Equity Incentive Plan in its discretion may change or otherwise revise the terms of awards granted under the outside director equity compensation policy.

In the event of a “change of control,” as defined in our 2011 Equity Incentive Plan, with respect to awards granted under the 2011 Equity Incentive Plan to non-employee directors, the participant non-employee director will fully vest in and have the right to exercise awards as to all shares underlying such award regardless of performance goals, vesting criteria, or other conditions.

2014 Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for the year ended December 31, 2014. The table excludes Mr. Worthington, who is a named executive officer and did not receive any compensation from us in his role as a director in 2014.

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Gerhard F. Burbach	57,000	128,671	185,671
Samuel D. Colella	102,500	128,671	231,171
Evan Jones	57,000	128,671	185,671
Patrick S. Jones	60,000	128,671	188,671
John A. Young	52,000	128,671	180,671

(1)	Amounts represent the aggregate grant date fair value of the option award calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

Director Equity Awards

The aggregate number of shares underlying stock options outstanding at December 31, 2014 for each non-employee director was as follows:

Aggregate Number of Shares Underlying Stock Options Outstanding as of December 31, 2014
Gerhard F. Burbach	52,000
Samuel D. Colella	63,340
Evan Jones	76,000
Patrick S. Jones	76,000
John A. Young	63,340

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and restricted stock units granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise / Vesting of Outstanding Options and Rights (a)(4)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders
1999 Stock Option Plan (1)	17,355	$7.31	—
2009 Equity Incentive Plan (2)	462,787	$6.02	—
2011 Equity Incentive Plan (3)	3,158,051	$22.70	507,232
Equity compensation plans not approved by security holders	—	$—	—

Total	3,638,193	$20.50	507,232

(1)	The 1999 Stock Option Plan was replaced by the 2009 Equity Incentive Plan in April 2009. A total of 381,495 shares remaining available for grant under the 1999 Stock Option Plan were transferred to the 2009 Equity Incentive Plan and the 1999 Stock Option Plan was terminated for any new grants.
(2)	The 2009 Equity Incentive Plan was replaced by the 2011 Equity Incentive Plan in February 2011. A total of 55,423 shares remaining available for grant under the 2009 Equity Incentive Plan were transferred to the 2011 Equity Incentive Plan and the 2009 Equity Incentive Plan was terminated for any new grants.
(3)	The 2011 Equity Incentive Plan provides that the number of shares available for issuance under the plan will include an annual increase on the first day of each fiscal year beginning in 2012, equal to the least of: (a) 1,000,000 shares; (b) 4.0% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; or (c) such other amount as our board of directors may determine. Pursuant to the provision, an additional 1,000,000 shares became available for issuance under the 2011 Equity Incentive Plan, effective January 1, 2015.
(4)	This column does not reflect awards of options assumed in acquisitions where the plans governing the awards were not available for future awards as of December 31, 2014. As of December 31, 2014, individual awards of options to purchase a total of 97,945 shares were outstanding pursuant to awards assumed in connection with our acquisition of DVS Sciences, Inc. and granted under DVS’s 2010 Equity Incentive Plan at a weighted-average exercise price of $3.53.

Security Ownership of Certain Beneficial Owners and Management

Except as indicated by the footnotes below, the following table sets forth information as of February 28, 2015 concerning:

•	Each person who we know beneficially owns more than five percent of our common stock;

•	Each of our directors and nominees for the board of directors;

•	Each of our named executive officers; and

•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o Fluidigm Corporation, 7000 Shoreline Court, Suite 100, South San Francisco, California 94080.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 28,553,488 shares of common stock outstanding at February 28, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable, options held by that person that are exercisable within 60 days of February 28, 2015, and restricted stock units that are scheduled to vest within 60 days of February 28, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The information provided in the table is based on our records, information filed with the SEC, and information provided to Fluidigm, except where otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned	Options Exercisable and Restricted Stock Units Vesting Within 60 Days	Total Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with PRIMECAP Management Company (1)	3,726,832	—	3,726,832	13.05%
Entities affiliated with Prudential Financial, Inc. (2)	3,087,827	—	3,085,827	10.81%
Entities affiliated with JPMorgan Chase & Co. (3)	2,931,598	—	2,931,598	10.27%
Entities affiliated with Franklin Resources, Inc. (4)	2,308,761	—	2,308,761	8.09%
Entities affiliated with OrbiMed Advisors LLC (5)	2,136,200	—	2,136,200	7.48%
Wasatch Advisors, Inc. (6)	1,993,579	—	1,993,579	6.98%
Entities affiliated with Next Century Growth Investors, LLC (7)	1,753,841	—	1,753,841	6.14%
Directors and Named Executive Officers:
Gajus V. Worthington (8)	37,423	322,097	359,520	1.25%
Gerhard F. Burbach (9)	—	36,166	36,166	*
Samuel D. Colella (10)	25,234	9,166	34,400	*
Vikram Jog (11)	3,005	31,002	34,007	*
Evan Jones (12)	71,951	75,166	147,117	*
Patrick S. Jones (13)	—	75,166	75,166	*
Robert C. Jones (14)	947	83,137	84,084	*
William M. Smith (15)	922	106,752	107,674	*
Fredric Walder (16)	1,516	116,739	118,255	*
John A. Young (17)	849	62,506	63,355	*
All directors and executive officers as a group (11 persons) (18)	143,363	1,017,172	1,160,535	3.92%

*	Less than one percent.
(1)	Based in part on the most recently available Schedule 13G filed with the SEC. PRIMECAP Management Company, or PRIMECAP, is an investment advisor in accordance with Rule 13d-1(b). The address of PRIMECAP is 225 South Lake Ave., #400, Pasadena, CA 91101.
(2)	Based solely on the most recently available Schedule 13Gs filed with the SEC. Consists of 3,085,827 shares held by investment companies, insurance separate accounts, and institutional clients, collectively referred to as the Managed Portfolios, for which Jennison Associates LLC, or Jennison, furnishes investment advice, and 2,000 shares beneficially owned by Quantitative Management Associates LLC, or QMA. As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the shares held by such Managed Portfolios. Prudential Financial, Inc., or Prudential Financial, indirectly owns 100% of equity interests of Jennison and QMA. As a result, Prudential Financial may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Jennison may have with respect to the shares. Jennison does not file jointly with Prudential Financial and the shares reported on Jennison’s 13G may be included in the shares reported on the 13G filed by Prudential Financial. The address of Jennison is 466 Lexington Avenue, New York, NY 10017. The address of Prudential Financial is 751 Broad Street, Newark, NJ 07102.

(3)	Based solely on the most recently available Schedule 13G filed with the SEC. Consists of shares held by JPMorgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., JPMorgan Asset Management (UK) Ltd., and JPMorgan Asset Management (Canada) Inc., collectively referred to as the JPMorgan Entities. JPMorgan Chase & Co. is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) of the Exchange Act with respect to the JPMorgan Entities and may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power with respect to the shares. The address of the entities affiliated with JPMorgan Chase & Co. is 270 Park Avenue, New York, NY 10017.
(4)	Based solely on the most recently available Schedule 13G filed with the SEC. The shares are beneficially owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries, or the Investment Management Subsidiaries, of Franklin Resources, Inc., or FRI. The Investment Management Subsidiaries may be deemed to be the beneficial owners of the shares. Charles B. Johnson and Rupert H. Johnson, Jr., or the Principal Shareholders, each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. The address of FRI, Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. is One Franklin Parkway, San Mateo, CA 94403.
(5)	Based solely on the most recently available Schedule 13G filed with the SEC. Consists of 878,000 shares held by OrbiMed Advisors LLC and 1,258,200 shares held by OrbiMed Capital LLC on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, such securities. Samuel D. Isaly is a control person of OrbiMed Advisors LLC and OrbiMed Capital LLC in accordance with Rule 13d-1(b) and Rule 13d-1(k). OrbiMed Advisors LLC and OrbiMed Capital LLC are investment advisors in accordance with Rule 13d-1(b) and Rule 13d-1(k). The address of the entities affiliated with OrbiMed Advisors LLC is 601 Lexington Avenue, 54th Floor, New York, NY 10022.
(6)	Based solely on the most recently available Schedule 13G filed with the SEC. Consists of shares held by Wasatch Advisors, Inc., or Wasatch, a registered investment advisor under the Investment Advisers Act of 1940, as amended. The address of Wasatch is 505 Wakara Way, Salt Lake City, UT 84108.
(7)	Based solely on the most recently available Schedule 13G filed with the SEC. Next Century Growth Investors, LLC, or Next Century, is an investment advisor and a parent holding company or control person in accordance with Rule 13d-1(b). The shares are held in investment advisory accounts of Next Century and, as a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares. The shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by (a) Next Century by virtue of its investment discretion and/or voting power over client securities, which may be revoked; and (b) Thomas L. Press, Director, Chairman, and Chief Executive Officer of Next Century, and Robert E. Scott, Director and President of Next Century, as a result of their positions with and ownership positions in Next Century, which could be deemed to confer upon each of them voting and/or investment power over the shares. The address of Next Century, Thomas L. Press, and Robert E. Scott is 5500 Wayzata Blvd., Suite 1275, Minneapolis, MN 55416.
(8)	Consists of 33,029 shares held of record by the Worthington Family Trust dated March 6, 2007, of which Mr. Worthington is a trustee, and options to purchase 322,097 shares of common stock that are exercisable within 60 days of February 28, 2015.
(9)	Consists of options to purchase 36,166 shares of common stock that are exercisable within 60 days of February 28, 2015.
(10)	Consists of 19,673 shares held by The Colella Family Trust U/D/T dated September 21, 1992, of which Mr. Colella is a trustee; 5,561 shares held by The Colella Family Partners, L.P., of which Mr. Colella is a general partner; and options to purchase 9,166 shares of common stock held by Mr. Colella that are exercisable within 60 days of February 28, 2015.
(11)	Consists of 2,061 shares held by the Vikram and Pratima Jog Family Trust U/A dated June 23, 2009, of which Mr. Jog is a trustee, and options to purchase 31,002 shares of common stock that are exercisable within 60 days of February 28, 2015.
(12)	Consists of 71,951 shares held of record by jVen Capital, LLC, of which Mr. Jones is a managing member, and options to purchase 75,166 shares of common stock that are exercisable within 60 days of February 28, 2015.
(13)	Consists of options to purchase 75,166 shares of common stock that are exercisable within 60 days of February 28, 2015.
(14)	Consists of options to purchase 83,137 shares of common stock that are exercisable within 60 days of February 28, 2015.
(15)	Consists of options to purchase 106,752 shares of common stock that are exercisable vesting within 60 days of February 28, 2015.
(16)	Consists of options to purchase 116,739 shares of common stock that are exercisable vesting within 60 days of February 28, 2015.
(17)	Consists of 849 shares held of record by the Young Family Trust dated September 8, 1986, of which Mr. Young is a trustee, and options to purchase 62,506 shares of common stock that are exercisable within 60 days of February 28, 2015.

(18)	Consists of 143,363 shares beneficially owned by current directors and executive officers, and options held by current directors and executive officers to purchase 1,017,172 shares of common stock that are exercisable within 60 days of February 28, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain holders of our common stock that provides for certain rights relating to the registration of their shares of common stock, including those issued upon conversion of their previously-held preferred stock.

Change in Control Agreements

We have entered into agreements providing termination and change of control benefits to our executive officers as described in the section entitled “Potential Payments Upon Termination or Change of Control” above.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our directors, executive officers, and certain controlling persons. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors, executive officers, and certain controlling persons to the fullest extent permitted by Delaware law.

Acquisition of DVS Sciences, Inc.

We closed our acquisition of DVS Sciences, Inc., or DVS, on February 13, 2014. Mark S. Colella, the son of our chairman, Samuel D. Colella, is an employee of 5AM Venture Management LLC, or 5AM Ventures, with the title of Principal. 5AM Ventures is an affiliate of and provides management services to 5AM Ventures III LP and 5AM Co-Investors III LP, which we refer to collectively as the 5AM Shareholders and which are shareholders of DVS. Mark S. Colella is not a managing member in 5AM Ventures and has no power to exercise voting control over shares held by 5AM Shareholders. However, Mark S. Colella has a capital and carry interest in 5AM Partners III LLC, the General Partner of each of the 5AM Shareholder entities, through which he holds an indirect economic interest in the shares of DVS held by 5AM Shareholders, which we believe would be valued at not more than approximately $30,000 (assuming realization of proceeds by 5AM Shareholders equal to their pro-rata of the aggregate merger consideration of approximately $207.5 million and prior to anticipated adjustments specified in the merger agreement).

OpGen Supply Agreement

In December 2013, OpGen, Inc., or OpGen, purchased a Biomark HD system and related consumables from us. Evan Jones, a member of our board of directors, is the President and Chief Executive Officer of OpGen, a member of OpGen’s board of directors, and a substantial stockholder in OpGen. OpGen’s purchase price for the Biomark HD system was approximately $221,000. In March 2014, we entered into a supply agreement with OpGen with respect to OpGen’s purchases of consumables for use with the system. OpGen’s aggregate purchases under the supply agreement during the year ended December 31, 2014 totaled approximately $121,000. We believe that our transactions with OpGen were on commercially reasonable terms no less favorable to us than could have been obtained from unaffiliated third parties. The terms of these transactions have been approved and ratified by our audit committee without the participation of Mr. Jones.

In addition, through its affiliated funds, Versant Ventures, a venture capital firm for which the chairman of our board of directors, Samuel D. Colella, serves as a managing member, is a significant stockholder in OpGen. Mr. Colella does not serve on the board of directors of OpGen and is not involved in its operations. We do not believe that our transactions with OpGen constitute “related person transactions” within the meaning of Item 404 of Regulation S-K as they pertain to Mr. Colella, but as part of our governance policy, Versant’s relationship with OpGen was disclosed to our audit committee in connection with its consideration of the transactions described above.

Policy Concerning Audit Committee Approval of Related Person Transactions

Our board of directors and audit committee have adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of any of the foregoing persons, are not permitted to enter into any transaction with us for which disclosure would be required under Item 404 of Regulation S-K, referred to as a related person transaction, without the review and approval or ratification of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any related person transaction must be presented to our audit committee for review, consideration and approval or ratification. In approving or rejecting any such related person transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

As a company listed on NASDAQ, we are required under the NASDAQ listing requirements to maintain a board comprised of a majority of “independent directors,” as determined affirmatively by our board. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of our audit, compensation, and nominating and corporate governance committees be independent. Our board of directors determined that a majority of our directors during 2014 were “independent directors” as defined under applicable NASDAQ rules, including Gerhard F. Burbach, Samuel D. Colella, Evan Jones, Patrick S. Jones, and John A. Young.

In February 2015, our board of directors undertook another review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Gerhard F. Burbach, Samuel D. Colella, Evan Jones, Patrick S. Jones, and John A. Young, representing a majority of our directors, are “independent directors” as defined under applicable NASDAQ rules. Gajus V. Worthington is not considered an independent director because of his positions as our president and chief executive officer.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table sets forth the aggregate fees for audit services provided by Ernst &Young LLP for the years ended December 31, 2014 and December 31, 2013:

	2014	2013
Audit fees (1)	$1,178,551	$981,294
Audit-related fees (2)	100,000	—
Tax fees	—	—
All other fees (3)	539,750	2,790

Total fees	$1,718,301	$984,084

(1)	Audit fees consist of fees billed or to be billed by Ernst &Young LLP for professional services rendered for the audit of our annual consolidated financial statements for 2014 and 2013, respectively; for review of our 2014 and 2013 quarterly financial statements, respectively; and for the audit of DVS opening balance sheet.
(2)	Audit-related fees consist of fees billed for review and testing of DVS purchase accounting.
(3)	For 2014, all other fees were mainly for review of our convertible senior notes offering and acquisition of DVS on February 4, 2014 and February 13, 2014, respectively. For 2013, includes annual subscription fee for online research tool.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board, or PCAOB, regarding auditor independence, our audit committee has responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The audit committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.

All of the services of Ernst & Young LLP for 2014 and 2013 described above were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number	Description	Incorporated by Reference From Form

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: April 29, 2015	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gajus V. Worthington	President and Chief Executive Officer (Principal Executive Officer); Director	April 29, 2015
Gajus V. Worthington

/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2015
Vikram Jog

*	Chairman of the Board of Directors	April 29, 2015
Samuel D. Colella

*	Director	April 29, 2015
Gerhard F. Burbach

*	Director	April 29, 2015
Evan Jones

*	Director	April 29, 2015
Patrick S. Jones

*	Director	April 29, 2015
John A. Young

*	By:	/s/ Vikram Jog
Vikram Jog, as attorney in fact

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith