Form 10-Q
period 2015-03-31
FLUIDIGM CORP
filed 2015-05-11
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 28,784,622 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$36,982	$33,713
Short-term investments	79,424	81,588
Accounts receivable (net of allowances of $76 at March 31, 2015 and $120 at December 31, 2014)	19,577	22,384
Inventories	17,394	15,991
Prepaid expenses and other current assets	1,856	2,221
Total current assets	155,233	155,897
Long-term investments	18,508	27,499
Property and equipment, net	14,053	13,889
Other non-current assets	3,729	3,966
Developed technology, net	99,400	102,200
Goodwill	104,108	104,108
Total assets	$395,031	$407,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,502	$5,919
Accrued compensation and related benefits	4,840	6,874
Other accrued liabilities	7,216	9,664
Deferred revenue, current portion	7,346	6,928
Total current liabilities	24,904	29,385
Convertible notes, net	195,512	195,455
Deferred tax liability	25,344	26,152
Deferred revenue, net of current portion	5,096	4,357
Other non-current liabilities	1,722	1,791
Total liabilities	252,578	257,140
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2015 and December 31, 2014; 28,715 and 28,341 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	29	28
Additional paid-in capital	469,132	461,362
Accumulated other comprehensive loss	(600)	(794)
Accumulated deficit	(326,108)	(310,177)
Total stockholders’ equity	142,453	150,419
Total liabilities and stockholders’ equity	$395,031	$407,559
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product revenue	$26,646	$25,449
License revenue	83	112
Grant revenue	—	163
Total revenue	26,729	25,724
Costs and expenses:
Cost of product revenue	10,646	8,704
Research and development	9,990	7,646
Selling, general and administrative	20,094	15,257
Acquisition-related expenses	—	10,696
Total costs and expenses	40,730	42,303
Loss from operations	(14,001)	(16,579)
Interest expense	(1,453)	(1,026)
Other (expense) income, net	(1,120)	48
Loss before income taxes	(16,574)	(17,557)
Benefit from income taxes	643	2,143
Net loss	$(15,931)	$(15,414)
Net loss per share, basic and diluted	$(0.56)	$(0.57)
Shares used in computing net loss per share, basic and diluted	28,468	26,900
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(15,931)	$(15,414)
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	55	1
Foreign currency translation adjustment	139	(29)
Other comprehensive income (loss), net of tax	194	(28)
Total comprehensive loss	$(15,737)	$(15,442)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(15,931)	$(15,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,338	920
Stock-based compensation expense	4,068	3,379
Acquisition-related share-based awards acceleration expense	—	2,648
Amortization of developed technology	2,800	1,400
Non-cash charges for sale of inventory revalued at the date of acquisition	—	517
Changes in assets and liabilities:
Accounts receivable, net	3,096	(601)
Inventories	(1,321)	(2,511)
Prepaid expenses and other current assets	422	(435)
Other non-current assets	150	(3,103)
Accounts payable	(512)	2,514
Deferred revenue	1,294	949
Other current liabilities	(4,328)	(552)
Other non-current liabilities	(876)	(258)
Net cash used in operating activities	(9,800)	(10,547)
Investing activities
Acquisition, net of cash acquired	—	(113,190)
Purchases of investments	—	(15,003)
Proceeds from sales and maturities of investments	11,100	8,775
Purchase of intangible assets	(120)	—
Purchases of property and equipment	(909)	(1,813)
Net cash provided by (used in) investing activities	10,071	(121,231)
Financing activities
Proceeds from issuance of convertible notes, net	—	195,212
Proceeds from exercise of stock options	3,732	2,287
Net cash provided by financing activities	3,732	197,499
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(734)	42
Net increase in cash and cash equivalents	3,269	65,763
Cash and cash equivalents at beginning of period	33,713	35,261
Cash and cash equivalents at end of period	$36,982	$101,024

Supplemental cash flow information:
Issuance of common stock and options related to acquisition	$—	$78,196
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC.
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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options, restricted stock units and restricted stock awards	3,940	3,927
Convertible notes	3,598	3,598
Total	7,538	7,525

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(49)	$(745)	$(794)
Other comprehensive income	55	139	194
Balance at March 31, 2015	$6	$(606)	$(600)
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction (See Note 4).
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It will be effective for our interim and annual financial statements beginning in the first quarter of 2016 and early adoption is permitted. We will apply the guidance in ASU 2015-03 in our financial statements commencing in the first quarter of 2016, which will result in a reclassification of approximately $1.0 million from Other assets to Convertible notes, net.

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
In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. We used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (DVS) (See Note 4). Interest expense related to the Notes was approximately $1.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Approximately $2.8 million of accrued interest under the Notes became due and was paid during the three months ended March 31, 2015.

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
Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million as of the Acquisition Date, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, were deposited into escrow. These shares comprise a portion of the merger consideration and are being held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the Acquisition Date, subject to any then pending indemnification claims. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015 (Initial Release Date), and the balance of the shares would

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

become eligible for release on August 13, 2015, provided that in each case shares will continue to be held in escrow in amounts that we may reasonably determine in good faith to be necessary to satisfy any claims for which we have delivered a notice of claim which has not been fully resolved between us and the representative of the former stockholders of DVS (Stockholder Representative). Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the merger agreement. On April 9, 2015, the Stockholder Representative provided notices objecting to our claims. We are currently in discussions with the Stockholder Representative regarding the claims. Pursuant to the terms of the merger agreement, if the parties do not reach an agreement by May 9, 2015, either party may seek to resolve the dispute by filing an action with the Court of Chancery of the State of Delaware. As of the date of this filing, no shares have been released from the escrow, and we cannot predict whether the dispute will result in litigation, whether we would prevail in any such litigation, and whether and to what extent we will be able to recover shares from the escrow.

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
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of March 31, 2015 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(12,600)	$99,400	10
We recognized $2.8 million and $1.4 million in intangible asset amortization expense during the three months ended March 31, 2015 and 2014, respectively.
The $104.1 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not expected to be deductible for income tax purposes. There were no changes in goodwill between December 31, 2014 and March 31, 2015.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Acquisition Costs
Acquisition-related expenses were $10.7 million for the three months ended March 31, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the condensed consolidated statements of operations.

5. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$5,953	$4,670
Work-in-process	3,322	3,524
Finished goods	8,119	7,797
	$17,394	$15,991
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer equipment and software	$4,144	$3,905
Laboratory and manufacturing equipment	18,875	17,592
Leasehold improvements	5,519	4,988
Office furniture and fixtures	1,702	1,804
	30,240	28,289
Less accumulated depreciation and amortization	(17,299)	(16,360)
Construction-in-progress	1,112	1,960
Property and equipment, net	$14,053	$13,889
Intangible Assets

The total intangible assets, which includes developed technology as a result of the DVS acquisition and other intangible assets included in Other non-current assets, was $101.1 million as of March 31, 2015. The estimated future amortization expense of intangible assets as of March 31, 2015 is as follows (in thousands):

Amount
2015 (remainder of year)	$8,748
2016	11,496
2017	11,481
2018	11,417
2019	11,326
Thereafter	46,654
$101,122

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

6. Fair Value of Financial Instruments
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
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$15,898	$—	$—	$15,898	$10,220	$—	$—	$10,220
U.S. government and agency securities	—	97,932	—	97,932	—	109,087	—	109,087
Total assets measured at fair value	$15,898	$97,932	$—	$113,830	$10,220	$109,087	$—	$119,307
There were no transfers in and out of Level I and Level II fair value measurement categories during the three months ended March 31, 2015 and 2014, and there were no changes in the valuation techniques used.
The following is a summary of investments at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$97,926	$12	$(6)	$97,932

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$109,136	$3	$(52)	$109,087

The contractual maturity dates of $79.5 million of our investments are within one year from March 31, 2015. The contractual maturity dates of our remaining securities are less than eighteen months from March 31, 2015.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three months ended March 31, 2015 and 2014. None of these investments have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the Notes is based on a market approach. The estimated fair value was approximately $213.8 million (par value $201.3 million) as of March 31, 2015 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following is a summary of our cash and cash equivalents (in thousands):

	March 31, 2015	December 31, 2014
Cash	$21,084	$23,493
Money market funds	15,898	10,220
Cash and cash equivalents	$36,982	$33,713

7. Commitments and Contingencies

Operating Leases
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, $0.2 million of which was unused by March 31, 2015 and will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.3 million as of March 31, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.6 million as of March 31, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew the Singapore Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Singapore Lease). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore will terminate the June 2014 Singapore Lease on June 30, 2015. The total future minimum lease payments which will be paid through June 2022, are approximately $4.5 million as of March 31, 2015.
In connection with our acquisition of DVS (See Note 4), we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and January 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $368,000 as of March 31, 2015.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three months ended March 31, 2015 and 2014, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$1,178	$344
Warranty accrual, net	(114)	767
Ending balance	$1,064	$1,111

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

8. Stock-Based Compensation
During the three months ended March 31, 2015 and 2014, we granted certain employees options to purchase 276,000 and 352,000 shares of common stock, respectively. The options granted during the three months ended March 31, 2015 had exercise prices ranging from $38.53 to $44.20 and a total grant date fair value of $5.5 million. The options granted during the three months ended March 31, 2014 had exercise prices ranging from $44.07 to $47.55 and a total grant date fair value of $9.2 million.
During the three months ended March 31, 2015 and 2014, we granted certain employees 349,000 and 285,000 restricted stock units, respectively. The restricted stock units granted during the three months ended March 31, 2015 had fair market values ranging from $37.45 to $44.20 and a total grant date fair value of $14.3 million. The restricted stock units granted during the three months ended March 31, 2014 had fair market values ranging from $42.43 to $47.55 and a total grant date fair value of $13.2 million. The fair value of restricted stock units is determined based on the value of the underlying common stock on the date of grant.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $4.1 million and $3.4 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had $18.0 million and $24.2 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.6 years and 3.5 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of March 31, 2015, we had $0.8 million and $0.02 million of unrecognized stock-based compensation costs related to the assumed stock options and restricted stock, respectively, which are expected to be recognized over a remaining weighted average period of 1.5 years and 0.1 years, respectively.

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
The following table presents our product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$13,711	$11,238
Europe	6,916	6,382
Japan	1,873	4,354
Asia-Pacific	3,332	2,092
Other	814	1,383
Total	$26,646	$25,449
Our license and grant revenues are primarily generated in the United States. No individual customer represented more than 10% of our revenues for the three month periods ended March 31, 2015 and 2014.

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
“Fluidigm,” the Fluidigm logo, “Access Array,” “Biomark,” “C1,” “CyTOF,” “Delta Gene,” “EP1,” “Juno,” and “SNP Type,” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.
In this Form 10-Q, “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.
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
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our proteomics analytical instruments are manufactured at our facility in Canada. We also manufacture IFCs for research and development, assays, and reagents at our facilities in South San Francisco, California.
Our total revenue grew from $71.2 million in 2013 to $116.5 million in 2014 (including $20.7 million in revenue from the sales of CyTOF 2 systems and related consumables following our acquisition of DVS in February 2014), and for the three months ended March 31, 2015, our total revenue was $26.7 million. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2015, our accumulated deficit was $326.1 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26, 2015.
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2015 and 2014, and as a percentage of total revenue for the respective periods ($ in thousands):

	Three Months Ended
	March 31,
	2015	2015	2014	2014
Revenue:
Total revenue	$26,729	100%	$25,724	100%
Costs and expenses:
Cost of product revenue	10,646	40	8,704	34
Research and development	9,990	37	7,646	30
Selling, general and administrative	20,094	75	15,257	59
Acquisition-related expenses	—	—	10,696	41
Total costs and expenses	40,730	152	42,303	164
Loss from operations	(14,001)	(52)	(16,579)	(64)
Interest expense	(1,453)	(6)	(1,026)	(4)
Other (expense) income, net	(1,120)	(4)	48	—
Loss before income taxes	(16,574)	(62)	(17,557)	(68)
Benefit from income taxes	643	2	2,143	8
Net loss	$(15,931)	(60)%	$(15,414)	(60)%
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Instruments	$15,820	$15,107
Consumables	10,826	10,342
Product revenue	26,646	25,449
License revenue	83	112
Grant revenue	—	163
Total revenue	$26,729	$25,724

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented ($ in thousands):

	Three Months Ended March 31,
	2015		2014
United States	$13,711	51%	$11,238	44%
Europe	6,916	26%	6,382	25%
Japan	1,873	7%	4,354	17%
Asia-Pacific	3,332	13%	2,092	8%
Other	814	3%	1,383	6%
Total	$26,646	100%	$25,449	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers in each of the periods presented comprised 11% and 19% of our total revenue in the three months ended March 31, 2015 and 2014, respectively.

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
Total Revenue
Total revenue increased by $1.0 million, or 4%, to $26.7 million for the three months ended March 31, 2015, compared to $25.7 million for the three months ended March 31, 2014.
Product Revenue
Product revenue increased by $1.2 million, or 5%, to $26.6 million for the three months ended March 31, 2015, compared to $25.4 million for the three months ended March 31, 2014.
Instrument revenue increased by $0.7 million, or 5%, primarily driven by higher unit sales of our preparatory systems, including the C1 system and the recently introduced Juno system; increased revenue from service offerings; higher unit sales of the EP1 system; and to a lesser extent, increased unit sales of the CyTOF 2 system and contributions from our other new products. The revenue increase was partially offset by a significant decrease in unit sales of Biomark HD systems and negative effects of foreign currency of $0.8 million.
Consumables revenue increased by $0.5 million, or 5%, primarily due to growth in C1 IFC unit sales volume, higher antibody consumable sales, and to a lesser extent, higher sales of reagents. The revenue increase was partially offset by a decrease in analytical IFC unit volume and assay sales and negative effects of foreign currency of $0.7 million. Annualized IFC pull-through for our genomics analytical systems was below our historical range of $40,000 to $50,000 per system due to volatility based on timing of large production genomics customer purchases, within our expected range of $15,000 to $25,000 per system for our genomics preparatory systems, and within the historical range of $50,000 to $70,000 per system for our proteomics analytical systems. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
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
We did not receive any grant revenue for the three months ended March 31, 2015. Grant revenue was $0.2 million for the three months ended March 31, 2014.

Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of product revenue	$10,646	$8,704
Product margin	60%	66%
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
Cost of product revenue increased by $1.9 million, or 22%, to $10.6 million for the three months ended March 31, 2015 from $8.7 million for the three months ended March 31, 2014. Cost of product revenue for the three months ended March 31, 2015 includes $2.8 million of amortization of acquired intangible assets resulting from our acquisition of DVS Sciences, Inc., or DVS, an increase of $1.4 million when compared to the comparable period in 2014, partially offset by charges from inventory step-up expensed during 2014 related to the acquisition of approximately $0.5 million. Overall cost of product revenue as a percentage of related revenue was 40% and 34%, including 10.5 and 7.5 percentage points related to these charges, for the three months ended March 31, 2015 and 2014, respectively. Product margin declined 6 percentage points for the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily because of the net increase in acquisition-related charges described above, net negative effects of foreign currency exchange rate changes on revenues and production costs, higher consumables manufacturing costs, and higher stock based compensation expenses; partially offset by higher service revenue margin, and lower instrument warranty and royalty costs.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$9,990	$7,646
Selling, general and administrative	20,094	15,257
Total	$30,084	$22,903
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
Research and development expense increased $2.3 million, or 31%, to $10.0 million for the three months ended March 31, 2015, compared to $7.6 million for the three months ended March 31, 2014, primarily because of higher headcount and compensation-related costs of $1.2 million, increases in lab supplies and equipment costs of $0.7 million, and other expenses of $0.4 million. These increases resulted from additional expenses to support the growth of our business and the development of our products and services, including additional expenses relating to the acquired DVS operations for the full quarter in 2015 compared to a partial quarter in the prior year.
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
Selling, general and administrative expense for the three months ended March 31, 2015 increased $4.8 million, or 32%, to $20.1 million, compared to $15.3 million for the three months ended March 31, 2014, primarily driven by higher headcount and compensation-related costs of $3.5 million, increases in legal, accounting and other outside services costs of $0.7 million, increases in facilities leasing costs of $0.6 million, and increases in travel and related costs of $0.2 million, partly offset by integration-related costs of $0.3 million incurred in the prior year. These increases resulted from additional expenses to expand our worldwide commercial capabilities and support our growth, including additional expenses relating to the acquired DVS operations for the full quarter in 2015 compared to a partial quarter in the prior year. We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Acquisition-Related Expenses
Acquisition-related expenses of $10.7 million incurred during the three months ended March 31, 2014 primarily included accelerated vesting of certain DVS restricted stock and stock options, and consulting, legal, and investment banking fees relating to our acquisition of DVS.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense	$(1,453)	$(1,026)
Other (expense) income, net	(1,120)	48
Total	$(2,573)	$(978)
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
Interest expense for the three months ended March 31, 2015 increased by $0.4 million compared to the three months ended March 31, 2014 due to accrual of interest under the terms of the Notes for a full quarter in 2015, as compared to a partial quarter in 2014.
Other expense for the three months ended March 31, 2015 increased by $1.1 million compared to the three months ended March 31, 2014 primarily due to $1.3 million of losses from revaluation of certain foreign currency denominated assets and liabilities due to strengthening of the U.S. dollar during the first quarter of 2015 compared to 2014.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2015, our principal sources of liquidity consisted of $37.0 million of cash and cash equivalents and $97.9 million of investments. As of March 31, 2015, our working capital excluding deferred revenue totaled $137.7 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flow summary
Net cash used in operating activities	$(9,800)	$(10,547)
Net cash used in investing activities	10,071	(121,231)
Net cash provided by financing activities	3,732	197,499
Net decrease in cash and cash equivalents	3,269	65,763
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
Net cash used in operating activities was $9.8 million for the three months ended March 31, 2015, compared to $10.5 million for the three months ended March 31, 2014, a decrease of $0.7 million. The cash used in operating activities in the first three months of 2015 resulted from a net loss of $15.9 million, adjusted for $8.2 million in non-cash charges and a $2.1 million net increase in working capital. The significant non-cash charges included stock-based compensation expense, amortization of intangible assets, and depreciation and amortization. The net increase in working capital was driven primarily by a net decrease in other liabilities and accounts payable, and increased inventory balances, partially offset by a decrease in accounts receivable, prepaid and other assets, and an increase in deferred revenue. Our net loss, adjusted for non-cash and non-operating items, and deferred revenue increased by $1.4 million for the three months ended March 31, 2015 compared to the same period in 2014, which included $10.7 million of acquisition related charges. This was primarily due to increased operating expenses, including a full quarter impact of the acquired DVS operations in 2015, as compared to a partial quarter impact in 2014.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term and long-term investments, and capital expenditures for manufacturing, laboratory, and computer equipment and software to support our expanding infrastructure and work force. We expect to continue to expand our manufacturing capability, including improvements in manufacturing productivity, and expect to incur additional costs for capital expenditures related to these efforts in future periods. In addition, we expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our growth.
Net cash provided by investing activities was $10.1 million during the three months ended March 31, 2015. Net cash provided by investing activities primarily consisted of $11.1 million of proceeds from sales and maturities of investments, partially offset by capital expenditures of $0.9 million and purchase of intangible assets $0.1 million primarily to support growth in our employee base worldwide and our growth in manufacturing operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $3.7 million during the three months ended March 31, 2015 and consists of proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At March 31, 2015, our working capital excluding deferred revenue was $137.7 million, including cash, cash equivalents, and short-term investments of $116.4 million. We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions.
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
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations and Commitments
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, $0.2 million of which was unused by March 31, 2015 and will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.3 million as of March 31, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.6 million as of March 31, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew the Singapore Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Singapore Lease). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore will terminate the June 2014 Singapore Lease on June 30, 2015. The total future minimum lease payments, which will be paid through June 2022, are approximately $4.5 million as of March 31, 2015.
In connection with our acquisition of DVS (as discussed in Note 4 of our notes to the condensed consolidated financial statements), we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and January 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $368,000 as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We experienced foreign currency losses of $1.3 million for the three months ended March 31, 2015 primarily due to the strengthening of the U.S. dollar, whereas the impact of foreign currency fluctuations in the three months ended March 31, 2014 was not material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity
We had cash and cash equivalents of $37.0 million at March 31, 2015. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $97.9 million in investments at March 31, 2015 held primarily in U.S. government and agency securities. The contractual maturity dates of $79.5 million of our U.S. government and agency securities are within one year from March 31, 2015. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from March 31, 2015. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year due to a number of factors, and a significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price.

Our revenue, results of operations and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this historical trend resumed in 2015, and we expect it to continue. Additionally, for the quarter ended March 31, 2015, we experienced a year-over-year revenue growth rate that was substantially lower than revenue growth rates experienced in other periods since our initial public offering. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations and rates of revenue growth, if any. Since our initial public offering, we have experienced significant revenue growth, and we may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations. We expect that our sales will continue to fluctuate on an annual and quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $15.9 million, $52.8 million, and $16.5 million during the three months ended March 31, 2015 and years 2014 and 2013, respectively. As of March 31, 2015, we had an accumulated deficit of $326.1 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.

As of March 31, 2015, we had approximately $205.2 million of intangible assets, net of amortization, and goodwill. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.

If our research and product development efforts do not result in commercially viable products within anticipated timelines, if at all, our business and results of operations will be adversely affected.

Our business is dependent on the improvement of our existing products, our development of new products to serve existing markets, and our development of new products to create new markets and applications that were previously not practical with existing systems. We intend to devote significant personnel and financial resources to research and development activities designed to advance the capabilities of our technology. We have developed design rules for the implementation of our technology that are frequently revised to reflect new insights we have gained about the technology. In addition, we have discovered that biological or chemical reactions sometimes behave differently when implemented on our systems rather than in a standard laboratory environment. Furthermore, many such reactions take place within the confines of single cells, which have also demonstrated unexpected behavior when grown and manipulated within microfluidic environments. As a result, research and development efforts may be required to transfer certain reactions and cell handling techniques to our systems. In the past, product development projects have been significantly delayed when we encountered unanticipated difficulties in implementing a process on our systems. We may have similar delays in the future, and we may not obtain any benefits from our research and development activities. Any delay or failure by us to develop and release new products or product enhancements would have a substantial adverse effect on our business and results of operations.

If one or more of our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our instruments, IFCs, assays, and/or reagents and, as a result, our business will be harmed until we are able to secure a new facility.

We manufacture all of our genomics analytical and preparatory instruments and integrated fluidic circuits, or IFCs, for commercial sale at our facility in Singapore, our proteomics analytical instruments for commercial sale at our facility in Canada, and our assays and reagents for commercial sale at our facility in South San Francisco. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

Our reliance on single and sole source suppliers and assembly service providers also subjects us to other risks that could harm our business, including the following:

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

Being a medical device manufacturer and seeking approval and/or clearance for our products by the U.S. Food and Drug Administration, or FDA, and foreign regulatory authorities will take significant time and expense and may not result in FDA clearance or approval for the intended uses we believe are commercially attractive. If our products are successfully approved and/or cleared, we will be subject to ongoing and extensive regulatory requirements, which would increase our costs and divert resources away from other projects. If we fail to comply with these requirements, our business and financial condition could be adversely impacted.

Our products are currently labeled, promoted and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies for research purposes only, or RUO, and cannot be used for diagnostic tests or as medical devices as currently marketed. Before we can begin to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or pre-market approval from the FDA, unless an exception applies.

We recently announced our plan to register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment within the next 12 months. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and most of the requirements of the FDA’s Quality System Regulations, or QSRs, we will be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

In addition, we plan to submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selected basis. Although we plan to submit 510(k)s, it is possible that the FDA will take the position that a more burdensome premarket application, such as a premarket approval application or a de novo application is required for some of our products. If such applications are required, greater time and investment would be required to obtain FDA approval. Even if the FDA agrees that a 510(k) is appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval may be denied for some or all of our products.

Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

If we receive regulatory clearance or approval for our products, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our manufacturing operations. In addition, we may be required to obtain a new 510(k) clearance before we can introduce subsequent modifications or improvements to our products. We may also be subject to additional FDA post-marketing obligations, any or all of which would increase our costs and divert resources away from other projects. If we are not able to maintain regulatory compliance with applicable laws, we may be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or may be subject to fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

We intend to seek similar regulatory clearance or approval for our products in countries outside of the United States. Sales of our products outside the United States will be subject to foreign regulatory requirements, which vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to commercialize our products for diagnostic use outside of the United States.
Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies, before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.

As products that are currently labeled, promoted and intended for RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The FDA held a public workshop and accepted comments on the two draft guidance documents and is currently assessing next steps for the regulation of LDTs. At the same time, various legislative proposals have been floated that would take differing approaches to the regulation of LDTs. It is also possible that companies or associations will attempt to bring litigation against the FDA arguing that the FDA lacks legal authority over LDTs. We cannot predict how these various efforts will be resolved, how FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

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

If the FDA modifies its approach to our products labeled and intended for RUO, or otherwise determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon our customers’ use of our products for clinical diagnostic or therapeutic purposes, before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, if the FDA determines that our products labeled for RUO were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall or other enforcement action.

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

Additionally, as a result of our acquisition of DVS Sciences Inc. (now Fluidigm Sciences Inc.), key Fluidigm Sciences employees became entitled to receive a portion of the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. In particular, we have identified several key Fluidigm Sciences employees, including key scientific and technical employees, who have been important to the development of Fluidigm Sciences’ products and technologies, and we have implemented employment compensation arrangements in connection with the acquisition to ensure these individuals’ continued employment with us. We cannot provide assurances that these arrangements will sufficiently incentivize these key employees to remain with us. If these key employees depart, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the acquisition.

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

During the three months ended March 31, 2015 and years 2014 and 2013, approximately 49%, 49%, and 48% , respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, experienced foreign currency losses of $1.3 million, $1.1 million, and $0.5 million for the three months ended March 31, 2015 and years ended December 31, 2014 and 2013, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

We are subject to risks related to taxation in multiple jurisdictions and if taxing authorities disagree with our interpretations of existing tax laws or regulations, our effective income tax rate could be adversely affected and we could have additional tax liability.

We are subject to income taxes in both the United States and certain foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. For example, we have made certain interpretations of existing tax laws or regulations based upon the operations of our business internationally and we have implemented intercompany agreements based upon these interpretations and related transfer pricing analyses. If the U.S. Internal Revenue Service or other taxing authorities disagree with the positions, our effective income tax rate could be adversely affected and we could have additional tax liability, including interest and penalties. We are currently reviewing our corporate structure and tax positions and such review may result in a change in how we structure our international business operations, which may have an adverse effect on our income tax liability. Our effective income tax rate could also be adversely affected by changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Payment of additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

In addition, Fluidigm Sciences’ licensors may generally terminate the applicable license agreement for uncured material breaches or if Fluidigm Sciences becomes insolvent, makes an assignment for the benefit of creditors, or has a petition in bankruptcy filed against it. Termination of material license agreements for any reason, including as a result of failure to obtain a required consent to assignment or as a result of an inability to negotiate a new or extended license where required, would result in a material loss of rights by us and would be expected to have a material adverse effect on our business, operating results, and financial condition. In particular, any such termination could prevent us from manufacturing and selling our products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. While we do not believe that any existing material in-license agreements require the consent of the licensor in order for us to rely on these licenses, the question is not free from doubt, and one or more of our licensors could contend that the failure to obtain their consent constituted a breach or default under the applicable license agreement or require the negotiation of a new license. In particular, in May 2014, we received a written notice of PerkinElmer’s position that the license agreement between Fluidigm Canada and PerkinElmer requires, as a result of the acquisition, that PerkinElmer consent to negotiate a commercially reasonable license to Fluidigm. We continue to disagree with PerkinElmer's position concerning the impact of the acquisition on the license agreement and are currently in negotiations with PerkinElmer in an attempt to resolve this matter. In addition, we are evaluating alternative strategies and potential actions relating to our interests in the licensed intellectual property.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of March 31, 2015, we had 28,715,358 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 62% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of March 31, 2015, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 63% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 5. Other Information.

After 15 years of service as our general counsel and more recently also as our executive vice president, legal affairs, William M. Smith has agreed with the company to increase his responsibility for operational and business development matters at Fluidigm. As previously disclosed, from February 2014 through October 2014, Mr. Smith led the operational and administrative aspects of integration of DVS Sciences, Inc. following its acquisition, and our chief executive officer has recently assigned him additional business development responsibility for our proteomics business.  In connection with these new responsibilities, we anticipate that Mr. Smith will step down as our executive vice president, legal affairs and general counsel.  Although no timeline has been established for Mr. Smith to relinquish his responsibility as our general counsel, we anticipate that his job function will increasingly focus on non-legal matters over time.

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

FLUIDIGM CORPORATION

Dated: May 11, 2015	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: May 11, 2015	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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