Form 10-Q
period 2015-06-30
FLUIDIGM CORP
filed 2015-08-10
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 28,713,113 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$23,745	$33,713
Short-term investments	76,181	81,588
Accounts receivable (net of allowances of $76 at June 30, 2015 and $120 at December 31, 2014)	21,786	22,384
Inventories	18,817	15,991
Prepaid expenses and other current assets	2,851	2,221
Total current assets	143,380	155,897
Long-term investments	27,119	27,499
Property and equipment, net	14,102	13,889
Other non-current assets	3,820	3,966
Developed technology, net	96,600	102,200
Goodwill	104,108	104,108
Total assets	$389,129	$407,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,964	$5,919
Accrued compensation and related benefits	5,047	6,874
Other accrued liabilities	10,372	9,664
Deferred revenue, current portion	7,547	6,928
Total current liabilities	28,930	29,385
Convertible notes, net	195,569	195,455
Deferred tax liability	24,381	26,152
Deferred revenue, net of current portion	4,933	4,357
Other non-current liabilities	2,099	1,791
Total liabilities	255,912	257,140
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2015 and December 31, 2014; 28,880 and 28,341 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	29	28
Additional paid-in capital	475,229	461,362
Accumulated other comprehensive loss	(697)	(794)
Accumulated deficit	(341,344)	(310,177)
Total stockholders’ equity	133,217	150,419
Total liabilities and stockholders’ equity	$389,129	$407,559
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$28,558	$27,479	$55,204	$52,928
License revenue	60	74	143	186
Grant revenue	—	54	—	217
Total revenue	28,618	27,607	55,347	53,331
Costs and expenses:
Cost of product revenue	11,965	9,955	22,611	18,659
Research and development	10,090	11,374	20,080	19,020
Selling, general and administrative	21,222	18,655	41,316	33,912
Acquisition-related expenses	—	—	—	10,696
Total costs and expenses	43,277	39,984	84,007	82,287
Loss from operations	(14,659)	(12,377)	(28,660)	(28,956)
Interest expense	(1,451)	(1,415)	(2,904)	(2,441)
Other (expense) income, net	608	(18)	(512)	30
Loss before income taxes	(15,502)	(13,810)	(32,076)	(31,367)
Benefit from income taxes	266	1,128	909	3,271
Net loss	$(15,236)	$(12,682)	$(31,167)	$(28,096)
Net loss per share, basic and diluted	$(0.53)	$(0.45)	$(1.09)	$(1.03)
Shares used in computing net loss per share, basic and diluted	28,803	27,960	28,636	27,389
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(15,236)	$(12,682)	$(31,167)	$(28,096)
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	20	(41)	75	(40)
Foreign currency translation adjustment	(117)	98	22	70
Other comprehensive income (loss), net of tax	(97)	57	97	30
Total comprehensive loss	$(15,333)	$(12,625)	$(31,070)	$(28,066)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(31,167)	$(28,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,779	1,842
Stock-based compensation expense	8,706	9,256
Acquisition-related share-based awards acceleration expense	—	2,648
Amortization of developed technology	5,600	4,200
Non-cash charges for sale of inventory revalued at the date of acquisition	—	682
Other non-cash items	230	67
Changes in assets and liabilities:
Accounts receivable, net	843	4,892
Inventories	(3,147)	(5,709)
Prepaid expenses and other current assets	(584)	6
Other non-current assets	(163)	(1,161)
Accounts payable	451	2,183
Deferred revenue	1,285	2,001
Other current liabilities	(999)	765
Other non-current liabilities	(1,463)	(3,811)
Net cash used in operating activities	(17,629)	(10,235)
Investing activities
Acquisition, net of cash acquired	—	(113,190)
Purchases of investments	(33,731)	(86,793)
Proceeds from sales and maturities of investments	39,376	24,461
Purchase of intangible assets	(120)	—
Purchases of property and equipment	(2,310)	(4,563)
Net cash provided by (used in) investing activities	3,215	(180,085)
Financing activities
Proceeds from issuance of convertible notes, net	—	195,212
Proceeds from exercise of stock options	5,128	3,457
Net cash provided by financing activities	5,128	198,669
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(682)	71
Net (decrease) increase in cash and cash equivalents	(9,968)	8,420
Cash and cash equivalents at beginning of period	33,713	35,261
Cash and cash equivalents at end of period	$23,745	$43,681

Supplemental cash flow information:
Issuance of common stock and options related to acquisition	$—	$78,196
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.
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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options, restricted stock units and restricted stock awards	3,814	3,972	3,814	3,972
Convertible notes	3,598	3,598	3,598	3,598
Total	7,412	7,570	7,412	7,570

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(49)	$(745)	$(794)
Other comprehensive income	55	139	194
Balance at March 31, 2015	$6	$(606)	$(600)
Other comprehensive (loss) income	20	(117)	(97)
Balance at June 30, 2015	$26	$(723)	$(697)
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
In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. We used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (DVS) (See Note 4). Interest expense related to the Notes was approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2015. Interest expense related to the Notes was approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2014. Approximately $2.8 million of accrued interest under the Notes became due and was paid during the six months ended June 30, 2015.

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
The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The measurement period for the acquisition ended on February 12, 2015. The aggregate purchase price was determined to be $199.9 million, as detailed in the table below (in thousands):

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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Fluidigm equivalent share-based awards as of the Acquisition Date was estimated using the Black-Scholes valuation model.
Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million as of the Acquisition Date, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, were deposited into escrow (Escrowed Shares). The Escrowed Shares comprised a portion of the merger consideration and were being held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the Acquisition Date, subject to any then pending indemnification claims. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015 (Initial Release Date), and the balance of the shares would become eligible for release on August 13, 2015, provided that in each case shares will continue to be held in escrow in amounts that we may reasonably determine in good faith to be necessary to satisfy any claims for which we have delivered a notice of claim which has not been fully resolved between us and the representative of the former stockholders of DVS (Stockholder Representative). Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the merger agreement. On April 9, 2015, the Stockholder Representative provided notices objecting to our claims. In July 2015, we entered into a settlement agreement with the Stockholder Representative regarding the claims (Settlement Agreement). Pursuant to the terms of the Settlement Agreement, the parties agreed to release approximately 80% of the Escrowed Shares to the former stockholders of DVS, and the remaining approximately 20% of the Escrowed Shares to Fluidigm, which were canceled and returned to the status of authorized and unissued shares. Additionally, the parties agreed to, among other things, release various claims and waive certain rights with respect to the merger agreement. The Escrowed Shares returned will be accounted for in the third quarter of fiscal 2015, as the transaction was entered into subsequent to the period ended June 30, 2015.

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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table provides details of intangible assets acquired in connection with the DVS acquisition as of June 30, 2015 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(15,400)	$96,600	10
We recognized $2.8 million and $5.6 million in intangible asset amortization expense during the three and six months ended June 30, 2015, respectively. We recognized $2.8 million and $4.2 million in intangible asset amortization expense during the three and six months ended June 30, 2014, respectively.
The $104.1 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not expected to be deductible for income tax purposes. There were no changes in goodwill between December 31, 2014 and June 30, 2015.

Acquisition Costs
Acquisition-related expenses were $10.7 million for the six months ended June 30, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the condensed consolidated statements of operations. No such costs were incurred in fiscal year 2015 or in the three months ended June 30, 2014.

5. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$6,631	$4,670
Work-in-process	3,054	3,524
Finished goods	9,132	7,797
	$18,817	$15,991
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment and software	$4,880	$3,905
Laboratory and manufacturing equipment	20,107	17,592
Leasehold improvements	5,528	4,988
Office furniture and fixtures	1,103	1,804
	31,618	28,289
Less accumulated depreciation and amortization	(18,328)	(16,360)
Construction-in-progress	812	1,960
Property and equipment, net	$14,102	$13,889

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Intangible Assets

The total intangible assets, which includes developed technology as a result of the DVS acquisition and other intangible assets included in Other non-current assets, was $98.1 million as of June 30, 2015. The estimated future amortization expense of intangible assets as of June 30, 2015 is as follows (in thousands):

Amount
2015 (remainder of year)	$5,749
2016	11,496
2017	11,481
2018	11,417
2019	11,325
Thereafter	46,654
$98,122

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
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$10,729	$—	$—	$10,729	$10,220	$—	$—	$10,220
U.S. government and agency securities	—	103,300	—	103,300	—	109,087	—	109,087
Total assets measured at fair value	$10,729	$103,300	$—	$114,029	$10,220	$109,087	$—	$119,307
There were no transfers in and out of Level I and Level II fair value measurement categories during the six months ended June 30, 2015 and 2014, and there were no changes in the valuation techniques used.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following is a summary of investments at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$103,272	$32	$(4)	$103,300

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$109,136	$3	$(52)	$109,087

The contractual maturity dates of $76.3 million of our investments are within one year from June 30, 2015. The contractual maturity dates of our remaining securities are less than eighteen months from June 30, 2015.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three and six months ended June 30, 2015 and 2014. None of these investments have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the Notes is based on a market approach. The estimated fair value was approximately $175.3 million (par value $201.3 million) as of June 30, 2015 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

The following is a summary of our cash and cash equivalents (in thousands):

	June 30, 2015	December 31, 2014
Cash	$13,016	$23,493
Money market funds	10,729	10,220
Cash and cash equivalents	$23,745	$33,713

7. Commitments and Contingencies

Operating Leases
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, $0.2 million of which was unused by June 30, 2015 and will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.2 million as of June 30, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.5 million as of June 30, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew the Singapore Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Singapore Lease). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore terminated the June 2014 Singapore Lease as of June 30, 2015. The total future minimum lease payments which will be paid through June 2022, are approximately $4.5 million as of June 30, 2015.
In connection with our acquisition of DVS (See Note 4), we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and January 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $290,000 as of June 30, 2015.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and six months ended June 30, 2015 and 2014, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$1,064	$1,111	$1,178	$344
Warranty accrual, net	(12)	(16)	(126)	751
Ending balance	$1,052	$1,095	$1,052	$1,095

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

8. Stock-Based Compensation
During the three and six months ended June 30, 2015, we granted certain employees options to purchase 50,000 and 326,000 shares of common stock, respectively. The options granted during the three months ended June 30, 2015 had exercise prices ranging from $23.64 to $37.46 and a total grant date fair value of $0.6 million. The options granted during the six months ended June 30, 2015 had exercise prices ranging from $23.64 to $44.20 and a total grant date fair value of $6.1 million.
During the three and six months ended June 30, 2015, we granted certain employees 40,000 and 389,000 restricted stock units, respectively. The restricted stock units granted during the three months ended June 30, 2015 had fair market values ranging from $23.64 to $37.46 and a total grant date fair value of $1.1 million. The restricted stock units granted during the six months ended June 30, 2015 had fair market values ranging from $23.64 to $44.20 and a total grant date fair value of $15.4 million. The fair value of restricted stock units is determined based on the value of the underlying common stock on the date of grant.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $4.6 million and $5.9 million during the three months ended June 30, 2015 and 2014, respectively. We recognized stock-based compensation expense of $8.7 million and $9.3 million during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had $15.8 million and $22.3 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.5 years and 3.3 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of June 30, 2015, we had $0.5 million of unrecognized stock-based compensation costs related to the assumed stock options, which are expected to be recognized over a remaining weighted average period of 1.4 years.

9. Income Taxes
The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. We recorded a tax benefit of $0.3 million and $0.9 million for the three and six months ended June 30, 2015, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations. The tax benefit of $1.1 million and $3.3 million for the three and six months ended June 30, 2014, respectively, was primarily attributable to the release of the valuation allowance associated with our California deferred tax assets upon recording the foreign and California deferred tax liabilities arising from the DVS acquisition and the deferred tax liabilities arising from amortization of acquired intangible assets.

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
The following table presents our product revenue by geography based on the billing address of our customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$14,219	$14,200	$27,930	$25,438
Europe	9,013	7,532	15,928	13,914
Japan	935	358	2,809	4,712
Asia-Pacific	2,782	4,612	6,114	6,704
Other	1,609	777	2,423	2,160
Total	$28,558	$27,479	$55,204	$52,928
Our license and grant revenues are primarily generated in the United States. No individual customer represented more than 10% of our revenues for the three and six month periods ended June 30, 2015 and 2014.

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
“Fluidigm,” the Fluidigm logo, “Access Array,” “Biomark,” “C1,” “Callisto,” “CyTOF,” “Delta Gene,” “EP1,” “Helios,” “Juno,” “Polaris,” and “SNP Type,” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.
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
Our total revenue grew from $71.2 million in 2013 to $116.5 million in 2014 (including $20.7 million in revenue from the sales of CyTOF 2 systems and related consumables following our acquisition of DVS Sciences, Inc., or DVS, in February 2014), and for the six months ended June 30, 2015, our total revenue was $55.3 million. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2015, our accumulated deficit was $341.3 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26, 2015.
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and six months ended June 30, 2015 and 2014, and as a percentage of total revenue for the respective periods ($ in thousands):

	Three Months Ended				Six months ended
	June 30,				June 30,
	2015	2015	2014	2014	2015	2015	2014	2014
Revenue:
Total revenue	$28,618	100%	$27,607	100%	$55,347	100%	$53,331	100%
Costs and expenses:
Cost of product revenue	11,965	42	9,955	36	22,611	41	18,659	35
Research and development	10,090	35	11,374	41	20,080	36	19,020	36
Selling, general and administrative	21,222	74	18,655	68	41,316	76	33,912	64
Acquisition-related expenses	—	—	—	—	—	—	10,696	20
Total costs and expenses	43,277	151	39,984	145	84,007	153	82,287	155
Loss from operations	(14,659)	(51)	(12,377)	(45)	(28,660)	(53)	(28,956)	(55)
Interest expense	(1,451)	(5)	(1,415)	(5)	(2,904)	(5)	(2,441)	(4)
Other (expense) income, net	608	2	(18)	—	(512)	(1)	30	—
Loss before income taxes	(15,502)	(54)	(13,810)	(50)	(32,076)	(59)	(31,367)	(59)
Benefit from income taxes	266	1	1,128	4	909	2	3,271	6
Net loss	$(15,236)	(53)%	$(12,682)	(46)%	$(31,167)	(56)%	$(28,096)	(53)%
Revenue
We generate revenue from sales of our products, license agreements, and government grants. Our product revenue consists of sales of instruments and related services, and consumables, including IFCs, assays, and other reagents. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Instruments	$17,437	$15,370	$33,257	$30,477
Consumables	11,121	12,109	21,947	22,451
Product revenue	28,558	27,479	55,204	52,928
License revenue	60	74	143	186
Grant revenue	—	54	—	217
Total revenue	$28,618	$27,607	$55,347	$53,331

The following table presents our product revenue by geography and as a percentage of total product revenue by geography based on the billing address of our customers for each period presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
United States	$14,219	50%	$14,200	52%	$27,930	51%	$25,438	48%
Europe	9,013	31%	7,532	27%	15,928	29%	13,914	26%
Japan	935	3%	358	1%	2,809	5%	4,712	9%
Asia-Pacific	2,782	10%	4,612	17%	6,114	10%	6,704	13%
Other	1,609	6%	777	4%	2,423	4%	2,160	4%
Total	$28,558	100%	$27,479	100%	$55,204	100%	$52,928	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue from our five largest customers comprised 18% and 15% of our total revenue in the three and six months ended June 30, 2015, respectively, and 21% and 17% in the three and six months ended June 30, 2014, respectively.
We currently expect revenues for the second half of 2015 to be lower, compared to the corresponding period of 2014.

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014
Total Revenue
Total revenue increased by $1.0 million, or 4%, to $28.6 million for the three months ended June 30, 2015, compared to $27.6 million for the three months ended June 30, 2014.
Product Revenue
Product revenue increased by $1.1 million, or 4%, to $28.6 million for the three months ended June 30, 2015, compared to $27.5 million for the three months ended June 30, 2014.
Instrument revenue increased by $2.1 million, or 13%, to $17.4 million, primarily driven by higher unit sales of our CyTOF systems, which includes the recently introduced Helios system; contributions from new products, such as the Juno and the recently introduced Polaris systems; and increased service revenues. These revenue increases were partially offset by decreases in unit sales of Biomark HD, C1 and Access Array systems, as well as negative effects of foreign currency of $1.3 million.

Consumables revenue decreased by $1.0 million, or 8%, to $11.1 million, primarily represented by decreases in sales of our analytical IFCs, and to a lesser extent, decreases in sales of our Access Array IFCs; antibodies; assays; and reagents. These decreases were partially offset by increases in sales of C1 IFCs. In addition, negative effects of foreign currency reduced consumables revenues by $0.6 million. Annualized IFC pull-through for our genomics analytical systems was below our historical range of $40,000 to $50,000 per system based on lower production genomics customer purchases, and we currently expect genomics analytical IFC pull-through to be between $25,000 and $35,000 per system per year. IFC pull-through for our genomics preparatory systems was within our expected range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was within the historical range of $50,000 to $70,000 per system per year. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
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
We did not receive any grant revenue for the three months ended June 30, 2015. Grant revenue was $0.2 million for the three months ended June 30, 2014.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented ($ in thousands):

	Three Months Ended June 30,
	2015	2014
Cost of product revenue	$11,965	$9,955
Product margin	58%	64%
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
Cost of product revenue increased by $2.0 million, or 20%, to $12.0 million for the three months ended June 30, 2015 from $10.0 million for the three months ended June 30, 2014. Cost of product revenue for the three months ended June 30, 2015 and 2014 includes $2.8 million of amortization of acquired intangible assets resulting from our acquisition of DVS. Overall cost of product revenue as a percentage of related revenue was 42% and 36%, including 9.8% and 10.1% related to these charges, for the three months ended June 30, 2015 and 2014, respectively. Product margins declined 6 percentage points during the three months ended June 30, 2015 compared to the corresponding period in 2014, primarily due to the impact of higher instrument manufacturing costs, driven by overall lower volume of production, and a change in sales mix. The margins were also impacted to a lesser extent by higher stock-based compensation expenses and higher warranty costs.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2015	2014
Research and development	$10,090	$11,374
Selling, general and administrative	21,222	18,655
Total	$31,312	$30,029
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
Research and development expense decreased $1.3 million, or 11%, to $10.1 million for the three months ended June 30, 2015, compared to $11.4 million for the three months ended June 30, 2014, mainly representing reduced stock-based compensation expenses of $1.8 million primarily due to the full vesting of equity awards issued in connection with the DVS acquisition, which occurred prior to the second quarter of 2015 according to their vesting terms, and outside services costs of $0.2 million, partially offset by increases in compensation costs of $0.2 million due to higher headcount and project-related costs of $0.3 million.
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
Selling, general and administrative expense for the three months ended June 30, 2015 increased $2.6 million, or 14%, to $21.2 million, compared to $18.7 million for the three months ended June 30, 2014, primarily driven by increases in legal and other outside services costs of $1.9 million, higher headcount and compensation-related costs of $0.9 million, and increases in depreciation expenses of $0.3 million, partly offset by a decrease in marketing services and tradeshow expenses of $0.5 million and integration-related costs of $0.2 million. We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Three Months Ended June 30,
	2015	2014
Interest expense	$(1,451)	$(1,415)
Other (expense) income, net	608	(18)
Total	$(843)	$(1,433)
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
Other income for the three months ended June 30, 2015 increased by $0.6 million compared to the three months ended June 30, 2014 primarily due to $0.6 million of income from revaluation of certain foreign currency denominated assets and liabilities due to strengthening of foreign currencies against the U.S. dollar during the second quarter of 2015, compared to the first quarter of 2015. There was no similar strengthening of foreign currencies in the second quarter of 2014.
Benefit from Income Taxes
We recorded a tax benefit of $0.3 million for the three months ended June 30, 2015. The tax benefit was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision from our foreign operations and provision for uncertain tax liabilities related to our foreign operations. The tax benefit of $1.1 million for the three months ended June 30, 2014 was primarily attributable to amortization of our acquisition-related deferred tax liability and income tax benefit from our foreign operations.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014
Total Revenue
Total revenue increased by $2.0 million, or 4%, to $55.3 million for the six months ended June 30, 2015, compared to $53.3 million for the six months ended June 30, 2014.
Product Revenue
Product revenue increased by $2.3 million, or 4%, to $55.2 million for the six months ended June 30, 2015, compared to $52.9 million for the six months ended June 30, 2014.
Instrument revenue increased by $2.8 million, or 9%, to $33.3 million, primarily driven by higher unit sales of our CyTOF systems, which includes the recently introduced Helios system; contributions from our new preparatory systems products, such as the Juno and the recently introduced Polaris systems; and to a lesser extent, increases in sales of our EP1 systems. These revenue increases were partially offset by decreases in unit sales of Biomark HD and C1 systems, as well as negative effects of foreign currency of $2.1million.
Consumables revenue decreased by $0.5 million, or 2%, to $21.9 million, represented by decreases in sales of our analytical IFCs, and to a lesser extent, decreases in sales of our assays. These decreases were partially offset by increases in sales of C1 IFCs; antibodies in line with increased sales of CyTOF systems; and reagents. In addition, negative impacts of foreign currency reduced consumables revenues by $1.3 million. Annualized IFC pull-through for our genomics analytical systems was below our historical range of $40,000 to $50,000 per system due to lower production genomics customer purchases, and we currently expect genomics analytical IFC pull-through to be between $25,000 and $35,000 per system per year. IFC pull-through for our genomics preparatory systems was within our expected range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was within the historical range of $50,000 to $70,000 per system per year.
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
We did not receive any grant revenue for the six months ended June 30, 2015. Grant revenue was $0.2 million for the six months ended June 30, 2014.
Cost of Product Revenue
The following table presents our cost of product revenue and product margin for each period presented ($ in thousands):

	Six months ended June 30,
	2015	2014
Cost of product revenue	$22,611	$18,659
Product margin	59%	65%
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
Cost of product revenue increased by $4.0 million, or 21%, to $22.6 million for the six months ended June 30, 2015 from $18.7 million for the six months ended June 30, 2014. Cost of product revenue for the six months ended June 30, 2015 includes $5.6 million of amortization of acquired intangible assets resulting from our acquisition of DVS, an increase of $1.4 million when compared to the comparable period in 2014, partially offset by charges from inventory step-up expensed during 2014 related to the acquisition of approximately $0.7 million. Overall cost of product revenue as a percentage of related revenue was 41% and 35%, including 10.1 and 9.2 percentage points related to these charges, for the six months ended June 30, 2015 and 2014, respectively. Product margin declined 6 percentage points during the six months ended June 30, 2015 compared to the corresponding period in 2014 due to the impact of higher instrument manufacturing costs, driven by overall lower volume of production, and a change in sales mix. The margins were also impacted to a lesser extent by higher stock-based compensation expenses, higher warranty costs and increased royalty costs.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Six months ended June 30,
	2015	2014
Research and development	$20,080	$19,020
Selling, general and administrative	41,316	33,912
Total	$61,396	$52,932

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
Research and development expense increased $1.1 million, or 6%, to $20.1 million for the six months ended June 30, 2015, compared to $19.0 million for the six months ended June 30, 2014, primarily due to increases in compensation costs of $1.7 million due to higher headcount, project related costs of $1.0 million and increased operating costs allocated of $0.6 million, partially offset by reduced stock-based compensation expenses of $1.9 million primarily due to the full vesting of equity awards issued in connection with the DVS acquisition, bonus expense of $0.3 million, and outside services costs of $0.3 million.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense for the six months ended June 30, 2015 increased $7.4 million, or 22%, to $41.3 million, compared to $33.9 million for the six months ended June 30, 2014, primarily driven by higher headcount and compensation-related costs, including stock-based compensation expenses, of $3.6 million, increases in legal and other outside services costs of $3.4 million, increases in facilities and related costs of $0.7 million, and increases in depreciation and travel expenses of $0.5 million each, partly offset by decrease due to integration-related costs of $1.1 million incurred in the prior year and marketing services and tradeshows of $0.5 million.
Acquisition-Related Expenses
Acquisition-related expenses of $10.7 million incurred during the six months ended June 30, 2014 primarily included accelerated vesting of certain DVS restricted stock and stock options, and consulting, legal, and investment banking fees relating to our acquisition of DVS.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Six months ended June 30,
	2015	2014
Interest expense	$(2,904)	$(2,441)
Other (expense) income, net	(512)	30
Total	$(3,416)	$(2,411)
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
Interest expense for the six months ended June 30, 2015 increased by $0.5 million compared to the six months ended June 30, 2014 due to accrual of interest under the terms of the Notes for a full first half of 2015, as compared to a partial comparable period in 2014.
Other expense for the six months ended June 30, 2015 increased by $0.5 million compared to the six months ended June 30, 2014 primarily due to $0.7 million of losses from revaluation of certain foreign currency denominated assets and liabilities due to strengthening of the U.S. dollar during the first six months of 2015 compared to 2014.

Benefit from Income Taxes
We recorded a tax benefit of $0.9 million for the six months ended June 30, 2015. The tax benefit was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations. The tax benefit of $3.3 million for the six months ended June 30, 2014 was primarily attributable to the release of the valuation allowance associated with our California deferred tax assets upon recording the foreign and California deferred tax liabilities arising from the DVS acquisition and the deferred tax liabilities arising from amortization of acquired intangible assets.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2015, our principal sources of liquidity consisted of $23.7 million of cash and cash equivalents and $103.3 million of investments. As of June 30, 2015, our working capital excluding deferred revenue totaled $122.0 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flow summary
Net cash used in operating activities	$(17,629)	$(10,235)
Net cash provided by (used in) investing activities	3,215	(180,085)
Net cash provided by financing activities	5,128	198,669
Net (decrease) increase in cash and cash equivalents	(9,968)	8,420
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
Net cash used in operating activities was $17.6 million for the six months ended June 30, 2015, compared to $10.2 million for the six months ended June 30, 2014, an increase of $7.4 million. The cash used in operating activities in the first six months of 2015 resulted from a net loss of $31.2 million, adjusted for $17.3 million in non-cash charges and a $3.8 million net increase in assets and liabilities. The significant non-cash charges included stock-based compensation expense, amortization of intangible assets, and depreciation and amortization. The net increase in other assets and liabilities was driven primarily by an increase in inventory positions, net decrease in other liabilities, and an increase in prepaid expenses and other assets, partially offset by a decrease in accounts receivable, an increase in deferred revenue, and an increase in accounts payable. Our net loss, adjusted for non-cash and non-operating items, and deferred revenue increased by $5.9 million for the six months ended June 30, 2015 compared to the same period in 2014, which included $10.7 million of acquisition-related charges. This was primarily due to increased operating expenses, including the impact of the acquired DVS operations in the entire six-month period ended June 30, 2015, as compared to a partial-period impact in the corresponding period in 2014.
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
Net cash provided by investing activities was $3.2 million during the six months ended June 30, 2015. Net cash provided by investing activities primarily consisted of $39.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $33.7 million, capital expenditures of $2.3 million and purchase of intangible assets of $0.1 million primarily to support growth in our employee base worldwide and manufacturing operations.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5.1 million during the six months ended June 30, 2015 and consists of proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At June 30, 2015, our working capital excluding deferred revenue was $122.0 million, including cash, cash equivalents, and short-term investments of $99.9 million. We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions.
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
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations and Commitments
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, $0.2 million of which was unused by June 30, 2015 and will be used to offset base rent obligations, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.2 million as of June 30, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014;

payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.5 million as of June 30, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew the Singapore Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Singapore Lease). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore terminated the June 2014 Singapore Lease as of June 30, 2015. The total future minimum lease payments which will be paid through June 2022, are approximately $4.5 million as of June 30, 2015.
In connection with our acquisition of DVS (See Note 4), we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and January 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $290,000 as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We experienced foreign currency losses of $0.7 million for the six months ended June 30, 2015 primarily due to the strengthening of the U.S. dollar, whereas the impact of foreign currency fluctuations in the six months ended June 30, 2014 was not material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity
We had cash and cash equivalents of $23.7 million at June 30, 2015. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $103.3 million in investments at June 30, 2015 held primarily in U.S. government and agency securities. The contractual maturity dates of $76.3 million of our U.S. government and agency securities are within one year from June 30, 2015. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from June 30, 2015. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this historical trend resumed in 2015, and we expect it to continue. Additionally, for the quarters ended March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we currently expect revenues for the second half of 2015 to be lower, compared to the corresponding period of 2014. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations and rates of revenue growth, if any. We have experienced significant revenue growth in the past but we may not achieve similar growth rates in future periods. We currently expect revenues for the second half of 2015 to be lower, compared to the corresponding period of 2014. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations. We expect that our sales will continue to fluctuate on an annual and quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $31.2 million, $52.8 million, and $16.5 million during the six months ended June 30, 2015 and years 2014 and 2013, respectively. As of June 30, 2015, we had an accumulated deficit of $341.3 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.

As of June 30, 2015, we had approximately $202.2 million of intangible assets, net of amortization, and goodwill. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.

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

•	Specialized pneumatic and electronic components for our C1, Callisto, Juno, and Polaris systems are available from a limited number of sources.

•	The electron multiplier detector included in the CyTOF and Helios systems and certain metal isotopes used with the CyTOF and Helios systems are purchased from sole source suppliers.

•	The nickel sampler cone used with the CyTOF and Helios systems is purchased from single source suppliers and is available from a limited number of sources.

•	The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as Affymetrix, Inc., Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc., Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products.

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

Being regulated as a medical device manufacturer by the U.S. Food and Drug Administration, or FDA, and foreign regulatory authorities, and seeking approval and/or clearance for our products, will take significant time and expense and may not result in FDA clearance or approval for the intended uses we believe are commercially attractive. If our products are successfully approved and/or cleared, we will be subject to ongoing and extensive regulatory requirements, which would increase our costs and divert resources away from other projects. If we fail to comply with these requirements, our business and financial condition could be adversely impacted.

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

If we receive regulatory clearance or approval for our products, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our manufacturing operations. In addition, we may be required to obtain a new 510(k) clearance before we can introduce subsequent modifications or improvements to our products. We may also be subject to additional FDA post-marketing obligations, any or all of which would increase our costs and divert resources away from other projects. If we are not able to maintain regulatory compliance with applicable laws, we may be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or may be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

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

As products that are currently labeled, promoted and intended for RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The FDA held a public workshop and accepted comments on the two draft guidance documents and is currently assessing next steps for implementing the framework for regulating LDTs. At the same time, various legislative proposals have been floated that would take differing approaches to the regulation of LDTs. It is also possible that companies or associations will attempt to bring litigation against the FDA arguing that the FDA lacks legal authority over LDTs. We cannot predict how these various efforts will be resolved, how FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is, or intends for its product to be, used for clinical diagnostic purposes. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications.

If the FDA modifies its approach to our products labeled and intended for RUO, or otherwise determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon our customers’ use of our products for clinical diagnostic or therapeutic purposes, before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, if the FDA determines that our products labeled for

RUO were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action.

Compliance or the failure to comply with current and future regulations, such as environmental regulations enacted in the European Union, could cause us significant expense and adversely impact our business.

We are subject to many federal, state, local, and foreign regulations relating to various aspects of our business operations. Governmental entities at all levels are continuously enacting new regulations, and it is difficult to identify all applicable regulations and anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with applicable regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries are subject to WEEE requirements and may become subject to RoHS requirements. These and similar regulations that have been or are in the process of being enacted in other countries may require us to redesign our products, use different types of materials in certain components, or source alternative components to ensure compliance with applicable standards, and may reduce the availability of parts and components used in our products by negatively impacting our suppliers’ ability to source parts and components in a timely and cost-effective manner. Any such redesigns, required use of alternative materials, or limited availability of parts and components used in our products may detrimentally impact the performance of our products, add greater testing lead times for product introductions, reduce our product margins, or limit the markets for our products, and if we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. Any of the foregoing could adversely affect our business, financial condition, or results of operations.

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

During the six months ended June 30, 2015 and years 2014 and 2013, approximately 49%, 52%, and 46%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the WEEE and RoHS directives, which regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;

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

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, we experienced foreign currency losses of $0.7 million, $1.1 million, and $0.5 million for the six months ended June 30, 2015 and years ended December 31, 2014 and 2013, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

We are subject to income taxes in both the United States and certain foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. For example, we have made certain interpretations of existing tax laws or regulations based upon the operations of our business internationally and we have implemented intercompany agreements based upon these interpretations and related transfer pricing analyses. If the U.S. Internal Revenue Service or other taxing authorities disagree with the positions, our effective income tax rate could be adversely affected and we could have additional tax liability, including interest and penalties. We recently completed a review of our European corporate structure and tax positions and, based upon our existing business operations, we plan to restructure our European intercompany transactions, which is likely to increase our income tax liability. From time to time, we may review our corporate structure and tax positions in other international jurisdictions and such review may result in additional changes to how we structure our international business operations, which may adversely impact our effective income tax rate. Our effective income tax rate could also be adversely affected by changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Payment of additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current lease for our manufacturing facility in Singapore expires in June 2022. In the event that we need to add to our existing manufacturing space in Singapore or move our manufacturing facility to a new location in Singapore, such a move will involve significant expense and efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment. Additionally, the lease for our facility in Canada expires in January 2016. We are currently evaluating alternative facilities for our Canada operations. We cannot provide assurances that we will be able to secure a lease on a different manufacturing facility on acceptable terms and on a timely basis, if at all, to meet our future manufacturing needs. A move of any of our manufacturing facilities may delay or otherwise adversely affect our manufacturing activities and business.

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

To use our products, our Biomark, CyTOF, EP1, and Helios systems in particular, customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.

Our products, our Biomark, CyTOF, EP1, and Helios systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of June 30, 2015, we had 28,880,054 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 64% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of June 30, 2015, our current executive officers, directors, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 65% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 5. Other Information

Effective as of August 6, 2015, Robert C. Jones has been appointed to serve as our Chief Technology Officer, Genomics.  There are no changes to Mr. Jones’s compensation arrangements in connection with his new role.  In addition, Marc Unger has been appointed to serve as our Senior Vice President of Research and Development and Single-Cell Biology Marketing.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1
Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated April 2, 2015.
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

FLUIDIGM CORPORATION

Dated: August 7, 2015	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: August 7, 2015	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1
Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated April 2, 2015.
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