Form 10-Q
period 2015-09-30
FLUIDIGM CORP
filed 2015-11-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 30, 2015, there were 28,792,350 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	September 30, 2015	December 31, 2014
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$28,817	$33,713
Short-term investments	68,253	81,588
Accounts receivable (net of allowances of $88 at September 30, 2015 and $120 at December 31, 2014)	26,248	22,384
Inventories	19,141	15,991
Prepaid expenses and other current assets	2,991	2,221
Total current assets	145,450	155,897
Long-term investments	17,033	27,499
Property and equipment, net	14,358	13,889
Other non-current assets	3,688	3,966
Developed technology, net	93,850	102,200
Goodwill	104,108	104,108
Total assets	$378,487	$407,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,303	$5,919
Accrued compensation and related benefits	3,586	6,874
Other accrued liabilities	9,413	9,664
Deferred revenue, current portion	8,179	6,928
Total current liabilities	27,481	29,385
Convertible notes, net	195,626	195,455
Deferred tax liability, net	24,118	26,152
Deferred revenue, net of current portion	4,999	4,357
Other non-current liabilities	2,137	1,791
Total liabilities	254,361	257,140
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2015 and December 31, 2014; 28,786 and 28,341 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	29	28
Additional paid-in capital	475,504	461,362
Accumulated other comprehensive loss	(794)	(794)
Accumulated deficit	(350,613)	(310,177)
Total stockholders’ equity	124,126	150,419
Total liabilities and stockholders’ equity	$378,487	$407,559
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$25,101	$27,291	$74,749	$76,326
Service revenue	3,487	2,273	9,043	6,166
License revenue	55	71	198	257
Grant revenue	—	—	—	217
Total revenue	28,643	29,635	83,990	82,966
Costs and expenses:
Cost of product revenue	10,463	10,558	31,512	27,759
Cost of service revenue	967	863	2,529	2,321
Research and development	9,444	12,687	29,524	31,707
Selling, general and administrative	19,558	18,574	60,874	52,486
Acquisition-related expenses	—	—	—	10,696
Gain on escrow settlement	(3,986)	—	(3,986)	—
Total costs and expenses	36,446	42,682	120,453	124,969
Loss from operations	(7,803)	(13,047)	(36,463)	(42,003)
Gain from sale of investment in Verinata	—	332	—	332
Interest expense	(1,451)	(1,453)	(4,355)	(3,894)
Other expense, net	(377)	(338)	(889)	(308)
Loss before income taxes	(9,631)	(14,506)	(41,707)	(45,873)
Benefit from income taxes	362	716	1,271	3,987
Net loss	$(9,269)	$(13,790)	$(40,436)	$(41,886)
Net loss per share, basic and diluted	$(0.32)	$(0.49)	$(1.41)	$(1.52)
Shares used in computing net loss per share, basic and diluted	28,758	28,085	28,677	27,613
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,269)	$(13,790)	$(40,436)	$(41,886)
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	$11	$35	$86	$(5)
Foreign currency translation adjustment	$(108)	$(137)	$(86)	$(67)
Other comprehensive loss, net of tax	(97)	(102)	—	(72)
Total comprehensive loss	$(9,366)	$(13,892)	$(40,436)	$(41,958)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(40,436)	$(41,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,030	2,922
Stock-based compensation expense	12,850	15,280
Amortization of developed technology	8,400	7,000
Acquisition-related share-based awards acceleration expense	—	2,648
Non-cash charges for sale of inventory revalued at the date of acquisition	—	798
Gain from escrow settlement	(3,986)	—
Gain from sale of investment in Verinata	—	(332)
Loss on disposal of property and equipment	87	—
Other non-cash items	136	83
Changes in assets and liabilities:
Accounts receivable, net	(3,571)	1,650
Inventories	(4,568)	(6,450)
Prepaid expenses and other current assets	(728)	(564)
Other non-current assets	(116)	(662)
Accounts payable	702	1,453
Deferred revenue	2,000	2,944
Other current liabilities	(3,441)	146
Other non-current liabilities	(1,688)	(4,128)
Net cash used in operating activities	(30,329)	(19,098)
Investing activities
Acquisition, net of cash acquired	—	(113,190)
Purchases of investments	(53,704)	(106,672)
Proceeds from sales and maturities of investments	77,319	41,412
Proceeds from sale of investment in Verinata	—	332
Purchase of intangible assets	(170)	—
Purchases of property and equipment	(2,545)	(5,919)
Net cash provided by (used in) investing activities	20,900	(184,037)
Financing activities
Proceeds from issuance of convertible notes, net	—	195,212
Proceeds from exercise of stock options	5,272	4,084
Net cash provided by financing activities	5,272	199,296
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(739)	(483)
Net decrease in cash and cash equivalents	(4,896)	(4,322)
Cash and cash equivalents at beginning of period	33,713	35,261
Cash and cash equivalents at end of period	$28,817	$30,939

Supplemental cash flow information:
Issuance of common stock and options related to acquisition	$—	$78,196
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes in Item 8 of Part II "Financial Statements and Supplementary Data" for the year ended December 31, 2014 included in our Annual Report on Form 10-K.
Prior Period Reclassifications
Certain prior period amounts were reclassified to conform with the current period presentation for service revenue and cost of service revenue within our condensed consolidated statement of operations. These reclassifications do not affect total revenue, total costs and expenses, loss from operations, or net loss.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options, restricted stock units and restricted stock awards	$3,839	$3,900	$3,839	$3,900
Convertible notes	3,598	3,598	3,598	3,598
Total	$7,437	$7,498	$7,437	$7,498
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(49)	$(745)	$(794)
Other comprehensive income	55	139	194
Balance at March 31, 2015	$6	$(606)	$(600)
Other comprehensive (loss) income	20	(117)	(97)
Balance at June 30, 2015	$26	$(723)	$(697)
Other comprehensive (loss) income	11	(108)	(97)
Balance at September 30, 2015	$37	$(831)	$(794)
Investment, at cost
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. If a final milestone is met on or before December 31, 2015, we could receive up to $3.2 million in additional proceeds. During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to our investment in Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Recent Accounting Pronouncements
With the exception of those discussed below, there have not been any recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2015 that are of significance or potential significance to us.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU-2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It will be effective for our interim and annual financial statements beginning in the first quarter of 2016 and early adoption is permitted. We will apply the guidance in ASU 2015-03 in our financial statements commencing in the first quarter of 2016, which will result in a reclassification of approximately $1.0 million from Other assets to a reduction of Convertible notes, net.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) regarding ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017.  We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It will be effective for our interim and annual financial statements beginning in the first quarter of 2017 and early adoption is permitted. We are currently evaluating the adoption of the provisions of ASU 2015-11 and cannot currently estimate the financial statement impact of adoption.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

interest. If we undergo a fundamental change, as defined in the terms of the Notes, holders may require us to repurchase the Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.
In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. We used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (DVS) (See Note 4). Interest expense related to the Notes was approximately $1.5 million and $4.4 million for the three and nine months ended September 30, 2015. Interest expense related to the Notes was approximately $1.5 million and $3.9 million for the three and nine months ended September 30, 2014. Approximately $5.5 million of accrued interest under the Notes became due and was paid during the nine months ended September 30, 2015.

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
Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million as of the Acquisition Date, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, were deposited into escrow (Escrowed Shares). The Escrowed Shares comprised a portion of the merger consideration and were being held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the Acquisition Date, subject to any then pending indemnification claims. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015 (Initial Release Date), and the balance of the shares were eligible for release on August 13, 2015, provided that in each case shares would have continued to be held in escrow in amounts that we reasonably determined in good faith to be necessary to satisfy any claims for which we had delivered a notice of claim which had not been fully resolved between us and the representative of the former stockholders of DVS (Stockholder Representative). Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

merger agreement. On April 9, 2015, the Stockholder Representative provided notices objecting to our claims. In July 2015, we entered into a settlement agreement with the Stockholder Representative regarding the claims (Settlement Agreement). Pursuant to the terms of the Settlement Agreement, the parties agreed to release approximately 80% of the Escrowed Shares to the former stockholders of DVS, and the remaining approximately 20% of the Escrowed Shares, or 170,107 shares, to us, which were canceled and returned to the status of authorized and unissued shares. Additionally, the parties agreed to, among other things, release various claims and waive certain rights with respect to the merger agreement. On the settlement date, the 170,107 shares had a value of approximately $4.0 million, which was recorded as gain on escrow settlement during the quarter ended September 30, 2015.

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
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of September 30, 2015 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(18,200)	$93,800	10
We recognized $2.8 million and $8.4 million in intangible asset amortization expense during the three and nine months ended September 30, 2015, respectively. We recognized $2.8 million and $7.0 million in intangible asset amortization expense during the three and nine months ended September 30, 2014, respectively. Intangible asset amortization expense is recorded in cost of product revenue.
The $104.1 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not deductible for income tax purposes. There were no changes in goodwill between December 31, 2014 and September 30, 2015.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Acquisition Costs
Acquisition-related expenses were $10.7 million for the nine months ended September 30, 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the condensed consolidated statements of operations. No such costs were incurred in the three and nine months ended September 30, 2015.

5. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$6,842	$4,670
Work-in-process	3,765	3,524
Finished goods	8,534	7,797
	$19,141	$15,991
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment and software	$4,795	$3,905
Laboratory and manufacturing equipment	21,110	17,592
Leasehold improvements	5,738	4,988
Office furniture and fixtures	1,580	1,804
	33,223	28,289
Less accumulated depreciation and amortization	(19,351)	(16,360)
Construction-in-progress	486	1,960
Property and equipment, net	$14,358	$13,889
Intangible Assets

The total intangible assets, which includes developed technology as a result of the DVS acquisition and other intangible assets included in Developed technology, net and Other non-current assets, was $95.3 million as of September 30, 2015. The estimated future amortization expense of intangible assets as of September 30, 2015 is as follows (in thousands):

Amount
2015 (remainder of year)	$2,876
2016	11,504
2017	11,489
2018	11,424
2019	11,333
Thereafter	46,667
$95,293

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	September 30, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$10,836			$10,836	$10,220	$—	$—	$10,220
U.S. government and agency securities		85,286		85,286	—	109,087	—	109,087
Total assets measured at fair value	$10,836	$85,286	$—	$96,122	$10,220	$109,087	$—	$119,307
There were no transfers in and out of Level I and Level II fair value measurement categories during the nine months ended September 30, 2015 and 2014, and there were no changes in the valuation techniques used.
The following is a summary of investments at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$85,249	$37	$—	$85,286

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$109,136	$3	$(52)	$109,087

The contractual maturity dates of $68.3 million of our investments are within one year from September 30, 2015. The contractual maturity dates of our remaining securities are less than eighteen months from September 30, 2015.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three and nine months ended September 30, 2015 and 2014. None of these investments have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the Notes is based on a market approach. The estimated fair value was approximately $144.0 million (par value $201.3 million) as of September 30, 2015 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of our cash and cash equivalents (in thousands):

	September 30, 2015	December 31, 2014
Cash	$17,981	$23,493
Money market funds	10,836	10,220
Cash and cash equivalents	$28,817	$33,713

7. Commitments and Contingencies

Operating Leases
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, $0.5 million of which was used for tenant improvements and $0.2 million of which was used to offset base rent obligations in the quarter ended September 30, 2015, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. We did not use the additional allowance as of September 30, 2015. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $7.1 million as of September 30, 2015.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.1 million as of September 30, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.4 million as of September 30, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew the Singapore Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Singapore Lease). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore terminated the June 2014 Singapore Lease as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $4.1 million as of September 30, 2015.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In connection with our acquisition of DVS (See Note 4), we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and April 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $235,000 as of September 30, 2015.
On August 18, 2015, we, Fluidigm Canada Inc., our wholly-owned subsidiary (Fluidigm Canada), and Rodick Equities, Inc. (the “Landlord”) entered into an office lease dated as of August 17, 2015 (the New Canada Lease), relating to the lease of approximately 41,145 square feet of office, laboratory, and warehouse space at a facility in Markham, Ontario, Canada. Pursuant to the terms of the New Canada Lease, Fluidigm Canada was in possession of the new space commencing on or about August 27, 2015, and rental obligations thereunder will commence on April 1, 2016 for a term of ten years. The New Canada Lease provided for an allowance for tenant improvements, an option to renew the Lease for an additional five years, and a right of first offer on certain additional space in the building. The total future minimum lease payments for the New Canada Lease, which will be paid through March 31, 2026, are approximately $4.5 million as of September 30, 2015.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and nine months ended September 30, 2015 and 2014, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$1,052	$1,095	$1,178	$344
Acquired warranty obligation from DVS				791
Warranty accrual, net	(36)	199	(162)	159
Ending balance	$1,016	$1,294	$1,016	$1,294

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

8. Stock-Based Compensation
During the three and nine months ended September 30, 2015, we granted certain employees options to purchase 72,000 and 399,000 shares of common stock, respectively. The options granted during the three months ended September 30, 2015 had exercise prices ranging from $8.11 to $20.59 and a total grant date fair value of $0.5 million. The options granted during the nine months ended September 30, 2015 had exercise prices ranging from $8.11 to $44.20 and a total grant date fair value of $6.6 million.
During the three and nine months ended September 30, 2015, we granted certain employees 104,000 and 492,000 restricted stock units, respectively. The restricted stock units granted during the three months ended September 30, 2015 had fair market values ranging from $8.11 to $20.03 and a total grant date fair value of $1.4 million. The restricted stock units granted during the nine months ended September 30, 2015 had fair market values ranging from $8.11 to $44.20 and a total grant date fair value of $16.8 million. The fair value of restricted stock units is determined based on the value of the underlying common stock on the date of grant.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $4.1 million and $6.0 million during the three months ended September 30, 2015 and 2014, respectively. We recognized stock-based compensation expense of $12.9 million and $15.3 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had $13.6 million and $20.4 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.3 years and 3.0 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of September 30, 2015, we had $0.4 million of unrecognized stock-based compensation costs related to the assumed stock options, which are expected to be recognized over a remaining weighted average period of 1.3 years.

9. Income Taxes
The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. We recorded a tax benefit of $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations. The tax benefit of $0.7 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, was primarily attributable to the release of the valuation allowance associated with our California deferred tax assets upon recording the foreign and California deferred tax liabilities arising from the DVS acquisition and the deferred tax liabilities arising from amortization of acquired intangible assets.

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
The following table presents our product and service revenue by geography of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$13,571	$16,711	$41,501	$42,149
Europe	10,049	8,077	25,977	21,991
Japan	1,218	958	4,027	5,670
Asia-Pacific	2,316	2,792	8,430	9,496
Other	1,434	1,026	3,857	3,186
Total	$28,588	$29,564	$83,792	$82,492
Our license and grant revenues are primarily generated in the United States. No individual customer represented more than 10% of our revenues for the three and nine months ended September 30, 2015 and 2014.

11. Subsequent Events
Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the Original License Agreement) between Fluidigm Canada Inc. (Fluidigm Canada) and PerkinElmer Health Sciences, Inc. (PerkinElmer). Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry.  On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in December 2025, unless earlier terminated pursuant to the terms of the license agreement.

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
Our total revenue grew from $71.2 million in 2013 to $116.5 million in 2014 (including $20.7 million in revenue from the sales of CyTOF 2 systems and related consumables following our acquisition of DVS Sciences, Inc., or DVS, in February 2014), and for the nine months ended September 30, 2015, our total revenue was $84.0 million. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2015, our accumulated deficit was $350.6 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2015 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26, 2015.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and nine months ended September 30, 2015 and 2014, and as a percentage of total revenue for the respective periods ($ in thousands):

	Three Months Ended				Nine months ended
	September 30,				September 30,
	2015	2015	2014	2014	2015	2015	2014	2014
Revenue:
Total revenue	$28,643	100%	$29,635	100%	$83,990	100%	$82,966	100%
Costs and expenses:
Cost of product revenue	10,463	37	10,558	35	31,512	38	27,759	33
Cost of service revenue	967	3	863	3	2,529	3	2,321	3
Research and development	9,444	33	12,687	43	29,524	35	31,707	38
Selling, general and administrative	19,558	68	18,574	63	60,874	72	52,486	63
Acquisition-related expenses	—	—	—	—	—	—	10,696	13
Gain on escrow settlement	(3,986)	(14)	—	—	(3,986)	(5)	—	—
Total costs and expenses	36,446	127	42,682	144	120,453	143	124,969	150
Loss from operations	(7,803)	(27)	(13,047)	(44)	(36,463)	(43)	(42,003)	(50)
Gain from sale of investment in Verinata	—	—	332	1	—	—	332	-
Interest expense	(1,451)	(5)	(1,453)	(5)	(4,355)	(5)	(3,894)	(5)
Other expense, net	(377)	(2)	(338)	(1)	(889)	(2)	(308)	—
Loss before income taxes	(9,631)	(34)	(14,506)	(49)	(41,707)	(50)	(45,873)	(55)
Benefit from income taxes	362	2	716	2	1,271	2	3,987	5
Net loss	$(9,269)	(32)%	$(13,790)	(47)%	$(40,436)	(48)%	$(41,886)	(50)%

Revenue
We generate revenue from sales of our products and services, license agreements, and government grants. Our product revenue consists of sales of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, installation, and training. We have entered into license agreements and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Instruments	$15,057	$15,576	$42,757	$42,161
Consumables	10,044	11,715	31,992	34,165
Product revenue	25,101	27,291	74,749	76,326
Service revenue	3,487	2,273	9,043	6,166
License revenue	55	71	198	257
Grant revenue	—	—	—	217
Total revenue	$28,643	$29,635	$83,990	$82,966
The following table presents our product and service revenue by geography and as a percentage of total product and service revenue, respectively, by geography of our customers for each period presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
United States	$13,571	48%	$16,711	57%	$41,501	50%	$42,149	51%
Europe	10,049	35	8,077	27	25,977	31	21,991	27
Japan	1,218	4	958	3	4,027	5	5,670	7
Asia-Pacific	2,316	8	2,792	9	8,430	10	9,496	11
Other	1,434	5	1,026	4	3,857	4	3,186	4
Total	$28,588	100%	$29,564	100%	$83,792	100%	$82,492	100%
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Total revenue, excluding license and grant revenue, from our five largest customers comprised 13% and 13% of our total revenue in the three and nine months ended September 30, 2015, respectively, and 15% and 16% in the three and nine months ended September 30, 2014, respectively.
We currently expect revenues for 2015 to be lower than 2014.

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
Total Revenue
Total revenue decreased by $1.0 million, or 3%, to $28.6 million for the three months ended September 30, 2015, compared to $29.6 million for the three months ended September 30, 2014.
Product Revenue
Product revenue decreased by $2.2 million, or 8%, to $25.1 million for the three months ended September 30, 2015, compared to $27.3 million for the three months ended September 30, 2014.
Instrument revenue decreased by $0.5 million, or 3%, to $15.1 million, primarily driven by a decrease in unit sales of Biomark HD, C1, and Access Array systems, as well as negative effects of foreign currency of $1.0 million. This decrease was partially offset by increased unit sales of our CyTOF/Helios systems and, to a lesser extent, contribution from new products, such as the Juno, Polaris, and Callisto systems.

Consumables revenue decreased by $1.7 million, or 14%, to $10.0 million, primarily due to a decrease in unit sales from production genomics applications, as well as negative effects of foreign currency, which reduced consumables revenues by $0.5 million. Annualized IFC pull-through for our genomics analytical systems was within our revised range of $25,000 and $35,000 per system per year, compared to a range of $40,000 to $50,000 per system per year in 2014. IFC pull-through for our genomics preparatory systems was within our expected range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was within the historical range of $50,000 to $70,000 per system per year. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Service Revenue
Service revenue increased by $1.2 million, or 53%, to $3.5 million for the three months ended September 30, 2015, compared to $2.3 million for the three months ended September 30, 2014, primarily due to increased sales of post-warranty service contracts and increased installation and training for our CyTOF/Helios systems. Service revenue for prior periods, which were previously recorded in product revenue within our condensed consolidated statement of operations, have been reclassified to conform with the current period presentation.
Cost of Product and Service Revenue
The following table presents our cost of product revenue, cost of service revenue, product margin, and service margin for each period presented ($ in thousands), respectively:

	Three Months Ended September 30,
	2015	2014
Cost of product revenue	$10,463	$10,558
Product margin	58%	61%
Cost of service revenue	967	863
Service margin	72%	62%
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Cost of service revenue includes direct labor hours, overhead, and instrument parts. Costs related to license and grant revenue are included in research and development expense.
Cost of product revenue decreased by $0.1 million, or 1%, to $10.5 million for the three months ended September 30, 2015 from $10.6 million for the three months ended September 30, 2014. Cost of product revenue for the three months ended September 30, 2015 and 2014 includes $2.8 million of amortization of acquired intangible assets resulting from our acquisition of DVS. Overall cost of product revenue as a percentage of related revenue was 42% and 39%, including 11% and 10% related to these charges, for the three months ended September 30, 2015 and 2014, respectively. Product margins declined 3 percentage points during the three months ended September 30, 2015 compared to the corresponding period in 2014, primarily due to the impact of higher consumables manufacturing costs driven by overall lower volume of production, and a change in sales mix.
Cost of service revenue increased by $0.1 million, or 12%, to $1.0 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014. Overall cost of service revenue as a percentage of related revenue was 28% and 38% for the three months ended September 30, 2015 and 2014, respectively. The service margins increased 10 percentage points during the three months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to a decrease in instrument parts. Cost of service revenue for prior periods, which were previously recorded in cost of product revenue within our condensed consolidated statement of operations, have been reclassified to conform with the current period presentation.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended September 30,
	2015	2014
Research and development	$9,444	$12,687
Selling, general and administrative	19,558	18,574
Total	$29,002	$31,261
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
Research and development expense decreased $3.2 million, or 26%, to $9.4 million for the three months ended September 30, 2015, compared to $12.7 million for the three months ended September 30, 2014, primarily due to a decrease in stock-based compensation expenses of $2.0 million resulting from the vesting in 2014 of a substantial portion of the equity awards issued in connection with the DVS acquisition according to their vesting terms; lower project-related costs of $0.6 million; reduced outside services costs of $0.4 million; and reduced bonus expense of $0.7 million; partially offset by higher headcount and compensation-related costs of $0.3 million.
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
Selling, general and administrative expense for the three months ended September 30, 2015 increased $1.0 million, or 5%, to $19.6 million, compared to $18.6 million for the three months ended September 30, 2014, primarily driven by higher headcount and compensation-related costs of $1.4 million; increased legal and other outside services costs of $0.7 million; and increased facilities expenses of $0.3 million; partly offset by reduced bonus expense of $1.0 million and decreased marketing and tradeshow expenses of $0.3 million.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Gain on Escrow Settlement
Approximately 885,000 shares of Fluidigm common stock were deposited into escrow, or Escrowed Shares, in connection with our acquisition of DVS in February 2014. The Escrowed Shares comprised a portion of the merger consideration and were being held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the acquisition, subject to any then pending indemnification claims. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015, or the Initial Release Date, and the balance of the shares were eligible for release on August 13, 2015, provided that in each case shares would have continued to be held in escrow in amounts that we reasonably determined in good faith to be necessary to satisfy any claims for which we had delivered a notice of claim which had not been fully resolved between us and the representative of the former stockholders of DVS, or Stockholder Representative. Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the merger agreement, which were objected to by the Stockholder Representative. In July 2015, we entered into a settlement agreement with the Stockholder Representative regarding the claims pursuant to which the parties agreed to release approximately 80% of the Escrowed Shares to the former stockholders of DVS, and the remaining approximately 20% of the Escrowed Shares, or 170,107 shares, to us, which were canceled and returned to the status of authorized and unissued shares. On the settlement date, the 170,107 shares had a value of approximately $4.0 million, which was recorded to gain on escrow settlement during the quarter ended September 30, 2015.
Gain from Sale of Investment in Verinata
In February 2013, Illumina, Inc. acquired Verinata Health, Inc., or Verinata, for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to Verinata. We recorded the proceeds as Gain from sale of investment in Verinata in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Three Months Ended September 30,
	2015	2014
Interest expense	$(1,451)	$(1,453)
Other expense, net	(377)	(338)
Total	$(1,828)	$(1,791)
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
Benefit from Income Taxes
We recorded a tax benefit of $0.4 million for the three months ended September 30, 2015. The tax benefit was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision from our foreign operations. The tax benefit of $0.7 million for the three months ended September 30, 2014 was primarily attributable to amortization of our acquisition-related deferred tax liability and income tax benefit from our foreign operations.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014
Total Revenue
Total revenue increased by $1.0 million, or 1%, to $84.0 million for the nine months ended September 30, 2015, compared to $83.0 million for the nine months ended September 30, 2014.
Product Revenue
Product revenue decreased by $1.6 million, or 2%, to $74.7 million for the nine months ended September 30, 2015, compared to $76.3 million for the nine months ended September 30, 2014.
Instrument revenue increased by $0.6 million, or 1%, to $42.8 million, primarily due to an increase in unit sales of CyTOF/Helios systems and, to a lesser extent, contribution from new products, including the Juno, Polaris, and Callisto systems. These revenue increases were partially offset by decreases in unit sales of Biomark HD, C1, and Access Array systems, as well as negative effects of foreign currency of $2.8 million.
Consumables revenue decreased by $2.2 million, or 6%, to $32.0 million, primarily due to a decrease in unit sales of analytical IFCs and, to a lesser extent, a decrease in unit sales of Access Array IFCs and assays. These decreases were partially offset by an increase in sales of C1 IFCs; antibodies in line with increased unit sales of CyTOF/Helios systems; and reagents. In addition, negative impacts of foreign currency reduced consumables revenues by $1.8 million.

Service Revenue
Service revenue increased by $2.9 million, or 47%, to 9.0 million for the nine months ended September 30, 2015, compared to $6.2 million for the nine months ended September 30, 2014, primarily due to increased sales of post-warranty service contracts and increased installation and training for our CyTOF/Helios systems. Service revenue for prior periods, which were previously recorded in product revenue within our condensed consolidated statement of operations, have been reclassified to conform with the current period presentation.
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
We did not receive any grant revenue for the nine months ended September 30, 2015. Grant revenue was $0.2 million for the nine months ended September 30, 2014.
Cost of Product and Service Revenue
The following table presents our cost of product revenue, cost of service revenue, product margin, and service margin for each period presented ($ in thousands), respectively:

	Nine Months Ended September 30,
	2015	2014
Cost of product revenue	$31,512	$27,759
Product margin	58%	64%
Cost of service revenue	2,529	2,321
Service margin	72%	62%
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Cost of service revenue includes direct labor hours, overhead, and instrument parts. Costs related to license and grant revenue are included in research and development expense.
Cost of product revenue increased by $3.8 million, or 14%, to $31.5 million for the nine months ended September 30, 2015 from $27.8 million for the nine months ended September 30, 2014. Cost of product revenue for the nine months ended September 30, 2015 includes $8.4 million of amortization of acquired intangible assets resulting from our acquisition of DVS, an increase of $1.4 million when compared to the comparable period in 2014, partially offset by charges from inventory step-up expensed during 2014 related to the acquisition of approximately $0.8 million. Overall cost of product revenue as a percentage of related revenue was 42% and 36%, including 11% and 10% related to these charges, for the nine months ended September 30, 2015 and 2014, respectively. Product margin declined 6 percentage points during the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to higher IFC and reagent manufacturing costs driven by overall lower volume of production, lower average instrument selling prices, and a change in sales mix.
Cost of service revenue increased by $0.2 million, or 9%, to $2.5 million for the nine months ended September 30, 2015 from $2.3 million for the nine months ended September 30, 2014. Overall cost of service revenue as a percentage of related revenue was 28% and 38% for the nine months ended September 30, 2015 and 2014, respectively. The service margin increased 10 percentage points during the nine months ended September 30, 2015 compared to the corresponding period in 2014 mainly due to a decrease in instrument parts. Cost of service revenue for prior periods, which were previously recorded in cost of product revenue within our condensed consolidated statement of operations, have been reclassified to conform with the current period presentation.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Nine months ended September 30,
	2015	2014
Research and development	$29,524	$31,707
Selling, general and administrative	60,874	52,486
Total	$90,398	$84,193
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
Research and development expense decreased $2.2 million, or 7%, to $29.5 million for the nine months ended September 30, 2015, compared to $31.7 million for the nine months ended September 30, 2014, primarily due to a decrease in stock-based compensation expenses of $3.9 million resulting from the vesting in 2014 of a substantial portion of the equity awards issued in connection with the DVS acquisition according to their vesting terms, and reduced bonus expense of $1.0 million, partially offset by higher headcount and compensation-related costs of $1.9 million, and increased allocated and other costs of $1.0 million.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense for the nine months ended September 30, 2015 increased $8.4 million, or 16%, to $60.9 million, compared to $52.5 million for the nine months ended September 30, 2014, primarily driven by an increase in stock-based compensation expenses of $1.3 million; higher headcount and compensation-related costs of $4.0 million; increased legal and other outside services costs of $4.3 million; and depreciation and amortization of $0.6 million; partly offset by reduced bonus expense of $1.7 million and decreased marketing, tradeshow, and travel expenses of $0.2 million.
Acquisition-Related Expenses
Acquisition-related expenses of $10.7 million incurred during the nine months ended September 30, 2014 primarily included accelerated vesting of certain DVS restricted stock and stock options, and consulting, legal, and investment banking fees relating to our acquisition of DVS.
Gain on escrow settlement

Approximately 885,000 shares of Fluidigm common stock were deposited into escrow, or Escrowed Shares, in connection with our acquisition of DVS in February 2014. The Escrowed Shares comprised a portion of the merger consideration and were being held in escrow to secure indemnification obligations under the merger agreement, if any, for a period of 13 to 18 months following the acquisition, subject to any then pending indemnification claims. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015, or the Initial Release Date, and the balance of the shares were eligible for release on August 13, 2015, provided that in each case shares would have continued to be held in escrow in amounts that we reasonably determined in good faith to be necessary to satisfy any claims for which we had delivered a notice of claim which had not been fully resolved between us and the representative of the former stockholders of DVS, or Stockholder Representative. Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the merger agreement, which were objected to by the Stockholder Representative. In July 2015, we entered into a settlement agreement with the Stockholder Representative regarding the claims pursuant to which the parties agreed to release approximately 80% of the Escrowed Shares to the former stockholders of DVS, and the remaining approximately 20% of the Escrowed Shares, or 170,107 shares, to us, which were canceled and returned to the status of authorized and unissued shares. On the settlement date, the 170,107 shares had a value of approximately $4.0 million, which was recorded to gain on escrow settlement during the quarter ended September 30, 2015.
Gain from sale of investment in Verinata
On February 2013, Illumina, Inc. acquired Verinata Health, Inc., or Verinata, for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to Verinata. We recorded the proceeds as "Gain from sale of investment in Verinata" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
Interest Expense and Other Income and Expense, Net
We have incurred interest expense and amortization of debt discount related to our long-term debt. The following table presents interest expense and other (expense) income, net for each period presented (in thousands):

	Nine months ended September 30,
	2015	2014
Interest expense	$(4,355)	$(3,894)
Other expense	(889)	(308)
Total	$(5,244)	$(4,202)
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
Interest expense for the nine months ended September 30, 2015 increased by $0.5 million compared to the nine months ended September 30, 2014 due to accrual of interest under the terms of the Notes for the nine months of 2015, as compared to a partial comparable period in 2014.
Other expense for the nine months ended September 30, 2015 increased by $0.6 million compared to the nine months ended September 30, 2014 primarily due to losses from revaluation of certain foreign currency denominated assets and liabilities during the first nine months of 2015 compared to 2014.
Benefit from Income Taxes
We recorded a tax benefit of $1.3 million for the nine months ended September 30, 2015. The tax benefit was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations. The tax benefit of $4.0 million for the nine months ended September 30, 2014 was primarily attributable to the release of the valuation allowance associated with our California deferred tax assets upon recording the foreign and California deferred tax liabilities arising from the DVS acquisition and the deferred tax liabilities arising from amortization of acquired intangible assets.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2015, our principal sources of liquidity consisted of $28.8 million of cash and cash equivalents and $85.3 million of investments. As of September 30, 2015, our working capital excluding deferred revenue totaled $126.1 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flow summary
Net cash used in operating activities	$(30,329)	$(19,098)
Net cash provided by (used in) investing activities	20,900	(184,037)
Net cash provided by financing activities	5,272	199,296
Net decrease in cash and cash equivalents	(4,896)	(4,322)
Net Cash Used in Operating Activities
We derive cash flows from operations primarily from cash collected from the sale of our products and services, license agreements, and grants from certain government entities. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally, and this may continue in the future.
Net cash used in operating activities for the nine months ended September 30, 2015 was $30.3 million, and consisted of net loss of $40.4 million, less non-cash adjustments of $21.5 million, plus net change in assets and liabilities of $11.4 million. Non-cash items primarily included stock-based compensation expense of $12.9 million, depreciation and amortization of $4.0 million, and amortization of developed technology of $8.4 million, partially offset by $4.0 million in gain on escrow settlement. The net change in assets and liabilities was primarily driven by increases in inventory and accounts receivable, and decreases in long-term liabilities; partially offset by an increase in deferred revenue.
Net cash used in operating activities for the nine months ended September 30, 2014, was $19.1 million, and consisted of net loss of $41.9 million, less non-cash adjustments of $28.4 million, plus net change in assets and liabilities of $5.6 million. Non-cash items primarily included stock-based compensation expense of $ 15.3 million, amortization of developed technology of $7.0 million, depreciation and amortization of $2.9 million, and $3.4 million of acquisition-related charges. The net change in assets and liabilities was primarily driven by increases in inventory and other long-term liabilities; partially offset by increases in deferred revenue and accounts payable, and a decrease in accounts receivable.
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
Net cash provided by investing activities was $20.9 million during the nine months ended September 30, 2015. Net cash provided by investing activities primarily consisted of $77.3 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $53.7 million, capital expenditures of $2.5 million and the purchase of intangible assets of $0.2 million primarily to support growth in our employee base worldwide and manufacturing operations.
Net cash used in investing activities was $184.0 million during the nine months ended September 30, 2014. Net cash used by investing activities primarily consisted of $113.2 million related to the acquisition of DVS, net of acquired cash of $8.4 million, and excluding $4.1 million attributed to the acceleration of DVS share-based awards and classified as used in operating activities; purchases of investment of $106.7 million; and capital expenditures of $5.9 million primarily to support growth in our manufacturing operations; partially offset by proceeds from sales and maturities of investments of $41.4 million, and additional proceeds from the 2013 sale of our investment in Verinata of $0.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5.3 million during the nine months ended September 30, 2015 and consists of proceeds received in connection with the exercise of options for our common stock.
Net cash provided by financing activities was $199.3 million during the nine months ended September 30, 2014 and consists of net proceeds of $195.2 million from the issuance of the Notes and $4.1 million from proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At September 30, 2015, our working capital excluding deferred revenue was $126.1 million, including cash, cash equivalents, and short-term investments of $97.1 million. On November 4, 2015, we purchased certain patents from PerkinElmer Health Sciences, Inc. for a cash purchase price of $6.5 million. (See Note 11 to our unaudited consolidated financial statements for additional information regarding the purchase). We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to expand the commercialization of our products, expand and fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions.
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
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations and Commitments
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, $0.5 million of which was used for tenant improvements and $0.2 million of which was used to offset base rent obligations in the quarter ended September 30, 2015, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $7.1 million as of September 30, 2015.

On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.1 million as of September 30, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.4 million as of September 30, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew the Singapore Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Singapore Lease). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 31, 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore terminated the June 2014 Singapore Lease as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $4.1 million as of September 30, 2015.
In connection with our acquisition of DVS, we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and April 2016, respectively. (See Note 4 to our unaudited consolidated financial statements for additional information regarding the acquisition). The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We recognize rent expense on a straight-line basis over the non-cancelable lease term. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $235,000 as of September 30, 2015.
On August 18, 2015, we, Fluidigm Canada Inc., our wholly-owned subsidiary of the Company (Fluidigm Canada), and Rodick Equities, Inc. (Landlord) entered into an office lease dated as of August 17, 2015 (the New Canada Lease), relating to the lease of approximately 41,145 square feet of office, laboratory, and warehouse space at a facility in Markham, Ontario, Canada. Pursuant to the terms of the New Canada Lease, Fluidigm Canada was in possession of the new space commencing on or about August 27, 2015, and rental obligations thereunder will commence on April 1, 2016 for a term of ten years. The New Canada Lease provides for an allowance for tenant improvements, an option to renew the Lease for an additional five years, and a right of first offer on certain additional space in the Building. The total future minimum lease payments for the New Canada Lease, which will be paid through March 31, 2026, are approximately $4.5 million as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We experienced foreign currency losses of $1.2 million for the nine months ended September 30, 2015 primarily due to the strengthening of the U.S. dollar, whereas the impact of foreign currency fluctuations in the nine months ended September 30, 2014 was not material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity
We had cash and cash equivalents of $28.8 million at September 30, 2015. These amounts were held primarily in cash on deposit with banks and cash equivalents. We had $85.3 million in investments at September 30, 2015 held primarily in U.S. government and agency securities. The contractual maturity dates of $68.3 million of our U.S. government and agency securities are within one year from September 30, 2015. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from September 30, 2015. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this historical trend resumed in 2015, and we expect it to continue. Additionally, for the quarters ended March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarter ended September 30, 2015. We currently expect revenue for 2015 to be lower than 2014. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations and rates of revenue growth, if any. We have experienced significant revenue growth in the past but we may not achieve similar growth rates in future periods. We currently expect revenues for 2015 to be lower than 2014. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations. We expect that our sales will continue to fluctuate on an annual and quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $40.4 million, $41.9 million, and $11.9 million during the nine months ended September 30, 2015 and years 2014 and 2013, respectively. As of September 30, 2015, we had an accumulated deficit of $350.6 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

The carrying value of long-lived and intangible assets may become impaired and result in an impairment charge.

As of September 30, 2015, we had approximately $199.4 million of intangible assets, net of amortization, and goodwill. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenues, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.

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

In addition to our acquisition of DVS, we may make additional acquisitions to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Our acquisition of DVS was our first acquisition of another company. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:

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

During the nine months ended September 30, 2015 and years 2014 and 2013, approximately 50%, 52%, and 46%, respectively, of our product revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, we experienced foreign currency losses of $1.2 million, $1.1 million, and $0.5 million for the nine months ended September 30, 2015 and years ended December 31, 2014 and 2013, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current lease for our manufacturing facility in Singapore expires in June 2022. In the event that we need to add to our existing manufacturing space in Singapore or move our manufacturing facility to a new location in Singapore, such a move will involve significant expense and efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment. The current lease for our facility in Canada expires in April 2016. In August 2015, we entered into a lease for new office, laboratory, and warehouse space in Canada and expect to relocate our Canada operations to the new space in April 2016. A move of any of our manufacturing facilities may delay or otherwise adversely affect our manufacturing activities and business.

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

We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, Fluidigm Canada Inc., or Fluidigm Canada, an Ontario corporation and wholly-owned subsidiary of Fluidigm Sciences, was party to an interim license agreement, now expired, with Nodality, Inc., or Nodality, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. We have had prior discussions with Nodality to reinstate the license agreement. We cannot provide assurances that we will be able to reinstate the license agreement with Nodality or secure a new license agreement with Nodality or other third parties on acceptable terms, if at all.

In-licensed intellectual property rights that are fundamental to the business being operated present numerous risks and limitations. For example, all or a portion of the license rights granted may be limited for research use only, and in the event we attempt to expand into diagnostic applications, we would be required to negotiate additional rights, which may not be available to us on commercially reasonable terms, if at all.

Our rights to use the technology we license are also subject to the negotiation and continuation of those licenses. Certain of our licenses contain provisions that allow the licensor to terminate the license upon specific conditions. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful and the license is terminated, we might be barred from marketing, producing, and selling some or all of our products, which would have an adverse effect on our business. For example, pursuant to the terms of a license agreement entered into with Life in June 2011, we were obligated to make a $1.0 million payment to Life upon satisfaction of certain conditions. On October 16, 2013, Life provided notice that the $1.0 million payment was due and payable under the license agreement. We believe that at least one of the conditions of the milestone payment remains unmet; however, we paid Life the amount due while reserving our rights with respect to such matter to, among other reasons, avoid what would have been, in our view, an improper termination of our license to certain Life patent filings under the agreement, which could have subjected our relevant product lines to risks associated with patent infringement litigation.

Potential disputes between us and one of our existing licensors concerning the terms or conditions of the applicable license agreement could result, among other risks, in substantial management distraction; increased expenses associated with litigation or efforts to resolve disputes; substantial customer uncertainty concerning the direction of our product lines; potential infringement claims against us and/or our customers, which could include efforts by a licensor to enjoin sales of our products; customer requests for indemnification by us; and, in the event of an adverse determination, our inability to operate our business as currently operated. Termination of material license agreements could prevent us from manufacturing and selling our products unless we can negotiate new license terms or develop or acquire alternative intellectual property rights that cover or enable similar functionality. Any of these factors would be expected to have a material adverse effect on our business, operating results, and financial condition and could result in a substantial decline in our stock price.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2015, we had 28,785,710 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 59% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As of September 30, 2015, our current executive officers and directors beneficially owned (determined in accordance with the rules of the U.S. Securities & Exchange Commission) approximately 4% of the outstanding shares of our common stock. Additionally, stockholders holding at least 5% of our outstanding stock, and their respective affiliates, collectively beneficially owned or controlled approximately 59% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, large stockholders, and their respective affiliates, acting as a group, can have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 5. Other Information.

Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the Original License Agreement) between Fluidigm Canada Inc. (Fluidigm Canada) and PerkinElmer Health Sciences, Inc. (PerkinElmer). Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry.  On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted

PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in December 2025, unless earlier terminated pursuant to the terms of the license agreement.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1†	Office lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and the registrant dated August 17, 2015	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

FLUIDIGM CORPORATION

Dated: November 9, 2015	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: November 9, 2015	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1†	Office lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and the registrant dated August 17, 2015	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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