Form 10-K
period 2015-12-31
FLUIDIGM CORP
filed 2016-02-29
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $695,502,434 (based on a closing sale price of $24.20 per share as reported for the NASDAQ Global Select Market on June 30, 2015).
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 10, 2016 was 28,844,206.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders.

Fluidigm Corporation
Fiscal Year 2015
Form 10-K
Annual Report
______________________________________

i

Special Note Regarding Forward-looking Statements and Industry Data
This Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, cash flow, sources of revenue, operating and other expenses, unit sales, business strategies, expansion of our business, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
____________________________

“Fluidigm,” the Fluidigm logo, “Access Array,” “Biomark,” “C1,” “Callisto,” “CyTOF,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “FC1,” “Flex Six,” “Helios,” “High-Precision 96.96 Genotyping,” “Juno,” “Maxpar,” “MSL,” “Nanoflex” “Open App,” “Polaris,” “Script Builder,” “Script Hub,” “Singular,” “SNP Trace” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
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
As of December 31, 2015, we had sold approximately 1,630 systems to customers in more than 45 countries worldwide. Over 800 systems sold have been designated for single-cell biology research.
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

Production Genomics
Production genomics includes applied markets that utilize biology in an industrial or applied setting and typically involves high-throughput repeat testing applications. Key production genomics customers include Ag-Bio companies, clinical laboratories, biorepositories and biopharmaceutical companies.
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
Clinical Laboratories. Recent advances in genetic analysis technology are increasingly being used for clinical research applications. Techniques such as SNP genotyping, gene expression analysis, targeted DNA sequencing and other genetic correlation studies have been developed to identify disease susceptibility and to diagnose, classify, and monitor disease progression. Prognostics and diagnostics based on measuring these genetic markers have the potential to be much more accurate and robust than conventional diagnostics. The validation and translation of prognostics and diagnostics into clinically available tests often requires life science automation systems that are able to measure multiple biomarkers efficiently in a large number of patient samples.
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
Biopharmaceuticals. Biopharmaceutical companies use production scale genomic and proteomic analytical methods in numerous phases of the discovery, development and approval process of a therapeutic agent.  These methods also may be used in companion diagnostics to attempt to reduce adverse events and identify patient populations that may more effectively respond to a therapeutic agent.

Products
We market innovative technologies and life-science tools, including analytical and preparatory systems for genomic and proteomic analysis, and consumables, including IFCs, assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Preparatory Instruments
C1 Single-Cell Auto Prep System	Sample preparation system that rapidly and reliably isolates and processes individual cells for genomic analysis.
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome Sequencing, and Single-Cell Whole Genome DNA Sequencing, Single-Cell Epigenetics, Single-Cell Protein Expression

Access Array System
Sample preparation system that enables automated PCR-based target enrichment, barcoding, and tagging of targeted sequencing libraries and facilitates parallel amplification of up to 480 amplicons across 48 unique samples.
Targeted Resequencing with Next-Generation DNA Sequencing

Juno System and IFCs
System that automates the preparation of samples for genomic analysis.  The system automates PCR-based target enrichment, barcoding, and tagging of targeted sequencing libraries utilizing Targeted Sequencing Prep chemistry and IFCs.  The Targeted Sequencing Prep IFCs and chemistry facilitate parallel amplification of up to 5000 amplicons across up to 48 unique samples, or up to 2500 amplicons across up to 192 unique samples.  Juno also automates workflows for PCR-based gene expression and genotyping, preparing the Flex Six, 48.48, and 96.96 IFCs for both gene expression and genotyping. The Juno genotyping IFC incorporates preamplification for genotyping of challenging and low-concentration DNA samples, genotyping of up to 96 samples and 96 assays on a single IFC.
SNP Genotyping and Targeted Resequencing with Next-Generation DNA Sequencing

Callisto System and IFC	Integrated high-throughput system and IFC that enable automated cell culture and combinatorial dosing on a single device.	Stem Cell Reprogramming and Differentiation

Product	Product Description	Applications

Preparatory Analytical Instruments
Polaris System and IFC
System and IFC that incorporate cell selection, isolation, imaging, dosing, culture, and processing of single cells for downstream molecular biology and analysis techniques preparation into a single workflow.
Functional Genomics Using Single-Cell mRNA Sequencing

Analytical Instruments
Biomark HD System	Real-time PCR analytical instrument for high-throughput gene expression analysis, single-cell targeted gene expression analysis, microRNA analysis, SNP genotyping, and digital PCR.	SNP Genotyping, Digital PCR, and Gene Expression, including Single-Cell Targeted Gene Expression

EP1 System	End-point PCR analytical instrument that performs high-throughput SNP genotyping and end-point digital PCR.	SNP Genotyping and Digital PCR

Helios/CyTOF 2 System	Mass cytometry instrument that performs high-parameter single-cell protein analysis by analyzing cells labeled with a panel of reagents conjugated to stable metal isotopes.	Single-Cell Protein Analysis

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

Access Array IFC	IFC that facilitates parallel amplification, barcoding, and tagging of 48 unique samples and designed to enable recovery of reaction products from the IFC for sequencing.	Targeted Sequencing with Next-Generation DNA Sequencing

Dynamic Array IFCs
IFCs based on matrix architecture, allowing users to (i) individually assay up to 48 samples against up to 48 assays, (ii) individually assay up to 96 samples against up to 96 assays, or (iii) individually assay up to 192 samples against up to 24 assays.
Real-time qPCR, End-Point PCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression

Digital Array IFCs	IFCs based on partitioning architecture, allowing users to divide samples into up to 770 chambers in each of up to 48 panels for up to 36,960 reactions per IFC.	Digital PCR, Copy Number Variation and Mutation Detection

Flex Six IFC	IFC that incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs.	Gene Expression and SNP Genotyping

High-Throughput C1 mRNA Sequencing IFC	IFC that enables sequencing transcriptomes of up to 800 single cells.	Single-Cell mRNA Sequencing

Product	Product Description	Applications
Assays and Reagents
Delta Gene and SNP Type Assays
Custom designed assays for specific nucleic acid regions of interest, providing optimized assays, content, and services to users of Biomark and EP1 systems at lower cost as compared to other commercially available chemistries.
Gene Expression, Single-Cell Targeted Gene Expression, and SNP Genotyping

Access Array Target-Specific Primers and Targeted Sequencing Prep Primers	Custom designed amplicon-library preparation assays for use with Access Array IFCs on the Access Array or Juno systems.	Targeted Sequencing with Next-Generation DNA Sequencing

Maxpar Reagents	Pre-conjugated metal-labeled antibodies for functional and phenotypic profiling of single cells, application specific panel kits, and reagents for custom antibody labeling and nucleic acid staining.	Single-Cell Protein Analysis

We have announced the following new products, which we expect will be commercially available in the near future (as indicated below):

Product	Product Description	Applications
Imaging Mass Cytometer (IMC) instrument and reagents
New platform instrument that enables simultaneous measurements of more than 35 proteins in complex tissue samples or cell suspensions deposited on a microscopy slide, with spatial resolution provided by analysis of individual one micrometer pixels. The platform consists of a laser ablation module, capable of generating non-overlapping single shot ablation plumes at a frequency of 100 Hz and higher, and Helios system. The laser ablation module is compatible with existing Helios system installations.
The instrument and associated reagents are expected to be commercially available in the second half of 2016.
Research into system biology of solid tumors, such as breast cancer, pancreatic cancer, lung cancer

Laser Ablation Module
When connected to a Helios system, provides a solution for the growing need to conduct high-parameter imaging to complement existing single-cell genomics and proteomics techniques by providing spatial context.
Expected to be commercially available in the second half of 2016.
Spatial analysis of complex tissue samples and smeared cells on slides.

Additional Maxpar Reagents
Pre-conjugated cadmium isotope-labeled antibodies for functional and phenotypic profiling of single cells, application specific panel kits, and reagents for custom cadmium isotope-antibody labeling and nucleic acid staining.

Expected to be commercially available by
the end of 2016.
Single-Cell Protein Analysis

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
Our mass cytometry instrumentation technology includes a custom-designed inductively-coupled plasma ion source, ion-optical and vacuum systems, and instrument control electronics. With our CyTOF 2 system and our Helios system, which is an enhanced version of our CyTOF 2 system, individual cells are atomized, ionized, and extracted. A time-of-flight mass analyzer separates atomic ions of different mass-to-charge ratios, providing information on temporal distribution of ions.
We have also developed specialized software to manage and analyze the unusually large amounts of data produced by our systems. Our bioinformatic toolset, the Singular software, facilitates the analysis and visualization of single-cell gene expression data. More recently, we extended the scope of the toolset to include DNA analysis tools. We also developed the C1 Script Builder software to enable customers to take full advantage of the flexibility of C1 IFC architecture by allowing them to program their own control scripts for the C1 system. We offer Fluidigm Cytobank, our cloud-based platform of analytical tools, for use with the Helios/CyTOF 2 systems.
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
We also manufacture metal-conjugated antibodies for use with our Helios/CyTOF 2 system to allow detection of up to approximately 37 protein targets simultaneously in a single cell. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.
Sales and Marketing
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-

Pacific countries. Our sales and marketing efforts are targeted at laboratory directors and principal investigators at leading companies and academic institutions who need reliable life science automation solutions or enabling new single-cell biology technologies for research or commercial purposes.
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
As of December 31, 2015, we had 209 people employed in sales, technical support, and marketing, including 106 sales representatives and applications specialists located in the field.
Customers
We have sold our instruments to leading academic institutions, clinical laboratories, and pharmaceutical, biotechnology and Ag-Bio companies. No single customer represented more than 10% of our total revenue for 2015, 2014, or 2013.
Manufacturing
Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our proteomics analytical instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We are in the process of relocating this facility into a larger building. We also manufacture IFCs for research and development, assays, and reagents at our facilities in South San Francisco, California.
We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our Biomark system, specialized pneumatic and electronic components for our C1, Juno, Callisto and Polaris systems, the electron multiplier detector included in, and the nickel sampler cone and certain metal isotopes used with, our Helios/CyTOF 2 system, and certain raw materials for our Delta Gene and SNP Type assays and Access Array Target-Specific primers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
Research and Development
We have assembled experienced research and development teams at our South San Francisco, California, Markham, Ontario, Canada, and Singapore locations with the scientific, engineering, software, bioinformatic, and process talent that we believe is required to grow our business.
The largest component of our current research and development effort is in the areas of new products and new applications. For example, we have developed a prototype imaging mass cytometer to provide spatial resolution of protein expression in samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of more than 30 proteins. We also invest significantly in research and development efforts to expand our single-cell biology and production genomics applications. For example, we have developed our Singular bioinformatics tools for analyzing and visualizing single-cell gene expression data; our C1 Open App Program, which enables researchers to develop and share new single-cell applications on the C1 system; and our single-cell whole exome, single-cell whole genome, and high-throughput single-cell mRNA sequencing workflows for use with our C1 system.
The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing cost, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.
Our research and development expenses were $39.3 million, $43.4 million, and $20.0 million in 2015, 2014, and 2013, respectively. As of December 31, 2015, 132 of our employees were engaged in research and development activities.

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
Intellectual Property
Patents
We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2015, we owned or licensed over 520 patents and we had approximately 320 pending patent applications worldwide. Our patents have expiration dates ranging from 2016 to 2033.
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
Mass Cytometry. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement, referred to as the Original License Agreement, between Fluidigm Canada Inc., referred to as Fluidigm Canada, and PerkinElmer Health Sciences, Inc., referred to as Perkin Elmer. Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith, referred to as the Patents, and a non-exclusive license for reagents outside the field of ICP-based mass cytometry.  On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement.  Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement.  Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in December 2025, unless earlier terminated pursuant to the terms of the license agreement.
Any loss, termination, or adverse modification of our licensed intellectual property rights could have a material adverse effect on our business, operating results, and financial condition. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
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
Geographic Information
During the last three years, a majority of our revenue was generated within the United States and Europe and a majority of our long-lived assets are located within the United States and Singapore. Total product and service revenue received from customers outside the United States totaled $59.3 million, or 52% of our total product and service revenue, in 2015, compared to $56.8 million, or 49% of our total product and service revenue, in 2014, and $33.9 million, or 48% of our total product and service revenue, in 2013. Please see Note 13 to our audited consolidated financial statements for additional information for geographic areas.
Seasonality
In 2011, 2012, and 2014, our product revenue was higher in the fourth quarter of the year than in the first quarter of the next year reflecting numerous factors, including, among others, seasonal variations in customer operations and customer budget and capital spending cycles. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this historical trend resumed in 2015 and we expect it to continue.
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
Employees
As of December 31, 2015, we had 584 employees, of which 132 work in research and development, 86 work in general and administrative, 157 work in manufacturing, and 209 work in sales, technical support, and marketing. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement.
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
Executive Officers
The following table sets forth the names, ages (as of February 10, 2016) and positions of our executive officers:

Name	Age	Position
Gajus V. Worthington	46	President, Chief Executive Officer, and Director
Vikram Jog	59	Chief Financial Officer
Robert C. Jones	61	Chief Technology Officer, Genomics
Steven C. McPhail	62	General Manager, Production Genomics
William M. Smith	64	Executive Vice President, Legal Affairs, General Counsel, and Secretary
Mai Chan (Grace) Yow	57	Executive Vice President, Worldwide Manufacturing and Managing Director of Fluidigm Singapore Pte. Ltd.
Marc Unger, Ph.D.	45	Executive Vice President, Research and Development and Marketing
Gajus V. Worthington is a co-founder of Fluidigm and has served as our President, Chief Executive Officer and a director since our inception in June 1999. From May 1994 to April 1999, Mr. Worthington held various staff and management positions at Actel Corporation, a public semiconductor company that was acquired by Microsemi Corporation in 2010. Mr. Worthington received a B.S. in Physics and an M.S. in Electrical Engineering from Stanford University.
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
Robert C. Jones has served as our Chief Technology Officer, Genomics since August 2015. Previously, Mr. Jones served as Executive Vice President, Research and Development from August 2005 to July 2015. From August 1984 to July 2005, Mr. Jones held various managerial and research and development positions at Applied Biosystems, a laboratory equipment and supplies manufacturer that was a division of Applera Corporation, including: Senior Vice President Research and Development from April 2001 to August 2005; Vice President and General Manager Informatics Division from 1998 to 2001; and Vice President PCR Business Unit from 1994 to 1998. Mr. Jones received a BSEE in Electrical Engineering and an MSEE in Computer Engineering from the University of Washington.
Steven C. McPhail has served as our General Manager, Production Genomics since May 2015. From February 2003 to August 2012, Mr. McPhail was President and Chief Executive Officer of Expression Analysis, Inc., a genomic services company that was acquired by Quintiles Transnational Corporation in August 2012, where Mr. McPhail was President of the post-acquisition operation until March 2015. Prior to Expression Analysis, Inc., Mr. McPhail held various staff and management positions at companies in the diagnostic, biotechnology, and medical device markets, including ArgoMed Inc., Xanthon, Inc., TriPath Imaging Inc., Dynex Technologies, Inc., and Abbott Laboratories. Mr. McPhail serves on the Board of Visitors of NC Children's Hospital and on the Board of Trustees of the Carolinas chapter of the Crohn's and Colitis Foundation of America. Mr. McPhail received a B.S. in Biology from San Diego State University.
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
Marc Unger, Ph.D., has served has our Executive Vice President of Research and Development and Marketing since January 2014. Dr. Unger first joined Fluidigm in 2002 as our Director of Microfluidic Research and Development. Dr. Unger also has served as our Director of Research and Development from 2003 to 2007, Chief Scientific Officer from 2007 to 2012, and Chief Technology Officer from 2012 to 2013. Dr. Unger received a Ph.D. in Physical Chemistry from the California Institute of Technology and a B.S. in Chemistry from Union College.

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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012 and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend resumed in 2015, and we expect it to continue. Additionally, for the quarters ended March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarter ended September 30, 2015, and for the year ended December 31, 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc., Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, we have recently experienced increased competition in the single-cell biology market, including new product releases from Becton, Dickinson and Company, 10X Genomics, Inc. and WaferGen Bio-systems, Inc., as well as an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc.

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

Our business is dependent on the improvement of our existing products, our development of new products to serve existing markets, and our development of new products to create new markets and applications that were previously not practical with existing systems. We intend to devote significant personnel and financial resources to research and development activities designed to advance the capabilities of our technology. We have developed design rules for the implementation of our technology that are frequently revised to reflect new insights we have gained about the technology. In addition, we have discovered that biological or chemical reactions sometimes behave differently when implemented on our systems rather than in a standard laboratory environment. Furthermore, many such reactions take place within the confines of single cells, which have also demonstrated unexpected behavior when grown and manipulated within microfluidic environments. As a result, research and development efforts may be required to transfer certain reactions and cell handling techniques to our systems. In the past, product development projects have been significantly delayed when we encountered unanticipated difficulties in implementing a process on our systems. We may have similar delays in the future, and we may not obtain any benefits from our research and development activities. Any delay or failure by us to develop and release new products or product enhancements would have a substantial adverse effect on our business and results of operations. We are in the process of relocating our manufacturing facility for Helios/CyTOF 2 and other proteomics products in Canada, which could result in delays or disruptions in product development and which could have an adverse affect on our revenues or operating results.

Our products could have defects or errors, which may give rise to claims against us, adversely affect market adoption of our systems, and adversely affect our business, financial condition, and results of operations.

Our systems utilize novel and complex technology and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. For example, we have recently experienced a performance issue with respect to certain IFCs used in our C1 systems due to the presence of more than one cell in an IFC chamber. We are currently working to redesign such IFCs. Although we have announced our current expectation that redesigned IFCs will be available in the second quarter of 2016, we may experience unexpected delays or product development challenges that could affect the timing or our ability to release redesigned IFCs that adequately address these performance issues.

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

In addition, certain of our products are marketed for use with products sold by third parties. For example, our Access Array system is marketed as compatible with major next-generation DNA sequencing instruments. If such third-party products are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our products. In such case, the reliability and performance of our products may be compromised.

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

If one or more of our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our instruments, IFCs, assays and/or reagents and, as a result, our business will be harmed until we are able to secure a new facility.

We manufacture all of our genomics analytical and preparatory instruments and integrated fluidic circuits, or IFCs, for commercial sale at our facility in Singapore, our proteomics analytical instruments for commercial sale at our facility in Canada, and our assays and reagents for commercial sale at our facility in South San Francisco. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. We are in the process of relocating our manufacturing facility for Helios/CyTOF 2 and other proteomics products in Canada, which could result in delays or disruptions in manufacturing and which could have an adverse effect on our revenues or operating results.

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

During the years 2015, 2014, and 2013, approximately 52%, 49%, and 48%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the RoHS and WEEE directives, which regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;

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

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the years ended December 31, 2015, 2014, and 2013, we experienced foreign currency losses of $1.6 million, $1.1 million, and $0.5 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

•	Specialized pneumatic and electronic components for our C1, Callisto, Juno, and Polaris systems are available from a limited number of sources.

•	The electron multiplier detector included in the Helios/CyTOF 2 systems and certain metal isotopes used with the Helios/CyTOF 2 systems are purchased from sole source suppliers.

•	The nickel sampler cone used with the Helios/CyTOF 2 systems is purchased from single source suppliers and is available from a limited number of sources.

•	The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $53.3 million, $52.8 million, and $16.5 million during the years 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $363.5 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

As of December 31, 2015, we had approximately $202.9 million of goodwill and net intangible assets, net of amortization, of approximately $104.1 million and $98.8 million, respectively. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

The carrying amounts of goodwill and intangible assets are affected whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We review goodwill and indefinite lived intangible assets for impairment at least annually and more frequently under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge include declines in our stock price or market capitalization, declines in our market share or revenues, an increase in our losses, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. In particular, these or other adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from our goodwill and intangible assets. We have recently experienced substantial declines in our stock price, and continued weakness or further declines in our stock price increase the likelihood that we may be required to recognize impairment charges. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. We cannot provide assurances that we will not in the future be required to recognize impairment charges.

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

To use our products, our Biomark, EP1, and Helios/CyTOF 2 systems in particular, customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.

Our products, our Biomark, EP1, and Helios/CyTOF 2 systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.

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

Our products are currently labeled, promoted and sold to academic institutions, life sciences laboratories, and pharmaceutical, biotechnology, and Ag-Bio companies for research purposes only, or RUO, and are not designed for, or intended to be used for, diagnostic tests or as medical devices as currently marketed. Before we can begin to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.

We have announced our plan to register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. We currently expect to make initial filing in the near term. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and most of the requirements of the FDA’s Quality System Regulations, or QSRs, we will be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

In addition, we plan to submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selected basis. Although we plan to submit 510(k) applications for certain of our products, it is possible that the FDA will take the position that a more burdensome premarket application, such as a premarket approval application or a de novo application is required for some of our products. If such applications are required, greater time and investment would be required to obtain FDA approval. Even if the FDA agrees that a 510(k) is appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval may be denied for some or all of our products. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive.

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

We intend to seek similar regulatory clearance or approval for our products in countries outside of the United States. Sales of our products outside the United States will be subject to foreign regulatory requirements, which vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we will need to comply with the Medical Device Directive 93/42 EEC, which is required to market medical devices in the European Union. We also intend to seek certification under ISO 13485, the European Quality Standard applicable to medical device manufacturers. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.

As products that are currently labeled, promoted and intended for RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The FDA held a public workshop and accepted comments on the two draft guidance documents and is currently assessing next steps for implementing the framework for regulating LDTs. At the same time, various legislative proposals have been floated that would take differing approaches to the regulation of LDTs. It is also possible that companies or associations will attempt to bring litigation against the FDA arguing that the FDA lacks legal authority over LDTs. We cannot predict how these various efforts will be resolved, how FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

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

If the FDA modifies its approach to our products labeled and intended for RUO, or otherwise determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic purposes, before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, if the FDA determines that our products labeled for RUO were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action.

Compliance or the failure to comply with current and future regulations affecting our products and business operations worldwide, such as environmental regulations enacted in the European Union, could cause us significant expense and adversely impact our business.

We are subject to many federal, state, local, and foreign regulations relating to various aspects of our business operations. Governmental entities at all levels are continuously enacting new regulations, and it is difficult to identify all applicable regulations and anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with applicable regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries are subject to WEEE requirements may become subject to RoHS. These and similar regulations that have been or are in the process of being enacted in other countries may require us to redesign our products, use different types of materials in certain components, or source alternative components to ensure compliance with applicable standards, and may reduce the availability of parts and components used in our products by negatively impacting our suppliers’ ability to source parts and components in a timely and cost-effective manner.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 18 months. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current lease for our manufacturing facility in Singapore expires in June 2022. In the event that we need to add to our existing manufacturing space in Singapore or move our manufacturing facility to a new location in Singapore, such a move will involve significant expense and efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment. The current lease for our facility in Canada expires in April 2016. In August 2015, we entered into a lease for new office, laboratory and warehouse space in Canada and expect to relocate our Canada operations to the new space in April 2016. A move of any of our manufacturing facilities may delay or otherwise adversely affect our manufacturing activities and business.

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

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.

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

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. Although no claims against us are currently pending, we have in the past received notices from third parties alleging potential disclosures of confidential information. We may become subject to claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, a third party competitor recently initiated litigation against a newly hired Fluidigm employee alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to the third party. Although we are not currently a party to this litigation, we cannot provide assurances that the third party will not bring claims against Fluidigm with respect to this employee or other employees that we have hired or may hire who were previously associated with the third party. If we fail in defending such claims, in addition to paying monetary damages or the potential for injunctive relief against us, in some instances we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2015, we had 28,844,206 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 58% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease approximately 94,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. The leases for approximately 42,000 square feet of manufacturing and office space at our facility in Singapore will expire in June 2022. Additionally, we lease office, laboratory, and manufacturing space in Markham, Ontario, Canada and Sunnyvale, California under leases that expire in April 2016 and July 2016, respectively. We are currently relocating our Canada operations to a new facility in the Ontario, Canada area that has approximately 41,145 square feet of office, laboratory and warehouse space. The lease for the new facility expires 10 years from April 1, 2016. As of December 31, 2015, we also leased office space in Japan, China, and France, with various expiration dates through April 2018. We believe that our existing office, laboratory, and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current needs through 2016. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others.  Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock; Dividends
Our common stock began trading on the NASDAQ Global Select Market under the symbol “FLDM” on February 10, 2011. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2015	High	Low
First Quarter	$45.54	$33.27
Second Quarter	$44.47	$23.39
Third Quarter	$23.60	$8.11
Fourth Quarter	$11.95	$7.38

Year ended December 31, 2014	High	Low
First Quarter	$48.89	$36.70
Second Quarter	$45.72	$25.46
Third Quarter	$32.08	$24.50
Fourth Quarter	$33.73	$22.06
We had approximately 99 stockholders of record as of February 10, 2016; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

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

The following graph shows a comparison from February 10, 2011 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Composite Total Return Index and the NASDAQ US Benchmark Medical Equipment Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and consolidated balance sheet data as of December 31, 2015 and 2014 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended December 31, 2012 and December 31, 2011 and the consolidated balance sheet data as of December 31, 2013, December 31, 2012, and December 31, 2011 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$114,712	$116,456	$71,183	$52,334	$42,865
Loss from operations	(50,155)	(51,836)	(18,653)	(18,071)	(18,566)
Net loss	(53,315)	(52,830)	(16,526)	(19,024)	(32,370)
Net loss per share, basic and diluted	(1.86)	(1.90)	(0.65)	(0.86)	(1.81)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$101,465	$142,800	$86,286	$83,677	$54,967
Working capital (1)	123,433	133,440	89,354	91,500	51,873
Total assets	371,061	407,559	116,915	113,732	79,326
Total long-term debt	195,684	195,455	—	—	10,138
Total stockholders’ equity	114,901	150,419	96,414	100,657	56,897

(1) Working capital excludes deferred revenue

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
On February 13, 2014, we completed our acquisition of DVS Sciences, Inc., or DVS, for $199.9 million.
Our total revenue was $71.2 million in 2013, $116.5 million in 2014, and $114.7 million in 2015. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2015, our accumulated deficit was $363.5 million.
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
Revenue Recognition
We generate revenue from sales of our products and services, license agreements, and government grants. Our product revenue consists of sales of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of sales of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training.
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
Our products are typically delivered within a short time frame, generally within one to three months, of the contract date. Service contracts are entered into for terms of one to three years, following the expiration of the warranty period.
Our products are generally sold without the right of return. Accruals are provided for estimated warranty expenses at the time the associated revenue is recognized. We use judgment to estimate these accruals and, if we were to experience an increase in warranty claims or if costs of servicing our products under warranty were greater than our estimates, our cost of product revenue could be adversely affected in future periods.
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
We have received grants from various governmental entities for research and related activities. Grants provide us with payments for certain types of research and development activities performed over a contractually defined period. Grant revenue is recognized in the period during which the related costs are incurred, provided that the conditions under which the grants were provided have been met and we have only perfunctory obligations outstanding. Amounts received in advance of revenue recognition are classified as deferred revenue in the consolidated balance sheets. Costs associated with grants are included in research and development expenses in the consolidated statements of operations.
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

Our common stock has a limited trading history because our common stock was not publicly traded until our initial public offering, or IPO, in February 2011. Accordingly, the expected volatility of our common stock is derived from the historical volatilities of several unrelated public companies within the life science industry. When selecting our industry peer companies, we consider our stage of development, size, and financial leverage. These historical volatilities are weighted and combined to produce a single volatility factor. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. We estimate the expected lives of employee options using the “simplified” method as the midpoint of the expected time-to-vest and the contractual term.
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
We estimate our forfeiture rate based on an analysis of our actual forfeitures and we will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments was insignificant during 2015, 2014, and 2013. We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.
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
We recorded stock-based compensation of $16.8 million, $20.9 million, and $6.4 million during 2015, 2014, and 2013, respectively. As of December 31, 2015, we have $29.8 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.6 years.
Income Taxes
We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Our provision for income taxes generally consists of tax expense/benefit related to current period earnings/losses. As part of the process of preparing our consolidated financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, including historical operating results in each jurisdiction, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. These deferred tax assets primarily consist of net operating loss carryforwards, research and development tax credits, and stock-based compensation. We intend to maintain such valuation allowance until sufficient evidence exists to support its reduction. Our deferred tax liabilities primarily consist of book and tax basis differences in fixed assets and acquired identifiable intangible assets. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.
We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions will be reflected in the income tax provision.
We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2015 because such earnings are intended to be indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, we believe there will be no material U.S. federal and state income tax liability as there are sufficient amount of tax losses or other attributes. Undistributed earnings of our foreign subsidiaries amounted to approximately $0.9 million, as of December 31, 2015. If these earning were to be repatriated, approximately $27,000 of withholding taxes may be due. However, since such subsidiaries’ earnings are permanently reinvested, no related deferred tax liabilities were accrued as of December 31, 2015.
Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allowed a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period subject to the achievement of certain milestones. Effective January 1, 2015, our Pioneer Tax Status was replaced by a Development and Expansion Incentive, which provides a reduced tax rate for qualifying income in Singapore through 2019, if certain milestones are met. Due to available capital allowances, we have not benefited from the tax exemption or from the reduced tax rate through December 31, 2015, and may not benefit from the incentive if we do not achieve the required milestones in future years.
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
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including a decline in our stock price or market capitalization, declines in our market shares or revenue, operating fundamentals, rapid changes in technology, competition, general economic conditions or other matters, requires significant judgment. An impairment charge may occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future could make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values. If and when these write-downs occur, they could harm our results of operations. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded.

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
Results of Operations
The following table presents our historical consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013, and as a percentage of total revenue for the respective years ($ in thousands):

	Year Ended December 31,
	2015	2015	2014	2014	2013	2013
Revenue:
Total revenue	$114,712	100%	$116,456	100%	$71,183	100%
Costs and expenses:
Cost of product revenue	43,001	37	39,511	34	18,538	27
Cost of service revenue	3,629	3	3,338	3	1,666	2
Research and development	39,264	34	43,423	37	19,953	28
Selling, general and administrative	82,959	72	71,324	62	48,412	68
Litigation settlement	—	—	—	—	1,267	1
Acquisition-related expenses	—	—	10,696	9	—	—
Gain on escrow settlement	(3,986)	(3)
Total costs and expenses	164,867	143	168,292	145	89,836	126
Loss from operations	(50,155)	(44)	(51,836)	(45)	(18,653)	(26)
Interest expense	(5,808)	(4)	(5,344)	(4)	(14)	—
Gain from sale of investment in Verinata	2,330	2	332	1	1,777	2
Other income (expense), net	(1,157)	(1)	(857)	(1)	501	1
Loss before income taxes	(54,790)	(47)	(57,705)	(49)	(16,389)	(23)
Benefit from (provision for) income taxes	1,475	1	4,875	4	(137)	—
Net loss	$(53,315)	(46)%	$(52,830)	(45)%	$(16,526)	(23)%
Revenue
We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We have entered into license agreements and have received government grants to conduct research and development activities.
The following table presents our revenue by source for each period presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Instruments	$58,455	$60,233	$36,044
Consumables	43,685	46,838	29,145
Product revenue	102,140	107,071	65,189
Service revenue	12,315	8,844	5,009
License revenue	257	323	327
Grant revenue	—	218	658
Total revenue	$114,712	$116,456	$71,183
The following table presents our total product and service revenue by geography and as a percentage of total product and service revenue by geography of our customers for each period presented (in thousands):

	Year Ended December 31,
	2015		2014		2013
United States	$55,147	48%	$59,133	51%	$36,308	52%
Europe	36,772	32%	33,045	29%	18,472	26%
Asia Pacific	10,925	10%	12,878	11%	6,564	9%
Japan	6,042	5%	6,932	6%	6,639	10%
Other	5,569	5%	3,927	3%	2,215	3%
Total product and service revenue	$114,455	100%	$115,915	100%	$70,198	100%
Our license and grant revenue is primarily generated in the United States.
Our customers include academic research institutions, clinical laboratories, and pharmaceutical, biotechnology and Ag-Bio companies worldwide. Product and service revenue, excluding license and grant revenue, from our five largest customers in each of the periods presented comprised 13%, 15%, and 18% of total product and service revenue in 2015, 2014, and 2013, respectively.
Comparison of the Years Ended December 31, 2015 and December 31, 2014
Total Revenue
Total revenue decreased by $1.7 million, or 1.5%, to $114.7 million for 2015, compared to $116.5 million for 2014 primarily due to a decrease of $4.9 million in product revenue, partially offset by a $3.5 million increase in service revenue. Unfavorable foreign exchange rates, primarily between the U.S. dollar and Euro, adversely affected total revenue by approximately $5.0 million, or 15% in 2015. Continued weakness in foreign currencies, particularly the Euro, relative to the U.S. dollar would be expected to have an adverse effect on our revenue.
Product Revenue
Product revenue decreased by $4.9 million, or 5%, to $102.1 million for 2015, compared to $107.1 million for 2014.
Instrument revenue decreased by $1.8 million, or 3%, to $58.4 million for 2015, primarily due to decreases in unit sales of core genomic analytical systems, which include BioMark, C1 and Access Array, and, to a lesser extent, lower average selling prices, partially offset by growth in unit sales of Helios/CyTOF2 systems with relatively higher selling prices compared to core genomic systems, and contributions from new products including Juno and Polaris. Unfavorable foreign exchange rates adversely affected instrument revenue by $3.6 million, or 6% in 2015 compared to 2014.
Consumables revenue decreased by $3.2 million, or 7%, to $43.7 million for 2015, primarily due to decreases in IFC unit volumes from production genomics applications, as well as the negative effects of foreign exchange rates, which reduced consumables revenue by $2.3 million or 5% in 2015.
Annualized IFC pull-through for our genomics analytical systems was within our revised range of $25,000 to $35,000 per system per year, compared to a range of $40,000 to $50,000 per system per year in 2014. In 2015, annualized IFC pull-through for our genomics preparatory systems was within our expected range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was within our historical range of $50,000 to $70,000 per system. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
We currently expect total product revenue to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. In addition, our revenue declined from fiscal 2014 to 2015, and we cannot provide assurance concerning future revenue growth, if any.
Service Revenue
Service revenue increased by $3.5 million, or 40%, to $12.3 million for 2015, primarily due to increased sales of post-warranty service contracts and increased installation and training for our Helios/CyTOF2 systems. Service revenue for prior periods, which was previously recorded in instrument revenue, has been reclassified to conform to the current period presentation.

Grant and License Revenue

Grant revenue consists of a grant from the California Institute for Regenerative Medicine (CIRM). Grant revenue was $0.2 million in 2014. There was no grant revenue in 2015. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period, which ended in April 2014. The CIRM grant revenue was recognized as the related research and development services were performed and costs associated with the grants were recognized as research and development expense during the period incurred.

License revenue was $0.3 million in each of 2015 and 2014.
Cost of Product and Service Revenue
The following table presents our cost of product and service revenue and product and service margins for each period presented (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014
Cost of product revenue	$43,001	$39,511
Product margin	58%	63%
Cost of service revenue	3,629	3,338
Service margin	71%	62%
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Cost of service includes direct labor hours, overhead and instrument parts. Costs related to license and grant revenue are included in research and development expense.
Cost of product revenue increased by $3.5 million, or 9%, to $43.0 million for 2015 from $39.5 million for 2014. Cost of product revenue for 2015 includes $11.2 million of amortization of acquired intangible assets resulting from our acquisition of DVS.  Cost of product revenue for 2014 includes $10.7 million of amortization of developed technology and inventory fair value write-up resulting from our acquisition of DVS. Overall cost of product revenue as a percentage of product revenue was 42% and 37% for 2015 and 2014, including 11% and 10% related to these charges, respectively. Product margins declined 5 percentage points primarily due to lower consumables capacity utilization, lower instrument selling prices, higher acquisition-related amortization costs and higher IFC inventory reserves related to product transitions.
Cost of service revenue increased by $0.3 million, or 9%, to $3.6 million for 2015 from $3.3 million for 2014. Cost of service revenue as a percentage of service revenue was 29% and 38% for 2015 and 2014, respectively. Service margin increased nine percentage points during 2015 compared to 2014, mainly due to increased post-warranty service contract revenue combined with relatively lower growth in service costs.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014
Research and development	$39,264	$43,423
Selling, general and administrative	82,959	71,324
Acquisition-related expenses	—	10,696
Gain on escrow settlement	(3,986)	—
Total operating expenses	$118,237	$125,443
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
Research and development expense decreased by $4.2 million, or 10%, to $39.3 million for 2015, compared to $43.4 million for 2014. The decrease in research and development expense was primarily due to a decrease in stock-based compensation expenses of $5.6 million resulting from the vesting in 2014 of a substantial portion of equity awards in connection with the DVS acquisition according to the vesting terms, partially offset by an increase in compensation-related costs of $0.7 million and an increase in facilities costs of $0.6 million.
We believe that our continued investment in research and development is essential to our long-term competitive position and that these expenses will increase in future periods.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased $11.6 million, or 16%, to $83.0 million for 2015, compared to $71.3 million for 2014. The increase was primarily due to higher headcount and compensation-related costs of $4.1 million, including an increase of $1.3 million in stock-based compensation; increased legal costs of $3.0 million and other outside services costs of $2.2 million, and increased facilities costs of $1.1 million. The increase in selling, general and administrative expense was mainly driven by continued investments in our global commercial infrastructure.

Acquisition-Related Expenses
Acquisition-related expenses were $10.7 million for 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees relating to our acquisition of DVS. There were no acquisition-related expenses in 2015.

Gain on Escrow Settlement
Approximately 885,000 shares of Fluidigm common stock were deposited into escrow, or Escrowed Shares, in connection with our acquisition of DVS in February 2014. The Escrowed Shares comprised a portion of the merger consideration and were being held in escrow to secure indemnification obligations under the merger agreement. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015, or the Initial Release Date, and the balance of the shares were eligible for release on August 13, 2015, provided that in each case shares would have continued to be held in escrow in amounts that we reasonably determined in good faith to be necessary to satisfy any claims for which we had delivered a notice of claim which had not been fully resolved between us and the representative of the former stockholders of DVS, or Stockholder Representative. Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the merger agreement, which were objected to by the Stockholder Representative. In July 2015, we entered into a settlement agreement with the Stockholder Representative regarding the claims pursuant to which the parties agreed to release approximately 80% of the Escrowed Shares to the former stockholders of DVS, and the remaining approximately 20% of the Escrowed Shares, or 170,107 shares, to us, which were canceled and returned to the status of authorized and unissued shares. On the settlement date, the 170,107 shares had a value of approximately $4.0 million, which was recorded to gain on escrow settlement during the quarter ended September 30, 2015.
Interest Expense and Other Income and Expense, Net
The following table presents these items for each period presented (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014
Interest expense	$(5,808)	$(5,344)
Gain from sale of investment in Verinata	2,330	332
Other income (expense), net	(1,157)	(857)
Total	$(4,635)	$(5,869)

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. The Notes accrue interest at a rate of 2.75% per year, payable semi-

annually in arrears on February 1 and August 1 of each year, commencing August 1, 2014. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.
Interest expense increased to $5.8 million for 2015, compared to $5.3 million for 2014 due to the accrual of interest under the terms of the Note, as compared to a partial comparable period in 2014.
Gain from Sale of Investment in Verinata
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata, resulting in a gain of $1.8 million. During 2014, we received cash proceeds of $0.3 million from the escrow account related to the acquisition. We recorded these amounts as "Gain from sale of investment in Verinata" in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2014. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million in Other Assets and Gain from sale of investment in Verinata in the accompanying consolidated statement of operations for the year ended December 31, 2015. In January 2016, we received payment of this amount.
Other expense, net increased by $1.1 million for 2015, compared to $0.9 million for 2014, primarily due to losses from revaluation of certain foreign currency denominated assets and liabilities during 2015.

Benefit from Income Taxes
We recorded a tax benefit of $1.5 million, or an effective tax rate benefit of 2.6%, for the year ended December 31, 2015. This tax benefit was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by net income tax expense from our foreign operations and unrecognized tax benefits. We recorded a tax benefit of $4.9 million for the year ended December 31, 2014, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net income tax benefit from our foreign operations and release of valuation allowance on California deferred tax assets, as a result of the deferred tax liability related to its acquired intellectual property.
Comparison of the Years Ended December 31, 2014 and December 31, 2013
Total Revenue
Total revenue increased by $45.3 million, or 64%, to $116.5 million for 2014, compared to $71.2 million for 2013 primarily due to an overall growth in our business, including revenue growth for both instruments and consumables. Revenue from the sale of Helios/CyTOF 2 systems and related consumables following our acquisition of DVS Sciences, Inc., or DVS, in February 2014, contributed $20.7 million to total revenue in 2014. This growth in revenues was negatively impacted by generally unfavorable foreign exchange rate trends for the year 2014 and in particular during the fourth quarter of 2014. The unfavorable impact on revenues was approximately 3% during the fourth quarter of 2014.
Product Revenue
Product revenue increased by $45.7 million, or 65%, to $115.9 million for 2014, compared to $70.2 million for 2013.
Instrument revenue increased by $28.0 million, or 68%, primarily driven by sales of our Helios/CyTOF 2 systems which we commenced selling upon the acquisition of DVS, and net increases in unit sales of our preparatory systems, which include the C1 Single-Cell Auto Prep system, and to a lesser extent, net increases in unit sales of our analytical systems. Instrument revenue growth, excluding contribution from the acquired Helios/CyTOF 2 system, was 30% for 2014 compared to 2013.
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
Service Revenue
Service revenue increased by $3.8 million, or 77%, to $8.8 million for 2014, attributable primarily to sales of service and installation contracts in connection with the sale of Helios/CyTOF 2 systems as a result of the DVS acquisition. An increase in the sale of post-warranty service contracts also contributed to the increase in service revenue.
Grant and License Revenue
Grant revenue consists of a grant from CIRM. Grant revenue was $0.2 million and $0.7 million in 2014 and 2013, respectively. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period, which ended in April 2014. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with the grants are recognized as research and development expense during the period incurred.
License revenue was $0.3 million in each of 2014 and 2013.
Cost of Product and Service Revenue
The following table presents our cost of total product and service revenue and product and service margin for each period presented (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Cost of product revenue	$39,511	$18,538
Product margin	63%	72%
Cost of service revenue	$3,338	$1,666
Service margin	62%	67%
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Cost of service revenue includes direct labor hours, overhead and instrument parts. Costs related to license and grant revenue are included in research and development expense.
Cost of product revenue increased by $21.0 million, or 113%, to $39.5 million for 2014 from $18.5 million for 2013. Cost of product revenue for 2014 includes $10.7 million of amortization of acquired intangible assets and inventory fair-value write-up resulting from our acquisition of DVS with no corresponding charges in 2013. Cost of product revenue as a percentage of product revenue was 37% (including 10 percentage points related primarily to amortization of acquired intangible assets and inventory fair-value write-up) and 28% for 2014 and 2013, respectively.

Excluding the impact of the acquisition-related amortization costs, overall product margins improved by one percentage point as the product margins for both our instruments and consumables increased, offset by a shift in the sales mix from consumables to instruments, which have comparatively lower product margins.
Cost of service revenue increased by $1.7 million, or 101%, to $3.3 million in 2014. The increase in cost of service revenue was primarily due to supporting additional service contracts from our acquisition of DVS in 2014 as compared to the comparable period.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Research and development	$43,423	$19,953
Selling, general and administrative	71,324	48,412
Litigation settlement		1,267
Acquisition-related expenses	$10,696	$—
Total operating expenses	$125,443	$69,632
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
Research and development expense was $43.4 million for 2014, an increase of $23.5 million, or 118%, compared to $20.2 million for 2013. The increase in research and development expense was primarily due to an increase in headcount and other compensation-related costs of $15.5 million, an increase in lab supplies and equipment costs of $5.1 million, increase in facilities-related expense of $1.7 million, and an increase in outside services of $1.1 million. These increased costs were primarily driven by the acquisition of DVS and in support of our development and commercialization of new and existing products and services.
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
Acquisition-Related Expenses
Acquisition-related expenses were $10.7 million for 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees in our acquisition of DVS.

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
Interest expense increased to $5.3 million for 2014, compared to $14,000 for 2013, due to interest expense under the terms of the Notes, which were issued in the first quarter of 2014, and amortization of debt discount related to the Notes.
In February 2013, Illumina, Inc. acquired Verinata Health, Inc., or Verinata, for $350 million in cash and up to an additional $100 million in milestone payments through 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata, resulting in a gain of $1.8 million. During 2014, we received cash proceeds of $0.3 million from the escrow account related to the acquisition. We recorded proceeds as "Gain from sale of investment in Verinata" in the accompanying consolidated statements of operations for the year ended December 31, 2014.
Other expense, net increased by $1.4 million for the year ended December 31, 2014 compared to other income, net of $0.5 million for the year ended December 31, 2013. In 2013, the income was due primarily to a gain resulting from settlement of litigation filed by us against NanoString Technologies, Inc. In 2014, the other expense is primarily due to the foreign exchange losses resulting mainly from unfavorable changes in the Euro and Japanese Yen exchange rates relative to the U.S. dollar.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2015, our principal sources of liquidity consisted of $29.1 million of cash and cash equivalents and $72.3 million of short-term and long-term investments. As of December 31, 2015, our working capital (excluding deferred revenue) totaled $123.4 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flow summary
Net cash used in operating activities	$(34,696)	$(22,623)	$(1,591)
Net cash (used in) provided by investing activities	25,744	(178,385)	(27,565)
Net cash provided by financing activities	5,303	200,326	5,806
Net (decrease) increase in cash and cash equivalents	(4,596)	(1,548)	(23,388)

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
Net cash used in operating activities was $34.7 million, $22.6 million, and $1.6 million in 2015, 2014, and 2013, respectively. Net cash used in operating activities in 2015 of $34.7 million consisted of net loss of $53.3 million less non-cash adjustments of $26.9 million, plus net change in assets and liabilities of $8.2 million. Non-cash items primarily included stock-based compensation expense of $16.8 million, amortization of developed technology of $11.2 million, and depreciation and amortization of $4.9 million, partially offset by a $4.0 million gain on escrow settlement and $2.3 million gain from the sale of investment in Verinata. The net change in assets and liabilities was primarily driven by an increase in inventory and accounts receivable, offset by a net decrease in liabilities.
Net cash used in operating activities during 2014 resulted from a net loss of $52.8 million, adjusted for $38.1 million in non-cash charges and a $7.8 million increase in net assets and liabilities. Significant non-cash charges included stock-based compensation expense, depreciation and amortization, amortization of developed technology, and acquisition-related share-based awards acceleration expense. The net change in assets and liabilities was driven primarily by higher inventory and accounts receivables offset by a net increase in operating liabilities. Cash used in operating activities in 2014 included $8.0 million of cash outflows related to the DVS acquisition.
Net cash used in operating activities during 2013 resulted from a net loss of $16.5 million, adjusted for $7.5 million in non-cash charges and a $7.4 million decrease in net assets and liabilities. Significant non-cash charges included stock-based compensation expense, and depreciation and amortization. The net change in assets and liabilities was driven primarily by an increase in deferred revenue and other liabilities.
Net Cash (used in) provided by Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term and long-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our expanding infrastructure and work force. We expect to continue to expand our manufacturing capability and throughput, including improvements in manufacturing productivity, and expect to incur additional costs for capital expenditures related to these efforts in future periods. In addition, we expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our growth.
Net cash provided by (used in) investing activities was $25.7 million, ($178.4) million and ($27.6) million in 2015, 2014, and 2013, respectively. Net cash provided by investing activities in 2015, included proceeds from sales and maturities of investments of $103.3 million, offset by purchases of investments of $67.0 million, purchase of patents from PerkinElmer and other intangibles of $6.7 million; and capital expenditures of $4.0 million to support growth in our commercial and manufacturing operations.

We used $178.4 million of cash in investing activities during 2014, including $113.2 million in connection with the DVS acquisition, net of acquired cash of $8.4 million classified as cash used in operating activities, purchases of investments of $132.6 million; capital expenditures of $7.4 million primarily to support growth in our manufacturing operations, partially offset by proceeds from sales and maturities of investments of $74.5 million, and additional proceeds of $0.3 million from the 2013 sale of our investment in Verinata.
We used $27.6 million of cash in investing activities during 2013 primarily for purchases of investments of $59.4 million, purchase of intangible assets from Helicos Biosciences Corporation and related transaction costs of $1.2 million, and purchases of capital equipment of $3.4 million to support growth in our commercial and manufacturing operations; partially offset by proceeds from sales and maturities of investments of $33.4 million, and proceeds from the sale of our investment in Verinata of $3.1 million.
Net Cash Provided by Financing Activities
We generated $5.3 million of cash from financing activities during 2015 from proceeds received in connection with the exercise of options for our common stock.

Net cash provided by financing activities was $200.3 million during 2014, consisting of net proceeds of $195.2 million from the issuance of the Notes and proceeds received in connection with the exercise of options for our common stock of $5.1 million.
We generated $5.8 million of cash from financing activities during 2013 from proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At December 31, 2015 and December 31, 2014, our working capital, excluding deferred revenues, was $123.4 million and $133.4 million, respectively, including cash and cash equivalents of $29.1 million and $33.7 million, respectively, and short-term and long-term investments of $72.3 million and $109.1 million, respectively. On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our Notes and received cash proceeds of $195.2 million, net of underwriting discounts. Debt issuance costs were approximately $1.1 million. We used $113.2 million of the net proceeds to fund the cash portion of the consideration paid by us in connection with our acquisition of DVS.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Debt obligations	$301,330	$5,534	$11,069	$11,069	$273,658
Operating lease obligations	22,994	4,084	8,765	6,607	3,538
Purchase obligations	8,527	8,350	177	—	—
Total	$332,851	$17,968	$20,011	$17,676	$277,196

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
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 1, 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, of which we used $0.5 million and the $0.2 million which was used to offset base rent obligations in the quarter ended September 30, 2015, and an additional allowance of $0.5 million for tenant improvements, which if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $6.7 million as of December 31, 2015.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.0 million as of December 31, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.3 million as of December 31, 2015.
On December 8, 2015, we entered into an additional amendment to the Lease (the December 2015 Amendment), which provides for an expansion of the premises covered under the Lease by approximately 24,039 square feet, with a targeted commencement date of April 1, 2016, payment of base rent with rent escalation, and an increase in our share of certain operating expenses during the term of the Lease. The December 2015 Amendment also provided for an allowance of up to approximately $0.4 million for tenant improvements. The total future minimum lease payments for additional space, which will be paid through April 2020, are approximately $3.8 million as of December 31, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary, Fluidigm Singapore, accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated on August 2014. The leases relating to our prior manufacturing facility in Singapore terminated in August 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore terminated the June 2014 Singapore Lease as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $4.0 million as of December 31, 2015. In connection with our acquisition of DVS, we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and January 2016, respectively, in connection with our acquisition of DVS (See Note 4 to our audited consolidated financial statements for additional information). The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We extended the

Canada lease through April 2016. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $154,000 as of December 31, 2015.
On August 18, 2015, we, Fluidigm Canada Inc., our wholly-owned subsidiary of the Company (Fluidigm Canada), and Rodick Equities, Inc. (Landlord) entered into a lease dated as of August 17, 2015 (the New Canada Lease), relating to the lease of approximately 41,145 square feet of office, laboratory, and warehouse space at a facility in Markham, Ontario, Canada. Pursuant to the terms of the New Canada Lease, Fluidigm Canada was in possession of the new space commencing on or about August 27, 2015, and rental obligations thereunder will commence on April 1, 2016 for a term of ten years. The New Canada Lease provides for an allowance for tenant improvements, an option to renew the Lease for an additional five years, and a right of first offer on certain additional space in the Building.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the years ended December 31, 2015 and 2014, we experienced foreign currency losses of $1.6 million and $1.1 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity
We had cash and cash equivalents of $29.1 million at December 31, 2015. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $72.3 million in investments at December 31, 2015 held primarily in U.S. government agency securities. The contractual maturity periods of $65.9 million of our investments are within one year from December 31, 2015. The contractual maturity periods of our remaining investments are less than eighteen months from December 31, 2015. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Fluidigm Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Fluidigm Corporation and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015 listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fluidigm Corporation

We have audited the accompanying consolidated balance sheets of Fluidigm Corporation as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluidigm Corporation at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2016

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$29,117	$33,713
Short-term investments	65,855	81,588
Accounts receivable (net of allowances of $103 and $120 at December 31, 2015 and 2014, respectively)	25,457	22,384
Inventories	17,924	15,991
Prepaid expenses and other current assets	5,742	2,221
Total current assets	144,095	155,897
Long-term investments	6,493	27,499
Property and equipment, net	15,258	13,889
Other non-current assets	10,059	3,966
Developed Technology, net	91,048	102,200
Goodwill	104,108	104,108
Total assets	$371,061	$407,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,094	$5,919
Accrued compensation and related benefits	3,553	6,874
Other accrued liabilities	11,015	9,664
Deferred revenue, current portion	9,419	6,928
Total current liabilities	30,081	29,385
Convertible notes, net	195,684	195,455
Deferred tax liability	23,595	26,152
Deferred revenue, net of current portion	4,398	4,357
Other non-current liabilities	2,402	1,791
Total liabilities	256,160	257,140
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2015 or 2014	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2015 and 2014; 28,844 and 28,341 shares issued and outstanding at December 31, 2015 and 2014, respectively	29	28
Additional paid-in capital	479,508	461,362
Accumulated other comprehensive loss	(1,144)	(794)
Accumulated deficit	(363,492)	(310,177)
Total stockholders’ equity	114,901	150,419
Total liabilities and stockholders’ equity	$371,061	$407,559
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product revenue	$102,140	$107,071	$65,189
Service revenue	12,315	8,844	5,009
License revenue	257	323	327
Grant revenue	—	218	658
Total revenue	114,712	116,456	71,183
Costs and expenses:
Cost of product revenue	43,001	39,511	18,538
Cost of service revenue	3,629	3,338	1,666
Research and development	39,264	43,423	19,953
Selling, general and administrative	82,959	71,324	48,412
Litigation settlement	—	—	1,267
Acquisition-related expenses	—	10,696	—
Gain on escrow settlement	(3,986)	—	—
Total costs and expenses	164,867	168,292	89,836
Loss from operations	(50,155)	(51,836)	(18,653)
Interest expense	(5,808)	(5,344)	(14)
Gain from sale of investment in Verinata	2,330	332	1,777
Other income (expense), net	(1,157)	(857)	501
Loss before income taxes	(54,790)	(57,705)	(16,389)
Benefit from (provision for) income taxes	1,475	4,875	(137)
Net loss	(53,315)	(52,830)	(16,526)
Net loss per share, basic and diluted	$(1.86)	$(1.90)	$(0.65)
Shares used in computing net loss per share, basic and diluted	28,711	27,768	25,479

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(53,315)	$(52,830)	$(16,526)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(327)	(2)	30
Unrealized (loss) gain on available-for-sale securities, net	(23)	(62)	9
Other comprehensive (loss) income	(350)	(64)	39
Comprehensive loss	$(53,665)	$(52,894)	$(16,487)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	25,115	$25	$342,222	$(769)	$(240,821)	$100,657
Issuance of common stock upon exercise of stock options for cash	696	1	5,805	—	—	5,806
Stock-based compensation expense	—	—	6,438	—	—	6,438
Net loss	—	—	—	—	(16,526)	(16,526)
Other comprehensive loss	—	—	—	39	—	39
Balance at December 31, 2013	25,811	$26	$354,465	$(730)	$(257,347)	$96,414

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	25,811	$26	$354,465	$(730)	$(257,347)	$96,414
Issuance of common stock upon purchase of DVS	1,945	2	76,805	—	—	76,807
Vested DVS stock options converted to equivalent vested options	—	—	4,039	—	—	4,039
Issuance of common stock upon exercise of stock options for cash and release of restricted stock units	585	—	5,113	—	—	5,113
Stock-based compensation expense	—	—	20,940	—	—	20,940
Net loss	—	—	—	—	(52,830)	(52,830)
Other comprehensive income	—	—	—	(64)	—	(64)
Balance at December 31, 2014	28,341	$28	$461,362	$(794)	$(310,177)	$150,419

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY —(Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	28,341	$28	$461,362	$(794)	$(310,177)	$150,419
Issuance of common stock upon exercise of stock options for cash and release of restricted stock units	673	1	5,302	—	—	5,303
Stock-based compensation expense	—	—	16,830	—	—	16,830
Gain on escrow settlement	(170)	—	(3,986)			(3,986)
Net loss	—	—	—	—	(53,315)	(53,315)
Other comprehensive loss	—	—	—	(350)	—	(350)
Balance at December 31, 2015	28,844	$29	$479,508	$(1,144)	$(363,492)	$114,901
See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(53,315)	$(52,830)	$(16,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,915	4,061	2,551
Stock-based compensation expense	16,830	20,940	6,438
Acquisition-related share-based awards acceleration expense	—	2,648	—
Amortization of developed technology	11,200	9,800	—
Non-cash charges for sale of inventory revalued at the date of acquisition	—	856	—
Non-cash charges for release of restricted stock units	137
Loss on disposal of property and equipment	87	83	296
Gain from escrow settlement	(3,986)	—	—
Gain from sale of investment in Verinata	(2,330)	(332)	(1,777)
Changes in assets and liabilities:
Accounts receivable	(2,762)	(3,393)	2,412
Inventories	(3,741)	(6,162)	(1,533)
Prepaid expenses and other assets	(1,127)	(52)	(882)
Accounts payable	769	107	1,802
Deferred revenue	2,613	3,191	1,640
Other liabilities	(3,986)	(1,540)	3,988
Net cash used in operating activities	(34,696)	(22,623)	(1,591)
Investing activities
Acquisition, net of cash acquired	—	(113,190)	—
Purchases of investments	(66,973)	(132,644)	(59,436)
Proceeds from sales and maturities of investments	103,369	74,520	33,440
Proceeds from sale of investment in Verinata	—	332	3,117
Purchase of intangible assets	(6,670)	—	(1,240)
Purchases of property and equipment	(3,982)	(7,403)	(3,446)
Net cash (used in) provided by investing activities	25,744	(178,385)	(27,565)
Financing activities
Proceeds from issuance of convertible notes, net	—	195,213	—
Proceeds from issuance of common stock, net of issuance costs	—	—	—
Proceeds from exercise of stock options	5,303	5,113	5,806
Repayment of long-term debt	—	—	—
Proceeds from line of credit	—	—	—
Repayment of line of credit	—	—	—
Net cash provided by financing activities	5,303	200,326	5,806
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(947)	(866)	(38)
Net (decrease) increase in cash and cash equivalents	$(4,596)	$(1,548)	$(23,388)
Cash and cash equivalents at beginning of period	33,713	35,261	58,649
Cash and cash equivalents at end of period	$29,117	$33,713	$35,261
Supplemental disclosures of cash flow information
Cash paid for interest	$5,538	$2,750	$7
Cash paid for income taxes	$189	$187	$242
Non-cash investing and financing activities
Issuance of common stock and options related to acquisition	$—	$78,196	$—

See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2015, we had wholly-owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Prior Period Reclassifications
Certain prior period amounts were reclassified to conform with the current period presentation of service revenue and cost of service revenue within our consolidated statement of operations. These reclassifications do not affect total revenue, total costs and expenses, loss from operations, or net loss.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, investments, accounts receivable, and accounts payable have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2015 and 2014. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 5. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level I: observable inputs such as quoted prices in active markets;
Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and
Level III: unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions.
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
Concentrations of Business and Credit Risk
Financial instruments that potentially subject us to credit risk consist of cash, cash equivalents, investments, and accounts receivable. Our cash, cash equivalents, and investments may consist of deposits held with banks, money market funds, and other highly liquid investments that may at times exceed federally insured limits. Cash equivalents and investments are financial instruments that potentially subject us to concentrations of risk. Under our investment policy, we invest primarily in securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows: preserve capital, meet liquidity needs, and optimize returns.
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2015, 2014, or 2013, and no single customer represented more than 10% of total accounts receivable at December 31, 2015 or 2014.
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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. Finished goods that are used for research and development are expensed as consumed or depreciated over their period of use. Provisions for slow-moving, excess, and obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, and quality issues.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Investment, at Cost
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata), a privately-held company, for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. During 2014, we received cash proceeds of $0.3 million from the escrow account related to the acquisition. We recorded these amounts as Gain from sale of investment in Verinata in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2014. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million in Other Assets and Gain from sale of investment in Verinata in the accompany consolidated statement of operations for the year ended December 31, 2015. In January 2016, we received payment of this amount.
Intangible Assets
In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112 million. These acquired intangible assets from DVS are being amortized to cost of product revenue over their useful life of ten years. Related amortization expense for the years ended December 31, 2015 and 2014 was $11.2 million and $9.8 million, respectively. For further discussion related to intangible assets acquired in 2014 from the DVS acquisition, see Note 4.
On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and we incurred transaction costs of approximately $0.3 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets from Helicos are being amortized to research and development expense over their useful life of ten years. Related amortization expense for the years ended December 31, 2015, 2014 and 2013 was $127,000, $127,000 and $63,000, respectively.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Revenue Recognition
We generate revenue from sales of our products, services, license agreements, and government grants. Our products consist of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training.
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
Product and Service Revenue
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
Our products, other than service contracts, are typically delivered within a short time frame, generally within one to three months of the contract date. Service contracts are entered into for terms of one to three years, following the expiration of the warranty period.
Our products are generally sold without the right of return. Amounts received before revenue recognition criteria are met are classified in the consolidated balance sheets as deferred revenue or customer deposits, depending on the terms of the arrangement.
License Revenue
License and royalty revenue from license agreements is recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur.
Grant Revenue
We have received grants from various governmental entities for research and related activities. Grants provide us with payments for certain types of research and development activities performed over a contractually defined period. Grant revenue is recognized in the period during which the related costs are incurred, provided that the conditions under which the grants were provided have been met and we have only perfunctory obligations outstanding. Amounts received in advance of revenue recognition are classified as deferred revenue in the consolidated balance sheets. Costs associated with grants are included in research and development expenses in the consolidated statements of operations.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Advertising Costs
We expense advertising costs as incurred. We incurred advertising costs of $2.9 million, $4.2 million, and $2.4 million during 2015, 2014, and 2013, respectively.
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

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2013	$(743)	$13	$(730)
Change during the year	(2)	(62)	(64)
Ending balance at December 31, 2014	(745)	(49)	(794)
Change during the year	(327)	(23)	(350)
Ending balance at December 31, 2015	$(1,072)	$(72)	$(1,144)
None of the above amounts have been reclassified to the consolidated statement of operations.
Business Combinations
Assets acquired and liabilities assumed as part of a business combination are generally recorded at their fair values at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired requires management to make estimates, which are based on all available information and, in some cases, assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. See Note 4.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
We evaluate our finite lived intangible assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible asset by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.
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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	At December 31,
	2015	2014	2013
Stock options, restricted stock units and restricted stock awards	3,905	3,736	3,432
Convertible notes	3,598	3,598	—
Total	7,503	7,334	3,432
Recent Accounting Pronouncements
With the exception of those discussed below, there have not been any recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2015 that are of significance or potential significance to us.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU-2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It will be effective for our interim and annual financial statements beginning in the first quarter of 2016. We will apply the guidance in ASU 2015-03 in our financial statements commencing in the first quarter of 2016, which will result in a reclassification of approximately $1.0 million from Other Assets to a reduction of Convertible Notes, net.
In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09) regarding ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and currently cannot estimate the financial statement impact of adoption.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It will be effective for our interim and annual financial statements beginning in the first quarter of 2017 and early adoption is permitted. We currently are evaluating the adoption of the provisions of ASU 2015-11 and cannot currently estimate the financial statement impact of adoption.
In November 2015, the FASB issued Accounting Standards Update 2015-17 ASC 740, Income Taxes, Balance Sheet Classification of Deferred Taxes, effective for annual periods beginning after December 15, 2016. The amendments in this update require that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current, and an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. We currently are evaluating the adoption of the provisions of ASU 2015-17 and cannot currently estimate the financial statement impact of adoption.

3. License and Grant Agreements
License Agreements
On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary, Applied Biosystems, LLC (collectively, Life). The agreements resulted in a net $3.0 million payment by us to Life, which was recognized as a litigation settlement expense. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts have not been and are not expected to be material to us. Under the terms of the agreements, in July 2011, we paid Life $2.0 million in connection with the exercise of our option to limit or preclude certain patent litigation between us and Life for a period of two to four years. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against us, with respect to its current products and equivalent future products, for a period of four years. The additional payment was included in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation for a period of four years under its relevant patents for any alleged prior and future infringement by us, and because such preclusion relates to our equivalent future products. We recognized $0.3 million, $0.5 million, and $0.5 million of amortization expense during 2015, 2014, and 2013, respectively.
In May 2011, we entered into an agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company (Caliper), to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend this license to cover additional fields. Additional payments are due if we exercise our option to extend the license. Under this agreement, we made an up-front payment of $0.6 million and our obligation to pay royalties to Caliper commenced in January 2012. In August 2011, we entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which we are obligated to make royalty payments was shortened, with the last payment due in mid-2018 for our existing products at the time of amendment and their future equivalents. If any of our future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when our royalty payment obligations are expected to terminate based upon our current products. We recognized $0.3 million in cost of product revenue during each of 2015, 2014, and 2013. Our future royalty payments are not expected to be material.
Grants
California Institute for Regenerative Medicine
In May 2011, we were awarded a grant from the California Institute for Regenerative Medicine (CIRM) in the amount of $1.9 million to be earned over a three-year period. Under this grant, we designed and developed prototype microfluidic systems for use in stem cell research. The CIRM grant revenue is recognized as the related research and development services are performed and costs associated with this grant were recognized as research and development expense during the period incurred. We recognized $0.2 million and $0.6 million during 2014 and 2013, respectively. This grant terminated in April 2014.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The measurement period for the acquisition ended February 12, 2015. The aggregate purchase price was determined to be $199.9 million, as detailed in the table below (in thousands):

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

Approximately 885,000 shares of Fluidigm common stock, with a fair value of $38.6 million, representing 50.3030% of the shares otherwise payable to the former stockholders of DVS, were deposited into escrow (Escrowed Shares). These Escrowed Shares comprised a portion of the merger consideration and were held in escrow to secure indemnification obligations under the merger agreement. Under the terms of the merger agreement, fifty percent (50.0%) of the aggregate shares subject to the indemnification escrow were eligible for release on March 13, 2015 (Initial Release Date), and the balance of the shares were subject to release on August 13, 2015, provided that in each case shares would have continued to be held in escrow in amounts that we reasonably determined in good faith to be necessary to satisfy any claims for which we had delivered a notice of claim which had not been fully resolved between us and the representative of the former stockholders of DVS (Stockholder Representative). Prior to the Initial Release Date, we submitted escrow claim notices under the terms of the merger agreement. On April 9, 2015, the Stockholder Representative provided notices objecting to our claims. In July 2015, we entered into a settlement agreement with the Stockholder Representative regarding the claims (Settlement Agreement). Pursuant to the terms of the Settlement Agreement, the parties agreed to release approximately 80% of the Escrowed Shares to the former stockholders of DVS, and the remaining approximately 20% of the Escrowed Shares, or 170,107 shares, to us, which were canceled and returned to the status of authorized and unissued shares. Additionally, the parties agreed to, among other things, release various claims and waive certain rights with respect to the merger agreement. On the settlement date, the 170,107 shares had a value of approximately $4.0 million, which was recorded as gain on escrow settlement during the quarter ended September 30, 2015.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of December 31, 2015 (in thousands, except years):

	Gross fair value	Accumulated Amortization	Net	Useful life in years
Developed technology	$112,000	$(21,000)	$91,000	10

We recognized $11.2 million and $9.8 million in intangible asset amortization expense during the years ended December 31, 2015 and 2014, respectively. Intangible asset amortization expense is recorded in cost of product revenue.
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

Acquisition Costs
Acquisition-related expenses were $10.7 million in 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the consolidated statements of operations. No such costs were incurred in 2015.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

5. Fair Value of Financial Instruments
The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	December 31, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds (See Note 6)	$11,228	$—	$—	$11,228	$10,220	$—	$—	$10,220
U.S. government and agency securities	$—	$72,348	$—	$72,348	—	109,087	—	109,087
Total assets measured at fair value	$11,228	$72,348	$—	$83,576	$10,220	$109,087	$—	$119,307

As of December 31, 2015, the amortized cost basis, aggregate fair value, and gross unrealized gains and losses of our investments were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$72,420	$—	$(72)	$72,348
As of December 31, 2014, the amortized cost basis, aggregate fair value, and gross unrealized gains and losses of our investments were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government and agency securities	$109,136	$3	$(52)	$109,087

The contractual maturity periods of $65.9 million of our investments are within one year from December 31, 2015. The contractual maturity periods of our remaining securities are less than eighteen months from December 31, 2015.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2015, and there were no changes in the valuation techniques used.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2015, 2014, and 2013. None of the investments have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the 2.75% Convertible Senior Notes Due 2034, (Notes), is based on a market approach. The estimated fair value was approximately $118.8 million (par value $201.3 million) as of December 31, 2015 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

6. Balance Sheet Data
Cash and Cash Equivalents
The following are summaries of cash and cash equivalents (in thousands):

Amortized Cost and Estimated Fair Value
As of December 31, 2015:
Cash	$17,889
Money market funds	11,228
$29,117
As of December 31, 2014:
Cash	$23,493
Money market funds	10,220
$33,713

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Inventories
Inventories consist of the following (in thousands) as of:

	December 31, 2015	December 31, 2014
Raw materials	$6,829	$4,670
Work-in-process	2,442	3,524
Finished goods	8,653	7,797
Total inventories, net	$17,924	$15,991
Property and Equipment
Property and equipment consists of the following (in thousands) as of:

	December 31, 2015	December 31, 2014
Computer equipment and software	$5,048	$3,905
Laboratory and manufacturing equipment	21,783	17,592
Leasehold improvements	5,875	4,988
Office furniture and fixtures	1,584	1,804
Property and equipment, gross	34,290	28,289
Less accumulated depreciation and amortization	(19,618)	(16,360)
Construction-in-progress	586	1,960
Property and equipment, net	$15,258	$13,889

Intangible Assets
The total intangible assets, which include developed technology, net as a result of the DVS acquisition and other intangible assets included in Other non-current assets, was $98.8 million, net of amortization as of December 31, 2015.
The estimated future amortization expense of these intangible assets as of December 31, 2015 is as follows (in thousands):

Amount
2016	$12,392
2017	12,376
2018	12,311
2019	12,220
2020	12,220
Thereafter	37,259
$98,778

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Product Warranties
Activity for our warranty accrual for the years ended December 31, 2015 and 2014, which are included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$1,178	$344
Acquired warranty obligation from DVS	—	791
Accrual for current period warranties	672	1,298
Warranty costs incurred	(774)	(1,255)
Ending balance	$1,076	$1,178

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
In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $5.8 million and $5.3 million during 2015 and 2014, respectively. Approximately $5.5M and $2.7 million of interest under the Notes was paid during 2015 and 2014, respectively.
The balance of unamortized debt discount and debt issuance costs was $6.6 million of which $5.6 million is included in "Convertible Notes" and $1.0 million is included within “Other non-current assets” as of December 31, 2015 on the accompanying Consolidated Balance Sheets.
8. Line of Credit

In December 2012, we entered into a two-year line of credit agreement (as amended, the Line of Credit) that provided us with the ability to borrow up to $10.0 million, of which $6.0 million was available on a non-formula basis, subject to certain covenants and other restrictions. The balance of $4.0 million was available based on eligible receivables. The line of credit was collateralized by our assets, excluding our intellectual property, and bore interest at a rate equal to the greater of (i) 3.75% or (ii) the prime rate plus 0.50% per year. On May 9, 2014, we entered into a modification agreement with the lender to amend and waive certain financial covenants under the financing agreement, effective as of March 31, 2014. On July 31, 2014, we entered into a modification agreement with the lender to amend and waive the financial covenant under the financing agreement

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

regarding our effective tangible net worth amount, which could not at any time exceed a deficit of more than $100.0 million, effective as of June 30, 2014. There were no amounts outstanding on the line of credit during 2015, 2014, or 2013. The line of credit expired in December 2014 and the lien on the collateral was released in January 2015.

9. Commitments and Contingencies
Operating Leases
We have entered into various long-term non-cancelable operating leases for equipment and facilities.
On April 9, 2013, we entered into an amendment (the 2013 Amendment) to the lease agreement dated September 4, 2010 (as amended, the Lease) relating to the lease of office and laboratory space at our headquarters located in South San Francisco, California. The 2013 Amendment provided for an expansion of the premises covered under the Lease, effective April 2014; an extension of the term of the Lease to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, of which we used $0.5 million and the remaining $0.2 million was used to offset base rent obligations in the quarter ended September 30, 2015, and an additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $6.7 million as of December 31, 2015.
On June 4, 2014, we entered into an additional amendment to the Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which, was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $2.0 million as of December 31, 2015.
On September 15, 2014, we entered into an additional amendment to the Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements which was not used as of December 31, 2015. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.3 million as of December 31, 2015.
On December 8, 2015, we entered into an additional amendment to the Lease (the December 2015 Amendment),which provides for an expansion of the premises covered under the Lease by approximately 24,039 square feet, with a targeted commencement date of April 1, 2016, payment of base rent with rent escalation and an increase in our share of certain operating expenses during the term of the Lease. The December 2015 Amendment also provided for an allowance of up to approximately $0.4 million for tenant improvements. The total future minimum lease payments for additional space, which will be paid through April 2020, are approximately $3.8 million as of December 31, 2015.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore), accepted an offer of tenancy (Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Lease, Fluidigm Singapore took possession of the facility commencing on March 3, 2014 for a term of 99 months, and the Lease and rental obligations thereunder commenced on June 3, 2014. The Lease also provides Fluidigm Singapore with an option to renew the Lease for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Lease (the June 2015 Lease). In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Lease. We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014 and the site qualification was completed in August 2014. The leases relating to our prior manufacturing facility in Singapore terminated in August 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Singapore Lease). In connection with the April 2015 Singapore Lease, Fluidigm Singapore terminated the June 2014 Singapore Lease as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $4.0 million as of December 31, 2015.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

In connection with our acquisition of DVS (See Note 4), we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada, which expire in July 2016 and January 2016, respectively. The Canada lease includes an option to renew the lease for an additional five years at the then prevailing market rent, and on similar terms as the existing lease. We extended the Canada lease through April 2016. The total future minimum lease payments for the operating leases in Sunnyvale, California and Markham, Ontario, Canada are approximately $154,000 as of December 31, 2015.
On August 18, 2015, we, Fluidigm Canada Inc., our wholly-owned subsidiary (Fluidigm Canada), and Rodick Equities, Inc. (Landlord) entered into a lease dated as of August 17, 2015 (the New Canada Lease), relating to the lease of approximately 41,145 square feet of office, laboratory, and warehouse space at a facility in Markham, Ontario, Canada. Pursuant to the terms of the New Canada Lease, Fluidigm Canada was in possession of the new space commencing on or about August 27, 2015, and rental obligations thereunder will commence on April 1, 2016 for a term of ten years. The New Canada Lease provides for an allowance for tenant improvements, an option to renew the Lease for an additional five years, and a right of first offer on certain additional space in the Building.

As of December 31, 2015, we also leased office space under non-cancelable leases in Japan, China, France and United Kingdom, with various expiration dates through April 2018. Certain facility leases also contain rent escalation clauses. Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

Years ending December 31:
2016	$4,084
2017	4,405
2018	4,360
2019	4,416
2020	2,191
Thereafter	3,538
$22,994
Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $5.2 million, $4.0 million, and $2.7 million for 2015, 2014, and 2013, respectively.
Other Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2015, these commitments for the next two years were approximately $8.5 million.
Indemnifications
From time to time, we have entered into indemnification provisions under certain of our agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, we may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, we have entered into indemnification agreements with our officers, directors, and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2015, we had no accrued liabilities for these indemnification provisions.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

On November 6, 2012, we filed a complaint against NanoString Technologies, Inc., or NanoString, in the United States District Court in the Northern District of California (Civil Action No. 12-5712), alleging claims of false advertising, unfair competition, and unlawful trade practice in violation of the Lanham Act and corresponding sections of the California Business & Professions Code. Our complaint sought to enjoin NanoString from continuing to make or disseminate any of the false and misleading claims, misrepresenting and/or exaggerating the performance of its product in comparison with our Biomark system, to require NanoString to retract, remove, or correct the false and misleading advertising claims, and to recover damages and other relief for harm caused to us by NanoString. We also filed a lawsuit against NanoString in the High Court of the Republic of Singapore (Case No. S 282/2013) on April 5, 2013 alleging malicious falsehood in advertising and trademark infringement and sought relief similar to the relief sought in our complaint filed in the United States. On September 30, 2013, we and NanoString agreed to settle the lawsuits. The terms of the settlement required NanoString to, among other things, pay us $0.6 million, remove all references - from its marketing materials, website, and promotional activities - to a single-cell comparison study comparing Fluidigm and NanoString single-cell products, as well as recall and destroy all materials related to and/or based on the study. The case brought in the United States District Court in the Northern District of California was dismissed on October 22, 2013, and the case brought in Singapore was discontinued on October 29, 2013.
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
As of December 31, 2015, the 2011 Plan had a total of 5,431,215 awards authorized for issuance.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Activity under the 2011 Plan, the 2009 Plan, and the 1999 Plan is as follows (in thousands, except per share amounts):
Stock options:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Balance as of December 31, 2014	889	3,407	$17.98
Additional shares authorized	1,000	—
Options granted	(514)	514	$29.60
Options exercised	—	(519)	$10.41
Options canceled	160	(160)	$29.96
Balance as of December 31, 2015	1,535	3,242	$20.45

Restricted Stock units:

	Number Nonvested and Outstanding	Weighted-Average Grant date fair value per Share
Balance as of December 31, 2014	329	$41.60
RSUs granted	590	$30.26
RSUs vested	(164)	$40.12
RSUs canceled	(92)	$37.21
Balance as of December 31, 2015	663	$32.48

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

We determine stock-based compensation expense using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	46.3%	57.5%	57.1%
Expected life	5.9 years	5.9 years	5.9 years
Risk-free interest rate	1.8%	1.5%	1.2%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$13.89	$9.80	$9.62
Expected volatility is derived from the historical volatilities of several unrelated public companies within the life sciences industry. Each company’s historical volatility is weighted and combined to produce the single volatility factor used by us. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected life. Given our limited history as a public company, we used the “simplified” method to estimate expected lives of options granted to the various employee groups. The “simplified” method calculates the expected life of an option as the average of the time-to-vesting and the contractual life of the options. Forfeitures were estimated based on an analysis of actual forfeitures. We periodically evaluate the adequacy of our forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Each of these inputs is subjective and generally requires significant judgment by us. Also required to compute the fair value calculation of options is the fair value of the underlying common stock.
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
Additional information regarding our stock options outstanding and exercisable as of December 31, 2015 is summarized in the following table:

	Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Contractual Life	Options Exercisable
	(In Thousands)	(In Years)	(In Thousands)
$0.64 - $4.45	205	4.3	200
$8.36 - $8.37	247	7.6	114
$13.01 - $14.90	682	5.5	666
$15.04 - $19.32	1,319	6.8	1,021
$20.46 - $21.94	112	9.3	26
$27.00 - $29.87	70	8.3	59
$30.58 - $33.73	25	8.0	13
$37.56 - $38.28	21	8.2	9
$43.66 - $44.07	247	9.1	59
$46.85 - $47.55	314	8.0	148
	3,242	6.9	2,315
Options exercisable as of December 31, 2015 had a weighted-average remaining contractual life of 6.3 years, a weighted-average exercise price per share of $17.57, and an aggregate intrinsic value of $1.7 million.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Options outstanding that have vested as of December 31, 2015 or are expected to vest in the future are summarized as follows:

	Number of shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(In Thousands)		(In Years)	(In Thousands)
Vested	2,315	$17.57	6.3	$1,729
Expected to vest, net of estimated forfeitures	853	$27.84	8.4	70
Total vested and expected to vest, net of forfeitures	3,168	$20.34	6.8	$1,799

(1)
Aggregate intrinsic value was calculated as the difference between the closing stock price on the last trading day of 2015, which was $10.81, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during 2015, 2014, and 2013 was $13.7 million, $12.8 million, and $20.8 million, respectively. The total intrinsic value of RSUs vested and released during the year ended December 31, 2015 was approximately $1.8 million. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2015, the number of RSUs outstanding and expected to vest was 596,562, with a total intrinsic value of $6.4 million. The intrinsic value of the outstanding and expected to vest RSUs is calculated based on the market value of the Company's closing stock price of $10.81 as of December 31, 2015, the last market trading day of 2015.
There were no stock-based compensation tax benefits recognized during 2015, 2014, or 2013. Capitalized stock-based compensation costs were insignificant at December 31, 2015, 2014, and 2013.
As of December 31, 2015, there was $29.8 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.6 years.
In January 2011, we granted 94,972 performance-based options (the 2010 performance awards) to certain executives. These awards vest over a period of approximately four years based on continuing service and were subject to accelerated vesting if specified corporate and departmental performance goals were met for the fiscal year ended December 31, 2010. Based on achievement of 2010 departmental and corporate goals, vesting for 66,480 options was accelerated in March 2011. We recognized nil for each year during 2015 and 2014 and $8,000 of stock-based compensation expense related to the 2010 performance awards during 2013, respectively.
11. Income Taxes
Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(46,757)	$(41,559)	$(16,205)
International	(8,033)	(16,146)	(184)
Loss before income taxes	$(54,790)	$(57,705)	$(16,389)
Significant components of our benefit (provision) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(30)	$—	$—
State	$(14)	$(20)	$(24)
Foreign	(1,319)	(254)	(113)
Total current provision	(1,363)	(274)	(137)
Deferred:
State	—	2,042	—
Foreign	2,838	3,107	—
Total deferred benefit	2,838	5,149	—
Total benefit (provision) for income taxes	$1,475	$4,875	$(137)
Reconciliation of income taxes at the statutory rate to the benefit from (provision for) income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State tax credit (expense), net of federal benefit	1.4	(1.5)	5.6
Foreign tax expense	(1.9)	(3.7)	(3.3)
Change in valuation allowance	(28.6)	(21.1)	(34.6)
Federal R&D Credit	2.6	2.7	6.9
Unrecognized tax benefit	(1.8)	(0.7)	(4.5)
Return to provision reconciliation	(1.2)	—	(2.8)
Other, net	(1.9)	(1.2)	(2.1)
Effective tax rate	2.6%	8.5%	(0.8)%

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$104,291	$90,250
Reserves and accruals	2,922	4,132
Depreciation and amortization	548	231
Tax credit carryforwards	11,098	10,181
Stock-based compensation	7,185	7,866
Total gross deferred tax assets	126,044	112,660
Valuation allowance on deferred tax assets	(124,137)	(110,167)
Total deferred tax assets	1,907	2,493
Deferred tax liabilities:
Fixed asset and intangibles	(25,565)	(28,612)
Total deferred tax liabilities	(25,565)	(28,612)
Net deferred tax liability	$(23,658)	$(26,119)
We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $14.0 million and $13.9 million during 2015 and 2014, respectively. The change in valuation allowance is mainly due to an increase in the current year taxable loss and an increase in research development credits, partially offset by a decrease in temporary differences.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended December 31, 2015 is as follows (in thousands):

December 31, 2014	$110,167
Charges to earnings	13,970
Charges to other accounts	—
December 31, 2015	$124,137
As of December 31, 2015, we had net operating loss carryforwards for U.S. federal income tax purposes of $316.6 million, which expire in the years 2020 through 2036, and U.S. federal research and development tax credits of $7.4 million, which expire in the years 2020 through 2036. As of December 31, 2015, we had net operating loss carryforwards for state income tax purposes of $191.4 million, which expire in the years 2015 through 2036, and California research and development tax credits of $8.5 million, which do not expire. As of December 31, 2015, we had foreign net operating loss carryforwards of $2.8 million, which expire in the years 2017 through 2021.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law. This law establishes the permanency of U.S. research and development credits. We recorded approximately $0.7 million which was fully offset by a valuation allowance in the current year.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We have completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2015, which excluded the net operating loss carryforwards for DVS prior to the acquisition, and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal and California net operating losses by $1.2 million and $0.7 million, respectively. Net operating losses that were subject to Section 382 limitation for California purposes expired as of December 31, 2014.

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2015, because such earnings are intended to be indefinitely reinvested. If we were to distribute such earnings of $0.9 million in the form of dividends, we may be subject to withholding taxes of approximately $27,000 . However, since such subsidiaries’ earnings are permanently reinvested, no deferred tax liabilities were accrued for that amount as of December 31, 2015.
Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allowed a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period subject to the achievement of certain milestones. Effective January 1, 2015, our Pioneer Tax Status was replaced by a Development and Expansion Incentive, which provides a reduced tax rate for qualifying income in Singapore through 2019, if certain milestones are met. Due to available capital allowances, we have not benefited from the tax exemption or from the reduced tax rate through December 31, 2015, and may not benefit from the incentive if we do not achieve the required milestones in future years.
Uncertain Tax Positions
The aggregate changes in the balance of our gross unrecognized tax benefits during 2015, 2014, and 2013 were as follows (in thousands):

December 31, 2012	$6,351
Increases in balances related to tax positions taken during current period	1,044
Decreases in balances related to tax position taken during prior period	(547)
December 31, 2013	6,848
Increases in balances related to tax positions taken during current period	832
Decreases in balances related to tax positions taken during prior period	(8)
December 31, 2014	7,672
Increases in balances related to tax positions taken during current period	1,049
Decreases in balances related to tax positions taken during prior period	(59)
December 31, 2015	$8,662
Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2015 and 2014.
As of December 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $0.6 million. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2009 are open to examination in various foreign countries.

12. Employee Benefit Plans
We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. We have not made contributions to this plan since its inception.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table represents our product and service revenue of total product and service revenue by geography of our customers for each year presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$55,147	$59,133	$36,308
Europe	36,772	33,045	18,472
Asia-Pacific	10,925	12,878	6,564
Japan	6,042	6,932	6,639
Other	5,569	3,927	2,215
Total	$114,455	$115,915	$70,198
Our license and grant revenue is primarily generated in the United States.
We had long-lived assets consisting of property and equipment, net of accumulated depreciation, in the following geographic areas (in thousands) as of:

	December 31, 2015	December 31, 2014	December 31, 2013
United States	$6,123	$5,317	$2,967
Singapore	8,014	7,624	3,741
Canada	1,065	837	—
Europe	47	75	64
Japan	2	22	32
Asia-Pacific	7	14	14
Total	$15,258	$13,889	$6,818

14. Purchase of Patents from PerkinElmer Health Sciences, Inc.
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

FLUIDIGM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

15. Quarterly Results of Operations (Unaudited)
Selected quarterly results of operations for the years ended December 31, 2015 and 2014 are as follows (in thousands, except for per share amounts):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$26,729	$28,618	$28,643	$30,722
Net loss	$(15,931)	$(15,236)	$(9,269)	$(12,879)
Net loss per share, basic and diluted	$(0.56)	$(0.53)	$(0.32)	$(0.45)
2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,724	$27,607	$29,635	$33,490
Net loss	$(15,414)	$(12,682)	$(13,790)	$(10,944)
Net loss per share, basic and diluted	$(0.57)	$(0.45)	$(0.49)	$(0.39)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2015. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls

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
The other information required by this Item 10 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors,” “Election of Class II Directors,” “Executive Officers,” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.” Such amendment to our Form 10-K or Proxy Statement for our 2016 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors” and “Executive Compensation.” Such amendment to our Form 10-K or Proxy Statement for our 2016 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Security Ownership.” Such amendment to our Form 10-K or Proxy Statement for our 2016 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.” Such amendment to our Form 10-K or Proxy Statement for our 2016 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.” Such amendment to our Form 10-K or Proxy Statement for our 2016 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.
2. Financial Statement schedule. See “Schedule II—Valuation and Qualifying Account and Reserve” in this section of this Form 10-K.
3. Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT AND RESERVE

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2015
Accounts receivable allowance	$120	$23	$(40)	$103
Year ended December 31, 2014
Accounts receivable allowance	$36	$103	$(19)	$120
Year ended December 31, 2013
Accounts receivable allowance	$448	$4	$(416)	$36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: February 29, 2016	By:	/s/ Gajus V. Worthington
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

Signature	Title	Date

/s/ Gajus V. Worthington	President and Chief Executive Officer (Principal Executive Officer); Director	February 29, 2016
Gajus V. Worthington
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Vikram Jog
/s/ Samuel D. Colella	Chairman of the Board of Directors	February 29, 2016
Samuel D. Colella
/s/ Gerhard F. Burbach	Director	February 29, 2016
Gerhard F. Burbach
/s/ Evan Jones	Director	February 29, 2016
Evan Jones
/s/ Patrick S. Jones	Director	February 29, 2016
Patrick S. Jones
/s/ John A. Young	Director	February 29, 2016
John A. Young

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-1/A	4.1	2/7/2011
4.2	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Ninth Amended and Restated Investor Rights Agreement between Fluidigm Corporation and certain holders of Fluidigm Corporation's capital stock named therein, including amendments No. 1, No. 2 and No. 3.	S-1	4.5	12/3/2010
4.6	Reserved.
4.7	Reserved.
4.8	Business Financing Agreement by and between Bridge Bank, National Association and Fluidigm Corporation, dated December 16, 2010.	S-1/A	4.8	1/28/2011
4.8A	Business Financing Modification Agreement dated March 31, 2011, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	4.8A	4/4/2011
4.8B	Business Financing Modification Agreement dated December 21, 2012, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	4.8B	12/27/2012
4.8C	Business Financing Modification Agreement dated January 29, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	8-K	10.1	1/29/2014
4.8D	Business Financing Modification Agreement dated May 9, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	10-Q	10.5	5/12/2014
4.8E	Business Financing Modification Agreement dated July 31, 2014, by and between Bridge Bank, National Association and Fluidigm Corporation.	10-Q	10.2	8/4/2014
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of Fluidigm Corporation, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of Fluidigm Corporation.	S-1/A	10.4	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and Fluidigm Corporation, effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and Fluidigm Corporation effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and Fluidigm Corporation dated December 22, 2004.	S-1	10.9	12/3/2010
10.10	Reserved.
10.11	Reserved.
10.12	Reserved.
10.13	Reserved.
10.14#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012
10.15	Reserved.
10.16	Reserved.
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/2011
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and Fluidigm Corporation, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.19B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated June 4, 2014.	10-Q	10.3	8/4/2014
10.19C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.19D	Sixth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated December 8, 2015.	8-K	10.1	12/14/2015

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.21	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.22	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015
10.23†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.24	Reserved.
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26#	Letter Agreement between Fluidigm Corporation and William M. Smith, Fluidigm Corporation's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014.	10-Q	10.2	5/12/2014
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.	Filed herewith
21.1	Subsidiaries of Fluidigm Corporation.	10-K	21.1	2/26/2015
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

 # Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

† Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

~ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that Fluidigm Corporation specifically incorporates it by reference.