Form 10-K/A
period 2015-12-31
FLUIDIGM CORP
filed 2016-04-27
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2016 was 28,895,723.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fluidigm Corporation, a Delaware corporation (referred to as “Fluidigm”, “we”, “us”, or “our”) for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 (the “Original 10-K”), is being filed for the purpose of including the information required by Part III of Form 10-K. Fluidigm does not anticipate filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2015. Therefore, the information required by Part III of Form 10-K will not be incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders. Part III, Items 10-14, of our Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is currently comprised of six members and is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a term of three years to succeed the class of directors whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2016 for the Class III directors, 2017 for the Class I directors, and 2018 for the Class II directors. The ages of our directors as indicated in this Form 10-K/A are determined as of March 31, 2016.

Class III Directors (Term Expiring in 2016)

Samuel D. Colella, age 76, has served as a member and chairman of our board of directors since July 2000. Mr. Colella is a managing director of Versant Ventures, a healthcare venture capital firm he co-founded in 1999, and has been a general partner of Institutional Venture Partners since 1984. Mr. Colella currently serves on the board of directors of Flexion Therapeutics, Inc. (NASDAQ: FLXN), a specialty pharmaceutical company. Mr. Colella also is currently a member of the board of directors of several private companies. Mr. Colella served on the board of directors of Genomic Health, Inc. (NASDAQ: GHDX), a molecular diagnostics company, from 2001 to 2014; Alexza Pharmaceuticals, Inc. (NASDAQ; ALXA), a pharmaceutical company, from 2002 to 2012; Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ), a biopharmaceutical company, from 2003 to 2012; Veracyte, Inc. (NASDAQ: VCYT), a diagnostics company, from 2006 to 2014; Solta Medical, Inc., a medical aesthetics company, from 1997 to 2007; and Symyx Technologies, Inc., a life science company that merged with Accelrys, Inc. from 1997 to 2007. Mr. Colella received a B.S. in business and engineering from the University of Pittsburgh and an M.B.A. from Stanford University. We believe that Mr. Colella’s broad understanding of the life science industry and his extensive experience working with emerging private and public companies, including prior service as chairman of boards of directors, qualifies him to serve on, and as chairman of our board of directors.

Gajus V. Worthington, age 46, is a co-founder of Fluidigm and has served as our president, chief executive officer, and a director since our inception in June 1999. From May 1994 to April 1999, Mr. Worthington held various staff and management positions at Actel Corporation, a public semiconductor company that was acquired by Microsemi Corporation in 2010. Mr. Worthington received a B.S. in physics and an M.S. in electrical engineering from Stanford University. We believe that Mr. Worthington’s deep understanding of our business, operations, and strategy qualifies him to serve on our board of directors.

Class I Directors (Term Expiring in 2017)

Evan Jones, age 59, has served as a member of our board of directors since April 2011. Since 2007, Mr. Jones has served as managing member of jVen Capital, LLC, a life sciences investment company. He also serves as chairman and chief executive officer of OpGen, Inc. (NASDAQ: OPGN), a publicly-traded precision medicine company using molecular diagnostics and bioinformatics to combat infectious diseases. Previously, he co-founded Digene Corporation, or Digene, a publicly-traded biotechnology company focused on women’s health and molecular diagnostic testing that was sold to Qiagen, N.V. (NASDAQ: QGEN) in 2007. He served as chairman of Digene’s board of directors from 1995 to 2007, as Digene’s chief executive officer from 1990 to 2006, and as Digene’s president from 1990 to 1999. From 2008 to 2013, Mr. Jones also served as a member of the board of directors of CAS Medical Systems, Inc. (NASDAQ: CASM), a developer of patient vital signs monitoring products and technologies. In addition, Mr. Jones has served as a member of the board of directors of Foundation Medicine, Inc. (NASDAQ: FMI), a molecular information company dedicated to transformations in cancer care, since 2013, and Veracyte, Inc. (NASDAQ: VCYT), a molecular cytology company, since 2008. Mr. Jones received a B.A. from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Jones’ extensive experience in the molecular diagnostic testing industry, as chief executive officer of a public company focused on molecular diagnostic testing, as well as his service as a director of other public and private companies, qualifies him to serve on our board of directors.

Patrick S. Jones, age 71, has served as a member of our board of directors since March 2011. Mr. Jones has been a private investor since March 2001. Mr. Jones currently serves as chairman of Inside Secure SA (PAR: INSD.PA), a company that makes digital security solutions. He also serves on the board of directors of Talend SA, a private data integration company, and Intersoft SA, a public software automation company. From 2005 to May 2015, Mr. Jones served on the board of directors of Lattice Semiconductor Corporation (NASDAQ: LSCC), a fabless semiconductor company. From 2012 to 2013, Mr. Jones served as chairman of Dialogic Inc. (OTC: DLGC), a communications technology company. From 2005 to 2012, Mr. Jones served as chairman of Epocrates, Inc., a provider of clinical solutions to healthcare professionals and interactive services to the healthcare industry, which was acquired by athenahealth, Inc. in 2013. From 2007 to 2012, Mr. Jones also served on the board of directors of Openwave Systems Inc., a telecom infrastructure software provider that changed its name to Unwired Planet (NASDAQ: UPIP) in 2012. From 2007 to 2011, Mr. Jones served on the board of directors of Novell, Inc., an enterprise infrastructure software provider that was sold to Attachmate Corporation in 2011. From June 1998 to March 2001, Mr. Jones was the senior vice president and chief financial officer of Gemplus International S.A. (now GEMALTO N.V.), a provider of solutions empowered by smart cards. From March 1992 to June 1998, he was vice president of finance and corporate controller at Intel Corporation, a producer of microchips and communications products. Prior to that, Mr. Jones served as chief financial officer of LSI Corporation (formerly known as LSI Logic), a semiconductor company. Mr. Jones received a B.A. from the University of Illinois and an M.B.A. from St. Louis University. We believe that Mr. Jones’ significant financial and accounting expertise and international business experience qualify him to serve on our board of directors.

Class II Directors (Term Expiring in 2018)

John A. Young, age 83, has been a member of our board of directors since March 2001. Mr. Young retired in October 1992 after having served as president and chief executive officer of Hewlett-Packard Company, a diversified electronics manufacturer, since 1978. Mr. Young served as a director of Affymetrix, Inc. (NASDAQ: AFFX), a provider of genomic analysis tools and reagents for genetic testing, from 1992 to 2010, and Vermillion, Inc. (NASDAQ: VRML), a molecular diagnostics company, from 1994 to 2008. He currently serves as a director of Nanosys, Inc., a private venture-backed semiconductor company specializing in nanotechnology. Mr. Young received a B.S. in electrical engineering from Oregon State University and an M.B.A. from Stanford University. We believe that Mr. Young’s extensive executive management experience qualifies him to serve on our board of directors.

Gerhard F. Burbach, age 54, joined our board of directors in January 2013. Mr. Burbach currently serves as chairman of the board of directors of Autonomic Technologies, Inc., or ATI, a medical device company focused on the treatment of severe headaches. Mr. Burbach served as interim chief executive officer and president of ATI from December 2015 to April 2016. Mr. Burbach also serves as an executive advisor to Titan Spine, LLC, a private medical implant surface technology company, and Microfabrica Inc., a private advanced manufacturing firm. From January 2006 to September 2014, Mr. Burbach served as president, chief executive officer, and director of Thoratec Corporation (NASDAQ: THOR), a company that develops, manufactures, and markets proprietary medical devices used for circulatory support. In addition, from 2004 to February 2013, Mr. Burbach served as a member of the board of directors of Digirad Corporation (NASDAQ: DRAD), a company focused on diagnostic imaging products. From April 2005 to January 2006, Mr. Burbach served as president and chief executive officer of Digirad Corporation. From July 2003 to April 2005, he served as president and chief executive officer of Bacchus Vascular, Inc., a developer of catheter-based medical devices. From January 2001 to July 2003, he served as chief executive officer of Philips Nuclear Medicine, a division of Philips Electronics, and before its acquisition by Philips, he worked for four years for ADAC Laboratories, most recently as president. Mr. Burbach also spent six years with the management consulting firm of McKinsey & Company, Inc., where he was most recently a senior engagement manager in the firm’s healthcare practice. We believe that Mr. Burbach’s experience as a chief executive officer and director of other public life sciences companies qualifies him to serve on our board of directors.

Executive Officers

The names of our executive officers, their ages, their positions with Fluidigm and other biographical information as of March 31, 2016 are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Gajus V. Worthington	46	President, Chief Executive Officer, and Director
Vikram Jog	59	Chief Financial Officer
Robert C. Jones	61	Chief Technology Officer, Genomics
William M. Smith	65	Executive Vice President, Legal Affairs, General Counsel, and Secretary
Mai Chan (Grace) Yow	57	Executive Vice President, Worldwide Manufacturing and Managing Director of Fluidigm Singapore Pte. Ltd.
Steven C. McPhail	62	General Manager, Production Genomics
Marc Unger, Ph.D.	45	Executive Vice President, Research & Development and Marketing

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

Robert C. Jones has served as our chief technology officer, genomics since August 2015. Previously, Mr. Jones served as executive vice president, research and development from August 2005 to July 2015. From August 1984 to July 2005, Mr. Jones held various managerial and research and development positions at Applied Biosystems, a laboratory equipment and supplies manufacturer that was a division of Applera Corporation, including: senior vice president research and development from April 2001 to August 2005; vice president and general manager informatics division from 1998 to 2001; and vice president PCR business unit from 1994 to 1998. Mr. Jones received a B.S.E.E. in electrical engineering and an M.S.E.E. in computer engineering from the University of Washington.

William M. Smith has served as our executive vice president, legal affairs since February 2012 and as general counsel and our secretary since May 2000. From May 2000 to February 2012, Mr. Smith served as our vice president, legal affairs and served as a director from May 2000 to April 2008. Mr. Smith currently serves on the board of directors of Theracos, Inc., a private pharmaceutical research and development company, and Agenovir Corporation, a private therapeutics company. Mr. Smith served as an associate and then as a partner at the law firm of Townsend and Townsend and Crew, LLP from 1985 through April 2008. Mr. Smith received a J.D. and an M.P.A. from the University of Southern California and a B.A. in biology from the University of California, San Diego.

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

Steven C. McPhail has served as our general manager, production genomics since May 2015. From December 2014 to March 2015, Mr. McPhail was vice president, special projects at Quintiles Transnational Corporation, a biopharmaceutical development and commercial outsourcing services firm. From February 2003 to August 2012, Mr. McPhail was president and chief executive officer of Expression Analysis, Inc., a genomic services company that was acquired by Quintiles Transnational Corporation in August 2012, where Mr. McPhail was president of the post-acquisition operation until December 2014. Prior to Expression Analysis, Inc., Mr. McPhail held various staff and management positions at companies in the diagnostic, biotechnology, and medical device markets, including ArgoMed Inc., Xanthon, Inc., TriPath Imaging Inc., Dynex Technologies, Inc., and Abbott Laboratories. Mr. McPhail serves on the board of visitors of NC Children’s Hospital and on the board of trustees of the Carolinas chapter of the Crohn’s and Colitis Foundation of America as well as ImproveCareNow, a quality improvement network designed to improve the care and outcomes of children with inflammatory bowel disease. Mr. McPhail received a B.S. in biology from San Diego State University.

Marc Unger, Ph.D., has served has our executive vice president of research & development and marketing since January 2016. Dr. Unger first joined Fluidigm in 2000 as our director of microfluidic research and development. Dr. Unger has also served as our director of research and development from 2002 to 2007, chief scientific officer from 2007 to 2012, chief technology officer from 2012 to 2013 and senior vice president of research and development from 2014 to 2015. Dr. Unger received a Ph.D. in physical chemistry from the California Institute of Technology and a B.S. in chemistry from Union College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements in 2015, except that Dr. Unger did not timely file a Form 3, which was subsequently filed on August 17, 2015 and that Mr. Worthington did not timely file a Form 4, which was subsequently filed on November 6, 2015. In making these statements, we have relied upon examination of the filings made with the SEC and the written representations of our directors and executive officers.

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

Audit Committee. In 2015, our audit committee consisted of directors Patrick S. Jones, Evan Jones, and Gerhard F. Burbach. Patrick S. Jones is the chairman of the audit committee. Our board of directors has determined that each of Patrick S. Jones, Gerhard F. Burbach, and Evan Jones is independent and financially literate under the current rules and regulations of the SEC and NASDAQ, and that Patrick S. Jones qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

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

Our audit committee operates under a written charter approved by our board of directors. The charter is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our audit committee held 14 meetings during 2015.

Compensation Committee. In 2015, our compensation committee consisted of directors Gerhard F. Burbach, Evan Jones, John A. Young, and Samuel D. Colella. Mr. Burbach has been the chairman of our compensation committee since February 2015. He was preceded as chairman by Mr. Colella. Each member of our compensation committee is an independent director under the applicable rules and regulations of the SEC and NASDAQ and an outside director as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code, as amended. Furthermore, if required to ensure compliance with Rule 16b-3 under the Exchange Act, a subcommittee of the compensation committee or the board of directors considers and approves the grant of equity awards to our executive officers.

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

Please see the sections entitled “Compensation of Non-Employee Directors” and “Executive Compensation” for a description of our processes and procedures for the consideration and determination of executive and director compensation.

Our compensation committee operates under a written charter approved by the board of directors, which is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our compensation committee held six meetings during 2015.

Nominating and Corporate Governance Committee. In 2015, our nominating and corporate governance committee consisted of directors Samuel D. Colella and John A. Young. Mr. Colella is the chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Samuel D. Colella and John A. Young is an independent director under the applicable rules and regulations of the SEC and NASDAQ.

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

Our nominating and corporate governance committee operates under a written charter approved by the board of directors, which is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our nominating and corporate governance committee held four meetings during 2015.

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

Overview

The compensation committee of our board of directors is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. The committee seeks to ensure that the total compensation paid to our executive officers is fair and reasonable. Currently, we have seven executive officers, five of whom are our named executive officers. Details of 2015 compensation for our named executive officers can be found in the section entitled “Executive Compensation—Summary Compensation Table.”

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

We target total cash compensation for our executive officers, consisting of base salary and cash incentive bonuses, at approximately the 50th percentile of our peer group. Prior to 2016, we targeted long-term equity incentives for our executive officers between the 50th and 75th percentiles of our peer group. For 2016, we targeted equity incentives for our executive officers at approximately the 50th percentile of our peer group, which was reduced to manage available equity under our 2011 Equity Incentive Plan in 2016 and 2017. Except as described herein, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between cash and non-cash compensation, among different forms of non-cash compensation, or with respect to long-term and short-term performance. The determination of our compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on its views of the relative importance of each component in meeting our overall objectives and factors relevant to the executive officer. An individual executive may be compensated above or below the targeted percentage based on factors such as performance, job criticality, experience and skill set. Since our initial public offering, cash compensation has played an increasing role in our compensation programs as we have sought to align compensation with our peer group. Nevertheless, equity compensation remains a meaningful element of our compensation philosophy.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation

The compensation committee has principal responsibility for reviewing our executive compensation structure, evaluating the performance of our executive officers relative to our corporate objectives, and considering and approving executive compensation. Members of the compensation committee are appointed by our board of directors. In 2015, our compensation committee consisted of Samuel D. Colella, Evan Jones, John A. Young, and Gerhard F. Burbach. Our compensation committee held five meetings during 2015. Mr. Burbach was appointed as chairman of the compensation committee in February 2015. He was preceded as chairman by Mr. Colella.

Our compensation committee operates under a written charter adopted by our board of directors, which establishes the duties and authority of the compensation committee. A copy of our compensation committee charter is available on our website at http://investors.fluidigm.com/corporate-governance.cfm.

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

2015 Advisory Stockholder Vote on Executive Compensation

We value the opinions of our stockholders. At the 2015 annual meeting of stockholders, more than 98% of shares voted on the say-on-pay proposal were in favor of our executive compensation program described in last year’s proxy statement. In light of this strong stockholder support, our compensation committee affirmed our general principles and objectives relating to executive compensation and continues to apply such principles and objectives to our executive compensation program.

Executive Compensation Surveys

Our compensation committee has the authority to engage the services of outside consultants. In 2014 and 2015, the compensation committee directly engaged Radford, an independent compensation consulting firm, as its compensation consultant to review our then-existing executive compensation program, assess the competitiveness of such program, and advise our compensation committee on matters related to executive compensation for 2015 and 2016, respectively.

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

Benchmark Companies

2014 Radford Survey for 2015 Executive Compensation. As directed by our compensation committee, in connection with its 2014 survey, Radford reviewed companies in medical device and biotechnology research-related industries that were comparable to us with respect to size, market capitalization, and revenue based upon information available in public filings and from Radford’s Global Life Sciences Survey. The benchmark companies considered by our compensation committee and Radford as part of their 2015 executive compensation assessments were as follows:

Abaxis	GenMark Diagnostics	Sequenom
ABIOMED	Inogen	SurModics
Accelerate Diagnostics	Luminex	Veracyte
Affymetrix	Neogenomics	Zeltiq Aesthetics
AtriCure	Pacific Biosciences

2015 Radford Survey for 2016 Executive Compensation. As directed by our compensation committee, in connection with its 2015 survey, Radford reviewed companies in medical device and biotechnology research-related industries that were comparable to us with respect to size, market capitalization, and revenue based upon information available in public filings and from Radford’s Global Life Sciences Survey. The benchmark companies considered by our compensation committee and Radford as part of their 2016 executive compensation assessments were as follows:

Abaxis	Luminex	Sequenom
Accelerate Diagnostics	NanoString Technologies	SurModics
Affymetrix	Neogenomics	Veracyte
AtriCure	Pacific Biosciences	Zeltiq Aesthetics
GenMark Diagnostics	Quidel
Inogen	Repligen

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

2015 Base Salary. In February 2015, our compensation committee reviewed our executive officers’ base salaries in light of the 2014 Radford survey and general compensation trends in our industry. The 2014 Radford survey concluded that our 2014 executive base salaries placed us at approximately the 50th percentile of the benchmark companies (with some variation by position), consistent with our total cash compensation target. The compensation committee increased the base salaries of our named executive officers between 3.0% and 6.0%, with the exact percentage based principally on maintaining base salaries at roughly the median for the specific position and based in part on individual performance in 2014. The 2015 base salary increases for our named executive officers were retroactive to January 1, 2015.

2016 Base Salary. In February 2016, our compensation committee reviewed our executive officers’ base salaries in light of the 2015 Radford survey and general compensation trends in our industry. The 2015 Radford survey concluded that our 2015 executive base salaries placed us at approximately the 50th percentile of the benchmark companies (with some variation by position), consistent with our total cash compensation target. As a result, base salary increases for the named executive officers in 2016 were modest, and the committee did not approve any increase for our chief executive officer in light of our financial performance in 2015. Ms. Yow’s relatively larger increase was based on the performance of our Singapore manufacturing operations in 2015, and Mr. McPhail’s relatively smaller increase reflects the fact that he only joined us in 2015. The 2016 base salary increases for our named executive officers were retroactive to January 1, 2016.

Base Salary Summary. The table below provides a summary of the base salaries for our named executive officers in 2015 and 2016:

Named Executive Officers	2015 Base Salary Percentage Increase*	2015 Base Salary			2016 Base Salary Percentage Increase*	2016 Base Salary
Gajus V. Worthington President and Chief Executive Officer	3.0%		$504,700		0%		$504,700
Vikram Jog Chief Financial Officer	3.0%		$329,600		3.0%		$339,500
Steven C. McPhail † General Manager, Production Genomics	—		$333,000	**	2.0%		$339,700
Marc Unger, Ph.D. † Executive Vice President, Research and Development and Marketing	—		$304,500		3.0%		$313,600
Mai Chan (Grace) Yow †† Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd.	6.0%	S$	403,224		5.0%	S$	423,400

*	Represents percentage of increase over prior year’s base salary.
**	Amount shown does not represent Mr. McPhail’s pro-rated salary for 2015, which was $216,955, the amount earned from his effective hire date in May to the end of the fiscal year.

†	Mr. McPhail and Dr. Unger were not named executive officers prior to 2015.
††	Base salaries for Ms. Yow are shown in Singapore dollars, the nominal currency in which Ms. Yow is paid. Ms. Yow’s 2015 base salary expressed in U.S. Dollars based on the average exchange rates for the month of December 2015 would have been $286,329. Ms. Yow’s 2016 base salary expressed in U.S Dollars based on the average exchange rates for the month of December 2015 would have been $300,656.

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

Performance Objectives. Under the terms of our bonus plan, any of the following factors may be used as a performance objective:

• attainment of research and development milestones • business divestitures and acquisitions • cash flow and/or cash position	• net income, net profit, net sales and/or net revenue • new product development • new product invention or innovation
• contract awards or backlog • customer renewals • customer retention rates from an acquired company, business, unit or division	• number of customers • operating cash flow, expenses, income and/or margin • product defect measures • product release timelines

•    departmental performance

•    earnings (which may include earnings before interest and taxes, earnings before taxes, and net earnings)

•    earnings per share

•    expenses, overhead or other expense reduction

• productivity • profit and/or gross margin • publicity or publication goals • return on assets, capital, equity, investment and/or sales • revenue and/or revenue growth
• growth in stockholder value relative to the moving average of the S&P 500 Index or another index	• sales pipeline and orders • sales results and/or growth
• individual objectives such as peer reviews or other subjective or objective criteria • internal rate of return • market share	• stock price • time to market • total stockholder return • working capital

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

2015 Bonus Program. As a part of the 2014 Radford survey on executive compensation, Radford reviewed our 2014 executive bonus plan and concluded that our overall 2014 executive target incentive opportunity of 42.5% of base salary for non-CEO executive officers and 70% for our chief executive officer placed us at approximately the 50th percentile of the benchmark companies.

Bonus Targets. In February 2015, our compensation committee approved target bonuses of 42.5% of base salary for non-CEO executive officers and 70% for our chief executive officer for our 2015 performance period, consistent with our bonus and overall cash compensation targets. Under the 2015 executive bonus plan, no bonuses would be earned unless the established performance goals described below were achieved, and executive officers were eligible to accrue bonuses at up to 147% of their target award in the event of over-performance relative to performance objectives. In addition, the 2015 bonus program provided that the board or compensation committee would grant each participating executive officer an additional restricted stock unit for up to 3,000 shares if accelerated revenue targets were achieved. Any such award would have been made at the discretion of the board or compensation committee following its determination of whether the objective had been achieved. Any such award would then vest over three years from the date of grant, subject to continued service by the executive. For more information regarding the target and maximum bonus that could have been earned by the named executive officers in 2015, see “—Grants of Plan Based Awards.”

2015 Corporate Goals. Also in February 2015, our compensation committee approved our 2015 corporate goals, which included: (i) achieving specified annual and quarterly levels of revenue, (ii) successfully launching new products, (iii) achieving specified levels of improvement in sales of consumables, (iv) achieving growth in single-cell product adoption, and (iv) achieving specified non-GAAP product margins. The compensation committee believed that these goals were achievable with a high level of executive officer performance. The compensation committee gave greater weighting to achieving our revenue targets and successfully launching new products but retained the discretion to alter these weightings when it ultimately determined bonuses.

2015 Corporate Performance. In February 2016, our compensation committee reviewed our performance in 2015 relative to the corporate objectives identified above. The compensation committee also reviewed each named executive officer’s individual performance based in large part on achievements in the functional department overseen by the respective named executive officer. The compensation committee determined that because Fluidigm had not met or exceeded its performance objectives relating to annual and quarterly revenue, no bonuses would be paid for the 2015 performance period under our executive bonus plan.

2016 Bonus Program. In late 2015 and early 2016, our compensation committee, in conjunction with Radford, reviewed our executive bonus programs, including a review of their incentive structures, with an objective of ensuring that our compensation programs promote both short-term and long-term growth. As discussed below, with respect to long-term equity incentive compensation, our compensation committee adopted a performance-based equity incentive program to link equity compensation to short- and long-term financial objectives. With respect to our cash bonus program, the compensation committee structured the plan for the 2016 performance period with the objective of incentivizing a return to revenue growth and achievement of other strategic objectives. The compensation committee maintained the levels of target awards at 70.0% of base salary for our chief executive officer and 42.5% for the other executive officers, consistent with its philosophy of setting bonus and total cash compensation at approximately the median of our peer group.

Bonus Plan Structure. For the 2016 corporate performance period, our bonus plan will be weighted 70% toward corporate revenue goals and 30% toward strategic business objectives (described below). With respect to the corporate revenue goal weighting, bonuses may be earned at 50% of target if a minimum threshold revenue is achieved, increasing on a linear basis such that 100% of the bonus award target is earned at target revenue and continuing up to a maximum of 130% of the bonus award target for substantial over-performance relative to the revenue target. No bonuses will be paid under the executive bonus program for 2016, including with respect to strategic business objectives, if the minimum threshold revenue condition is not achieved. The compensation committee set the threshold level of revenue at an amount intended to ensure that no bonuses would be paid unless management successfully returns Fluidigm to credible revenue growth in 2016. In addition, the compensation committee, with the recommendation of our chief executive officer, set the target revenue objective at a level that it believed to be aggressive but achievable.

2016 Corporate Goals. Our compensation committee has approved our corporate revenue goals and strategic business objectives for the 2016 performance period, which consisted of a corporate revenue goal of achieving a specified annual revenue and the following strategic business objectives: successfully launching new products and having a certain level of cash, cash equivalents and investments at the end of the year. The compensation committee believes that these goals will be achievable with a high level of executive officer performance. As indicated above, the compensation committee has given a greater weighting to achieving our revenue targets but maintains discretion to alter the weightings among various objectives when it ultimately determines bonuses.

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

Forms of Equity Awards

Prior to 2014, our executive officers and employees received equity awards only in the form of time-based stock option grants. In 2014, the compensation committee determined that it was appropriate to begin granting time-based restricted stock units in addition to stock options for both employees and executive officers based upon several factors, including the results of the 2013 Radford survey, which noted that approximately 50% of the benchmark companies granted their executive officers a mix of stock options and restricted stock units, with less than 15% of such companies granting equity awards to executive officers solely in the form of stock options; the competitive dynamics of the markets in which we recruit, with most of our larger competitors offering “full value” awards in the form of restricted stock units; and the more favorable dilutive impact of restricted stock units relative to stock option grants. To remain competitive in our market while furthering our executive compensation principles of directly linking executive compensation to corporate performance, reinforcing our executive officers’ long-term interest in our overall performance, and aligning the interests of our executive officers with the interests of our stockholders, our compensation committee determined that equity awards would be granted to executive officers comprised of stock options and restricted stock units, typically with a ratio of one restricted stock unit relative to 2.5 stock options granted. Subsequent to the end of 2015, the compensation committee determined it was appropriate to supplement time-based equity awards with equity awards that require certain performance-based goals to be met as a condition for any vesting. Under this approach, an executive officer is at risk with respect to the performance-based equity award unless specified performance is achieved. In particular, the compensation committee established the performance-based vesting conditions based on near-term and longer-term revenue objectives. If the performance-based conditions under these awards are achieved (as determined by the board or our compensation committee), a portion of the award will immediately vest and the balance of the award will commence vesting based on continued service. Similar to the structure of our 2016 executive bonus plans, the compensation committee set the revenue thresholds under the performance-based awards at levels intended to incentivize a return to credible growth rates and to reward substantial over-performance.

Grants of Equity Awards

2015 Grants. As a part of the 2014 Radford survey on executive compensation, Radford reviewed the stock options awarded to our executive officers in 2014 as described above. Radford’s review concluded that, based on the value of stock options awarded to our executive officers in 2014, our executive equity compensation placed us at or above the 75th percentile of the benchmark companies. The Radford study found that the value of 2014 equity awards to our executive officers, based upon the grant date fair value of the awards, grew by over 100% from the previous year’s awards, thus outpacing the 75th percentile of benchmark companies. However, the quantity of equity awarded to our executive officers as a percent of total shares outstanding placed us between the 25th and 50th percentile of the benchmark companies. Based upon the level of attainment of our 2014 corporate goals, each executive officer’s individual and departmental performance in 2014, and information provided by 2014 Radford survey, our compensation committee approved the stock option and restricted stock unit awards to certain named executive officers in February 2015 and subsequently to certain other named executive officers later in 2015 as set forth in the table below captioned “—Grant Summary.”

2016 Grants. As a part of the 2015 Radford survey on executive compensation, Radford reviewed the stock options and restricted stock units awarded to our executive officers in 2015 as described above. Radford’s review concluded that, based on the grant date fair value of stock options and restricted stock units awarded to our executive officers in 2015, our executive equity compensation generally placed us between the 50th and 75th percentile of the benchmark companies. For 2016, our compensation committee targeted executive equity compensation at approximately the 50th percentile, which was reduced to manage available equity under our 2011 Equity Incentive Plan in 2016 and 2017. Half of the equity awards made to executive officers in February 2016 are subject to the corporate performance conditions described above. The stock options and restricted stock units awarded to our named executive officers in 2016 are set forth in the following table.

Grant Summary. The table below provides a summary of grants of equity awards to our named executive officers in 2015 and February 2016:

	2015				2016
Named Executive Officer	Stock Options		Restricted Stock Units		Time-based Stock Options(3)	Time-based Restricted Stock Units(4)	Performance- based Stock Options(5)	Performance- based Restricted Stock Units(5)
Gajus V. Worthington President and Chief Executive Officer	31,110	(1)	12,440	(2)	33,750	13,500	33,750	13,500
Vikram Jog Chief Financial Officer	12,000	(1)	4,800	(2)	13,500	5,400	13,500	5,400
Steven C. McPhail General Manager, Production Genomics	31,000	(6)	12,400	(7)	13,500	5,400	13,500	5,400
Marc Unger, Ph.D. Executive Vice President, Research and Development and Marketing	12,000 15,000	(1) (8)	4,800 6,000	(2) (9)	13,500	5,400	13,500	5,400
Mai Chan (Grace) Yow Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd.	12,000	(1)	7,800	(2)	13,500	5,400	13,500	5,400

(1)	Each option vests monthly at a rate of 1/48th of the shares underlying the option, commencing January 1, 2015.
(2)	4/48th of the total number of shares underlying the restricted stock units granted vested on May 20, 2015, and 3/48th of the total number of shares underlying the restricted stock units vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter.
(3)	Each option will vest monthly at a rate of 1/48th of the shares underlying the option, commencing January 1, 2016.

(4)	4/48th of the total number of shares underlying the restricted stock units granted will vest on May 20, 2016, and 3/48th of the total number of shares underlying the restricted stock units will vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter.
(5)	The performance-based stock options and the performance-based restricted stock unit awards (each, a “performance award”) each have two vesting components that must be met before the performance award vests: (1) a performance-based component and (2) a time-based component. The performance-based component covers two annual periods (fiscal 2016 and fiscal 2017), each covering 50% of the performance award. For each of the two fiscal years, the performance award will become eligible to vest based on the growth in our revenues (as compared to the previous fiscal year). If the actual growth rate for a given fiscal year equals or exceeds the target, 100% of the portion of the performance award covering that fiscal year will become eligible to vest. If the actual growth rate equals a certain minimum growth rate, 50% of the portion of the performance award covering that fiscal year will become eligible to vest. For achievement between minimum and target growth rates, eligibility to vest scales linearly between 50% and 100%. Once the level of achievement has been certified, the performance awards for the given fiscal year that became eligible to vest will vest according to the following time-based schedule: (1) 50% immediately upon the date the actual growth rate is certified, (2) 25% on the one-year anniversary of the certification date, and (3) 25% on the two-year anniversary of the certification date. If a change in control occurs before the end of any fiscal year covered by the performance award, the performance-based component for such fiscal year is treated as having been 100% achieved (with the vesting schedule under the time-based component based on the date of the change in control rather than the certification date).
(6)	12/48th of the total number of shares underlying the option granted will vest on May 7, 2016, and 1/48th of the total number of shares underlying the option will vest each month thereafter.
(7)	12/48th of the total number of shares underlying the restricted stock units granted will vest on May 20, 2016, and 3/48th of the total number of shares underlying the restricted stock units will vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter.
(8)	1/48th of the total number of shares underlying the options granted will vest on January 10, 2016, and 1/48th of the total number of shares underlying the option will vest each month thereafter.
(9)	2/48th of the total number of shares underlying the restricted stock units granted will vest on February 20, 2016, and 3/48th of the total number of shares underlying the restricted stock units will vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter.

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

Our compensation committee is mindful of the advantages of being able to deduct the full amount of compensation paid to our executive officers. However, our business goals or market conditions may require us to provide compensation to our executive officers that is not fully deductible, and in order to preserve the flexibility to do so, our compensation committee has not adopted a policy that requires that all compensation provided to our executive officers be within the $1,000,000 limit or qualify for the performance-based compensation exception under Section 162(m).

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee during our last fiscal year (which includes Samuel D. Colella, Evan Jones, John A. Young, and Gerhard F. Burbach) is, or was during 2015, an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Evan Jones

John A. Young

Samuel D. Colella

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by Fluidigm under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Fluidigm specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table

The following table provides information regarding the compensation of our chief executive officer, chief financial officer, and each of the next three most highly compensated executive officers during 2015, together referred to as our “named executive officers,” for 2015, 2014, and 2013.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Gajus V. Worthington President and Chief Executive Officer	2015 2014 2013	504,700 490,000 425,000		511,782 1,236,300 —	615,950 1,707,359 1,018,223	— 206,000 297,500	2,000 — —		1,634,433 3,639,659 1,740,723
Vikram Jog Chief Financial Officer	2015 2014 2013	329,600 320,000 311,576		197,472 266,280 —	237,772 367,739 442,706	— 82,000 155,800	2,000 — —		766,844 1,036,019 910,082
Steven C. McPhail (8) General Manager, Production Genomics	2015	216,955	(4)	312,852	350,006	—	2,000		881,813
Marc Unger (8) Executive Vice President, Research and Development and Marketing	2015	304,500		254,112	298,172	—	2,000		858,784
Mai Chan (Grace) Yow Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte.	2015 2014 2013	286,329 288,990 293,425	(5) (6) (7)	320,892 266,280 —	237,772 367,739 584,371	— 78,000 146,713	7,243 6,780 9,449	(5) (6) (7)	852,236 1,007,789 1,033,958

(1)	Amounts represent the aggregate grant date fair value of equity awards granted to the named executive officer in the year indicated calculated in accordance with FASB Topic ASC 718 without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our equity awards.
(2)	The amounts in this column for 2015, 2014, and 2013 represent total performance-based bonuses earned under our executive bonus plan for service rendered during the applicable year All such amounts were paid subsequent to year end. For a description of our executive bonus plan, please see the section entitled “Executive Bonus Plan” under “Compensation Discussion and Analysis” above.
(3)	Amounts disclosed in this column include contributions made to defined contribution plans.
(4)	Amount shown represents Mr. McPhail’s salary, pro-rated from his effective hire date, May 7, 2015 to the end of the fiscal year.
(5)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.7101 USD, the average conversion rate for the period beginning December 1, 2015 to December 31, 2015.
(6)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.7597 USD, the average conversion rate for the period beginning December 1, 2014 to December 31, 2014.
(7)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.794 USD, the average conversion rate for the period beginning December 1, 2013 to December 31, 2013.
(8)	Mr. McPhail and Dr. Unger were not named executive officers prior to 2015.

Grants of Plan-Based Awards

The following table presents information concerning each grant of an award made to a named executive officer in 2015 under any plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(7)						All Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold		Target		Maximum
Gajus V. Worthington	2/11/2015 (3) 3/12/2015 (4) 3/12/2015 (4)	353,290		353,290		519,544		— — 12,440	— 31,110 —	— 41.14 —	— 615,950 511,782
Vikram Jog	2/11/2015 (3) 3/12/2015 (4) 3/12/2015 (4)	140,080		140,080		206,000		— — 4,800	— 12,000 —	— 41.14 —	— 237,772 197,472
Steven C. McPhail	2/11/2015 (5) 5/21/2015 (4) 5/21/2015 (4)	94,350	(5)	94,350	(5)	138,750	(5)	— — 12,400	— 31,000 —	— 25.23 —	— 350,006 312,852
Marc Unger	2/11/2015 (3) 5/21/2015 (4) 5/21/2015 (4) 12/14/2015 (4) 12/14/2015 (4)	129,413		129,413		190,313		— — 4,800 — 6,000	— 12,000 — 15,000 —	— 41.14 — 9.44 —	— 237,772 197,472 60,401 56,640
Mai Chan (Grace) Yow	2/11/2015 (3) 3/12/2015 (4) 3/12/2015 (4)	121,690	(6)	121,690	(6)	178,956	(6)	— — 7,800	— 12,000 —	— 41.14 —	— 237,772 320,892

(1)	Based upon the closing sale price of our common stock as reported on the NASDAQ Global Select Market on the date of grant.
(2)	Amounts represent the grant date fair value of the equity awards, calculated in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements for a discussion of assumptions made in determining the grant date fair value.
(3)	Corresponds to the date on which our compensation committee set the target bonus amounts payable to each of our named executive officers pursuant to our 2015 executive bonus plan.
(4)	Represents awards granted under our 2011 Equity Incentive Plan.
(5)	Mr. McPhail became eligible to participate in our 2015 executive bonus plan on his hire date, May 7, 2015. The estimated future payout amounts Mr. McPhail was eligible to earn are based on his salary, pro-rated by month, from May to December 2015.
(6)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.7101 USD, the average conversion rate for the period beginning December 1, 2015 to December 31, 2015.
(7)	The target amounts shown in this column reflect our annual incentive plan awards provided under our 2015 executive bonus plan. The maximum amounts in this column reflect the greatest payouts that could be made if pre-established maximum performance levels were met or exceeded. Actual 2015 executive bonus plan payouts are reflected in the non-equity incentive plan compensation column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning unexercised options and unvested stock awards outstanding as of December 31, 2015 for each named executive officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Gajus V. Worthington	8,243 5,780 5,780 5,780 5,203 577 70,000 97,916 83,854 31,145 7,129	(1) (1) (1) (1) (1) (1) (1) (2) (3) (4) (5)	— — — — — — — 2,084 31,146 33,855 23,981		4.08 4.08 4.08 8.37 8.37 8.37 14.60 15.49 16.73 47.55 41.14	11/17/2019 11/17/2019 11/17/2019 1/4/2021 1/4/2021 1/4/2021 5/17/2021 2/17/2022 2/15/2023 3/14/2024 3/12/2025	14,084 9,849	(6) (7)	152,248 106,468	(8) (8)
Vikram Jog	3,334 11,667 10,910 6,708 2,749	(1) (2) (3) (4) (5)	— 834 13,542 7,292 9,251		14.60 15.49 16.73 47.55 41.14	05/17/2021 02/17/2022 02/15/2023 03/14/2024 3/12/2025	3,034 3,801	(6) (7)	32,798 41,089	(8) (8)
Steven C. McPhail	—		31,000	(10)	25.23	5/21/2015	12,400	(11)	134,044	(8)
Marc Unger	934 5,780 270 19,583 40,104 6,708 5,750 2,749 —	(1) (1) (1) (9) (3) (4) (4) (5)	— — — 417 14,896 7,292 6,250 9,251 15,000	(12)	4.45 8.37 8.37 14.55 16.73 47.55 47.55 41.14 9.44	8/26/2020 1/4/2021 1/4/2021 3/5/2022 2/15/2023 3/14/2024 3/14/2024 3/12/2025 12/14/2025	3,034 2,600 3,801 6,000	(6) (6) (7) (13)	32,798 28,106 41,089 64,860	(8) (8) (8) (8)
Mai Chan (Grace) Yow	834 16,609 48,125 6,708 2,749	(1) (2) (3) (4) (5)	— 1,250 17,875 7,292 9,251		14.60 15.49 16.73 47.55 41.14	5/17/2021 2/17/2022 2/15/2023 3/14/2024 3/12/2025	3,034 6,176	(6) (7)	32,798 66,763	(8) (8)

(1)	The option is fully vested.
(2)	1/48th of the shares subject to the option vested on February 17, 2012, and 1/48th of the shares subject to the option vested on March 1, 2012 and each month thereafter, such that the option will be fully vested on January 1, 2016.
(3)	1/48th of the shares subject to the option vested on February 15, 2013, and 1/48th of the shares subject to the option vested on March 1, 2013 and each month thereafter, such that the option will be fully vested on January 1, 2017.
(4)	1/48th of the shares subject to the option vested on February 1, 2014 and each month thereafter such that the option will be fully vested on January 1, 2018.
(5)	1/48th of the shares subject to the option vested on February 1, 2015 and each month thereafter such that the option will be fully vested on January 1, 2019.
(6)	4/48th of the shares underlying the restricted stock units vested on May 20, 2014 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested.
(7)	4/48th of the shares underlying the restricted stock units vested on May 20, 2015 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested.
(8)	Based on the closing price of our common stock of $10.81 per share on December 31, 2015, as reported on the NASDAQ Global Select Market, and the number of the restricted stock units that had not vested as of December 31, 2015.
(9)	2/48th of the shares subject to the option vested on March 5, 2012, and 1/48th of the shares subject to the option vested on April 1, 2012 and each month thereafter, such that the option will be fully vested on January 1, 2016.
(10)	12/48th the shares subject to the option will vest on May 7, 2016 and 1/48th of the shares subject to the option will vest each month thereafter until fully vested.
(11)	12/48th of the shares underlying the restricted stock units will vest on May 20, 2016 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested.
(12)	1/48th of the shares subject to the option vested on January 10, 2016, and 1/48th of the shares subject to the option vested on February 1, 2016 and each month thereafter until fully vested.
(13)	2/48th of the shares underlying the restricted stock units vested on February 20, 2016 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested.

Option Exercises and Stock Vested in 2015

The following table provides additional information about the value realized by the named executive officers upon option award exercises and the vesting of restricted stock unit awards during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Gajus V. Worthington	66,000	1,346,349	9,091	185,658
Vikram Jog	19,750	380,264	2,399	47,487
Steven C. McPhail	—	—	—	—
Marc Unger	8,400	259,209	3,599	73,620
Mai Chan (Grace) Yow	50,000	767,505	3,024	58,128

(1)	Value realized on exercise of stock options is based on the per-share sales price of our common stock at the time of exercise minus the exercise price, and does not necessarily reflect actual proceeds received.
(2)	Value realized on vesting of stock awards is based on the closing price of our common stock on the vesting date and does not necessarily reflect actual proceeds received.

As of December 31, 2015, our named executive officers had not been awarded any equity awards other than stock options and restricted stock units.

Pension Benefits & Nonqualified Deferred Compensation

We do not provide a pension plan for our employees and no named executive officers participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2015.

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

The following table describes the payments and benefits that each of our named executive officers would be entitled to receive pursuant to the employment and severance agreements, assuming that each of the following triggers occurred on December 31, 2015: (i) their employment was terminated without “cause” prior to a “change of control” or after 12 months following a “change of control” and (ii) their employment was terminated without “cause” or by them for “good reason” within 12 months following a “change of control.”

	Employment Terminated without Cause prior to, or more than 12 Months after, a Change of Control		Employment Terminated within 12 Months after a Change of Control (1)
Name	Severance Payments ($)(2)	Health Care Benefits ($)(3)	Equity Acceleration ($)(4)	Severance Payments ($)(2)	Health Care Benefits ($)(3)
Gajus V. Worthington	252,350	15,886	258,716	252,350	15,886
Vikram Jog	164,800	15,886	73,887	164,800	15,886
Steven C. McPhail	166,500	13,555	134,044	166,500	13,555
Marc Unger	152,250	14,150	187,403	152,250	14,150
Mai Chan (Grace) Yow (5)	143,165	7,704	99,561	143,165	7,704

(1)	Includes termination of the employee’s employment by the company or its successor without “cause” and termination by the employee for “good reason.”
(2)	The amounts shown in this column are equal to six months of the named executive officer’s base salary as of December 31, 2015.
(3)	The amounts shown in this column are equal to the cost of covering the named executive officer and his or her eligible dependents under our benefit plans for a period of six months, assuming that such coverage is timely elected under COBRA for U.S.-based named executive officers,
(4)	We estimate the value of the acceleration of options and restricted stock units held by the named executive officer based on the closing stock price of our common stock of $10.81 per share on December 31, 2015, as reported on the NASDAQ Global Select Market, and the number of unvested in-the-money options and shares held by such named executive officer as of December 31, 2015.

(5)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.7101 USD, the average conversion rate for the period beginning December 1, 2015 to December 31, 2015.

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

Compensation of Non-Employee Directors

Compensation Policy

Non-employee directors receive an annual retainer for service on our board of directors and an annual retainer for service on committees of the board as set forth below:

Annual cash retainer for each non-employee director	$40,000
Annual cash retainer for each audit committee member	$10,000
Annual cash retainer for each compensation committee member	$7,000
Annual cash retainer for each nominating and corporate governance committee member	$5,000
Additional cash retainer for chairman of the board	$40,000
Additional cash retainer for chairman of the audit committee	$10,000
Additional cash retainer for chairman of the compensation committee	$8,000
Additional cash retainer for chairman of the nominating and corporate governance committee*	$5,000

*	In May 2015, our nominating and corporate governance committee recommended, and our board of directors approved, an increase in the additional cash retainer payable to the chairman of our nominating and corporate governance committee from $2,500 to $5,000, effective as of January 1, 2015. The increase was made to align the aggregate cash retainer payable to the chairman of the committee within with the 50th to 75th percentiles of our peer group based upon a director compensation survey completed by Radford in March 2015. Additionally, we have adopted an outside director equity compensation policy to formalize the granting of equity compensation to our non-employee directors under our 2011 Equity Incentive Plan. The policy provides for automatic, nondiscretionary grants of nonstatutory stock options, subject to the terms and conditions of the policy and the 2011 Equity Incentive Plan. Nevertheless, non-employee directors remain eligible to receive all types of awards under the 2011 Equity Incentive Plan, except for incentive stock options, and may receive discretionary awards not covered by the policy.

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

2015 Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for the year ended December 31, 2015. The table excludes Mr. Worthington, who is a named executive officer and did not receive any compensation from us in his role as a director in 2015.

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Gerhard F. Burbach	64,089	80,417	144,506
Samuel D. Colella	97,911	80,417	178,328
Evan Jones	57,000	80,417	123,167
Patrick S. Jones	60,000	80,417	140,417
John A. Young	62,000	80,417	142,417

(1)	Amounts represent the aggregate grant date fair value of the option award calculated in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

Director Equity Awards

The aggregate number of shares underlying stock options outstanding at December 31, 2015 for each non-employee director was as follows:

Aggregate Number of Shares Underlying Stock Options Outstanding as of December 31, 2015
Gerhard F. Burbach	62,000
Samuel D. Colella	20,000
Evan Jones	86,000
Patrick S. Jones	86,000
John A. Young	73,340

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and restricted stock units granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise / Vesting of Outstanding Options and Rights (a)(4)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders
1999 Stock Option Plan (1)	4,951	$17.12	—
2009 Equity Incentive Plan (2)	265,785	$6.07	—
2011 Equity Incentive Plan (3)	3,578,316	$17.99	830,733
Equity compensation plans not approved by security holders	—	$—	—

Total	3,849,052	$17.16	830,733

(1)	The 1999 Stock Option Plan was replaced by the 2009 Equity Incentive Plan in April 2009. A total of 381,495 shares remaining available for grant under the 1999 Stock Option Plan were transferred to the 2009 Equity Incentive Plan and the 1999 Stock Option Plan was terminated for any new grants.
(2)	The 2009 Equity Incentive Plan was replaced by the 2011 Equity Incentive Plan in February 2011. A total of 55,423 shares remaining available for grant under the 2009 Equity Incentive Plan were transferred to the 2011 Equity Incentive Plan and the 2009 Equity Incentive Plan was terminated for any new grants.
(3)	The 2011 Equity Incentive Plan provides that the number of shares available for issuance under the plan will include an annual increase on the first day of each fiscal year beginning in 2012, equal to the least of: (a) 1,000,000 shares; (b) 4.0% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; or (c) such other amount as our board of directors may determine. Pursuant to the provision, an additional 1,000,000 shares became available for issuance under the 2011 Equity Incentive Plan, effective January 1, 2016.
(4)	This column does not reflect awards of options assumed in acquisitions where the plans governing the awards were not available for future awards as of December 31, 2014. As of December 31, 2014, individual awards of options to purchase a total of 56,327 shares were outstanding pursuant to awards assumed in connection with our acquisition of DVS Sciences, Inc. and granted under DVS’s 2010 Equity Incentive Plan at a weighted-average exercise price of $4.12.

Security Ownership of Certain Beneficial Owners and Management

Except as indicated by the footnotes below, the following table sets forth information as of March 31, 2016 concerning:

•	Each person who we know beneficially owns more than five percent of our common stock;

•	Each of our directors and nominees for the board of directors;

•	Each of our named executive officers; and

•	All of our directors and executive officers as a group.

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

Applicable percentage ownership is based on 28,895,723 shares of common stock outstanding at March 31, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable, options held by that person that are exercisable within 60 days of March 31, 2016, and restricted stock units that are scheduled to vest within 60 days of March 31, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The information provided in the table is based on our records, information filed with the SEC, and information provided to Fluidigm, except where otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with PRIMECAP Management Company (1)	4,266,432	14.8%
Entities affiliated with Levin Capital Strategies, L.P. (2)	2,829,410	9.8%
Entities affiliated with Franklin Resources, Inc. (3)	2,359,225	8.2%
Wasatch Advisors, Inc. (4)	2,417,175	8.4%
Entities affiliated with BlackRock, Inc. (5)	1,811,628	6.3%
Entities affiliated with Columbia Wanger Asset Management, LLC (6)	1,788,773	6.2%
Entities affiliated with Mubadala Development Company PJSC (7)	1,599,069	5.5%
Entities affiliated with Scopia Capital Management LP (8)	1,508,120	5.2%
Entities affiliated with The Goldman Sachs Group, Inc. (9)	1,481,845	5.1%

Directors and Named Executive Officers:
Gajus V. Worthington (10)	394,161	1.3%
Gerhard F. Burbach (11)	52,833	*
Samuel D. Colella (12)	43,017	*
Vikram Jog (13)	50,987	*
Evan Jones (14)	148,784	*
Patrick S. Jones (15)	84,333	*
Robert C. Jones (16)	111,677	*
William M. Smith (17)	137,761	*
John A. Young (18)	72,522	*
Steven C. McPhail (19)	14,423	*
Marc Unger (20)	100,699	*
Mai Chan (Grace) Yow (21)	93,296	*
All directors and executive officers as a group (13 persons) (22)	1,304,493	4.3%

*	Less than one percent.
(1)	Based solely on the most recently available Schedule 13G filed with the SEC on February 12, 2016. PRIMECAP Management Company, or PRIMECAP, reported sole voting power with respect to 2,871,132 shares, sole dispositive power with respect to 4,266,432 shares, and no shared voting or dispositive power. PRIMECAP is an investment advisor in accordance with Rule 13d 1(b). The address of PRIMECAP is 225 South Lake Ave., #400, Pasadena, CA 91101.
(2)	Based on the Schedule 13G filed with the SEC on March 18, 2016. Levin Capital Strategies, LP, or LCS, filing jointly with LCS, LLC, LCS Event Partners LLC, LCS L/S, LLC and John A. Levin (collectively, the “LCS Filing Group”), reported sole voting power with respect to 49,684 shares, shared voting power with respect to 1,797,550 shares, sole dispositive power with respect to 49,684 shares, and shared dispositive power with respect to 2,779,726 shares. The address of LCS is 595 Madison Avenue, 17th Floor, New York, NY 10022. On April 6, 2016, the LCS Filing Group filed a Schedule 13G amendment reporting an increase in beneficial ownership to 3,069,559 shares or 10.6% of our outstanding common stock.
(3)

Based solely on the most recently available Schedule 13G filed with the SEC on February 4, 2016. Franklin Resources, Inc., or FRI, filing jointly with Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. report that the shares are beneficially owned by one or more open or closed end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of FRI, which may be deemed to be the beneficial owners of the shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI, Charles B. Johnson and Rupert H. Johnson, Jr. may be deemed to be the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. The address of FRI, Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. is One Franklin Parkway, San Mateo, CA 94403.
(4)	Based solely on the most recently available Schedule 13G filed with the SEC on February 16, 2016. Wasatch Advisors, Inc., or Wasatch, reported sole voting and dispositive power with respect to 2,417,175 shares and no shared voting or dispositive power. The address of Wasatch is 505 Wakara Way, Salt Lake City, UT 84108.
(5)	Based solely on the most recently available Schedule 13G filed with the SEC on January 28, 2016. BlackRock, Inc., or BlackRock, and its affiliates, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, reported sole voting power with respect to 1,747,639 shares, sole dispositive power with respect to 1,811,628 shares, and no shared voting or dispositive power. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(6)	Based solely on the most recently available Schedule 13G filed with the SEC on January 20, 2016. Columbia Wanger Asset Management, LLC, or Columbia Wanger, reported sole voting power with respect to 1,564,306 shares, sole dispositive power with respect to 1,788,773 shares, and no shared voting or dispositive power. The address of Columbia Wanger is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.
(7)	Based solely on the most recently available Schedule 13G filed with the SEC on February 11, 2016. Mubadala Development Company PJSC, or Mubadala Development Company, filing jointly with MDC Capital LLC and MDC Capital (Cayman) Limited, as trustee for Fifty First Investment Company LLC, reported shared voting power with respect to 1,599,069 shares, shared dispositive power with respect to 1,599,069 shares, and no sole voting or dispositive power. The address of Mubadala Development Company is P.O. Box 45005, Abu Dhabi, United Arab Emirates.
(8)	Based solely on the most recently available Schedule 13G filed with the SEC on February 16, 2016. Scopia Capital Management LP, or Scopia, filing jointly with Scopia Management, Inc., Matthew Sirovich, and Jeremy Mindich, reported shared voting power with respect to 1,508,120 shares, shared dispositive power with respect to 1,508,120 shares, and no sole voting or dispositive power. The address of Scopia is 152 West 57th Street, 33rd Floor, New York, NY 10019.
(9)	Based solely on the most recently available Schedule 13G filed with the SEC on February 10, 2016. The Goldman Sachs Group, Inc., or Goldman Sachs, filing jointly with Goldman, Sachs & Co., reported shared voting power with respect to 1,481,266 shares, shared dispositive power with respect to 1,481,845 shares, and no sole voting or dispositive power. The address of Goldman Sachs is 200 West Street, New York, NY 10282.
(10)	Consists of 33,029 shares held of record by the Worthington Family Trust dated March 6, 2007, of which Mr. Worthington is a trustee, options to purchase 348,293 shares of common stock that are exercisable within 60 days of March 31, 2016, and 3,526 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(11)	Consists of options to purchase 52,833 shares of common stock that are exercisable within 60 days of March 31, 2016.
(12)	Consists of 19,123 shares held by The Colella Family Trust U/D/T dated September 21, 1992, of which Mr. Colella is a trustee, 5,561 shares held by The Colella Family Partners, L.P., of which Mr. Colella is a general partner, and options to purchase 18,333 shares of common stock held by Mr. Colella that are exercisable within 60 days of March 31, 2016.
(13)	Consists of 2,061 shares held by the Vikram and Pratima Jog Family Trust U/A dated June 23, 2009, of which Mr. Jog is a trustee, options to purchase 45,242 shares of common stock that are exercisable within 60 days of March 31, 2016, and 1,099 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(14)	Consists of 64,451 shares held of record by jVen Capital, LLC, of which Mr. Jones is a managing member, and options to purchase 84,333 shares of common stock that are exercisable within 60 days of March 31, 2016.
(15)	Consists of options to purchase 84,333 shares of common stock that are exercisable within 60 days of March 31, 2016.
(16)	Consists of options to purchase 107,990 shares of common stock that are exercisable within 60 days of March 31, 2016 and 1,099 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(17)	Consists of options to purchase 134,099 shares of common stock that are exercisable within 60 days of March 31, 2016 and 1,099 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(18)	Consists of 849 shares held of record by the Young Family Trust dated September 8, 1986, of which Mr. Young is a trustee, and options to purchase 71,673 shares of common stock that are exercisable within 60 days of March 31, 2016.
(19)	Consists of options to purchase 8,874 shares of common stock that are exercisable within 60 days of March 31, 2016 and 5,549 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(20)	Consists of options to purchase 94,668 shares of common stock that are exercisable within 60 days of March 31, 2016 and 1,774 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(21)	Consists of options to purchase 86,982 shares of common stock that are exercisable within 60 days of March 31, 2016 and 1,286 restricted stock units scheduled to vest within 60 days of March 31, 2016.
(22)	Consists of 125,074 shares beneficially owned by current directors and executive officers and options held by current directors and executive officers to purchase 1,137,653 shares of common stock that are exercisable within 60 days of March 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

OpGen Supply Agreement

In December 2013, OpGen, Inc., or OpGen, purchased a Biomark HD system and related consumables from us. Evan Jones, a member of our board of directors, is the President and Chief Executive Officer of OpGen, a member of OpGen’s board of directors, and a substantial stockholder in OpGen. OpGen’s purchase price for the Biomark HD system was approximately $221,000. In March 2014, we entered into a supply agreement with OpGen with respect to OpGen’s purchases of consumables for use with the system. OpGen’s aggregate purchases under the supply agreement during the year ended December 31, 2015 totaled approximately $615,000. We believe that our transactions with OpGen were on commercially reasonable terms no less favorable to us than could have been obtained from unaffiliated third parties. The terms of these transactions have been approved and ratified by our audit committee without the participation of Mr. Jones.

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

Quanticel Transactions

In 2015, Quanticel Pharmaceuticals, Inc., or Quanticel, purchased a C1 system and related consumables from us. Quanticel’s purchase price for the C1 system was approximately $149,000. On October 19, 2015, Quanticel was acquired by Celgene Corporation, or Celgene (NASDAQ:CELG). Prior to the acquisition, Quanticel’s aggregate purchases from us during 2015, including the C1 system, totaled approximately $294,299. Purchases by Quanticel for the remainder of 2015 following the acquisition were approximately $9,060.

Through its affiliated funds, Versant Ventures was a significant stockholder in Quanticel. Mr. Colella served on the board of directors of Quanticel prior to its acquisition and resigned from Quanticel’s board of directors in connection with the acquisition. Versant’s relationship with Quanticel was disclosed to our audit committee in connection with its consideration of the transactions described above. We believe that our transactions with Quanticel were on commercially reasonable terms no less favorable to us than could have been obtained from unaffiliated third parties. The terms of these transactions have been approved and ratified by our audit committee.

Company Reimbursement

On July 20, 2015, the independent members of our board concluded a review of matters relating to our Chief Executive Officer’s compliance with our Code of Ethics and Conduct. In connection with its review, the independent directors engaged independent legal counsel and a forensic accounting firm. The independent directors concluded, and our Chief Executive Officer acknowledged, that the Chief Executive Officer had violated the conflict of interest provisions of our Code of Ethics and Conduct based on an undisclosed personal relationship with an employee of Fluidigm. The Chief Executive Officer reimbursed approximately $200,000 of our legal and accounting expenses incurred as a result of the review. In addition, the directors determined that no intentional financial misconduct had occurred, and the Chief Executive Officer has reimbursed us for certain personal expenses totaling approximately $1,630 that were incorrectly reimbursed by us.

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

Director Independence

As a company listed on NASDAQ, we are required under the NASDAQ listing requirements to maintain a board comprised of a majority of “independent directors,” as determined affirmatively by our board. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of our audit, compensation, and nominating and corporate governance committees be independent. Our board of directors determined that a majority of our directors during 2015 were “independent directors” as defined under applicable NASDAQ rules, including Gerhard F. Burbach, Samuel D. Colella, Evan Jones, Patrick S. Jones, and John A. Young.

In February 2016, our board of directors undertook another review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Gerhard F. Burbach, Samuel D. Colella, Evan Jones, Patrick S. Jones, and John A. Young, representing a majority of our directors, are “independent directors” as defined under applicable NASDAQ rules. Gajus V. Worthington is not considered an independent director because of his positions as our president and chief executive officer.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

Effective August 28, 2015, Ernst & Young LLP was dismissed as the Company’s independent registered public accounting firm. For further information related to the dismissal of Ernst & Young LLP, please see the Current Report on Form 8-K filed with the SEC on September 2, 2015. Immediately following the dismissal of Ernst & Young LLP as our independent registered public accounting firm, we retained PricewaterhouseCoopers LLP as our independent registered public accounting firm.

The following table sets forth the aggregate fees for audit services provided by Ernst &Young LLP for the year ended December 31, 2014 and by PricewaterhouseCoopers LLP for the year ended December 31, 2015:

	2015	2014
Audit fees (1)	$1,248,247	$1,178,551
Audit-related fees (2)	—	100,000
Tax fees	—	—
All other fees (3)	—	539,750

Total fees	$1,248,247	$1,718,301

(1)	Audit fees for 2015 consist of fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual consolidated financial statements and for review of certain quarterly financial statements. Audit fees for 2014 consist of fees billed by Ernst &Young LLP for professional services rendered for the audit of our annual consolidated financial statements for 2014, for review of certain 2014 quarterly financial statements and for the audit of DVS opening balance sheet.
(2)	Audit-related fees consist of fees billed for review and testing of DVS purchase accounting.
(3)	For 2014, all other fees were mainly for review of our convertible senior notes offering and acquisition of DVS on February 4, 2014 and February 13, 2014, respectively.

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

All of the services of Ernst & Young LLP for 2014 described above were pre-approved by the audit committee. All of the services of PricewaterhouseCoopers LLP for 2015 described above were pre-approved by the audit committee.

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

FLUIDIGM CORPORATION

Dated: April 27, 2016	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gajus V. Worthington Gajus V. Worthington	President and Chief Executive Officer (Principal Executive Officer); Director	April 27, 2016

/s/ Vikram Jog Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2016

* Samuel D. Colella	Chairman of the Board of Directors	April 27, 2016

* Gerhard F. Burbach	Director	April 27, 2016

* Evan Jones	Director	April 27, 2016

* Patrick S. Jones	Director	April 27, 2016

* John A. Young	Director	April 27, 2016

* By:	/s/ Vikram Jog
Vikram Jog, as attorney in fact

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form

31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith