Form 10-Q
period 2016-03-31
FLUIDIGM CORP
filed 2016-05-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2016, there were 28,897,109 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	March 31, 2016	December 31, 2015
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$42,854	$29,117
Short-term investments	52,365	65,855
Accounts receivable (net of allowances of $294 at March 31, 2016 and $103 at December 31, 2015)	19,643	25,457
Inventories	19,570	17,924
Prepaid expenses and other current assets	3,372	5,742
Total current assets	137,804	144,095
Long-term investments	—	6,493
Property and equipment, net	15,370	15,258
Other non-current assets	8,907	9,048
Developed technology, net	88,246	91,048
Goodwill	104,108	104,108
Total assets	$354,435	$370,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,439	$6,094
Accrued compensation and related benefits	5,420	3,553
Other accrued liabilities	11,560	11,015
Deferred revenue, current portion	9,101	9,419
Total current liabilities	30,520	30,081
Convertible notes, net	194,742	194,673
Deferred tax liability, net	22,496	23,595
Deferred revenue, net of current portion	5,256	4,398
Other non-current liabilities	2,444	2,402
Total liabilities	255,458	255,149
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2016 and December 31, 2015; 28,896 and 28,844 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	29	29
Additional paid-in capital	483,208	479,508
Accumulated other comprehensive loss	(885)	(1,144)
Accumulated deficit	(383,375)	(363,492)
Total stockholders’ equity	98,977	114,901
Total liabilities and stockholders’ equity	$354,435	$370,050
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$25,370	$23,994
Service revenue	3,544	2,652
License and grant revenue	89	83
Total revenue	29,003	26,729
Costs and expenses:
Cost of product revenue	10,787	9,893
Cost of service revenue	1,198	753
Research and development	10,412	9,990
Selling, general and administrative	25,475	20,094
Total costs and expenses	47,872	40,730
Loss from operations	(18,869)	(14,001)
Interest expense	(1,453)	(1,453)
Other expense, net	(324)	(1,120)
Loss before income taxes	(20,646)	(16,574)
Benefit from income taxes	762	643
Net loss	$(19,884)	$(15,931)
Net loss per share, basic and diluted	$(0.69)	$(0.56)
Shares used in computing net loss per share, basic and diluted	28,863	28,468
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(19,884)	$(15,931)
Other comprehensive (loss) income, net of tax
Unrealized gain on available-for-sale securities	$81	$55
Foreign currency translation adjustment	$178	$139
Other comprehensive loss, net of tax	259	194
Total comprehensive loss	$(19,625)	$(15,737)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(19,884)	$(15,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,565	1,338
Stock-based compensation expense	3,717	4,068
Amortization of developed technology	2,800	2,800
Other non-cash items	227	—
Changes in assets and liabilities:
Accounts receivable, net	5,532	3,096
Inventories	(1,822)	(1,321)
Prepaid expenses and other current assets	21	422
Other non-current assets	(127)	150
Accounts payable	(1,601)	(512)
Deferred revenue	505	1,294
Other current liabilities	2,332	(4,328)
Other non-current liabilities	(1,057)	(876)
Net cash used in operating activities	(7,792)	(9,800)
Investing activities
Purchases of investments	(8,514)	—
Proceeds from sales and maturities of investments	28,532	11,100
Proceeds from sale of investment in Verinata	2,330	—
Purchase of intangible assets	—	(120)
Purchases of property and equipment	(1,144)	(909)
Net cash provided by investing activities	21,204	10,071
Financing activities
Proceeds from exercise of stock options	5	3,732
Net cash provided by financing activities	5	3,732
Effect of foreign exchange rate fluctuations on cash and cash equivalents	320	(734)
Net increase in cash and cash equivalents	13,737	3,269
Cash and cash equivalents at beginning of period	29,117	33,713
Cash and cash equivalents at end of period	$42,854	$36,982
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
We create, manufacture, and market innovative technologies and life-science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits (IFCs), assays, and reagents. Our customers include those both in research and applied markets. Research customers are predominantly academic institutions, while our applied customers include clinical laboratories, biopharmaceutical, agricultural biotechnology (Ag-Bio) companies, and contract research organizations.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes in Item 8 of Part II, "Financial Statements and Supplementary Data," for the year ended December 31, 2015 included in our Annual Report on Form 10-K.
Prior Period Reclassifications
Certain prior period amounts were reclassified to conform with the current period presentation under FASB Accounting Standards Update No. 2015-03 (ASU-2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As a result, we retroactively reclassified unamortized debt issuance costs of $1.0 million as of March 31, 2016 and December 31, 2015 from Other Non-Current Assets to a reduction of Convertible Notes, net on the condensed consolidated balance sheets. These reclassifications do not affect the condensed results of operations, retained earnings, or statement of cash flows in the current or previous interim reporting periods.
Certain prior period amounts were reclassified to conform to the current period presentation of service revenue and cost of service revenue within our condensed consolidated statement of operations. These reclassifications do not affect total revenue, total costs and expenses, loss from operations, or net loss.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Prior period amounts of revenue by geography have been reclassified to conform to the current period presentation to include license and grant revenue within our condensed consolidated statement of operations.
The prior period amount of revenue by geography for revenue generated in Japan has been reclassified to conform to the current period presentation and included in revenue generated in Asia-Pacific. This reclassification does not affect total revenue, loss from operations, or net loss.
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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options, restricted stock units and restricted stock awards	4,911	3,940
Convertible notes	3,598	3,598
Total	8,509	7,538
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(72)	$(1,072)	$(1,144)
Other comprehensive income	81	178	259
Balance at March 31, 2016	$9	$(894)	$(885)
Investment, at cost
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata), a privately-held company, for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. During the third quarter of 2014, we received cash proceeds of $0.3 million from the escrow account related to the acquisition. We recorded these amounts as "Gain from sale of investment in Verinata" in the consolidated statements of operations for the year ended December 31, 2014. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million in Gain from sale of investment in Verinata in the consolidated statement of operations for the year ended December 31, 2015. In January 2016, we received the payment of $2.3 million and it was recorded in net cash provided by investing activities in the condensed consolidated statement of cash flows.
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information, and in some cases, assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction (See Note 4).
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
Recent Accounting Pronouncements
With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2016 that are of significance or potential significance to us.

In May 2014, the FASB issued ASU 2014-09 (ASU 2014-09) regarding ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017.  We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. In November 2015, the FASB issued ASU 2015-17 (ASU 2015-17) ASC 740, Income Taxes, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current, and an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. ASU 2015-17 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
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
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02) Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.
In March 2016, the FASB issued ASU 2016-09 (ASU 2016-09) , which simplifies several aspects of the accounting for share-based payments, including changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
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
In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million was recorded as an offset to the proceeds. The balance of unamortized debt discount and debt issuance costs of $6.5 million was included in convertible notes, net as of March 31, 2016 on the accompanying condensed consolidated balance sheet.
In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $1.5 million for the three months ended March 31, 2016 and 2015. Approximately $2.8 million of accrued interest under the Notes became due and was paid during the three months ended March 31, 2016.

4. Acquisition
On February 13, 2014 (Acquisition Date), we acquired DVS primarily to broaden our addressable single-cell biology market opportunity and complement our existing product offerings.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The measurement period for the acquisition ended on February 12, 2015. The aggregate purchase price was determined to be $199.9 million, as detailed in the table below (in thousands):

Estimated Fair Value
Cash	$126,048
Issued 1,759,007 shares of Fluidigm common stock(2)	76,805
Acquisition consideration paid at Acquisition Date	202,853
Accelerated stock compensation (1)	(6,690)
Estimated fair value of vested Fluidigm equivalent stock options (2)	4,039
Working capital adjustment	(269)
Aggregate purchase price	$199,933

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of March 31, 2016 (in thousands, except years):

	Gross fair value	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(23,800)	$88,200	10
We recognized $2.8 million in intangible asset amortization expense during the three months ended March 31, 2016 and 2015. Intangible asset amortization expense is recorded in cost of product revenue.
The $104.1 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not deductible for income tax purposes. There were no changes in goodwill between December 31, 2015 and March 31, 2016.

5. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$7,889	$6,829
Work-in-process	2,431	2,442
Finished goods	9,250	8,653
Total inventories, net	$19,570	$17,924

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment and software	$5,275	$5,048
Laboratory and manufacturing equipment	22,270	21,783
Leasehold improvements	6,552	5,875
Office furniture and fixtures	1,634	1,584
	35,731	34,290
Less accumulated depreciation and amortization	(20,810)	(19,618)
Construction-in-progress	449	586
Property and equipment, net	$15,370	$15,258
Intangible Assets

The total intangible assets, which include developed technology, net as a result of the DVS acquisition and other intangible assets included in Other non-current assets, was $95.8 million as of March 31, 2016. The estimated future amortization expense of intangible assets as of March 31, 2016 is as follows (in thousands):

Amount
2016 (remainder of the year)	$9,305
2017	12,391
2018	12,326
2019	12,234
2020	12,234
Thereafter	37,340
$95,830

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	March 31, 2016				December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$20,900			$20,900	$11,228	$—	$—	$11,228
U.S. government and agency securities		56,840		56,840	—	72,348	—	72,348
Total assets measured at fair value	$20,900	$56,840	$—	$77,740	$11,228	$72,348	$—	$83,576
There were no transfers in and out of Level I and Level II fair value measurement categories during the three months ended March 31, 2016 and 2015, and there were no changes in the valuation techniques used.
The following is a summary of investments at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$52,356	$12	$(3)	$52,365

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities	$72,420	$—	$(72)	$72,348

The contractual maturity dates of $4.4 million of the U.S. government and agency securities are within 90 days from March 31, 2016. The contractual maturity dates of $52.4 million of our investments are within one year from March 31, 2016.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three months ended March 31, 2016 and 2015. None of these investments have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the Notes is based on a market approach. The estimated fair value was approximately $112.7 million (par value $201.3 million) as of March 31, 2016 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

The following is a summary of our cash and cash equivalents (in thousands):

	March 31, 2016	December 31, 2015
Cash	$17,480	$17,889
U.S. government and agency securities	4,474	—
Money market funds	20,900	11,228
Cash and cash equivalents	$42,854	$29,117

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. Commitments and Contingencies

Operating Leases
We have entered into various long-term non-cancelable operating leases for equipment and facilities.
On April 9, 2013, we entered into an amendment (the April 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Headquarters Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The April 2013 Amendment provided for an expansion of the premises covered under the Headquarters Lease, effective April 1, 2014; an extension of the term to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The April 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, of which we used $0.5 million and the remaining $0.2 million was used to offset base rent obligations in the quarter ended September 30, 2015. An additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Headquarters Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $6.4 million as of March 31, 2016.
On June 4, 2014, we entered into an additional amendment to the Headquarters Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Headquarters Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Headquarters Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.9 million as of March 31, 2016.
On September 15, 2014, we entered into an additional amendment to the Headquarters Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Headquarters Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.3 million as of March 31, 2016.
On December 8, 2015, we entered into an additional amendment to the Headquarters Lease (the December 2015 Amendment), which provides for an expansion of the premises covered under the Headquarters Lease by approximately 24,039 square feet, with a commencement date of April 1, 2016, payment of base rent with rent escalation, and an increase in our share of certain operating expenses during the term of the Headquarters Lease. The December 2015 Amendment also provided for an allowance of up to approximately $0.4 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $3.8 million as of March 31, 2016.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore) accepted an offer of tenancy (the Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Amendment). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014, and the site qualification was completed in August 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Amendment), and terminated the June 2014 Singapore Amendment as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $4.2 million as of March 31, 2016.
On August 18, 2015, we, Fluidigm Canada Inc., our wholly-owned subsidiary (Fluidigm Canada), and Rodick Equities, Inc. entered into a lease dated as of August 17, 2015 (the New Canada Lease), relating to the lease of approximately 41,145 square feet of office, laboratory, and warehouse space at a facility in Markham, Ontario, Canada. Pursuant to the terms of the New

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Canada Lease, Fluidigm Canada was in possession of the new space commencing on or about August 27, 2015, and rental obligations thereunder commenced on April 1, 2016 for a term of 10 years. The New Canada Lease provides for an allowance for tenant improvements, an option to renew the Lease for an additional five years, and a right of first offer on certain additional space in the Building.
In connection with our acquisition of DVS, we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada. (See Note 4 to our condensed consolidated financial statements for additional information). The Sunnyvale lease will terminate in July 2016. The Markham lease terminated on April 30, 2016. The total future minimum payments under the Sunnyvale and Markham leases were approximately $76,000 as of March 31, 2016.
In March 2016, the Company and ARE-NC Region No. 5, LLC, a Delaware limited liability company, entered into a lease (the North Carolina Lease), relating to the lease of approximately 12,824 square feet of office, laboratory, and manufacturing space at a facility in Durham, North Carolina.  Pursuant to the terms of the North Carolina Lease, we took possession of the facility commencing in March 2016, and rental obligations thereunder will commence in September 2016, for a term of 60 months from October 1, 2016. The North Carolina Lease provides for an allowance for tenant improvements, an option for an additional tenant improvement allowance with additional rent payments above the minimum lease payments, and two options to renew the Lease for an additional three years each.  The total future minimum lease payments for the facility, which will be paid through September 30, 2021, are approximately $1.4 million as of March 31, 2016.
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

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three months ended March 31, 2016 and 2015, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$1,076	$1,178
Warranty accrual (charges), net	(20)	(114)
Ending balance	$1,056	$1,064

Indemnifications
From time to time, we have entered into indemnification provisions under certain of our agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, we may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, we have entered into indemnification agreements with our officers, directors, and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of March 31, 2016, we had no accrued liabilities for these indemnification provisions.
Contingencies
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

8. Stock-Based Compensation
During the three months ended March 31, 2016 and 2015, we granted certain employees options to purchase 520,000 and 276,000 shares of common stock, respectively. The options granted during the three months ended March 31, 2016 had exercise prices ranging from $5.78 to $7.44 and a total grant date fair value of $3.7 million. The options granted during the three months ended March 31, 2015 had exercise prices ranging from $38.53 to $44.20 and a total grant date fair value of $5.5 million.
During the three months ended March 31, 2016 and 2015, we granted certain employees 679,000 and 349,000 restricted stock units, respectively. The restricted stock units granted during the three months ended March 31, 2016 had fair market values ranging from $5.70 to $7.44 and a total grant date fair value of $4.8 million. The restricted stock units granted during the three months ended March 31, 2015 had fair markets values ranging from $37.45 to $44.20 and a total grant date fair value of $14.3 million.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $3.7 million and $4.1 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had $10.7 million and $20.2 million of unrecognized stock-based compensation costs related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.3 years and 2.9 years, respectively.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of March 31, 2016, we had $0.2 million of unrecognized stock-based compensation costs related to the assumed stock options, which are expected to be recognized over a remaining weighted average period of 1.1 years.

9. Income Taxes
The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. We recorded a tax benefit of $0.8 million and $0.6 million for the three months ended March 31, 2016 and 2015, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations.

10. Information about Geographic Areas
We operate in one reporting segment, which is the development, manufacturing, and commercialization of life science analytical and preparatory systems consisting of instruments and consumables for academic institutions, clinical laboratories, biopharmaceutical, Ag-Bio companies and contract research organizations in growth markets, such as single-cell biology and production genomics.
The following table presents our total revenue by geography of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$13,174	$13,794
Europe	9,325	6,916
Asia-Pacific	6,008	5,205
Other	496	814
Total	$29,003	$26,729
No individual customer represented more than 10% of our revenues for the three months ended March 31, 2016 and 2015.
China represents 11% or $3.3 million and 6% or $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
In this Form 10-Q, “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.
Overview
We create, manufacture, and market innovative technologies and life-science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents. Our customers include those both in research and applied markets. Research customers are predominantly academic institutions, while our applied customers include clinical laboratories, biopharmaceutical, agricultural biotechnology (Ag-Bio) companies, and contract research organizations (CRO's).
Single-cell analysis is a rapidly-growing field that we believe has the potential to revolutionize basic discovery in biology and lead to new and better ways to diagnose and treat disease. We pioneered a field that is now known as single-cell genomics and, through our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) in February 2014, we expanded into the field of single-cell proteomics. Our single-cell biology platform empowers our customers to analyze a large number of individual cells using simplified workflows with increased speed and accuracy at reduced costs. Our products also enable customers to apply the knowledge of biology in industrial or other applied settings that typically utilize low quantity and/or quality samples in high-throughput repeat testing applications.
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

Our total revenue was $114.7 million in 2015, and for the three months ended March 31, 2016, our total revenue was $29.0 million. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2016, our accumulated deficit was $383.4 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2016 and 2015, and as a percentage of total revenue for the respective periods ($ in thousands):

	Three Months Ended
	March 31,
	2016		2015
Revenue:
Total revenue	$29,003	100%	$26,729	100%
Costs and expenses:
Cost of product revenue	10,787	37	9,893	37
Cost of service revenue	1,198	4	753	3
Research and development	10,412	36	9,990	37
Selling, general and administrative	25,475	88	20,094	75
Total costs and expenses	47,872	165	40,730	152
Loss from operations	(18,869)	(65)	(14,001)	(52)
Interest expense	(1,453)	(5)	(1,453)	(6)
Other expense, net	(324)	(1)	(1,120)	(4)
Loss before income taxes	(20,646)	(71)	(16,574)	(62)
Benefit from income taxes	762	2	643	2
Net loss	$(19,884)	(69)%	$(15,931)	(60)%

Revenue
We generate revenue primarily from sales of our products and services, license agreements, and government grants. Our product revenue consists of sales of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We have entered into license agreements and have received government grants to conduct research and development activities.The following table presents our revenue by source for each period presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Instruments	$13,814	$13,168
Consumables	11,556	10,826
Product revenue	25,370	23,994
Service revenue	3,544	2,652
License and grant revenue	89	83
Total revenue	$29,003	$26,729
The following table presents our total revenue by geography and as a percentage of total revenue, respectively, by geography of our customers for each period presented ($ in thousands):

	Three Months Ended March 31,
	2016		2015
United States	$13,174	45%	$13,794	52%
Europe	9,325	32	6,916	26
Asia-Pacific	6,008	21	5,205	19
Other	496	2	814	3
Total	$29,003	100%	$26,729	100%
Total revenue from our five largest customers comprised 16% and 11% of our total revenue in the three months ended March 31, 2016 and 2015, respectively.
China represented 11% or $3.3 million and 6% or $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015
Total Revenue
Total revenue increased by $2.3 million, or 9%, to $29.0 million for the three months ended March 31, 2016, compared to $26.7 million for the three months ended March 31, 2015.
Product Revenue
Product revenue increased by $1.4 million, or 6%, to $25.4 million for the three months ended March 31, 2016, compared to $24.0 million for the three months ended March 31, 2015. Our Research customers consist predominantly of academic centers. Total product revenue from Research customers was $15.7 million, up approximately 3% or $0.5 million year-over-year, driven by higher instrument sales. Our Applied customers include clinical laboratories, Ag-Bio, biopharmaceutical, and contract research organizations. Total product revenue from Applied customers was $9.7 million, up approximately 10% or $0.8 million year-over-year, driven by higher consumables sales.
Instrument revenue increased by $0.6 million, or 5%, to $13.8 million. The change was primarily driven by an increase in unit sales of Helios systems, which have higher selling prices relative to our core genomics systems, compared to unit sales of Helios/CyTOF 2 systems in the corresponding period in 2015, contributions from other products launched in 2015, including Juno and Polaris, and increases in average selling prices, offset primarily by decreases in unit sales of core genomics preparatory systems, which include C1 and Access Array systems, and to a lesser extent, by decreases in unit sales of core genomics analytical systems, which include Biomark HD and EP1 systems.

Consumables revenue increased by $0.7 million, or 7%, to $11.6 million, primarily due to increases in unit sales of genomics analytical IFCs from production genomics applications, and increases in sales of proteomics consumables, partially offset by decreases in unit sales of genomics preparatory IFCs.
Annualized IFC pull-through for our genomics analytical systems was within our historical range of $25,000 to $35,000 per system per year. In the first quarter of 2016, annualized IFC pull-through for our genomics preparatory systems was below our historical range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was slightly above our historical range of $50,000 to $70,000 per system. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
We expect total unit sales of both instruments and consumables to increase over time as we continue our efforts to grow our customer base, expand our geographic market coverage, and launch new products. However, we expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Service Revenue
Service revenue increased by $0.9 million, or 34%, to $3.5 million for the three months ended March 31, 2016, compared to $2.7 million for the three months ended March 31, 2015, primarily due to increased sales of post-warranty service contracts. Service revenue for the three months ended March 31, 2015, which was previously reflected in instrument revenue, has been reclassified to conform to the current period presentation.
License Revenue
License revenue was $0.1 million during the three months ended March 31, 2016 and 2015, and was generated in the United States.
Cost of Product and Service Revenue
The following table presents our cost of product and service revenue and product and service margins for each period presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of product revenue	$10,787	$9,893
Product margin	58%	59%
Cost of service revenue	1,198	753
Service margin	66%	72%
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
Cost of product revenue increased by $0.9 million, or 9%, to $10.8 million for the three months ended March 31, 2016 from $9.9 million for the three months ended March 31, 2015. Overall cost of product revenue as a percentage of related revenue was 42% and 41% for the three months ended March 31, 2016 and 2015, respectively. Product margin declined by one percentage point compared to the corresponding period in 2015, primarily due to the impact of lower manufacturing capacity utilization for instruments, and, to a lesser extent, to higher IFC inventory reserves related to product transition and to increased distribution costs. This was partially offset by higher instrument selling prices.

Cost of service revenue increased by $0.4 million, or 59%, to $1.2 million for the three months ended March 31, 2016 from $0.8 million for the three months ended March 31, 2015. Overall cost of service revenue as a percentage of related revenue was 34% and 28% for the three months ended March 31, 2016 and 2015, respectively. The service margins decreased 6 percentage points during the three months ended March 31, 2016 compared to the corresponding period in 2015 mainly due to higher labor, travel and material costs associated with service contracts and increased headcount. Cost of service revenue for prior periods, which were previously recorded in cost of product revenue within our condensed consolidated statement of operations, have been reclassified to conform with the current period presentation.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$10,412	$9,990
Selling, general and administrative	25,475	20,094
Total	$35,887	$30,084
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
Research and development expense increased $0.4 million, or 4%, to $10.4 million for the three months ended March 31, 2016, compared to $10.0 million for the three months ended March 31, 2015, primarily due to an increase in headcount and compensation-related costs of $0.6 million offset by reduced outside services costs of $0.2 million.
We believe that our continued investment in research and development is essential to our long-term competitive position and that these expenses may increase in future periods.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense for the three months ended March 31, 2016 increased $5.4 million, or 27%, to $25.5 million, compared to $20.1 million for the three months ended March 31, 2015. This increase was primarily driven by continued investments in our global commercial infrastructure, including higher headcount and compensation-related costs of $3.2 million, increased legal expenses of $1.2 million and other outside services costs of $0.3 million, increased facilities expenses of $0.2 million, increased recruiting expenses of $0.3 million, and increased marketing and tradeshow expenses of $0.1 million.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.

Interest Expense and Other Income (Expense), Net
The following table presents these items for each period presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense	$(1,453)	$(1,453)
Other expense, net	(324)	(1,120)
Total	$(1,777)	$(2,573)
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
Interest expense was $1.5 million during the three months ended March 31, 2016 and 2015.
Other expense, net decreased by $0.8 million for the three months ended March 31, 2016, compared to $1.1 million for the three months ended March 31, 2015, primarily due to the decrease in foreign exchange losses resulting mainly from favorable changes in the Euro exchange rate relative to the U.S. dollar during the three months ended March 31, 2016.
Benefit from Income Taxes
We recorded a tax benefit of $0.8 million for the three months ended March 31, 2016 and 2015. The tax benefit for both periods was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision from our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2016, our principal sources of liquidity consisted of $42.9 million of cash and cash equivalents and $52.4 million of investments. As of March 31, 2016, our working capital excluding deferred revenue totaled $116.4 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flow summary
Net cash used in operating activities	$(7,792)	$(9,800)
Net cash provided by investing activities	21,204	10,071
Net cash provided by financing activities	5	3,732
Net increase in cash and cash equivalents	13,737	3,269
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
Net cash used in operating activities for the three months ended March 31, 2016 was $7.8 million, and consisted of net loss of $19.9 million, less non-cash adjustments of $8.3 million, and net change in assets and liabilities of $3.8 million. Non-cash items primarily included stock-based compensation expense of $3.7 million, amortization of developed technology of $2.8 m illion, depreciation and amortization of $1.6 million, and $0.2 million in other non-cash adjustments. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable of $5.5 million due to increased cash collections which caused days sales outstanding to decrease from 75 days as of December 31, 2015 to 61 days as March 31, 2016, offset by an increase in inventory of $1.8 million.
Net cash used in operating activities for the three months ended March 31, 2015, was $9.8 million, and consisted of net loss of $15.9 million, less non-cash adjustments of $8.2 million, plus net change in assets and liabilities of $2.1 million. Non-cash items primarily included stock-based compensation expense of $4.1 million, amortization of developed technology of $2.8 million, and depreciation and amortization of $1.3 million. The net change in assets and liabilities was primarily driven by a net decrease in liabilities and accounts payable of $5.7 million, and increased inventory balances of $1.3 million, partially offset by a decrease in accounts receivable of $3.1 million, prepaid and other assets of $0.4 million, and an increase in deferred revenue of $1.3 million.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term and long-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, and computer equipment and software to support our expanding infrastructure and work force. We expect to continue to expand our manufacturing capability and throughput, including improvements in manufacturing productivity, and expect to incur additional costs for capital expenditures related to these efforts in future periods. In addition, we expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our growth.
Net cash provided by investing activities was $21.2 million during the three months ended March 31, 2016. Net cash provided by investing activities primarily consisted of $28.5 million of proceeds from sales and maturities of investments, proceeds from the gain of investment in Verinata (described below), partially offset by purchases of investments of $8.5 million, and capital expenditures of $1.1 million.
Gain from Sale of Investment in Verinata
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million from the sale of investment in Verinata in the accompanying consolidated statement of operations for the year ended December 31, 2015. In January 2016, we received the $2.3 million payment.
Net cash provided by investing activities was $10.1 million during the three months ended March 31, 2015. Net cash provided by investing activities primarily consisted of $11.1 million of proceeds from sales and maturities of investments, partially offset by capital expenditures of $0.9 million and a purchase of intangible assets of $0.1 million primarily to support growth in our employee base worldwide and our growth in manufacturing operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities consists of proceeds received in connection with the exercise of options for our common stock.
Net cash provided by financing activities was $5 thousand and $3.7 million during the three months ended March 31, 2016 and March 31, 2015, respectively, and consists of proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At March 31, 2016, our working capital excluding deferred revenue was $116.4 million, including cash, cash equivalents, and short-term investments of $95.2 million.
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
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
Contractual Obligations and Commitments
Our operating lease obligations relate to a lease for our current headquarters and leases for manufacturing, warehousing and office space for our foreign subsidiaries. In March 2016, we entered into a lease for office space in Durham, North Carolina. Please see Note 7 to the financial statements for a description of our lease obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2016 and 2015, we experienced foreign currency losses of $0.5 million and $1.3 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity
We had cash and cash equivalents of $42.9 million at March 31, 2016. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $52.4 million in investments at March 31, 2016 held primarily in U.S. government and agency securities. The contractual maturity dates of $52.4 million of our U.S. government and agency securities are within one year from March 31, 2016. The contractual maturity dates of our remaining U.S. government and agency securities are less than eighteen months from March 31, 2016. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012 and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend resumed in 2015 and 2016, and we expect it to continue. Additionally, for the quarters ended March 31, 2016, March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarter ended September 30, 2015, and for the year ended December 31, 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

Our systems utilize novel and complex technology and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. For example, we have recently experienced a performance issue with respect to certain IFCs used in our C1 systems due to the presence of more than one cell in an IFC chamber. We have announced the release of one redesigned IFC and are currently working to redesign other impacted IFCs. Although we have announced our current expectation that the additional redesigned IFCs will be available later in of 2016 and early 2017, we may experience unexpected delays or product development challenges that could affect the timing or our ability to release redesigned IFCs that adequately address these performance issues.

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

We manufacture all of our genomics analytical and preparatory instruments and integrated fluidic circuits, or IFCs, for commercial sale at our facility in Singapore, our proteomics analytical instruments for commercial sale at our facility in Canada, and our assays and reagents for commercial sale at our facility in South San Francisco. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business. We are in the final stages of relocating our manufacturing facility for Helios/

CyTOF 2 and other proteomics products in Canada, which could result in delays or disruptions in manufacturing and which could have an adverse effect on our revenues or operating results. We generate a substantial portion of our revenue internationally and are subject to various risks relating to such international activities, which could adversely affect our sales and operating performance. In addition, any disruption or delay in the shipping or off-loading of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

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

During the three months ended March 31, 2016 and 2015, approximately 55% and 48%, respectively, of our total revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, a majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2016 and for the years ended December 31, 2015 and 2014, we experienced foreign currency losses of $0.5 million, $1.6 million and $1.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $19.9 million, $53.3 million, and $52.8 million during the three months ended March 31, 2016 and for the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016, we had an accumulated deficit of $383.4 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

As of March 31, 2016, we had approximately $199.9 million of goodwill and net intangible assets, net of amortization, of approximately $104.1 million and $95.8 million, respectively. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

From time to time, we engage in discussions regarding possible commercial, licensing and cross-licensing agreements with third parties. There can be no assurance that these discussions will lead to the execution of commercial license or cross-license agreements or that such agreements will be on terms that are favorable to us. If these discussions are successful, we could be obligated to pay license fees and royalties.  If these discussions do not lead to the execution of mutually acceptable agreements, one or more of the parties involved in such discussions could resort to litigation to protect or enforce its patents and proprietary rights or determine the scope, coverage and validity of the proprietary rights of others. In addition, if we enter into cross-licensing agreements, there is no assurance that we will be able to effectively compete against others who are licensed under our patents.

Our customers have also been sued for various claims of intellectual property infringement in the past, and we expect that our customers will be involved in additional litigation in the future. In particular, our customers may become subject to lawsuits claiming that their use of our products infringes third-party patent rights, and we could become subject to claims that we contributed to or induced our customer’s infringement. In addition, our agreements with some of our suppliers, distributors, customers, and other entities with whom we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2016, we had 28,895,723 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 69.4% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

None.

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

FLUIDIGM CORPORATION

Dated: May 9, 2016	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
President and Chief Executive Officer

Dated: May 9, 2016	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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