Form 10-Q
period 2016-06-30
FLUIDIGM CORP
filed 2016-08-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2016, there were 29,036,525 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	June 30, 2016	December 31, 2015
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,898	$29,117
Short-term investments	50,512	65,855
Accounts receivable (net of allowances of $508 at June 30, 2016 and $103 at December 31, 2015)	18,885	25,457
Inventories	18,180	17,924
Prepaid expenses and other current assets	3,569	5,742
Total current assets	127,044	144,095
Long-term investments	—	6,493
Property and equipment, net	16,816	15,258
Other non-current assets	8,621	9,048
Developed technology, net	85,445	91,048
Goodwill	104,108	104,108
Total assets	$342,034	$370,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,830	$6,094
Accrued compensation and related benefits	3,335	3,553
Other accrued liabilities	14,122	11,015
Deferred revenue, current portion	9,028	9,419
Total current liabilities	32,315	30,081
Convertible notes, net	194,811	194,673
Deferred tax liability, net	21,606	23,595
Deferred revenue, net of current portion	5,243	4,398
Other non-current liabilities	3,795	2,402
Total liabilities	257,770	255,149
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2016 and December 31, 2015; 29,037 and 28,844 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	29	29
Additional paid-in capital	487,086	479,508
Accumulated other comprehensive loss	(858)	(1,144)
Accumulated deficit	(401,993)	(363,492)
Total stockholders’ equity	84,264	114,901
Total liabilities and stockholders’ equity	$342,034	$370,050
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$24,733	$25,654	$50,103	$49,648
Service revenue	3,389	2,904	6,933	5,556
License and grant revenue	46	60	135	143
Total revenue	28,168	28,618	57,171	55,347
Costs and expenses:
Cost of product revenue	11,239	11,156	22,026	21,049
Cost of service revenue	1,248	809	2,446	1,562
Research and development	9,978	10,090	20,390	20,080
Selling, general and administrative	23,845	21,222	49,320	41,316
Total costs and expenses	46,310	43,277	94,182	84,007
Loss from operations	(18,142)	(14,659)	(37,011)	(28,660)
Interest expense	(1,453)	(1,451)	(2,906)	(2,904)
Other (expense) income, net	(44)	608	(368)	(512)
Loss before income taxes	(19,639)	(15,502)	(40,285)	(32,076)
Benefit from income taxes	1,022	266	1,784	909
Net loss	$(18,617)	$(15,236)	$(38,501)	$(31,167)
Net loss per share, basic and diluted	$(0.64)	$(0.53)	$(1.33)	$(1.09)
Shares used in computing net loss per share, basic and diluted	28,944	28,803	28,904	28,636
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(18,617)	$(15,236)	$(38,501)	$(31,167)
Other comprehensive income (loss), net of tax
Unrealized gain on securities	$23	$20	$104	$75
Foreign currency translation adjustment	$4	$(117)	$182	$22
Other comprehensive income (loss), net of tax	27	(97)	286	97
Total comprehensive loss	$(18,590)	$(15,333)	$(38,215)	$(31,070)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(38,501)	$(31,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,245	2,779
Stock-based compensation expense	7,447	8,706
Amortization of developed technology	5,600	5,600
Other non-cash items	554	230
Changes in assets and liabilities:
Accounts receivable, net	6,011	843
Inventories	(860)	(3,147)
Prepaid expenses and other current assets	(171)	(584)
Other non-current assets	(133)	(163)
Accounts payable	(980)	451
Deferred revenue	416	1,285
Other current liabilities	2,824	(999)
Other non-current liabilities	(598)	(1,463)
Net cash used in operating activities	(15,146)	(17,629)
Investing activities
Purchases of investments	(34,559)	(33,731)
Proceeds from sales and maturities of investments	56,387	39,376
Proceeds from sale of investment in Verinata	2,330	—
Purchase of intangible assets	—	(120)
Purchases of property and equipment	(2,662)	(2,310)
Net cash provided by investing activities	21,496	3,215
Financing activities
Proceeds from exercise of stock options, net of taxes paid	134	5,128
Net cash provided by financing activities	134	5,128
Effect of foreign exchange rate fluctuations on cash and cash equivalents	297	(682)
Net increase in cash and cash equivalents	6,781	(9,968)
Cash and cash equivalents at beginning of period	29,117	33,713
Cash and cash equivalents at end of period	$35,898	$23,745
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Prior Period Reclassifications
Prior period amounts, which do not affect total revenue, total costs and expenses, loss from operations or net loss, were reclassified to conform to the current period presentation as follows:

•	unamortized debt issuance costs of $1.0 million as of December 31, 2015 from other non-current assets to a reduction of Convertible Notes, net on the condensed consolidated balance sheets;

•	service revenue and cost of service revenue are excluded from total product revenue and total cost of product revenue, as previously reported;

•	revenue by geography includes license and grant revenue; and

•	revenue by geography generated in Japan is included in revenue generated in Asia-Pacific.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options, restricted stock units and performance awards	4,835	3,814	4,835	3,814
Convertible notes	3,598	3,598	3,598	3,598
Total	8,433	7,412	8,433	7,412
Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Securities	Foreign Currency Translation Adjustment	Other Comprehensive Loss
Balance at December 31, 2015	$(72)	$(1,072)	$(1,144)
Other comprehensive income	81	178	259
Balance at March 31, 2016	$9	$(894)	$(885)
Other comprehensive income	23	4	27
Balance at June 30, 2016	$32	$(890)	$(858)
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
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information, and in some cases, assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple-element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction (See Note 4).
Long-lived Assets, including Goodwill
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Recent Accounting Pronouncements
With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) and Accounting Standards Codifications (ASC) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2016 that are of significance or potential significance to us.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to FASB ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 and ASU 2016-12 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017.  We are currently evaluating the accounting, transition, and disclosure requirements of these standards. We cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued ASU-2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We applied this guidance in ASU 2015-03 in our financial statements commencing in the first quarter of 2016.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In November 2015, the FASB issued ASU 2015-17 ASC 740, Income Taxes, Balance Sheet Classification of Deferred Taxes, effective for annual periods beginning after December 15, 2016. The amendments in this update require that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current, and an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. We currently are evaluating the adoption of the provisions of ASU 2015-17 and cannot currently estimate the financial statement impact of adoption.
In February 2016, the FASB issued ASU 2016-02 Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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
In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million was recorded as an offset to the proceeds. The balance of unamortized debt discount and debt issuance costs of $6.5 million was included in convertible notes, net as of June 30, 2016 on the accompanying condensed consolidated balance sheet.
In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2016, respectively. Interest expense related to the Notes was $1.5 million and $2.9 million for the three and six months ended June 30, 2015, respectively. Approximately $2.8 million of accrued interest under the Notes became due and was paid during the six months ended June 30, 2016.

4. Acquisition
On February 13, 2014 (Acquisition Date), we acquired DVS primarily to broaden our addressable single-cell biology market opportunity and complement our existing product offerings.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The measurement period for the acquisition ended on February 12, 2015. The final aggregate purchase price was determined to be $199.9 million, as detailed in the table below (in thousands):

Purchase Consideration
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

(2)
In conjunction with the acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock and converted, as of the Acquisition Date, the unvested stock options outstanding under the DVS stock option plan into unvested stock options to purchase approximately 143,000 shares of Fluidigm common stock and the unvested DVS restricted stock into approximately 186,000 shares of restricted Fluidigm common stock, retaining the original vesting schedules. The fair value of all converted share-based awards was $14.6 million, of which $4.0 million was attributed to the pre-combination service period and was included in the calculation of the purchase price. The remaining fair value was recognized over the awards’ remaining vesting periods subsequent to the acquisition. The fair value of the Fluidigm equivalent share-based awards as of the Acquisition Date was estimated using the Black-Scholes valuation model.
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
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of June 30, 2016 (in thousands, except years:

	Gross fair value	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(26,600)	$85,400	10
We recognized $2.8 million and $5.6 million in intangible assets amortization expense during the three and six months ended June 30, 2016, respectively, and $2.8 million and $5.6 million during the three and six months ended June 30, 2015, respectively. Intangible asset amortization expense is recorded in cost of product revenue.
The $104.1 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not deductible for income tax purposes. There were no changes in goodwill between December 31, 2015 and June 30, 2016.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$7,759	$6,829
Work-in-process	2,144	2,442
Finished goods	8,277	8,653
Total inventories, net	$18,180	$17,924
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment and software	$5,354	$5,048
Laboratory and manufacturing equipment	23,110	21,783
Leasehold improvements	7,591	5,875
Office furniture and fixtures	1,724	1,584
	37,779	34,290
Less accumulated depreciation and amortization	(21,893)	(19,618)
Construction-in-progress	930	586
Property and equipment, net	$16,816	$15,258
Intangible Assets

The total intangible assets, which include developed technology, net as a result of the DVS acquisition and other intangible assets included in other non-current assets, was $92.7 million as of June 30, 2016. The estimated future amortization expense of intangible assets as of June 30, 2016 is as follows (in thousands):

Amount
2016 (remainder of the year)	$6,203
2017	12,391
2018	12,326
2019	12,235
2020	12,234
Thereafter	37,310
$92,699

6. Fair Value of Financial Instruments
As a basis for determining fair value for our financial instruments, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level I: observable inputs such as quoted prices in active markets;
Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and
Level III: unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.

Our Level I financial instruments include money market funds because they are valued using quoted market prices. Our Level II financial instruments include U.S. government and agency securities because their value is based on valuations using

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

significant inputs derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs of these models include recently executed transaction prices in securities of the issuer or comparable issuers and yield curves.

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	June 30, 2016				December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money market funds	$11,507			$11,507	$11,228	$—	$—	$11,228
U.S. government and agency securities		59,261		59,261	—	72,348	—	72,348
Total assets measured at fair value	$11,507	$59,261	$—	$70,768	$11,228	$72,348	$—	$83,576
There were no transfers in and out of Level I and Level II fair value measurement categories during the six months ended June 30, 2016 and 2015, and there were no changes in the valuation techniques used.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities - cash equivalents	$8,748	$1	—	$8,749
U.S. government and agency securities - short-term investments	50,481	31	—	50,512
Total	$59,229	$32	$—	$59,261

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government and agency securities - short-term investments	$72,420	$—	$(72)	$72,348

The contractual maturity dates of $8.7 million of the U.S. government and agency securities are within 90 days from June 30, 2016. The contractual maturity dates of $50.5 million of our investments are within one year from June 30, 2016.
We hold available-for-sale securities. Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the six months ended June 30, 2016 and 2015. None of these securities have been in a continuous loss position for more than 12 months. Our conclusion that these losses are not “other-than-temporary” is based on the high credit quality of the securities, their short remaining maturity periods, and our intent and ability to hold such securities until the date of recovery of their respective market values or maturity.
The estimated fair value of the Notes is based on a market approach. The estimated fair value was approximately $114.7 million (par value $201.3 million) as of June 30, 2016 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of our cash and cash equivalents (in thousands):

	June 30, 2016	December 31, 2015
Cash	$15,642	$17,889
U.S. government and agency securities	8,749	—
Money market funds	11,507	11,228
Cash and cash equivalents	$35,898	$29,117

7. Commitments and Contingencies

Operating Leases
We have entered into various long-term non-cancelable operating leases for equipment and facilities.
On April 9, 2013, we entered into an amendment (the April 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Headquarters Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The April 2013 Amendment provided for an expansion of the premises covered under the Headquarters Lease, effective April 1, 2014; an extension of the term to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The April 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, of which we used $0.5 million and the remaining $0.2 million was used to offset base rent obligations in the quarter ended September 30, 2015. An additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Headquarters Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $6.0 million as of June 30, 2016.
On June 4, 2014, we entered into an additional amendment to the Headquarters Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Headquarters Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Headquarters Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.8 million as of June 30, 2016.
On September 15, 2014, we entered into an additional amendment to the Headquarters Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Headquarters Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.2 million as of June 30, 2016.
On December 8, 2015, we entered into an additional amendment to the Headquarters Lease (the December 2015 Amendment), which provides for an expansion of the premises covered under the Headquarters Lease by approximately 24,039 square feet, with a commencement date of April 1, 2016, payment of base rent with rent escalation, and an increase in our share of certain operating expenses during the term of the Headquarters Lease. The December 2015 Amendment also provided for an allowance of up to approximately $0.4 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $3.7 million as of June 30, 2016.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore) accepted an offer of tenancy (the Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

on the same terms as the Singapore Lease (the June 2014 Amendment). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014, and the site qualification was completed in August 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Amendment), and terminated the June 2014 Singapore Amendment as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $3.9 million as of June 30, 2016.
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
In connection with our acquisition of DVS, we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada. (See Note 4 to our condensed consolidated financial statements for additional information). The Sunnyvale lease will terminate in July 2016. The Markham lease terminated on April 30, 2016. The total future minimum payments under the Sunnyvale lease are approximately $65,000 as of June 30, 2016.
In March 2016, the Company and ARE-NC Region No. 5, LLC, a Delaware limited liability company, entered into a lease (the North Carolina Lease), relating to the lease of approximately 12,824 square feet of office, laboratory, and manufacturing space at a facility in Durham, North Carolina.  Pursuant to the terms of the North Carolina Lease, we took possession of the facility commencing in March 2016, and rental obligations thereunder will commence in September 2016, for a term of 60 months from October 1, 2016. The North Carolina Lease provides for an allowance for tenant improvements, an option for an additional tenant improvement allowance with additional rent payments above the minimum lease payments, and two options to renew the Lease for an additional three years each.  The total future minimum lease payments for the facility, which will be paid through September 30, 2021, are approximately $1.4 million as of June 30, 2016.
We have entered into several license and patent agreements. Under these agreements, we pay annual license maintenance fees, nonrefundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. We do not expect the license payments to be material in any particular year.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and six months ended June 30, 2016 and 2015, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,056	$1,064	$1,076	$1,178
Warranty charges, net	(10)	(12)	(30)	(126)
Ending balance	$1,046	$1,052	$1,046	$1,052

Indemnifications
From time to time, we have entered into indemnification provisions under certain of our agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, we may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, we have entered into indemnification agreements with our officers, directors, and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

any action or proceeding. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of June 30, 2016, we had no accrued liabilities for these indemnification provisions.
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

8. Stock-Based Compensation
During the three and six months ended June 30, 2016, we granted certain employees options to purchase 80,097 and 415,689 shares of common stock, respectively. The options granted during the three months ended June 30, 2016 had exercise prices ranging from $8.98 to $10.49 and a total grant date fair value of $0.8 million. The options granted during the six months ended June 30, 2016 had exercise prices ranging from $5.78 to $10.49 and a total grant date fair value of $3.1 million.
During the three and six months ended June 30, 2016, we granted certain employees 116,302 and 721,694 restricted stock units, respectively. The restricted stock units granted during the three months ended June 30, 2016 had fair market values ranging from $8.98 to $10.49 and a total grant date fair value of $1.1 million. The restricted stock units granted during the six months ended June 30, 2016 had fair markets values ranging from $5.70 to $10.49 and a total grant date fair value of $5.4 million.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $3.7 million and $4.6 million during the three months ended June 30, 2016 and 2015, respectively. We recognized stock-based compensation expense of $7.4 million and $8.7 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had $8.7 million and $18.0 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.1 years and 2.7 years, respectively.
In March 2016, we granted 184,050 and 73,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”) to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. The performance awards granted during the six months ended June 30, 2016 had fair market values ranging from $3.02 to $7.10 per share and a total grant date fair value of $1.1 million. The Company recognizes stock-based compensation expense over the vesting period of the performance awards.  We did not recognize any expense related to these performance awards for the three and six months ended June 30, 2016.
In conjunction with the DVS acquisition, we assumed all outstanding DVS stock options and unvested shares of restricted stock (See Note 4). As of June 30, 2016, we had $0.1 million of unrecognized stock-based compensation costs related to the assumed stock options, which are expected to be recognized over a remaining weighted average period of 1.0 years.

9. Income Taxes
The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. We recorded a tax benefit of $1.0 million and $1.8 million for the three and six months ended June 30, 2016, respectively, which was primarily attributable to the amortization of our acquisition related deferred tax liability, partially offset by tax provision and discrete items from our foreign operations. We recorded a tax benefit of $0.3 million and $0.9 million for the three and six months ended June 30, 2015, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations.

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
The following table presents our total revenue by geography of our customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$13,839	$14,279	$27,013	$28,073
Europe	8,461	9,013	17,786	15,928
Asia-Pacific	3,983	3,717	9,991	8,923
Other	1,885	1,609	2,381	2,423
Total	$28,168	$28,618	$57,171	$55,347
No individual customer represented more than 10% of our revenues for the three and six months ended June 30, 2016 and 2015.
Revenue from sales to customers in China represented 10% or $2.8 million and 11% or $6.1 million for the three and six months ended June 30, 2016, respectively, and did not exceed 10% for the three and six months ended June 30, 2015, respectively.

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
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our proteomics analytical instruments are manufactured at our facility in Canada. We also manufacture IFCs, assays, and reagents for research and development at our facilities in South San Francisco, California.

Our total revenue was $114.7 million in 2015, and for the six months ended June 30, 2016, our total revenue was $57.2 million. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2016, our accumulated deficit was $402.0 million.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and six months ended June 30, 2016 and 2015, and as a percentage of total revenue for the respective periods ($ in thousands):

	Three Months Ended				Six months ended
	June 30,				June 30,
	2016		2015		2016		2015
Revenue:
Total revenue	$28,168	100%	$28,618	100%	$57,171	100%	$55,347	100%
Costs and expenses:
Cost of product revenue	11,239	40	11,156	39	22,026	39	21,049	38
Cost of service revenue	1,248	4	809	3	2,446	4	1,562	3
Research and development	9,978	35	10,090	35	20,390	36	20,080	36
Selling, general and administrative	23,845	85	21,222	74	49,320	86	41,316	75
Total costs and expenses	46,310	164	43,277	151	94,182	165	84,007	152
Loss from operations	(18,142)	(64)	(14,659)	(51)	(37,011)	(65)	(28,660)	(52)
Interest expense	(1,453)	(5)	(1,451)	(5)	(2,906)	(5)	(2,904)	(5)
Other expense, net	(44)	—	608	2	(368)	—	(512)	(1)
Loss before income taxes	(19,639)	(69)	(15,502)	(54)	(40,285)	(70)	(32,076)	(58)
Benefit from income taxes	1,022	3	266	1	1,784	3	909	2
Net loss	$(18,617)	(66)%	$(15,236)	(53)%	$(38,501)	(67)%	$(31,167)	(56)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Instruments	$13,195	$14,532	$27,009	$27,700
Consumables	11,538	11,122	23,094	21,948
Product revenue	24,733	25,654	50,103	49,648
Service revenue	3,389	2,904	6,933	5,556
License and grant revenue	46	60	135	143
Total revenue	$28,168	$28,618	$57,171	$55,347
The following table presents our total revenue by geography and as a percentage of total revenue, respectively, by geography of our customers for each period presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
United States	$13,839	49%	$14,279	50%	$27,013	47%	$28,073	51%
Europe	8,461	30	9,013	31	17,786	31	15,928	29
Asia-Pacific	3,983	14	3,717	13	9,991	18	8,923	16
Other	1,885	7	1,609	6	2,381	4	2,423	4
Total	$28,168	100%	$28,618	100%	$57,171	100%	$55,347	100%
Total revenue from our five largest customers comprised 16% of our total revenue in both the three and six months ended June 30, 2016 and 18% and 15% of our total revenue in the three and six months ended June 30, 2015, respectively.
Revenue from sales to China represented 10% or $2.8 million and 11% or $6.1 million for the three and six months ended June 30, 2016, respectively, and did not exceed 10% for the three and six months ended June 30, 2015.

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015
Total Revenue
Total revenue decreased by $0.5 million, or 2%, to $28.2 million for the three months ended June 30, 2016, compared to $28.6 million for the three months ended June 30, 2015.
Product Revenue
Product revenue decreased by $0.9 million, or 4%, to $24.7 million for the three months ended June 30, 2016, compared to $25.7 million for the three months ended June 30, 2015. Total product revenue from Research customers decreased by $2.4 million, or 13%, to $15.5 million primarily driven by lower C1 instrument revenue. Total product revenue from Applied customers increased by $1.5 million or 19% to $9.3 million driven by higher proteomics and genomics analytical instrument revenue.
Instrument revenue decreased by $1.3 million, or 9%, to $13.2 million. The decrease was primarily driven by decreased unit sales of core genomic preparatory systems and lower average selling prices. The decrease was partially offset by an increase in unit sales of our BioMark HD and contributions from Juno.

Consumables revenue increased by $0.4 million, or 4%, to $11.5 million, primarily due to increases in unit sales of genomics analytical IFCs and increases in sales of proteomics reagents, partially offset by decreases in unit sales of genomics preparatory IFCs.

Annualized IFC pull-through for our genomics analytical systems was within our historical range of $25,000 to $35,000 per system per year. Annualized IFC pull-through for our genomics preparatory systems was below our historical range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was within our historical range of $50,000 to $70,000 per system per year. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Service Revenue
Service revenue increased by $0.5 million, or 17%, to $3.4 million for the three months ended June 30, 2016, compared to $2.9 million for the three months ended June 30, 2015, primarily due to increased sales of post-warranty service contracts as our installed base continues to grow. Service revenue for the three months ended June 30, 2015, which was previously reflected in instrument revenue, has been reclassified to conform to the current period presentation.
License Revenue
License revenue during the three months ended June 30, 2016 and 2015, was generated in the United States.
Cost of Product and Service Revenue
The following table presents our cost of product and service revenue and product and service margins for each period presented ($ in thousands):

	Three Months Ended June 30,
	2016	2015
Cost of product revenue	$11,239	$11,156
Product margin	55%	57%
Cost of service revenue	1,248	809
Service margin	63%	72%
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
Cost of product revenue was $11.2 million for both the three months ended June 30, 2016 and June 30, 2015. Overall cost of product revenue as a percentage of related revenue was 45% and 43% for the three months ended June 30, 2016 and 2015, respectively. Product margin declined by two percentage points compared to the corresponding period in 2015, primarily due to generally lower instrument selling prices, and to a lesser extent, lower selling prices for IFCs used in sample preparatory systems.
Cost of service revenue increased by $0.4 million, or 54%, to $1.2 million for the three months ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015. Overall cost of service revenue as a percentage of related revenue was 37% and 28% for the three months ended June 30, 2016 and 2015, respectively. The service margins decreased nine percentage points during the three months ended June 30, 2016 compared to the corresponding period in 2015 mainly due to higher labor, travel and material costs associated with the increase in post-warranty service contracts. Cost of service revenue for prior periods, which was previously recorded in cost of product revenue within our condensed consolidated statement of operations, has been reclassified to conform to the current period presentation.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended June 30,
	2016	2015
Research and development	$9,978	$10,090
Selling, general and administrative	23,845	21,222
Total	$33,823	$31,312
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
Research and development expense decreased $0.1 million, or 1%, to $10.0 million for the three months ended June 30, 2016, compared to $10.1 million for the three months ended June 30, 2015, primarily due to a decrease in product materials and supplies.
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
Selling, general and administrative expense for the three months ended June 30, 2016 increased $2.6 million, or 12%, to $23.8 million, compared to $21.2 million for the three months ended June 30, 2015. This increase was primarily driven by continued investments in our global commercial infrastructure, including higher headcount and compensation-related costs.
We expect selling, general and administrative expense to increase in future periods as we continue to grow our sales, technical support, marketing, and administrative headcount, support increased product sales, broaden our customer base, and incur additional costs to support our expanding global footprint and the overall growth in our business.
Interest Expense and Other Income (Expense), Net
The following table presents these items for each period presented (in thousands):

	Three Months Ended June 30,
	2016	2015
Interest expense	$(1,453)	$(1,451)
Other (expense) income, net	(44)	608
Total	$(1,497)	$(843)
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
Interest expense was $1.5 million during the three months ended June 30, 2016 and 2015.

Other expense increased by $0.7 million for the three months ended June 30, 2016, compared to other income of $0.6 million for the three months ended June 30, 2015, primarily due to the negative effects of foreign exchange rate changes during the three months ended June 30, 2016.
Benefit from Income Taxes
We recorded a tax benefit of $1.0 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. The tax benefit for both periods was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and discrete items from our foreign operations.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015
Total Revenue
Total revenue increased by $1.8 million, or 3%, to $57.2 million for the six months ended June 30, 2016, compared to $55.3 million for the six months ended June 30, 2015.
Product Revenue
Product revenue increased by $0.5 million, or 1%, to $50.1 million for the six months ended June 30, 2016, compared to $49.6 million for the six months ended June 30, 2015. Total product revenue from Research customers decreased by $1.9 million or 6% to $31.2 million driven by lower instrument sales. Total product revenue from Applied customers increased by $2.3 million or 14% to $18.9 million, driven by higher consumables and instrument sales.
Instrument revenue decreased by $0.7 million, or 2%, to $27.0 million. The decrease was primarily driven by decreases in unit sales of core genomics preparatory systems, which include C1 and Access Array, a decrease in unit sales of our EP1 systems and lower selling prices. The decrease was partially offset by increases in unit sales of Biomark HD and Helios systems, which have higher selling prices relative to our core genomics systems, and contributions from products launched in 2015, including Juno and Polaris.

Consumables revenue increased by $1.1 million, or 5%, to $23.1 million, primarily due to increases in unit sales of genomics analytical IFCs and proteomics consumables. The increases were partially offset by a decrease in unit sales of genomics preparatory IFCs .
Service Revenue
Service revenue increased by $1.4 million, or 25%, to $6.9 million for the six months ended June 30, 2016, compared to $5.6 million for the six months ended June 30, 2015, primarily due to increased sales of post-warranty service contracts as our installed base continues to grow. Service revenue for the six months ended June 30, 2015, which was previously reflected in instrument revenue, has been reclassified to conform to the current period presentation.
License Revenue
License revenue was $0.1 million during the six months ended June 30, 2016 and 2015, and was generated in the United States.

Cost of Product and Service Revenue
The following table presents our cost of product and service revenue and product and service margins for each period presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Cost of product revenue	$22,026	$21,049
Product margin	56%	58%
Cost of service revenue	2,446	1,562
Service margin	65%	72%
Cost of product revenue increased by $1.0 million, or 5%, to $22.0 million for the six months ended June 30, 2016 from $21.0 million for the six months ended June 30, 2015. Overall cost of product revenue as a percentage of related revenue was 44% and 42% for the six months ended June 30, 2016 and 2015, respectively. Product margin declined by two percentage points compared to the corresponding period in 2015, primarily due to higher instrument manufacturing costs driven by overall lower volume of production, and lower selling prices for IFCs used in sample preparatory systems and generally lower selling prices for instruments.
Cost of service revenue increased by $0.9 million, or 57%, to $2.4 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015. Overall cost of service revenue as a percentage of related revenue was 35% and 28% for the six months ended June 30, 2016 and 2015, respectively. Service margins decreased seven percentage points during the six months ended June 30, 2016 compared to the corresponding period in 2015 mainly due to higher labor, travel and material costs associated with the increase in post-warranty service contracts. Cost of service revenue for prior periods, which was previously recorded in cost of product revenue within our condensed consolidated statement of operations, has been reclassified to conform to the current period presentation.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Research and development	$20,390	$20,080
Selling, general and administrative	49,320	41,316
Total	$69,710	$61,396
Research and Development
Research and development expense increased $0.3 million, or 2%, to $20.4 million for the six months ended June 30, 2016, compared to $20.1 million for the six months ended June 30, 2015, primarily due to an increase in headcount and compensation-related costs of $0.7 million, offset by reduced product materials and supplies of $0.3 million and reduced outside services costs of $0.2 million.
Selling, General and Administrative
Selling, general and administrative expense for the six months ended June 30, 2016 increased $8.0 million, or 19%, to $49.3 million, compared to $41.3 million for the six months ended June 30, 2015. This increase was primarily driven by continued investments in our global commercial infrastructure, including higher headcount and compensation-related costs of $6.3 million, increased legal fees and other related costs of $0.8 million, increased bad debt expense of $0.5 million, and increased travel expenses of $0.4 million.

Interest Expense and Other Income (Expense), Net
The following table presents these items for each period presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Interest expense	$(2,906)	$(2,904)
Other expense, net	(368)	(512)
Total	$(3,274)	$(3,416)
Interest expense was $2.9 million during the six months ended June 30, 2016 and 2015.
Other expense, net decreased by $0.1 million for the six months ended June 30, 2016, compared to $0.5 million for the six months ended June 30, 2015, primarily due to the net favorable effects of foreign exchange rate changes.
Benefit from Income Taxes
We recorded a tax benefit of $1.8 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. The tax benefit for both periods was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision from our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2016, our principal sources of liquidity consisted of $35.9 million of cash and cash equivalents and $50.5 million of investments. As of June 30, 2016, our working capital excluding deferred revenue totaled $103.8 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flow summary
Net cash used in operating activities	$(15,146)	$(17,629)
Net cash provided by investing activities	21,496	3,215
Net cash provided by financing activities	134	5,128
Net increase (decrease) in cash and cash equivalents	6,781	(9,968)
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
Net cash used in operating activities for the six months ended June 30, 2016 was $15.1 million, and consisted of net loss of $38.5 million, less non-cash adjustments of $16.8 million, less net change in assets and liabilities of $6.5 million. Non-cash items primarily included stock-based compensation expense of $7.4 million, amortization of developed technology of $5.6 million, depreciation and amortization of $3.2 million, and $0.6 million in other non-cash adjustments. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable of $6 million due to increased cash collections which caused days sales outstanding to decrease from 75 days as of December 31, 2015 to 60 days as June 30, 2016, offset by an increase in inventory of 0.9 million.
Net cash used in operating activities for the six months ended June 30, 2015, was $17.6 million, and consisted of net loss of $31.2 million, less non-cash adjustments of $17.3 million, plus net change in assets and liabilities of $3.8 million. Non-cash items primarily included stock-based compensation expense of $8.7 million, amortization of developed technology of $5.6 million, and depreciation and amortization of $2.8 million. The net change in assets and liabilities was primarily driven by a net decrease in liabilities and accounts payable of $2.0 million, and increased inventory balances of $3.1 million, partially offset by a decrease in accounts receivable of $0.8 million, prepaid and other assets of $0.6 million, and an increase in deferred revenue of $1.3 million.
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
Net cash provided by investing activities was $21.5 million during the six months ended June 30, 2016. Net cash provided by investing activities primarily consisted of $56.4 million of proceeds from sales and maturities of investments, proceeds from the gain of investment in Verinata (described below), partially offset by purchases of investments of $34.6 million, and capital expenditures of $2.7 million.
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
Net cash provided by investing activities was $3.2 million during the six months ended June 30, 2015. Net cash provided by investing activities primarily consisted of $39.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $33.7 million and purchases of capital expenditures of $2.3 million and intangible assets of $0.1 million primarily to support growth in our employee base worldwide and our growth in manufacturing operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities consists of proceeds received in connection with the exercise of options for our common stock.
Net cash provided by financing activities was $0.1 million and $5.1 million during the six months ended June 30, 2016 and June 30, 2015, respectively, and consists of proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At June 30, 2016, our working capital excluding deferred revenue was $103.8 million, including cash, cash equivalents, and short-term investments of $86.4 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2016 and 2015, we experienced foreign currency losses of $0.9 million and $0.7 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $35.9 million at June 30, 2016. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $50.5 million in investments at June 30, 2016, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from June 30, 2016. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012 and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend resumed in 2015 and 2016, and we expect it to continue. Additionally, for the quarters ended March 31, 2016 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarters ended June 30, 2016, September 30, 2015, and for the year ended December 31, 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc. (now part of Thermo Fisher Scientific, Inc.), Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc., Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. In addition, we have recently experienced increased competition in the single-cell biology market, including new product releases from Becton, Dickinson and Company, 10X Genomics, Inc. and WaferGen Bio-systems, Inc., as well as an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc.

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

Our systems utilize novel and complex technology and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. For example, we have recently experienced a performance issue with respect to certain IFCs used in our C1 systems due to the presence of more than one cell in an IFC chamber. We have announced the release of one redesigned IFC and are currently working to redesign other impacted IFCs. Although we have announced our current expectation that the additional redesigned IFCs will be available later in 2016, we may experience unexpected delays or product development challenges that could affect the timing or our ability to release redesigned IFCs that adequately address these performance issues.

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

During the six months ended June 30, 2016 and the years ended 2015 and 2014, approximately 49%, 52% and 49%, respectively, of our total revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the European Union and the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2016 and for the years ended December 31, 2015 and 2014, we experienced foreign currency losses of $0.6 million, $1.6 million and $1.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $38.5 million, $53.3 million, and $52.8 million during the six months ended June 30, 2016 and for the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016, we had an accumulated deficit of $402.0 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth, and we expect these expenses will increase in future periods. We also expect that our selling, general, and administrative expenses will continue to increase due to the additional operational costs associated with the growth of our business. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

As of June 30, 2016, we had goodwill and intangible assets, net of amortization, of approximately $104.1 million and $85.4 million, respectively. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

Our performance is substantially dependent on the performance of our senior management, particularly Gajus V. Worthington, our chief executive officer. Additionally, to expand our research and product development efforts, we need key scientists skilled in areas such as molecular and cellular biology, assay development, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

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

We intend to seek similar regulatory clearance or approval for our products in countries outside of the United States. Sales of our products outside the United States will be subject to foreign regulatory requirements, which vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we will need to comply with the Medical Device Directive 93/42 EEC, which is required to market medical devices in the European Union. We received certification under ISO 13485:2003, which includes requirements for the implementation of a quality management system for the design and manufacturing of medical devices and is the European Quality Standard applicable to medical device manufacturers, and under ISO 9001:2008, which specifies requirements for a quality management system to demonstrate the ability to consistently provide products that meet customer and applicable statutory and regulatory requirements. Compliance with these certification standards could take significant time and expense and may increase our costs or divert resources away from other projects. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

The global credit and financial markets have in recent years experienced volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. Political uncertainty and general concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life science, Ag-Bio, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.

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

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. Although no claims against us are currently pending, we have in the past received notices from third parties alleging potential disclosures of confidential information. We may become subject to claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, a third party competitor initiated litigation against a newly hired Fluidigm employee alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to the third party. Although we are not currently a party to this litigation, we cannot provide assurances that the third party will not bring claims against Fluidigm with respect to this employee or other employees that we have hired or may hire who were previously associated with the third party. If we fail in defending such claims, in addition to paying monetary damages or the potential for injunctive relief against us, in some instances we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of June 30, 2016, we had 29,036,525 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 69.9% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Offer Letter to Jennifer Lee, dated March 30, 2016	8-K	10.1	5/23/2016

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: August 8, 2016	By:	/s/ Gajus V. Worthington
Gajus V. Worthington
Chief Executive Officer

Dated: August 8, 2016	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Offer Letter to Jennifer Lee, dated March 30, 2016	8-K	10.1	5/23/2016

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document	Filed herewith

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