Form 10-Q
period 2016-09-30
FLUIDIGM CORP
filed 2016-11-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 28, 2016, there were 29,118,140 shares of the Registrant’s common stock outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	September 30, 2016	December 31, 2015
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$32,306	$29,117
Short-term investments	38,941	65,855
Accounts receivable (net of allowances of $528 at September 30, 2016 and $103 at December 31, 2015)	12,835	25,457
Inventories	20,838	17,924
Prepaid expenses and other current assets	3,167	5,742
Total current assets	108,087	144,095
Long-term investments	—	6,493
Property and equipment, net	17,305	15,258
Other non-current assets	8,278	9,048
Developed technology, net	82,643	91,048
Goodwill	104,108	104,108
Total assets	$320,421	$370,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,871	$6,094
Accrued compensation and related benefits	2,972	3,553
Other accrued liabilities	10,348	11,015
Deferred revenue, current	9,724	9,419
Total current liabilities	27,915	30,081
Convertible notes, net	194,881	194,673
Deferred tax liability, net	21,035	23,595
Deferred revenue, non-current	4,628	4,398
Other non-current liabilities	3,990	2,402
Total liabilities	252,449	255,149
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2016 and December 31, 2015; 29,118 and 28,844 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	29	29
Additional paid-in capital	490,635	479,508
Accumulated other comprehensive loss	(911)	(1,144)
Accumulated deficit	(421,781)	(363,492)
Total stockholders’ equity	67,972	114,901
Total liabilities and stockholders’ equity	$320,421	$370,050
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$17,992	$25,101	$68,095	$74,749
Service revenue	4,152	3,487	11,085	9,043
License and grant revenue	47	55	182	198
Total revenue	22,191	28,643	79,362	83,990
Costs and expenses:
Cost of product revenue	9,071	10,463	31,097	31,512
Cost of service revenue	1,228	967	3,673	2,529
Research and development	9,252	9,444	29,642	29,524
Selling, general and administrative	21,123	19,558	70,444	60,874
Gain on escrow settlement	—	(3,986)	—	(3,986)
Total costs and expenses	40,674	36,446	134,856	120,453
Loss from operations	(18,483)	(7,803)	(55,494)	(36,463)
Interest expense	(1,454)	(1,451)	(4,361)	(4,355)
Other expense, net	(161)	(377)	(527)	(889)
Loss before income taxes	(20,098)	(9,631)	(60,382)	(41,707)
Benefit from income taxes	309	362	2,093	1,271
Net loss	$(19,789)	$(9,269)	$(58,289)	$(40,436)
Net loss per share, basic and diluted	$(0.68)	$(0.32)	$(2.01)	$(1.41)
Shares used in computing net loss per share, basic and diluted	29,069	28,758	28,959	28,677
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(19,789)	$(9,269)	$(58,289)	$(40,436)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities	$(12)	$11	$92	$86
Foreign currency translation adjustment	(41)	(108)	141	(86)
Other comprehensive (loss) income, net of tax	(53)	(97)	233	—
Total comprehensive loss	$(19,842)	$(9,366)	$(58,056)	$(40,436)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(58,289)	$(40,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,972	4,030
Stock-based compensation expense	11,033	12,850
Amortization of developed technology	8,400	8,400
Gain from escrow settlement	—	(3,986)
Other non-cash items	592	223
Changes in assets and liabilities:
Accounts receivable, net	12,073	(3,571)
Inventories	(4,136)	(4,568)
Prepaid expenses and other current assets	236	(728)
Other non-current assets	(84)	(116)
Accounts payable	(1,443)	702
Deferred revenue	515	2,000
Other current liabilities	(1,274)	(3,441)
Other non-current liabilities	(972)	(1,688)
Net cash used in operating activities	(28,377)	(30,329)
Investing activities
Purchases of investments	(38,564)	(53,704)
Proceeds from sales and maturities of investments	71,922	77,319
Proceeds from sale of investment in Verinata	2,330	—
Purchase of intangible assets	—	(170)
Purchases of property and equipment	(4,371)	(2,545)
Net cash provided by investing activities	31,317	20,900
Financing activities
Proceeds from exercise of stock options, net of taxes paid	96	5,272
Net cash provided by financing activities	96	5,272
Effect of foreign exchange rate fluctuations on cash and cash equivalents	153	(739)
Net increase (decrease) in cash and cash equivalents	3,189	(4,896)
Cash and cash equivalents at beginning of period	29,117	33,713
Cash and cash equivalents at end of period	$32,306	$28,817
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
We create, manufacture, and market innovative technologies and life-science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics and proteomics analysis techniques, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits (IFCs), assays, and reagents. Our customers include those both in research and applied markets. Research customers are predominantly academic institutions, while our applied customers include clinical research laboratories, biopharmaceutical, agricultural biotechnology (Ag-Bio) companies, and contract research organizations.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Prior Period Reclassifications
Prior period amounts, which do not affect total revenue, total costs and expenses, loss from operations or net loss, were reclassified to conform to the current period presentation as follows:

•	unamortized debt issuance costs of $1.0 million as of December 31, 2015 from other non-current assets to a reduction of Convertible Notes, net on the condensed consolidated balance sheets;

•	service revenue and cost of service revenue are excluded from total product revenue and total cost of product revenue, as previously reported;

•	revenue by geographic area includes license and grant revenue; and

•	revenue by geographic area generated in Japan is included in revenue generated in Asia-Pacific.

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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options, restricted stock units and performance awards	4,947	3,839	4,947	3,839
Convertible notes	3,598	3,598	3,598	3,598
Total	8,545	7,437	8,545	7,437
Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2016 are summarized as follows (in thousands):

	Net Unrealized Gain (Loss) on Securities	Foreign Currency Translation Adjustment	Other Comprehensive Loss
Balance at December 31, 2015	$(72)	$(1,072)	$(1,144)
Other comprehensive income	81	178	259
Balance at March 31, 2016	$9	$(894)	$(885)
Other comprehensive income	23	4	27
Balance at June 30, 2016	$32	$(890)	$(858)
Other comprehensive income (loss)	(12)	(41)	(53)
Balance at September 30, 2016	$20	$(931)	$(911)
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Recent Accounting Pronouncements
With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) and Accounting Standards Codifications (ASC) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2016 that are of significance or potential significance to us.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 and ASU 2016-12 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017.  We are currently evaluating the accounting, transition, and disclosure requirements of these standards. We cannot currently estimate the financial statement impact of adoption.
In April 2015, the FASB issued ASU-2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We applied ASU 2015-03 in our financial statements commencing in the first quarter of 2016.
In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. This accounting standard update changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, effective for annual periods beginning after December 15, 2016. The amendments in this update require that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current, and an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. We currently are evaluating the adoption of the provisions of ASU 2015-17 and cannot currently estimate the financial statement impact of adoption.
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This accounting standard update requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.
In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This accounting standard update simplifies several aspects of the accounting for share-based payments, including changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 will be effective for our fiscal year beginning January 1, 2017. We are currently evaluating the accounting and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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
In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million was recorded as an offset to the proceeds. The balance of unamortized debt discount and debt issuance costs of $6.4 million was included in convertible notes, net as of September 30, 2016 on the accompanying condensed consolidated balance sheet.
In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $1.5 million and $4.4 million for both the three and nine months ended September 30, 2016 and September 30, 2015, respectively. Approximately $5.5 million of interest under the Notes became due and was paid during the nine months ended September 30, 2016.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net Assets Acquired
The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. The following table summarizes the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Allocation of purchase price
Cash and cash equivalents	$8,405
Accounts receivable, net	7,698
Inventories	3,489
Prepaid expenses and other current assets	1,482
Property and equipment, net	1,202
Developed technology	112,000
Goodwill	104,108
Other non-current assets	88
Total assets acquired	238,472
Accounts payable	(1,114)
Accrued compensation and related benefits	(761)
Other accrued liabilities	(1,204)
Deferred revenue, current portion	(1,844)
Tax payable	(45)
Deferred tax liability	(31,942)
Deferred revenue, non-current	(1,629)
Net assets acquired	$199,933
The following table provides details of intangible assets acquired in connection with the DVS acquisition as of September 30, 2016 (in thousands, except years):

	Gross Fair Value	Accumulated Amortization	Net	Useful Life (years)
Developed technology	$112,000	$(29,400)	$82,600	10
We recognized $2.8 million and $8.4 million in intangible assets amortization expense for both the three and nine period ended September 30, 2016 and September 30, 2015, respectively. Intangible asset amortization expense is recorded in cost of product revenue.
The $104.1 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not deductible for income tax purposes. There were no changes in goodwill between December 31, 2015 and September 30, 2016.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$8,765	$6,829
Work-in-process	1,698	2,442
Finished goods	10,375	8,653
Total inventories, net	$20,838	$17,924
 Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer equipment and software	$5,527	$5,048
Laboratory and manufacturing equipment	23,718	21,783
Leasehold improvements	8,523	5,875
Office furniture and fixtures	2,122	1,584
	39,890	34,290
Less accumulated depreciation and amortization	(23,181)	(19,618)
Construction-in-progress	596	586
Property and equipment, net	$17,305	$15,258
Intangible Assets, net

The total intangible assets, which include developed technology, net as a result of the DVS acquisition and other intangible assets included in other non-current assets, was $89.6 million as of September 30, 2016. The estimated future amortization expense of intangible assets as of September 30, 2016 is as follows (in thousands):

Amount
2016 (remainder of the year)	$3,102
2017	12,390
2018	12,326
2019	12,234
2020	12,316
Thereafter	37,228
$89,596

6. Fair Value of Financial Instruments
Valuation techniques for determining fair value measurements are based on observable and unobservable inputs. As a basis for determining fair value for our financial instruments, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level I: observable inputs such as quoted prices in active markets;
Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and
Level III: unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our Level I financial instruments include money market funds because they are valued using quoted market prices. Our Level II financial instruments include U.S. government and agency securities because their value is based on valuations using significant inputs derived from or corroborated by observable market data. Depending on the security, the income and market approaches are used in the model driven valuations. Inputs of these models include recently executed transaction prices in securities of the issuer or comparable issuers and yield curves.
The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	September 30, 2016
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Assets:
Cash	$10,813	$—	$—	$10,813	$10,813	$—	$—
Available-for-sale:
Level I:
Money market funds	21,493	—	—	21,493	21,493	—	—
Level II:
U.S. government and agency securities	38,921	20	—	38,941	—	38,941	—
Total	$71,227	$20	$—	$71,247	$32,306	$38,941	$—

	December 31, 2015
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Assets:
Cash	$17,889	$—	$—	$17,889	$17,889	$—	$—
Available-for-sale:
Level I:
Money market funds	11,228	—	—	11,228	11,228	—	—
Level II:
U.S. government and agency securities	72,420	—	(72)	72,348	—	65,855	6,493
Total	$101,537	$—	$(72)	$101,465	$29,117	$65,855	$6,493

There were no transfers in and out of Level I and Level II fair value measurement categories during the nine months ended September 30, 2016 and 2015, and there were no changes in the valuation techniques used.

The contractual maturity dates of $38.9 million of our marketable debt securities are within one year from September 30, 2016.
None of our available-for-sale securities have been in a continuous loss positions for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
The estimated fair value of the Convertible Notes is based on a market approach (See Note 3). The estimated fair value was approximately $123.6 million (par value $201.3 million) as of September 30, 2016 and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. Commitments and Contingencies

Operating Leases
We have entered into various long-term non-cancelable operating leases for equipment and facilities.
On April 9, 2013, we entered into an amendment (the April 2013 Amendment) to the lease agreement dated September 14, 2010 (as amended, the Headquarters Lease) relating to the lease of office and laboratory space at our corporate headquarters located in South San Francisco, California. The April 2013 Amendment provided for an expansion of the premises covered under the Headquarters Lease, effective April 1, 2014; an extension of the term to April 30, 2020 with an option to renew for an additional five years; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The April 2013 Amendment also provided for an allowance of approximately $0.7 million for tenant improvements, of which we used $0.5 million and the remaining $0.2 million was used to offset base rent obligations in the quarter ended September 30, 2015. An additional allowance of approximately $0.5 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Headquarters Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $5.6 million as of September 30, 2016.
On June 4, 2014, we entered into an additional amendment to the Headquarters Lease (the June 2014 Amendment), which provided for an expansion of the premises covered under the Headquarters Lease by approximately 13,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The June 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements, which was fully utilized by March 31, 2015, and an additional allowance of approximately $0.1 million for tenant improvements, which, if used, will be repaid in equal monthly payments with interest at a rate of 9% per annum over the remaining term of the Headquarters Lease. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.7 million as of September 30, 2016.
On September 15, 2014, we entered into an additional amendment to the Headquarters Lease (the September 2014 Amendment), which provided for an expansion of the premises covered under the Headquarters Lease by approximately 9,000 square feet, effective October 1, 2014; payment of base rent with rent escalation; and payment of certain operating expenses during the term of the Headquarters Lease. The September 2014 Amendment also provided for an allowance of approximately $0.2 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $1.1 million as of September 30, 2016.
On December 8, 2015, we entered into an additional amendment to the Headquarters Lease (the December 2015 Amendment), which provides for an expansion of the premises covered under the Headquarters Lease by approximately 24,039 square feet, with a commencement date of April 1, 2016, payment of base rent with rent escalation, and an increase in our share of certain operating expenses during the term of the Headquarters Lease. The December 2015 Amendment also provided for an allowance of up to approximately $0.4 million for tenant improvements. The total future minimum lease payments for the additional space, which will be paid through April 2020, are approximately $3.5 million as of September 30, 2016.
On October 14, 2013, Fluidigm Singapore Pte. Ltd., our wholly-owned subsidiary (Fluidigm Singapore) accepted an offer of tenancy (the Singapore Lease) from HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust (Landlord), relating to the lease of a new facility located in Singapore. Pursuant to the terms of the Singapore Lease, Fluidigm Singapore took possession of the facility on March 3, 2014 for a term of 99 months, and the Singapore Lease and rental obligations thereunder commenced on June 3, 2014. The Singapore Lease also provides Fluidigm Singapore with an option to renew for an additional 60 months at the then prevailing market rent, and on similar terms as the existing Singapore Lease. In June 2014, Fluidigm Singapore leased additional space of approximately 2,400 square feet in the same building as the new facility on the same terms as the Singapore Lease (the June 2014 Amendment). We completed the consolidation of our Singapore manufacturing operations in the new space in July 2014, and the site qualification was completed in August 2014. In April 2015, Fluidigm Singapore leased additional space of approximately 10,000 square feet in the same building on the same terms as the Singapore Lease (the April 2015 Amendment), and terminated the June 2014 Singapore Amendment as of June 30, 2015. The total future minimum lease payments for the facility, which will be paid through June 2022, are approximately $4.0 million as of September 30, 2016.
On August 18, 2015, we, Fluidigm Canada Inc., our wholly-owned subsidiary (Fluidigm Canada), and Rodick Equities, Inc. entered into a lease dated as of August 17, 2015 (the New Canada Lease), relating to the lease of approximately 41,145 square feet of office, laboratory, and warehouse space at a facility in Markham, Ontario, Canada. Pursuant to the terms of the New

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Canada Lease, Fluidigm Canada was in possession of the new space commencing on or about August 27, 2015, and rental obligations thereunder commenced on April 1, 2016 for a term of 10 years. The New Canada Lease provides for an allowance for tenant improvements, an option to renew the Lease for an additional five years, and a right of first offer on certain additional space in the Building. The total future minimum lease payments for the facility, which will be paid through March 2026, are approximately $4.5 million as of September 30, 2016.
In connection with our acquisition of DVS, we acquired the operating leases for facilities in Sunnyvale, California and Markham, Ontario, Canada. (See Note 4). The Sunnyvale lease terminated in July 2016 and the Markham lease terminated in April 2016.
In March 2016, the Company and ARE-NC Region No. 5, LLC, a Delaware limited liability company, entered into a lease (the North Carolina Lease), relating to the lease of approximately 12,824 square feet of office and laboratory space at a facility in Durham, North Carolina. Pursuant to the terms of the North Carolina Lease, we took possession of the facility commencing in March 2016, and rental obligations thereunder will commence in September 2016, for a term of 60 months from October 1, 2016. The North Carolina Lease provides for an allowance for tenant improvements, an option for an additional tenant improvement allowance with additional rent payments above the minimum lease payments, and two options to renew the Lease for an additional three years each. The total future minimum lease payments for the facility, which will be paid through September 30, 2021, are approximately $1.4 million as of September 30, 2016.
We have entered into several license and patent agreements. Under these agreements, we pay annual license maintenance fees, nonrefundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. We do not expect the license payments to be material in any particular year.

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and nine months ended September 30, 2016 and 2015, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$1,046	$1,052	$1,076	$1,178
Warranty adjustment, net	(160)	(36)	(190)	(162)
Ending balance	$886	$1,016	$886	$1,016

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
Since October 2015, we have been incurring legal expenses in the defense of third party claims against a Company employee whom we agreed to indemnify pursuant to our standard indemnification agreement. Such third party claims (by a former employer) include allegations of misappropriation of proprietary information and breach of contract and fiduciary obligations by the employee. In October 2016, the plaintiff filed a motion for leave to amend the complaint to add the Company as a defendant in the litigation and a hearing on such motion is scheduled to occur in mid-November 2016. The case is in its early stages, and we are unable to determine whether the third party will be permitted to amend its complaint to name us, and, if the

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

complaint is amended, the ultimate outcome or estimate the range of potential losses. If the matter is not resolved prior to any amendment of the complaint to name us, we intend to defend the case vigorously.
To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of September 30, 2016, we had no accrued liabilities for these indemnification provisions.
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

8. Stock-Based Compensation
During the three and nine months ended September 30, 2016, we granted certain employees options to purchase 214,376 and 630,065 shares of common stock, respectively. The options granted during the three months ended September 30, 2016 had exercise prices ranging from $8.01 to $10.55 and a total grant date fair value of $2.0 million. The options granted during the nine months ended September 30, 2016 had exercise prices ranging from $5.78 to $10.55 and a total grant date fair value of $5.1 million.
During the three and nine months ended September 30, 2016, we granted certain employees 104,566 and 826,260 restricted stock units, respectively. The restricted stock units granted during the three months ended September 30, 2016 had fair market values ranging from $8.01 to $10.55 and a total grant date fair value of $1.0 million. The restricted stock units granted during the nine months ended September 30, 2016 had fair markets values ranging from $5.70 to $10.55 and a total grant date fair value of $6.3 million.
The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.
We recognized stock-based compensation expense of $3.6 million and $4.1 million during the three months ended September 30, 2016 and 2015, respectively. We recognized stock-based compensation expense of $11.0 million and $12.9 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had $7.6 million and $16.2 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.1 years and 2.5 years, respectively.
In March 2016, we granted 184,050 and 73,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. The performance awards granted during the nine months ended September 30, 2016 had fair market values ranging from $3.02 to $7.10 per share and a total grant date fair value of $1.1 million. The Company recognizes stock-based compensation expense over the vesting period of the performance awards. We did not recognize any expense related to these performance awards for the three and nine months ended September 30, 2016.

9. Income Taxes
The provision or benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for U.S. losses and tax assets, which we do not consider to be realizable. We recorded a tax benefit of $0.3 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, which was primarily attributable to the amortization of our acquisition related deferred tax liability, partially offset by tax provision and discrete items from our foreign operations. We recorded a tax benefit of $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and provision for uncertain tax liabilities related to our foreign operations.

10. Information about Geographic Areas
We operate in one reporting segment, which is the development, manufacturing, and commercialization of life science analytical and preparatory systems consisting of instruments and consumables for academic institutions, clinical research laboratories, biopharmaceutical, Ag-Bio companies and contract research organizations in growth markets, such as single-cell biology and production genomics.
The following table is our total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$12,518	$13,627	$39,531	$43,375
Europe	5,194	10,049	22,980	25,977
Asia-Pacific	3,625	3,534	13,616	10,750
Other	854	1,433	3,235	3,888
Total revenue	$22,191	$28,643	$79,362	$83,990
No individual customer represented more than 10% of our revenues for the three and nine months ended September 30, 2016 and 2015.
Revenue from sales to customers in China represented 10% or $2.3 million and 11% or $8.4 million for the three and nine months ended September 30, 2016, respectively, and did not exceed 10% for the three and nine months ended September 30, 2015, respectively.

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
In this Form 10-Q, “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.
Overview
We create, manufacture, and market innovative technologies and life-science tools focused on the exploration and analysis of single cells, as well as the industrial application of genomics, based upon our core microfluidics and mass cytometry technologies. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays, and reagents. Our customers include those both in research and applied markets. Research customers are predominantly academic institutions, while our applied customers include clinical research laboratories, biopharmaceutical, agricultural biotechnology (Ag-Bio) companies, and contract research organizations (CRO's).
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
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore, Canada and South San Francisco. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our proteomics analytical instruments are manufactured at our facility in Canada. We also manufacture assays and reagents for research and development at our facilities in South San Francisco, California.

Our total revenue was $114.7 million in 2015, and for the nine months ended September 30, 2016, our total revenue was $79.4 million. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2016, our accumulated deficit was $421.8 million.

In light of negative revenue growth in 2016 compared to 2015, we expect to implement efficiency and cost reduction initiatives to reduce our operating expenses, align resources with our product strategy, and manage our cash flows through the remainder of 2016 and into 2017. These initiatives may include decreasing or deferring capital expenditures and development activities, and optimizing our organization; such measures may impair our ability to invest in developing, marketing and selling new and existing products. If our cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.
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
Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
Recent Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and nine months ended September 30, 2016 and 2015, and as a percentage of total revenue for the respective periods ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Revenue:
Total revenue	$22,191	100%	$28,643	100%	$79,362	100%	$83,990	100%
Costs and expenses:
Cost of product revenue	9,071	41	10,463	37	31,097	39	31,512	38
Cost of service revenue	1,228	5	967	3	3,673	5	2,529	3
Research and development	9,252	42	9,444	33	29,642	37	29,524	35
Selling, general and administrative	21,123	95	19,558	68	70,444	89	60,874	72
Gain on escrow settlement	—	—	(3,986)	(14)	—	—	(3,986)	(5)
Total costs and expenses	40,674	183	36,446	127	134,856	170	120,453	143
Loss from operations	(18,483)	(83)	(7,803)	(27)	(55,494)	(70)	(36,463)	(43)
Interest expense	(1,454)	(6)	(1,451)	(5)	(4,361)	(5)	(4,355)	(5)
Other expense, net	(161)	(1)	(377)	(1)	(527)	(1)	(889)	(2)
Loss before income taxes	(20,098)	(90)	(9,631)	(33)	(60,382)	(76)	(41,707)	(50)
Benefit from income taxes	309	1	362	1	2,093	3	1,271	2
Net loss	$(19,789)	(89)%	$(9,269)	(32)%	$(58,289)	(73)%	$(40,436)	(48)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Instruments	$9,172	$15,057	$36,181	$42,757
Consumables	8,820	10,044	31,914	31,992
Product revenue	17,992	25,101	68,095	74,749
Service revenue	4,152	3,487	11,085	9,043
License and grant revenue	47	55	182	198
Total revenue	$22,191	$28,643	$79,362	$83,990

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for each period presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
United States	$12,518	56%	$13,627	48%	$39,531	50%	$43,375	52%
Europe	5,194	24	10,049	35	22,980	29	25,977	31
Asia-Pacific	3,625	16	3,534	12	13,616	17	10,750	13
Other	854	4	1,433	5	3,235	4	3,888	4
Total	$22,191	100%	$28,643	100%	$79,362	100%	$83,990	100%
Total revenue from our five largest customers comprised 20% and 16% of our total revenue for the three and nine months ended September 30, 2016, respectively, and 13% of our total revenue for both the three and nine months ended September 30, 2015.
Revenue from sales to China represented 10% of our total revenue, or $2.3 million, and 11% of our total revenue, or $8.4 million for the three and nine months ended September 30, 2016, respectively, and did not exceed 10% for both the three and nine months ended September 30, 2015.
Total revenue in Europe decreased $4.9 million, or 48%, to $5.2 million for the three months ended September 30, 2016 compared to the three months ended September 20, 2015. Total revenue in Europe decreased $3.0 million, or 12%, to $23.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 20, 2015. The decreases were primarily due to lower genomics instrument sales, largely driven by increased competition.

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015
Total Revenue
Total revenue decreased by $6.5 million, or 23%, to $22.2 million for the three months ended September 30, 2016 compared to $28.6 million for the three months ended September 30, 2015.
Product Revenue
Product revenue decreased by $7.1 million, or 28%, to $18.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Total product revenue from Research customers decreased by $3.6 million, or 23%, to $11.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Total product revenue from Applied customers decreased by $3.5 million, or 36%, to $6.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decreases from Research and Applied customers were mainly due to a decline in instrument sales and, to a lesser extent, a decrease in sales of IFCs.
Instrument revenue decreased by $5.9 million, or 39%, to $9.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was due to a decline in both unit sales across all instrument systems and lower average selling prices across most instrument systems, particularly for genomics instruments.
Consumables revenue decreased by $1.2 million, or 12%, to $8.8 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily attributable to a decrease in unit sales of genomics IFCs.
Annualized IFC pull-through for our genomics analytical systems was moderately below our historical range of $25,000 to $35,000 per system per year. Annualized IFC pull-through for our genomics preparatory systems was substantially below our historical range of $15,000 to $25,000 per system per year, and consumables pull-through for our proteomics analytical systems was slightly below our historical range of $50,000 to $70,000 per system per year. IFC pull-through is determined by dividing the applicable IFC revenue for a specific period by the number of genomics analytical or preparatory systems, as applicable, in our installed base at the beginning of the period. Similarly, consumables pull-through for proteomics analytical systems is determined by dividing the related consumables revenue for a specific period by the number of proteomics analytical systems in our installed base at the beginning of the period. The IFC and consumables pull-through amounts are annualized by multiplying the pull-through amounts by a ratio, the numerator of which equals 12 and the denominator of which equals the number of months in the specific period.
We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. In addition, our total revenue declined for both the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 and we cannot provide assurance concerning future revenue growth, if any.
Service Revenue
Service revenue increased by $0.7 million, or 19%, to $4.2 million for the three months ended September 30, 2016 compared to $3.5 million for the three months ended September 30, 2015, primarily due to increased sales of post-warranty service contracts and replacement instrument parts as our installed base continues to grow.
License Revenue
License revenue was $47 thousand and $55 thousand during the three months ended September 30, 2016 and 2015, respectively, and was generated in the United States.
Cost of Product and Service Revenue
The following table presents our cost of product and service revenue and product and service margins for each period presented ($ in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of product revenue	$9,071	$10,463
Product margin	50%	58%
Cost of service revenue	$1,228	$967
Service margin	70%	72%
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
Cost of product revenue decreased by $1.4 million, or 13%, to $9.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Overall cost of product revenue as a percentage of related revenue was 50% and 42% for the three months ended September 30, 2016 and 2015, respectively. Product margin declined by eight percentage points compared to the same period in 2015, predominantly due to higher acquisition-related intangible amortization costs as a percentage of product revenue, higher depreciation and amortization expenses, and, to a lesser extent, lower average selling prices for certain genomic preparatory and analytical instruments, coupled with unfavorable instrument product mix and higher product costs for genomics instruments and IFCs. The margin decline was partially offset by a favorable sales mix attributable to increased sales of certain consumables with higher product margin compared to our instruments.
Cost of service revenue increased by $0.3 million, or 27%, to $1.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Overall cost of service revenue as a percentage of related revenue was 30% and 28% for the three months ended September 30, 2016 and 2015, respectively. The service margins decreased two percentage points during the three months ended September 30, 2016 compared to the same period in 2015, mainly due to higher labor and material costs associated with the increase in post-warranty service contracts.

Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Three Months Ended September 30,
	2016	2015
Research and development	$9,252	$9,444
Selling, general and administrative	21,123	19,558
Total	$30,375	$29,002
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
Research and development expense decreased $0.2 million, or 2%, to $9.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to a decrease in product materials and supplies of $0.8 million, partially offset by an increase in headcount and compensation related costs of $0.4 million.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased $1.6 million, or 8%, to $21.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to an increase in headcount and compensation related costs of $2.2 million. The increase was partially offset by a decrease in infrastructure and facilities related costs of $0.8 million.
Interest Expense and Other Expense, Net
The following table presents these items for each period presented (in thousands):

	Three Months Ended September 30,
	2016	2015
Interest expense	$1,454	$1,451
Other expense, net	161	377
Total	$1,615	$1,828
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
Interest expense was $1.5 million for both the three months ended September 30, 2016 and 2015.
Other expense decreased by $0.2 million, to $0.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to the net effects of foreign exchange rate changes during the three months ended September 30, 2016.

Benefit from Income Taxes
We recorded a tax benefit of $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. The tax benefit for both periods was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision and discrete items from our foreign operations.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015
Total Revenue
Total revenue decreased by $4.6 million, or 6%, to $79.4 million for the nine months ended September 30, 2016 compared to $84.0 million for the nine months ended September 30, 2015.
Product Revenue
Product revenue decreased by $6.7 million, or 9%, to $68.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Total product revenue from Research customers decreased by $5.6 million, or 11%, to $43.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Total product revenue from Applied customers decreased by $1.1 million, or 4%, to $25.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decreases from Research and Applied customers were largely attributable to an overall decline in instrument sales.
Instrument revenue decreased by $6.6 million, or 15%, to $36.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily driven by a decrease in unit sales of our core genomics instruments, coupled with lower average selling prices for most instrument sales.
Consumables revenue decreased by $0.1 million to $31.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was mainly driven by a decrease in unit sales of genomics preparatory IFCs, partially offset by an increase in unit sales of genomics analytical IFCs and an increase in sales of proteomics antibodies.
Service Revenue
Service revenue increased by $2.0 million, or 23%, to $11.1 million for the nine months ended September 30, 2016 compared to $9.0 million for the nine months ended September 30, 2015, primarily due to increased sales of post-warranty service contracts and replacement instrument parts as our installed base continues to grow.
License Revenue
License revenue was $0.2 million for both the nine months ended September 30, 2016 and 2015, and was generated in the United States.

Cost of Product and Service Revenue
The following table presents our cost of product and service revenue and product and service margins for each period presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cost of product revenue	$31,097	$31,512
Product margin	54%	58%
Cost of service revenue	3,673	2,529
Service margin	67%	72%
Cost of product revenue decreased by $0.4 million, or 1%, to $31.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Overall cost of product revenue as a percentage of related revenue was 46% and 42% for the nine months ended September 30, 2016 and 2015, respectively. Product margin declined by four percentage points during the nine months ended September 30, 2016 compared to the same period in 2015, predominantly due to higher acquisition-related intangible amortization costs as a percentage of product revenue, higher depreciation and amortization expenses, and, to a lesser extent, unfavorable instrument product mix and lower average selling prices across most of our instrument sales.
Cost of service revenue increased by $1.1 million, or 45%, to $3.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Overall cost of service revenue as a percentage of related revenue was 33% and 28% for the nine months ended September 30, 2016 and 2015, respectively. Service margins decreased five percentage points during the nine months ended September 30, 2016 compared to the same period in 2015, mainly driven by higher labor and material costs associated with the increase in post-warranty service contracts.
Operating Expenses
The following table presents our operating expenses for each period presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Research and development	$29,642	$29,524
Selling, general and administrative	70,444	60,874
Total	$100,086	$90,398
Research and Development
Research and development expense increased $0.1 million to $29.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly driven by an increase in compensation related costs of $1.1 million, offset by a decrease in product materials and supplies of $1.0 million.
Selling, General and Administrative
Selling, general and administrative expense for the nine months ended September 30, 2016 increased $9.6 million, or 16%, to $70.4 million compared to the nine months ended September 30, 2015. This increase was primarily attributable to an increase in headcount and compensation related costs of $8.0 million and an increase in legal fees and outside services of $2.0 million. The increases were partially offset by a decrease in facilities related costs of $1.7 million, mainly driven by our facility expansions in 2015.

Interest Expense and Other Expense, Net
The following table presents these items for each period presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Interest expense	$4,361	$4,355
Other expense, net	527	889
Total	$4,888	$5,244
Interest expense was 4.4 million for both the nine months ended September 30, 2016 and 2015.
Other expense, net decreased by $0.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the net effects of foreign exchange rate changes.
Benefit from Income Taxes
We recorded a tax benefit of $2.1 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. The tax benefit for both periods was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by tax provision from our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2016, our principal sources of liquidity consisted of $32.3 million of cash and cash equivalents and $38.9 million of short-term investments. As of September 30, 2016, our working capital excluding deferred revenue was $89.9 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(28,377)	$(30,329)
Net cash provided by investing activities	31,317	20,900
Net cash provided by financing activities	96	5,272
Net increase (decrease) in cash and cash equivalents	3,189	(4,896)
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
Net cash used in operating activities for the nine months ended September 30, 2016 was $28.4 million, and consisted of net loss of $58.3 million, adjusted for non-cash adjustments of $25.0 million and net change in assets and liabilities of $4.9 million. Non-cash items primarily included stock-based compensation expense of $11.0 million, amortization of developed technology of $8.4 million, depreciation and amortization of $5.0 million, and $0.6 million in other non-cash adjustments. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable of $12 million due to increased cash collections, partially offset by an increase in inventory of $4.1 million, decreases in account payable of $1.4 million and liabilities of $2.2 million.

Net cash used in operating activities for the nine months ended September 30, 2015, was $30.3 million, and consisted of net loss of $40.4 million, less non-cash adjustments of $21.5 million, plus net change in assets and liabilities of $11.4 million. Non-cash items primarily included stock-based compensation expense of $12.9 million, amortization of developed technology of $8.4 million, and depreciation and amortization of $4.0 million. The net change in assets and liabilities was primarily driven by increases in inventory of $4.6 million and accounts receivable of $3.6 million, and a decrease in liabilities of $5.1 million, partially offset by an increase in deferred revenue of $2.0 million.
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
Net cash provided by investing activities was $31.3 million during the nine months ended September 30, 2016. Net cash provided by investing activities primarily consisted of $71.9 million of proceeds from sales and maturities of investments, proceeds from the gain of investment in Verinata of $2.3 million (described below), partially offset by purchases of investments of $38.6 million and capital expenditures of $4.4 million.
In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million from the sale of investment in Verinata in the accompanying consolidated statement of operations for the year ended December 31, 2015. The $2.3 million payment was subsequently received in January 2016.
Net cash provided by investing activities was $20.9 million during the nine months ended September 30, 2015. Net cash provided by investing activities primarily consisted of $77.3 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $53.7 million, capital expenditures of $2.5 million and intangible assets of $0.2 million, primarily to support growth in our employee base worldwide and our growth in manufacturing operations.
Net Cash Provided by Financing Activities
Net cash provided by financing activities consists of proceeds received in connection with the exercise of options for our common stock.
Net cash provided by financing activities was $0.1 million and $5.3 million during the nine months ended September 30, 2016 and September 30, 2015, respectively, and consists of proceeds received in connection with the exercise of options for our common stock.
Capital Resources
At September 30, 2016, our working capital excluding deferred revenue was $89.9 million, including cash, cash equivalents, and short-term investments of $71.2 million.
We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions. We currently have no material commitments or agreements relating to any such acquisitions.

In light of negative revenue growth in 2016 compared to 2015, we expect to implement efficiency and cost reduction initiatives to reduce our operating expenses, align resources with our product strategy, and manage our cash flows through the remainder of 2016 and into 2017. These initiatives may include decreasing or deferring capital expenditures and development activities, and optimizing our organization; such measures may impair our ability to invest in developing, marketing and selling new and existing products. If our cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.
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
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
Contractual Obligations and Commitments
Our operating lease obligations relate to a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 7 to the financial statements for a description of our lease obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2016 and 2015, we experienced foreign currency losses of $0.8 million and $1.2 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $32.3 million at September 30, 2016. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $38.9 million in investments at September 30, 2016, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from September 30, 2016. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012 and 2014, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend resumed in 2015 and 2016, and we expect it to continue. Additionally, for the quarters ended March 31, 2016 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarters ended September 30, 2016, June 30, 2016, September 30, 2015, and for the year ended December 31, 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these or other customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

Our systems utilize novel and complex technology and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. For example, we have experienced a performance issue with respect to certain IFCs used in our C1 systems due to the presence of more than one cell in an IFC chamber. We have announced the release of one redesigned IFC and are currently working to redesign other impacted IFCs. Although we have announced our current expectation that the additional redesigned IFCs will be available in December 2016, we may experience unexpected delays or product development challenges that could affect the timing or our ability to release redesigned IFCs that adequately address these performance issues.

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

We expect that our revenue in the foreseeable future will be derived primarily from sales of our systems and IFCs to academic institutions, clinical research laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and Ag-Bio companies worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems and IFCs. These reductions and delays may result from factors that are not within our control, such as:

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

During the nine months ended September 30, 2016 and the years ended 2015 and 2014, approximately 50%, 52% and 49%, respectively, of our total revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the nine months ended September 30, 2016 and for the years ended December 31, 2015 and 2014, we experienced foreign currency losses of $0.8 million, $1.6 million and $1.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

Our customer base is primarily composed of academic institutions, clinical research laboratories that use our technology to develop tests, and pharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications require substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $58.3 million, $53.3 million, and $52.8 million during the nine months ended September 30, 2016 and for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $421.8 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth. To the extent we are unable to invest sufficiently in these activities, our business could be harmed, for example, by reduced ability to develop, market and sell new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

As of September 30, 2016, we had goodwill and intangible assets, net of amortization, of approximately $104.1 million and $82.6 million, respectively. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles. If we are unable to recruit and retain key executives, scientists, and technical support personnel, we may be unable to achieve our goals.

Our performance is substantially dependent on the performance of our senior management, which has substantially changed over the last year, including, for example, the recent departures of our Chief Executive Officer, Gajus Worthington, and Executive Vice President, Research and Development and Marketing, Marc Unger. We have a new president and chief executive officer who started in August 2016, a new controller and principal accounting officer who started in May 2016, a new general counsel who started with us in June 2016, and other new members of our senior management team. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

Additionally, to expand our research and product development efforts, we need key scientists skilled in areas such as molecular and cellular biology, assay development, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology

We may encounter problems in our efforts to increase operational efficiencies.

We continue to seek to identify ways to reduce our operating expenses, align our resources with our product strategy, and manage our cash flows. These initiatives may include decreasing or deferring capital expenditures and development activities, and optimizing our organization. Such measures may impair our ability to invest in developing, marketing, and selling new and existing products. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

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

We have announced our plan to register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. We are currently assessing when to make an initial filing. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and most of the requirements of the FDA’s Quality System Regulations, or QSRs, we will be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

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

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. We have in the past received notices from third parties alleging potential disclosures of confidential information. We may become subject to claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, a third party competitor initiated litigation against a newly hired Fluidigm employee alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to the third party. Although we are not currently a party to this litigation, the plaintiff filed a motion for leave to amend the complaint to add us as a defendant, and a hearing on such motion is schedule to occur in November 2016. The case is in its early stages, and we are unable to determine whether the competitor will be permitted to amend its complaint to name us, and, if the complaint is amended, the ultimate outcome or estimate of the range of potential losses. If the matter is not resolved prior to any amendment of the complaint to name us, we intend to defend the case vigorously.  If we fail in defending such claims, in addition to paying monetary damages we may be subject to injunctive relief against us. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2016, we had 29,118,140 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 78.7% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1†*	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016	Filed herewith

10.2*	Employment and Severance Agreement, effective as of August 1, 2016, by and between the Company and Stephen Christopher Linthwaite	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
*	Indicates a management contract or compensatory plan.

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

FLUIDIGM CORPORATION

Dated: November 8, 2016	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: November 8, 2016	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1†*	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016	Filed herewith

10.2*	Employment and Severance Agreement, effective as of August 1, 2016, by and between the Company and Stephen Christopher Linthwaite	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
*	Indicates a management contract or compensatory plan.

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