Form 10-K
period 2016-12-31
FLUIDIGM CORP
filed 2017-03-03
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Preferred Share Purchase Rights
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $262,199,821 (based on a closing sale price of $9.03 per share as reported for the NASDAQ Global Select Market on June 30, 2016). Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 10, 2017 was 29,208,481.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders.

Fluidigm Corporation
Fiscal Year 2016
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
____________________________

“Fluidigm,” the Fluidigm logo, “Access Array,” “Biomark,” “C1,” “Callisto,” “Cell-ID,” “CyTOF,” “D3,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “FC1,” “Flex Six,” “Helios,” “High-Precision 96.96 Genotyping,” “Hyperion,” “Juno,” “Maxpar,” “MSL,” “Nanoflex” “Open App,” “Polaris,” “qdPCR 37K,” “Script Builder,” “Script Hub,” “Singular,” “SNP Trace” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
____________________________

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Fluidigm,” the “Company,” “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We create, manufacture, and market innovative technologies and tools for life sciences research. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays and reagents, to academic institutions, clinical research laboratories, and biopharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies and contract research organizations, or CROs. Our technologies and tools are directed at the analysis of deoxyribonucleic acid, or DNA, ribonucleic acid, or RNA, and proteins in a variety of different sample types, from individual cells to bulk tissue.

We were a pioneer in the application of microfluidics to enable high-throughput and highly-multiplexed polymerase chain reactions, or PCR, for genetic analysis, as well as a field known as single-cell genomics, in which the genetic composition of individual cells is assayed. In February 2014, we purchased DVS Sciences, Inc., whose mass cytometry system enables the highly-multiplexed analysis of cellular surface and intracellular proteins in both blood and tissue.

Researchers have successfully employed our products to help achieve breakthroughs in a variety of fields, including single-cell gene and protein expression, gene regulation, genetic variation, cellular function and applied genetics. These breakthroughs include using our systems to help detect life-threatening mutations in cancer cells, discover cancer associated biomarkers, analyze the genetic composition of individual stem cells and assess the quality of agricultural products, such as seeds or livestock.

Our Technology

Multi-Layer Soft Lithography

Our IFCs are manufactured using multi-layer soft lithography technology, or MSL technology, to create valves, chambers, channels and other fluidic components on our IFCs that allow nanoliter quantities of fluids to be precisely manipulated within the IFC. We have developed commercial manufacturing processes to fabricate valves, channels, vias, and chambers with dimensions in the ten to 100 micron range, at high density and with high yields.

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

Assays and Reagents

Our Delta Gene and single-nucleotide polymorphism type, or SNP Type, assay products consist of assay design and custom content delivery systems for gene expression and genotyping, respectively. These offerings provide low-cost alternatives to chemistries such as TaqMan, and allow customers to use IFCs in more flexible ways. PCR assay reagents need to be specific to the gene targets of interest but the process of designing a set of assays may delay the implementation experiments or require the use of expensive pre-designed assays. We have developed a process to provide customers with validated assays for their targets of interest.

We also manufacture metal-conjugated antibodies for use with our Helios/CyTOF 2 system to allow detection of up to approximately 37 protein targets simultaneously in a single cell. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.

Products

We market innovative technologies and life-science tools, including preparatory and analytical instruments for High Throughput Genomics, Single Cell Genomics, Mass Cytometry and consumables, including IFCs, assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
High Throughput Genomics

Preparatory Instruments:

Access Array System
A modular, flexible system that automates amplicon-based library preparation of up to 480 amplicons across 48 unique samples per processing run. The resulting barcoded libraries are ready for targeted DNA sequencing on next-generation sequencing (NGS) platforms from Illumina®, Ion Torrent®, and other suppliers.
Library preparation for targeted DNA sequencing on NGS systems.

Product	Product Description	Applications
Juno System
An integrated system that automates the preparation of amplicon-based libraries for targeted DNA next-generation sequencing, as well as the preparation of samples for genomic analysis.

Microfluidic processing automates parallel PCR-based target enrichment, barcoding, and tagging of libraries for each sample within the processing run. Multiplexing chemistry facilitates parallel amplification of up to 5000 targets from each of 48 samples, or up to 2500 targets from each of 192.

Additionally, Juno automates workflows for PCR-based gene expression and genotyping by assembling and controlling reactions at the nanoliter scale, and enabling preamplification within the IFC for the genotyping of challenging and low-concentration DNA samples.
Library preparation for targeted DNA sequencing on NGS systems. End-Point PCR, SNP Genotyping and Gene Expression

Callisto System	Integrated system with environmental control and IFC that enables long term automated cell culture and combinatorial dosing on a single device.	Stem Cell Reprogramming and Differentiation

Analytical Instruments:

Biomark HD System	Real-time PCR analytical instrument for high-throughput gene expression analysis, single-cell targeted gene expression analysis, microRNA analysis, SNP genotyping, and digital PCR.	SNP Genotyping, Digital PCR, and Gene Expression, including Single-Cell Targeted Gene Expression

EP1 System	End-point PCR analytical instrument that performs high-throughput SNP genotyping and end-point digital PCR.	SNP Genotyping and Digital PCR

Integrated Fluidic Circuits (IFCs):

Access Array IFC	IFC that facilitates parallel amplification, barcoding, and tagging of 48 unique samples and designed to enable recovery of reaction products from the IFC for sequencing.	Library preparation for targeted DNA next-generation sequencing

Juno Genotyping IFC	IFC that incorporate preamplification for genotyping of challenging and low-concentration DNA samples. Supports genotyping of up to 96 samples and 96 samples on a single run.

Dynamic Array IFCs
IFCs based on matrix architecture, allowing users to (i) individually assay up to 48 samples against up to 48 assays, (ii) individually assay up to 96 samples against up to 96 assays, or (iii) individually assay up to 192 samples against up to 24 assays.
Real-time qPCR, End-Point PCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression

Digital Array IFCs	IFCs based on partitioning architecture, allowing users to divide samples into up to 770 chambers in each of up to 48 panels for up to 36,960 reactions per IFC.	Digital PCR, Copy Number Variation and Variant Detection

Product	Product Description	Applications

Flex Six IFC	IFC that incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs.	Gene Expression and SNP Genotyping

Callisto IFC
IFC that enables combinatorial dosing and culture of live cells. It enables simultaneous incubation of 32 independent cell chambers containing 100-1000 cells per chamber. Each chamber can be dosed with up to 16 variables including transcription factors, RNA, viruses, bacteria or small molecules.
Cell reprogramming and differentiation

Assays and Reagents:

Delta Gene and SNP Type Assays
Custom designed assays for specific nucleic acid regions of interest, providing optimized assays, content, and services to users of Biomark and EP1 systems at lower cost as compared to other commercially available chemistries.
Gene Expression, Single-Cell Targeted Gene Expression, and SNP Genotyping

Access Array Target-Specific Primers and Targeted Sequencing Prep Primers	Custom designed amplicon-library preparation assays for use with Access Array IFCs on the Access Array or Juno systems.	Targeted Sequencing with Next-Generation DNA Sequencing

Targeted DNA Seq Library Assays	Custom designed amplicon-library preparation assays for use with LP IFCs on the Access Array or Juno systems.

Single Cell Genomics

Preparatory Instrument:

C1 Single-Cell System	Sample preparation system that rapidly and reliably isolates and processes individual cells for genomic analysis.
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome Sequencing, and Single-Cell Whole Genome DNA Sequencing, Single-Cell Epigenetics.

Preparatory Analytical Instruments:

Polaris System	System and IFC that incorporate cell selection, isolation, imaging, dosing, culture, and processing of single cells for downstream molecular biology preparation into a single workflow.	Functional Genomics Using Single-Cell mRNA Sequencing

Product	Product Description	Applications
C1 IFCs
IFCs that capture up to 800 cells between 5-25 microns in diameter and then automatically process the cells for a variety of genomic analysis using thermal and pneumatic controls at nanoliter scale. Includes Open App IFC that allows users to design their own custom assays on up to 96 captured single cells.

Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing, Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome DNA Sequencing, and Single-Cell Whole Genome DNA Sequencing. Additional customer and 3rd-party developed applications available through Fluidigm Script Hub

Polaris IFC
IFC that selects, captures and cultures up to 48 single-cells for 24 hours or less. It integrates media exchange, dosing and time course studies followed by cell lysis, reverse transcriptons and library preparation for single cell mRNA sequencing.
Functional Genomics of Single Cells

Mass Cytometry

Analytical Systems:

Helios/CyTOF 2 System	Mass cytometry instrument that performs high-parameter single-cell protein analysis by analyzing cells labeled with a panel of reagents conjugated to stable metal isotopes.	Single-Cell Protein Analysis

Assays and Reagents:

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

Imaging Mass Cytometer (IMC) instrument and reagents
New platform instrument that enables simultaneous measurements of more than 35 proteins in complex tissue samples, including formalin-fixed paraffin-embedded tissues, deposited on a microscope slide, with spatial resolution provided by analysis of individual one micrometer pixels. The platform consists of a laser ablation module, capable of generating non-overlapping single shot ablation plumes at a frequency of 100 Hz and higher, and Helios system. The laser ablation module is compatible with existing Helios system installations.
Research into system biology of solid tumors, such as breast cancer, pancreatic cancer, lung cancer

Laser Ablation Module
When connected to a Helios system, provides a solution for the growing need to conduct high-parameter imaging to complement existing single-cell genomics and proteomics techniques by providing spatial context.
Spatial analysis of complex tissue samples and smeared cells on slides.

Market Opportunity

The current markets for our products include genomics and proteomics, predominantly among academic life science research customers, but also in various applied markets customers, such as clinical research laboratories, biopharmaceutical companies, biorepositories and agricultural biotechnology entities.

Markets:

Genomics

One primary area of focus within life science research is genetic analysis, the study of genes and their functions. The hereditary material or nucleic acid of an organism is often referred to as its genome, the protein-encoding regions of which are commonly known as genes. Analysis of variations in genomes, genes and gene activity in and between organisms can provide valuable insight into their health and functioning. Single-cell genomics is the study of the sequence and expression of genes and their ultimate functions at the individual cell level.

There are several forms of genetic analysis in use today, including genotyping, gene expression analysis and DNA sequencing.

•
Genotyping involves the analysis of DNA variations across individual genomes. There are multiple forms of variants, including single nucleotide polymorphism, or SNPs, insertion-deletions and copy number variation. A common application of genotyping focuses on analyzing SNPs to determine whether a SNP or group of SNPs are associated with a particular genetic trait, such as propensity for a disease.

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

Gene expression and genotyping are studied through a combination of various technology platforms that characterize gene function and genetic variation. These platforms often rely on PCR, amplification to generate exponential copies of a DNA sample to provide sufficient signal to facilitate detection. Real-time quantitative PCR, or real-time qPCR, is a more advanced form of PCR that makes it possible to quantify the number of copies of DNA present in a sample.

Proteomics

Another focus within life science research is protein analysis, the study of proteins and their structures and functions. Proteins perform a vast array of functions within living organisms, including catalyzing metabolic reactions, replicating DNA, signaling response to stimuli and transporting molecules from one location to another. Protein analysis is required to profile and understand cellular function as well as the interaction in tissues and other complex microenvironments.

There are several forms of high-throughput protein analysis in use today, including mass spectrometry, traditional flow cytometry, immunohistochemistry and both suspension and imaging mass cytometry.

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

•
Immunohistochemistry is a method by which cells in a tissue section are stained with antibodies and then imaged with a conventional or fluorescent microscope. Antibodies selected to bind to proteins of interest can be conjugated with either chromogenic or fluorescent labels, allowing cellular proteins to be visualized in spatial context. Immunohistochemistry is used broadly throughout the life sciences industry, and in clinical diagnostics, to diagnose and better understand the characteristics and relationship of cancerous versus normal cells in biopsy tissue. In general, the number of simultaneously imageable proteins is less than five, with researchers only able to achieve a higher-parameter resolution using serial sections (several adjacent sections of the same tissue) or other highly laborious, more serial staining methods.

•
Suspension mass cytometry is similar to traditional flow cytometry but is based primarily on antibodies using heavy metal isotope labels rather than fluorescent labels for detection of proteins, enabling the significant expansion of the number of parameters analyzed per individual cell versus conventional flow cytometry technologies. With high-throughput, single-cell analysis capabilities and the ability to analyze more protein markers per individual cell, researchers have more granular information, which allows them to identify and characterize even finer subpopulations of cells.

•
Imaging mass cytometry is similar to immunohistochemistry, but is also based primarily on antibodies using heavy metal isotope labels rather than fluorescent or chromogenic labels for detection of proteins. This method enables a significant expansion of the number of parameters simultaneously analyzed per tissue section rather than in adjacent sections or via serial staining protocols.

Customer Types:

Academic Life Science Research. A large portion of global life science research takes place in academic settings, including universities, publicly or philanthropically funded institutes, research hospitals and government-funded agencies. The activities conducted by these customers spans the entire range of products and services and are generally directed at producing new basic or translational biology insights for publication or presentation in peer-reviewed journals and forums. Many of the key breakthroughs in biological science employed or modified by clinical research laboratories, biopharmaceutical and other applied markets transpire first in the academic research setting.

Clinical Research Laboratories. Recent advances in genetic analysis technology are increasingly being used for clinical research applications. Techniques such as SNP genotyping, gene expression analysis, targeted DNA sequencing and other genetic correlation studies, have been developed to identify disease susceptibility and to diagnose, classify and monitor disease progression. Prognostics and diagnostics based on measuring these genetic markers have the potential to be much more accurate and robust than conventional diagnostics. The validation and translation of prognostics and diagnostics into clinically available tests often requires life science automation systems that are able to measure multiple biomarkers efficiently in a large number of patient samples.

Biopharmaceuticals. Biopharmaceutical companies use production scale genomic and proteomic analytical methods in numerous phases of the discovery, development and the approval process of a therapeutic agent.  These methods also may be used in companion diagnostics to attempt to reduce adverse events and identify patient populations that may more effectively respond to a therapeutic agent.

Biorepositories. Advancements in biology have led to an increased dependence on biorepositories to store genetic material for future testing and analysis. Flaws in the identity and quality of biorepository specimens are costly and result in erroneous data. To ensure sample integrity, biorepositories require cost-effective, simple and high-throughput techniques to identify DNA samples and ensure traceability throughout the banking and downstream analytical processes.

Agricultural Biotechnology. Ag-Bio applies scientific techniques, including genetic analysis techniques, such as SNP genotyping and DNA sequencing, to study and improve desired characteristics in plants, animals and microorganisms. Genetic analysis techniques have become increasingly useful in Ag-Bio applications, including wildlife population studies, agricultural quality control, and commercial genetic engineering and identification. Ag-Bio customers require systems that can quickly and accurately analyze a large number of samples, such as tissue from livestock populations or seeds from a production lot, in a high-throughput and cost-efficient manner.

Fluidigm’s Strategy

Key elements of our strategy include:

•	Offer innovative, differentiated products to researchers based on our microfluidic and mass cytometry technologies.

Our microfluidic technologies enable a scalable and sensitive solution in fields requiring high-throughput genomic analysis, whether this be for the analysis of gene expression profiles, genotyping or library preparation in advance of gene sequencing. Microfluidic solutions also enable single-cell genomic analysis across a broad menu of applications. Mass cytometry is a leading solution to analyze many cell-surface and intracellular proteins simultaneously in cell suspensions and tissues. Our products enable innovative methods to characterize cells and other sample types not commonly achieved with other technology analogues.

•	Expand addressable markets through attention to assay content, workflow efficiency, software improvements, and desirable strategic partnerships.

Our strategy devotes attention to building out applications, workflows and analytics to allow our customers better productivity, increasing the value of our toolsets. We have internally-developed and externally-partnered to enable our C1 system to enable the widest breadth of single-cell applications currently in the marketplace. Our content development strategy also includes our high-throughput genomics platforms for gene expression, genotyping and sequencing library preparations as well as our mass cytometry franchise. Our future assay development will leverage both in-house informatics as well as externally-partnered solutions to drive towards sample-to-answer functionality across all our platforms.

Marketing, Sales, Service and Support

We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our sales and marketing efforts are targeted at laboratory directors and principal investigators at leading companies and academic institutions who need reliable life science automation solutions or enabling new single-cell genomics and mass cytometry technologies for research or commercial purposes.

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

As of December 31, 2016, we had 198 people employed in sales, technical support, and marketing, including 92 sales representatives and applications specialists located in the field.

Customers

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. No single customer represented more than 10% of our total revenue for 2016, 2015, or 2014.

Manufacturing

Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in the United States.

We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our Biomark system; specialized pneumatic and electronic components for our C1, Juno, Callisto and Polaris systems, the electron multiplier detector included in, and the nickel sampler cone and certain metal isotopes used with, our Helios/CyTOF 2 system; and certain raw materials for our Delta Gene and SNP Type assays and Access Array Target-Specific primers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We have assembled experienced research and development teams at our South San Francisco, California, Markham, Ontario, Canada, and Singapore locations with the scientific, engineering, software, bioinformatic, and process talent that we believe is required to grow our business.

The largest component of our current research and development effort is in the areas of new products and new applications. We developed a high-throughput C1 IFC (HT IFC) for handling up to 800 medium sized cell types applied to the work-flows of the Fluidigm installed base instruments. In the area of mass cytometry, we developed an initial prototype imaging mass cytometer instrument in 2016. The imaging mass cytometer system provides spatial resolution of protein expression in complex tissue samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of more than 35 proteins. The imaging mass cytometer system is in early-access commercial availability, with later expanded commercial availability. We also invest significantly in research and development efforts to expand our single-cell and production genomics applications. For example, we continue to develop various panel sets for cancer research for use with our systems.

The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing cost, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.

Our research and development expenses were $38.4 million, $39.3 million, and $43.4 million in 2016, 2015, and 2014, respectively. As of December 31, 2016, 131 of our employees were engaged in research and development activities.

Competition

The life science markets are highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. We believe that the principal competitive factors in our target markets include cost of capital equipment and supplies; reputation among customers; innovation in product offerings; flexibility and ease of use; accuracy and reproducibility of results; and compatibility with existing laboratory processes, tools, and methods.

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

Intellectual Property

Patents

We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2016, we owned or licensed over 600 patents and we had approximately 300 pending patent applications worldwide. Our patents have expiration dates ranging from 2017 to 2033.

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

•
We exclusively license from Caltech relevant patent filings relating to developed technologies that enable the production of specialized valves and pumps capable of controlling fluid flow at nanoliter volumes. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country. The U.S. issued patents we have licensed from Caltech expire between 2017 and 2030.

•
We have entered into a co-exclusive license agreement with Harvard University for the license of relevant patent filings relating to microfluidic technology. The license agreement will terminate with the last-to-expire of the licensed patents. The U.S. issued patents we have licensed from Harvard University expire between 2019 and 2027.

•
In May 2011, we entered into a license agreement with Caliper to license Caliper’s existing patent portfolio in certain fields. The license agreement will terminate with the last-to-expire of the licensed patents. As later amended, the license agreement provides for certain royalty payments until mid-2018 for our existing products at the time of amendment and their future equivalents.

Instrumentation and Digital PCR. On June 30, 2011, we settled litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary Applied Biosystems, LLC, referred to as Life. The agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from Caltech. In July 2011, pursuant to the terms of the agreements, we paid Life $2.0 million in connection with our exercise of an option to preclude Life from initiating litigation under its patents existing as of June 30, 2011 against our customers for two years and against our company, with respect to our current products and equivalent future products, for four years, subject to certain exceptions. The license agreement will terminate with the last-to-expire of the licensed patents, which is expected to be in 2028.

Mass Cytometry. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement, referred to as the Original License Agreement, between Fluidigm Canada Inc., referred to as Fluidigm Canada, and PerkinElmer Health Sciences, Inc., referred to as PerkinElmer. Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of inductively coupled plasma, or ICP-based mass cytometry, including the analysis of elemental tagged materials in connection therewith, referred to as the Patents, and a non-exclusive license for reagents outside the field of ICP-based mass cytometry.  On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement.  Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement.  Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in December 2025, unless earlier terminated pursuant to the terms of the license agreement.

Any loss, termination, or adverse modification of our licensed intellectual property rights could have a material adverse effect on our business, operating results, and financial condition. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.

Other

In addition to pursuing patents and licenses on key technologies, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners, and, when needed, our advisers.

Government Regulation

Our products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only. Accordingly, they are subject only to limited, specific regulation with respect to labeling by the U.S. Food and Drug Administration, or FDA. In particular, while FDA regulations require that research use only products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” or RUO products, the regulations do not subject such products to the FDA’s broader pre- and post-market controls for medical devices.

In November 2013, the FDA issued a final guidance document stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by the FDA under premarket and postmarket control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FFDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications, or PMAs, have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

In some cases, our customers may use our RUO products in their own laboratory-developed tests, or LDTs, or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

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

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.

Environmental Matters

We are subject to many federal, state, local, and foreign environmental regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries are subject to RoHS and WEEE requirements. If we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.

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

Geographic Area Information

During the last three years, a majority of our revenue was generated within the United States and Europe and a majority of our long-lived assets were located within the United States, in Singapore and in Canada. Total revenue received from customers outside the United States totaled $51.8 million, or 49% of our total revenue, in 2016, compared to $59.3 million, or 52% of our total revenue, in 2015, and $56.8 million, or 49% of our total revenue, in 2014. Please see Note 12 to our audited consolidated financial statements for additional information regarding geographic areas.

Seasonality

In 2011, 2012, 2014 and 2015, our product revenue was higher in the fourth quarter of the year than in the first quarter of the next year reflecting numerous factors, including, among others, seasonal variations in customer operations and customer budget and capital spending cycles. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this historical trend continued in 2014 and 2015 with a decrease in revenue in the first quarters of 2015 and 2016, respectively.

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

Employees

As of December 31, 2016, we had 589 employees, of which 131 work in research and development, 97 work in general and administrative, 163 work in manufacturing, and 198 work in sales, technical support, and marketing. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.

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

Executive Officers
The following table sets forth the names, ages (as of February 10, 2017) and positions of our executive officers:

Name	Age	Position
Stephen Christopher Linthwaite	45	President, Chief Executive Officer, and Director
Vikram Jog	60	Chief Financial Officer
Steven C. McPhail	62	Chief Commercial Officer
Nicholas Khadder	43	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Mai Chan (Grace) Yow	58	Executive Vice President, Worldwide Manufacturing and Managing Director of Fluidigm Singapore Pte. Ltd.
Jennifer Lee	53	Vice President, Controller, and Principal Accounting Officer
Stephen Christopher Linthwaite joined Fluidigm as President and Chief Operating Officer in August 2016 and has served as our President, Chief Executive Officer, and Director since October 2016. From August 2003 to April 2016, Mr. Linthwaite held various managerial positions at Thermo Fisher Scientific Inc., a life sciences company, and prior to its acquisition by Thermo Fisher, at Life Technologies Corporation, a life sciences company, including President, Genetic Sciences Division, from December 2014 to April 2016, President, Genetic Analysis Platform, from September 2011 to December 2014, and various other managerial positions at Invitrogen prior to the creation of Life Technologies through a merger of Invitrogen and Applied Biosystems. Prior to joining Invitrogen, Mr. Linthwaite held various strategic consulting roles. Mr. Linthwaite served on the board of directors of Claritas Genomics, Inc. from December 2014 to April 2016. Mr. Linthwaite received a M.B.A. from the University of Virginia (Darden) School of Business, and a B.A. in Foreign Affairs from the University of Virginia. Prior to business school, Mr. Linthwaite served on active duty in the U.S. Army as an armor officer. We believe that Mr. Linthwaite's extensive industry experience with life sciences companies qualifies him to serve on our board.
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
Steven C. McPhail joined Fluidigm as General Manager, Production Genomics in May 2015 and became our Chief Commercial Officer in August 2016. From December 2014 to March 2015, Mr. McPhail was vice president, special projects at Quintiles Transnational Corporation, a biopharmaceutical development and commercial outsourcing services firm. From February 2003 to August 2012, Mr. McPhail was President and Chief Executive Officer of Expression Analysis, Inc., a genomic services company that was acquired by Quintiles Transnational Corporation in August 2012, where Mr. McPhail was President of the post-acquisition operation until December 2014. Prior to Expression Analysis, Inc., Mr. McPhail held various staff and management positions at companies in the diagnostic, biotechnology, and medical device markets, including ArgoMed Inc., Xanthon, Inc., TriPath Imaging Inc., Dynex Technologies, Inc., and Abbott Laboratories. Mr. McPhail serves on the Board of Visitors of NC Children's Hospital and on the Board of Trustees of the Carolinas chapter of the Crohn's and Colitis Foundation of America as well as ImproveCareNow, a quality improvement network designed to improve the care and outcomes of children with inflammatory bowel disease. Mr. McPhail received a B.S. in Biology from San Diego State University.
Nicholas Khadder has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since June 2016. From 2010 to June 2016, Mr. Khadder held various positions at Amyris, Inc., an industrial biotechnology company, including senior vice president, general counsel and corporate secretary from 2013 to June 2016, interim general counsel from July 2013 to December 2013 and assistant general counsel from October 2010 to July 2013. Prior to joining Amyris, Mr. Khadder served in senior corporate counsel roles at LeapFrog Enterprises, Inc., an educational entertainment company, from August 2008 to September 2010, and at Protiviti, Inc., an internal audit and risk consulting firm, from June 2005 to July 2008. Before commencing his in-house legal career, Mr. Khadder was a corporate law associate at Fenwick & West LLP from 1998 to 2005. Mr. Khadder received a J.D. from Berkeley Law (the University of California, Berkeley, School of Law) and a B.A. in English from the University of California, Berkeley.
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
Jennifer Lee has served as Vice President, Controller, and Principal Accounting Officer since May 2016. From 1996 to May 2016, Ms. Lee held various finance leadership roles at Genentech, Inc., a biotechnology company that was acquired by Roche Holdings, Inc., in March 2009, including Director of Commercial Finance from 2010 to May 2016, Director of General Audit from 2008 to 2009, Director of Collaborations Finance and Royalties from 2006 to 2008 and Associate Director of External Reporting from 2000 to 2006. Prior to joining Genentech, Ms. Lee held staff and managerial roles at Pacific Gas and Electric Company and Arthur Andersen & Co. Ms. Lee received her B.S. in accounting from San Francisco State University and her M.B.A. from Golden Gate University. Ms. Lee is also a certified public accountant.

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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, 2014 and 2015, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend continued in 2014 and 2015 with a decrease in revenue in the first quarters of 2015 and 2016, respectively. Additionally, for the quarters ended March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarters ended September 30, 2016, June 30, 2016, September 30, 2015, and for the years ended December 31, 2016 and 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc., Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc. (acquisition by Bio-Rad Laboratories, Inc. pending), Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, we have recently experienced increased competition in the single-cell genomics market, including new product releases from 10X Genomics, Inc. and WaferGen Bio-systems, Inc., as well as the acquisition of Cellular Research by Becton Dickinson and Company and an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc. In addition due to the release of our Imaging Mass Cytometry system, we now are exposed to competition from companies offering imaging-based systems, specialized reagents and/or services including Carl Zeiss Inc., Leica Biosystems, Nikon Corporation, Olympus America Inc., Roche Diagnostics Corporation, PerkinElmer, Inc. Agilent Technologies, Inc. and Neogenomics (Multiomyx).

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

The application of our technologies to high-throughput genomics, single-cell genomics and mass cytometry applications are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. The future growth of our markets and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. If the market for single-cell genomics and production genomics do not develop as we expect, our business may be adversely affected. Additionally, our success in these markets may depend to a large extent on our ability to successfully sell products using our technologies. If we are not able to successfully market and sell our products, or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into these markets.

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

Our systems utilize novel and complex technology and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. For example, we have experienced a performance issue with respect to certain IFCs used in our C1 systems due to the presence of more than one cell in an IFC chamber. Although we have redesigned such C1 IFCs, we may experience additional unexpected product defects or errors that could affect our ability to adequately address these performance issues.

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

Our business depends on research and development spending levels of academic, clinical, and governmental research institutions, and biopharmaceutical, biotechnology, Ag-Bio companies and CRO's, a reduction in which could limit our ability to sell our products and adversely affect our business.

We expect that our revenue in the foreseeable future will be derived primarily from sales of our systems and IFCs to academic institutions, clinical research laboratories that use our technology to develop tests, and biopharmaceutical, biotechnology, Ag-Bio companies and CRO's worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems and IFCs. These reductions and delays may result from factors that are not within our control, such as:

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

We manufacture all of our genomics analytical and preparatory instruments and integrated fluidic circuits, or IFCs, for commercial sale at our facility in Singapore, our mass cytometry instruments for commercial sale at our facility in Canada, and our assays and reagents for commercial sale at our facility in the United States. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope required by our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

During the years 2016, 2015, and 2014, approximately 49%, 52%, and 49%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the years ended December 31, 2016, 2015, and 2014, we experienced foreign currency losses of $1.5 million, $1.6 million, and $1.1 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

•	Specialized pneumatic and electronic components for our C1, Callisto, Juno, and Polaris systems are available from a limited number of sources.

•	The electron multiplier detector included in the Helios/CyTOF 2 systems and certain metal isotopes used with the Helios/CyTOF 2 systems are purchased from sole source suppliers.

•	The movement stage included in the Imaging Mass Cytometer is purchased from a sole source supplier.

•	The nickel sampler cone used with the Helios/CyTOF 2 systems is purchased from single source suppliers and is available from a limited number of sources.

•	The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.

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

Our customer base is primarily composed of academic institutions, clinical research laboratories that use our technology to develop tests, and biopharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications require substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

We may not be able to develop new products or enhance the capabilities of our existing systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business, revenue, financial condition, and operating results.

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques, or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including high-throughput genomics, single-cell genomics and mass cytometry, as well as potential markets for our products such as high-throughput DNA sequencing and molecular diagnostics applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced, and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition, and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $76.0 million, $53.3 million, and $52.8 million during the years 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $439.5 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth. However, we recently implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These initiatives have included targeted workforce reductions and optimizing our facilities and excess space. They may also include decreasing or deferring capital expenditures and development activities. To the extent we are unable to invest sufficiently in these activities, it may impair our ability to develop, market and sell new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We may also have to reduce marketing, customer support, research and development or other resources devoted to our products.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

As of December 31, 2016, we had approximately $190.6 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and $86.5 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

Our performance is substantially dependent on the performance of our senior management, which has substantially changed over the last year, including, for example, the recent departures of our Chief Executive Officer, Gajus Worthington, and Executive Vice President, Research and Development and Marketing, Marc Unger. We have a new president and chief executive officer who started in August 2016, a new controller and principal accounting officer who started in May 2016, a new general counsel who started in June 2016, and other new members of our senior management team. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

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

Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives in the time frame anticipated or at all.

Beginning in the first quarter of 2017, we implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. We identified areas for cost efficiencies including targeted workforce reductions and optimizing our facilities, and reducing excess space. Other initiatives may also include decreasing or deferring capital expenditures and development activities. The implementation of these efficiency and cost-savings initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business and return to growth may not be successful.

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

Our products are currently labeled, promoted and sold to academic institutions, life sciences laboratories, biopharmaceutical, biotechnology, Ag-Bio companies and CRO's for research use only, or RUO, and are not designed for, or intended to be used for, diagnostic tests or as medical devices as currently marketed. Before we can begin to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval (PMA) from the FDA, unless an exception applies.

We have announced our plan to register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. We are currently assessing when to make an initial registration. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and most of the requirements of the FDA’s Quality System Regulations, or QSRs, we will be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

In addition, we plan to submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selected basis. Although we plan to submit 510(k) applications for certain of our products, it is possible that the FDA will take the position that a more burdensome premarket application, such as a premarket approval application or a de novo application is required for some of our products. If such applications are required, greater time and investment would be required to obtain FDA approval. Even if the FDA agrees that a 510(k) is appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval may be denied for some or all of our products. Even if we were to obtain regulatory approval or clearance, it may not be for the intended uses we believe are important or commercially attractive.

If we receive regulatory clearance or approval for our products, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our development and manufacturing operations. In addition, we may be required to obtain a new 510(k) clearance before we can introduce subsequent modifications or improvements to our products. We may also be subject to additional FDA post-marketing obligations, any or all of which would increase our costs and divert resources away from other projects. If we are not able to maintain regulatory compliance with applicable laws, we may be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or may be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

We intend to seek similar regulatory clearance or approval for our products in countries outside of the United States. Sales of our products outside the United States will be subject to foreign regulatory requirements, which vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we will need to comply with the Medical Device Directive 93/42 EEC and/or the In Vitro Diagnostics Directive 98/79/EC, which are required to market medical devices in the European Union. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.

As products that are currently labeled, promoted and intended for RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. In January, 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 18 months. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effectiveness of our recent efficiency and cost-savings initiatives;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

The rapid growth of our business over time has placed a significant strain on our managerial, operational, and financial resources and systems. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands.

We believe our facilities located in Singapore, Canada, and California, are sufficient to meet our short-term manufacturing needs. The current lease for our manufacturing facility in Singapore expires in June 2022. In the event that we need to add to our existing manufacturing space in Singapore or move our manufacturing facility to a new location in Singapore, such a move will involve significant expense and efforts in connection with the establishment of new clean rooms and the recommissioning of key manufacturing equipment. In August 2015, we entered into a lease for new office, laboratory and warehouse space in Canada and relocated our Canada operations to the new space in April 2016. This Canada lease expires in March 2026. A move of any of our manufacturing facilities may delay or otherwise adversely affect our manufacturing activities and business.

Further, our anticipated growth will place additional strain on our suppliers and manufacturing facilities, resulting in an increased need for us to carefully monitor quality assurance. Any failure by us to manage our anticipated growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

If we are unable to expand our direct sales and marketing force or distribution capabilities to adequately address our customers’ needs, our business may be adversely affected.

We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales of our products and reduce our revenue and profitability.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance relating to Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance will be effective for our fiscal year 2018. Although we are currently in the process of evaluating the impact of this new guidance on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Thus, adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.

Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code,” imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state net operating losses, referred to as our NOL's, following an ownership change.

If we experience an ownership change, our ability to use our NOLs, any loss or deduction attributable to a “net unrealized built-in loss” and other tax attributes, which we refer to as tax benefits, could be substantially limited, and the timing of the usage of the tax benefits could be substantially delayed, which could significantly impair the value of the tax benefits.  There is no assurance that we will be able to fully utilize the tax benefits and we could be required to record an additional valuation allowance related to the amount of the tax benefits that may not be realized, which could adversely impact our results of operations.

We believe that these tax benefits are a valuable asset for us. On November 21, 2016, our board of directors approved a Tax Benefit Preservation Plan, or tax benefit preservation plan in an effort to protect our tax benefits during the effective period of the tax benefit preservation plan. The tax benefit preservation plan is expected to be submitted to a stockholder vote at our 2017 annual meeting of stockholders. If our stockholders do not approve the tax benefit preservation plan, it will expire. Although the tax benefit preservation plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the tax benefit preservation plan will prevent acquisitions in our common stock that could result in such an “ownership change.”

The tax benefit preservation plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.99% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the tax benefit preservation plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

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

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. We are currently and may become in the future subject to claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, we are currently a defendant in litigation brought against us and one of our non-executive employees by Thermo Fisher Scientific Inc. alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations. The case is in its early stages, and we are unable to determine the ultimate outcome or estimate the range of potential losses. We intend to defend the case vigorously.  If we fail in defending such claims, in addition to paying monetary damages, we may be subject to injunctive relief against us. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss of or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

We may be subject to information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms, and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results.

Third parties with which we conduct business have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations, and financial results.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2016, we had 29,207,654 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 77.9% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the life science, Ag-Bio, and CRO sectors;

•	failure to complete significant sales;

•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

Anti-takeover provisions in our charter documents, our tax benefit preservation plan, and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

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

In addition, the tax benefit preservation plan that we adopted in November 2016 could make an acquisition of us more difficult. The risks associated with the tax benefit preservation plan are described in more detail above under the heading “Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.”

We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, we may become subject to covenants under future debt arrangements that place restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain for the foreseeable future.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We lease approximately 95,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. Additionally, we lease office, laboratory and manufacturing space in Singapore of approximately 52,000 square feet and in Ontario, Canada of approximately 44,000 square feet under leases that expire in June 2022 and March 2026, respectively. As of December 31, 2016, we also leased office space in North Carolina, Japan, China, United Kingdom and France, with various expiration dates through March 2026. We believe that our existing office, laboratory, and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current needs through 2017. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS

On December 21, 2015, Thermo Fisher Scientific, Inc. (“Thermo”) filed a complaint in the Circuit Court for the County of Kalamazoo of Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief.

Additionally, in the normal course of business, we are from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock; Dividends

Our common stock began trading on the NASDAQ Global Select Market under the symbol “FLDM” on February 10, 2011. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2016	High	Low
First Quarter	$10.12	$5.47
Second Quarter	$10.91	$8.20
Third Quarter	$10.72	$7.88
Fourth Quarter	$8.12	$4.34

Year ended December 31, 2015	High	Low
First Quarter	$45.54	$33.27
Second Quarter	$44.47	$23.39
Third Quarter	$23.60	$8.11
Fourth Quarter	$11.95	$7.38
We had approximately 95 stockholders of record as of February 10, 2017; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. We have never declared or paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

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

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Composite Total Return Index and the NASDAQ US Benchmark Medical Equipment Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and consolidated balance sheet data as of December 31, 2016 and December 31, 2015 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013 and December 31, 2012 and the consolidated balance sheet data as of December 31, 2014, December 31, 2013, and December 31, 2012 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$104,446	$114,712	$116,456	$71,183	$52,334
Loss from operations	(73,190)	(50,155)	(51,836)	(18,653)	(18,071)
Net loss	(75,985)	(53,315)	(52,830)	(16,526)	(19,024)
Net loss per share, basic and diluted	(2.62)	(1.86)	(1.90)	(0.65)	(0.86)

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$59,430	$101,465	$142,800	$86,286	$83,677
Working capital (1)	76,334	123,433	133,440	89,354	91,500
Total assets (2)	306,395	370,050	406,506	116,915	113,732
Total long-term debt (2)	194,951	194,673	194,402	—	—
Total stockholders’ equity	53,233	114,901	150,419	96,414	100,657

(1) Working capital excludes deferred revenue.
(2) $1.1 million and $1.0 million of debt issuance costs of Convertible notes were previously included in Total assets reclassified to Total long-term debt as a deduction in December 31, 2014 and December 31, 2015, respectively.

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

Overview

We create, manufacture, and market innovative technologies and tools for life sciences research. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays and reagents, to academic institutions, clinical research laboratories, and biopharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies and contract research organizations or CROs. Our technologies and tools are directed at the analysis of DNA, RNA and proteins in a variety of different sample types, from individual cells to bulk tissue.

We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are primarily located in Singapore, Canada and the United States. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our Canada facility manufactures our mass cytometry instruments. Our facility in the United States manufactures assays and reagents.

Our total revenue was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2016, our accumulated deficit was $439.5 million.

Due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, optimizing our facilities, and reducing excess space. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce operating expenses and enable us to efficiently align our resources in areas providing the greatest benefit. If our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

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

Revenue Recognition

We generate revenue from sales of our products and services, license agreements, and government grants. Our product revenue consists of sales of instruments and consumables, including IFCs, assays and reagents. Our service revenue consists of sales of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training.

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

Stock-Based Compensation

We recognize compensation for all stock-based awards, including stock options and restricted stock units, based on the grant date fair value of the award. The fair value of options on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require significant judgment. Stock-based compensation cost for restricted stock units granted to employees is measured based on the closing fair market value of our common stock on the date of grant.

Our board of directors sets the terms, conditions, and restrictions related to the grant of stock options and restricted stock units, including the number of shares underlying the grants and the vesting criteria. With respect to performance-based stock awards, depending on the extent to which the vesting criteria are met, our board of directors determines the number of shares that vest under the grants.

The resulting costs of our equity awards, net of estimated forfeitures, are recognized over the period during which an employee is required to provide service in exchange for the award, usually a time-based vesting period. We amortize the fair value of stock-based compensation on a straight-line basis over the requisite service periods. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance milestone becomes probable.

Our common stock has a limited trading history because our common stock was not publicly traded until our initial public offering, or IPO, in February 2011. Accordingly, the expected volatility of our common stock is developed by combining data from our historical volatilities and historical volatilities of unrelated public companies within the life sciences industry. When selecting our industry peer companies, we consider our stage of development, size, and financial leverage. These historical volatilities are weighted and combined to produce a single volatility factor. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. We estimate the expected lives of employee options using the “simplified” method as the midpoint of the expected time-to-vest and the contractual term.

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

Historically, certain of our stock awards were granted to officers with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones affected the timing of expense recognition since we recognize compensation expense only for the portion of stock options that are expected to vest.

We recorded stock-based compensation expense of $13.9 million, $16.8 million, and $20.9 million during 2016, 2015, and 2014, respectively. As of December 31, 2016, we have $15.8 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.3 years.

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

We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016 because such earnings are intended to be indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, we believe there will be no material U.S. federal and state income tax liability as there are sufficient amount of tax losses or other attributes. Undistributed earnings of our foreign subsidiaries amounted to approximately $2.7 million, as of December 31, 2016. If these earning were to be repatriated, approximately $46,000 of withholding taxes may be due. However, since such subsidiaries’ earnings are permanently reinvested, no related deferred tax liabilities were accrued as of December 31, 2016.

Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allowed a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period subject to the achievement of certain milestones. Effective January 1, 2015, our Pioneer Tax Status was replaced by a Development and Expansion Incentive, or DEI, which provides a reduced tax rate for qualifying income in Singapore through 2019, if certain milestones are met. Due to the lower mix of genomics production activities, we expect that we will not be able to fulfill the DEI milestones. Due to available capital allowances, we have not benefited from the reduced tax rate through December 31, 2016, and may not benefit from the incentive in future years if the incentive is withdrawn.

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

Results of Operations

The following table presents our historical consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,
	2016		2015		2014
Revenue:
Total revenue	$104,446	100%	$114,712	100%	$116,456	100%
Costs and expenses:
Cost of product revenue	41,110	39	43,001	37	39,511	34
Cost of service revenue	4,899	5	3,629	3	3,338	3
Research and development	38,415	37	39,264	34	43,423	37
Selling, general and administrative	93,212	89	82,959	72	71,324	62
Acquisition-related expenses	—	—	—	—	10,696	9
Gain on escrow settlement	—	—	(3,986)	(3)	—	—
Total costs and expenses	177,636	170	164,867	143	168,292	145
Loss from operations	(73,190)	(70)	(50,155)	(44)	(51,836)	(45)
Interest expense	(5,820)	(6)	(5,808)	(4)	(5,344)	(4)
Gain from sale of investment in Verinata	—	—	2,330	2	332	1
Other expense, net	(1,167)	(1)	(1,157)	(1)	(857)	(1)
Loss before income taxes	(80,177)	(77)	(54,790)	(47)	(57,705)	(49)
Benefit from income taxes	4,192	4	1,475	1	4,875	4
Net loss	$(75,985)	(73)%	$(53,315)	(46)%	$(52,830)	(45)%

Revenue

We generate revenue primarily from sales of our products and services, license agreements, and government grants. Our product revenue consists of sales of instruments and consumables, including IFCs, assays and reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We have entered into license agreements and have received government grants to conduct research and development activities.

The following table presents our revenue by source for each period presented (in thousands):

	Year Ended December 31,			Change
	2016	2015	2014	2016	2015
Revenue:
Instruments	$46,834	$58,455	$60,233	(20)%	(3)%
Consumables	42,169	43,685	46,838	(3)%	(7)%
Product revenue	89,003	102,140	107,071	(13)%	(5)%
Service revenue	15,205	12,315	8,844	23%	40%
License revenue	238	257	323	(7)%	(20)%
Grant revenue	—	—	218	—%	(100)%
Total revenue	$104,446	$114,712	$116,456	(9)%	(1)%

The following table presents our total revenue by geographic area and as a percentage of total revenue by geographic area of our customers for each period presented (in thousands):

	Year Ended December 31,						Change
	2016		2015		2014		2016	2015
United States	$52,637	51%	$55,404	48%	$59,674	51%	(5)%	(7)%
Europe	29,739	28%	36,772	32%	33,045	29%	(19)%	11%
Asia-Pacific	18,478	18%	16,967	15%	19,810	17%	9%	(14)%
Other	3,592	3%	5,569	5%	3,927	3%	(36)%	42%
Total revenue	$104,446	100%	$114,712	100%	$116,456	100%	(9)%	(1)%

Our license and grant revenue is primarily generated in the United States.

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Revenue from our five largest customers in each of the periods presented comprised 15%, 13%, and 15% of total revenue in 2016, 2015, and 2014, respectively.

Total Revenue

Total revenue decreased by $10.3 million, or 9%, to $104.4 million for 2016, compared to $114.7 million for 2015 primarily due to a decrease of $13.1 million in product revenue, partially offset by a $2.9 million increase in service revenue. Total revenue decreased in all geographic areas, except Asia-Pacific for 2016 compared to 2015. The revenue decrease was predominantly in Europe due to lower instrument sales. The revenue increase in Asia-Pacific was largely attributable to a $5.5 million, or 97%, increase in our revenue in China, offset by a reduction of sales in the rest of the region, primarily Japan, for 2016 compared to 2015. We cannot provide any assurance that the revenue growth rate that we experienced in China in 2016 will continue.

Total revenue decreased by $1.7 million, or 1%, to $114.7 million for 2015, compared to $116.5 million for 2014 primarily due to a decrease of $4.9 million in product revenue, partially offset by a $3.5 million increase in service revenue. Unfavorable foreign exchange rates, primarily between the U.S. dollar and Euro, adversely affected total revenue from Europe by approximately $5.0 million in 2015.

Due to the volatility in currency exchange rates, we have experienced and may in the future experience fluctuations in currency exchange rates which could have an adverse impact on our financial results in the future.

Product Revenue

Product revenue decreased by $13.1 million, or 13%, to $89.0 million for 2016, compared to $102.1 million for 2015. Product revenue decreased by $4.9 million, or 5%, to $102.1 million for 2015 compared to $107.1 million for 2014.

Instrument revenue decreased by $11.6 million, or 20%, to $46.8 million for 2016, compared to 2015, predominately due to lower unit sales across most instrument systems, primarily our genomic instruments and particularly our C1 systems.

Instrument revenue decreased by $1.8 million, or 3%, to $58.5 million for 2015, compared to 2014, primarily due to decreases in unit sales of BioMark, C1 and Access Array systems and, to a lesser extent, lower average selling prices, partially offset by growth in unit sales of Helios/CyTOF2 systems with relatively higher selling prices compared to genomic systems, and contributions from new products including Juno and Polaris. Changes in foreign exchange rates negatively affected instrument revenue by $3.6 million, or 6% in 2015 compared to 2014.

Consumables revenue decreased by $1.5 million, or 3%, to $42.2 million for 2016, compared to 2015, largely attributable to decreased unit sales from IFCs, particularly Access Array IFCs, and to a lesser extent, lower average selling prices for most IFCs. The decrease was partially offset by increased sales from Helios consumables.

Consumables revenue decreased by $3.2 million, or 7%, to $43.7 million for 2015, compared to 2014, primarily due to decreases in unit sales of IFCs, as well as the negative effects of foreign exchange rates, which reduced consumables revenue by $2.3 million or 5% in 2015.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. In addition, our total revenue and product revenue declined in 2016 compared to 2015 and declined in 2015 compared to 2014, and we cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $2.9 million, or 23%, to $15.2 million for 2016 compared to 2015. Service revenue increased by $3.5 million, or 40%, to $12.3 million for 2015 compared to 2014. The increases in both 2016 and 2015 were primarily due to an increase in instruments under post-warranty service contracts as a result of growth in our installed base. Changes in service contracts generally lag changes in our instrument revenue by one year. In addition, other fee-for-service offerings, including training, installation, parts, labor and preventive maintenance, increased during the periods.

Grant and License Revenue

Grant revenue consists of a grant from the California Institute for Regenerative Medicine (CIRM). Grant revenue was $0.2 million in 2014. There was no grant revenue in 2015 and 2016. Our CIRM grant was awarded in 2011 in the amount of $1.9 million to be earned over a three-year period, which ended in April 2014. The CIRM grant revenue was recognized as the related research and development services were performed and costs associated with the grants were recognized as research and development expense during the period incurred.

License revenue was $0.2 million in 2016 and $0.3 million for both 2015 and 2014.

Cost of Product and Service Revenue

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

The following table presents our cost of product and service revenue and product and service margins for each period presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of product revenue	$41,110	$43,001	$39,511
Product margin	54%	58%	63%
Cost of service revenue	4,899	3,629	3,338
Service margin	68%	71%	62%

Cost of product revenue decreased by $1.9 million, or 4%, to $41.1 million for 2016 compared to $43.0 million for 2015. Cost of product revenue increased by $3.5 million, or 9%, to $43.0 million for 2015 compared to $39.5 million for 2014. Cost of product revenue includes the amortization of acquired intangibles assets resulting from our acquisition of DVS, which was $11.2 million for both 2016 and 2015. Cost of product revenue for 2014 includes $10.7 million of amortization of developed technology and inventory fair value write-up resulting from our acquisition of DVS. Overall cost of product revenue as a percentage of product revenue was 46% for 2016, 42% for 2015, and 37% for 2014, including 13%, 11% and 10%, respectively, of acquisition-related amortization expenses.

Product margin declined 4 percentage points during 2016 compared to 2015, primarily driven by higher acquisition-related intangible amortization costs as a percentage of product revenue and, to a lesser extent, lower average selling prices for certain genomics instruments and lower consumables capacity utilization. Product margin declined 5 percentage points during 2015 compared to 2014 primarily due to lower consumables capacity utilization, lower instrument selling prices across all instrument systems, higher acquisition-related amortization costs and higher IFC inventory reserves related to product transitions.

Cost of service revenue increased by $1.3 million, or 35%, to $4.9 million for 2016, compared to $3.6 million for 2015. Cost of service revenue increased by $0.3 million, or 9%, to $3.6 million for 2015 compared to $3.3 million for 2014. Cost of service revenue as a percentage of service revenue was 32% for 2016, 29% for 2015, and 38% for 2014.

Service margin declined 3 percentage points during 2016 compared to 2015, mainly due to higher material and labor cost due to unfavorable product support plan mix.

Service margin increased 9 percentage points during 2015 compared to 2014, mainly due to increased post-warranty service contract revenue combined with relatively lower growth in service costs.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Year Ended December 31,			2016 vs. 2015 change	2015 vs. 2014 change
	2016	2015	2014
Research and development	$38,415	$39,264	$43,423	(2)%	(10)%
Selling, general and administrative	93,212	82,959	71,324	12%	16%
Acquisition-related expenses	—	—	10,696	100%	—%
Gain on escrow settlement	—	(3,986)	—	—%	100%
Total operating expenses	$131,627	$118,237	$125,443

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

Research and development expense decreased by $0.8 million, or 2%, to $38.4 million for 2016 compared to $39.3 million for 2015. Research and development expense decreased by $4.2 million, or 10%, to $39.3 million for 2015 compared to $43.4 million for 2014. The decrease in research and development expense for 2016 was primarily due to a decrease in product materials and supplies of $1.8 million resulting from higher cost projects in the prior year, including investments in our Imaging Mass Cytometry system. The decrease was partially offset by an increase in headcount and compensation related costs of $1.0 million. The decrease in research and development expense for 2015 was primarily due to a decrease in stock-based compensation expenses of $5.6 million resulting from the vesting in 2014 of a substantial portion of equity awards in connection with the DVS acquisition according to the vesting terms, partially offset by an increase in compensation related costs of $0.7 million and an increase in facilities costs of $0.6 million.

We expect research and development expense to continue to decrease in 2017 as we implement efficiency and cost savings initiatives.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased by $10.3 million, or 12%, to $93.2 million for 2016 compared to $83.0 million for 2015. Selling, general and administrative expense increased by $11.6 million, or 16%, to $83.0 million for 2015 compared to $71.3 million for 2014. The increase for 2016 was primarily due to higher headcount and compensation-related costs of $9.7 million and an increase in legal and outside services costs of $1.7 million. The increase was partially offset by a decrease in trade shows and marketing costs of $1.1 million. The increase for 2015 was primarily due to higher headcount and compensation-related costs of $4.1 million, including an increase of $1.3 million in stock-based compensation; increased legal costs of $3.0 million and other outside services costs of $2.2 million, and increased facilities costs of $1.1 million. The increase in selling, general and administrative expense in both 2016 and 2015 was mainly driven by investments in our global commercial infrastructure.

We expect selling, general and administrative expense to decrease in 2017 as we implement efficiency and cost savings initiatives.

Acquisition-Related Expenses

Acquisition-related expenses were $10.7 million for 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees relating to our acquisition of DVS. There were no acquisition-related expenses in 2015 and 2016.

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

Interest Expense and Other Income and Expense, Net

The following table presents these items for each period presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense	$(5,820)	$(5,808)	$(5,344)
Gain from sale of investment in Verinata	—	2,330	332
Other income (expense), net	(1,167)	(1,157)	(857)
Total	$(6,987)	$(4,635)	$(5,869)

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

Interest expense was $5.8 million for both 2016 and 2015.

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

Other expense, net was $1.2 million for both 2016 and 2015 and $0.9 million for 2014. The expense was mainly associated with losses from revaluation of certain foreign currency denominated assets and liabilities.

Benefit from Income Taxes

We recorded a tax benefit of $4.2 million, or an effective tax rate benefit of 5.2%, for the year ended December 31, 2016. This tax benefit was primarily attributable to amortization of our acquisition-related deferred tax liability, net income tax benefit from our foreign operations and release of unrecognized tax benefits. We recorded a tax benefit of $1.5 million, or an effective tax rate benefit of 2.6%, for the year ended December 31, 2015. The tax benefit was principally due to the amortization of our acquisition-related deferred tax liability, partially offset by net income tax expense from our foreign operations and unrecognized tax benefits.

We recorded a tax benefit of $4.9 million for the year ended December 31, 2014, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net income tax benefit from our foreign operations and release of valuation allowance on California deferred tax assets, as a result of the deferred tax liability related to its acquired intellectual property

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, our principal sources of liquidity consisted of $35.0 million of cash and cash equivalents and $24.4 million of short-term and long-term investments. As of December 31, 2016, our working capital (excluding deferred revenue) totaled $76.3 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flow summary:
Net cash used in operating activities	$(39,098)	$(34,696)	$(22,623)
Net cash provided by (used in) investing activities	45,102	25,744	(178,385)
Net cash provided by financing activities	76	5,303	200,326
Net increase (decrease) in cash and cash equivalents	5,928	(4,596)	(1,548)

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products and services, license agreements, and grants from certain government entities. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally, and this may continue in the future.

Net cash used in operating activities was $39.1 million, $34.7 million, and $22.6 million in 2016, 2015, and 2014, respectively. Net cash used in operating activities in 2016 of $39.1 million consisted of net loss of $76.0 million less non-cash adjustments of $32.1 million, plus net change in assets and liabilities of $4.8 million. Non-cash items primarily included stock-based compensation expense of $13.9 million, amortization of developed technology of $11.2 million, and depreciation and amortization of $6.7 million. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable.

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

Net cash used in operating activities during 2014 resulted from a net loss of $52.8 million, adjusted for $38.1 million in non-cash adjustments and a $7.8 million increase in net assets and liabilities. Significant non-cash items included stock-based compensation expense of $20.9 million, amortization of developed technology of $9.8 million, depreciation and amortization of

$4.1 million, and acquisition-related share-based awards acceleration expense of $2.6 million. The net change in assets and liabilities was driven primarily by higher inventory and accounts receivables offset by a net increase in operating liabilities. Cash used in operating activities in 2014 included $8.0 million of cash outflows related to the DVS acquisition.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term and long-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our business operations. However, as a result of our efficiency and cost-savings initiatives, we may decrease or defer certain capital expenditures and development activities, while further optimizing our organization.

Net cash provided by (used in) investing activities was $45.1 million, $25.7 million and ($178.4) million in 2016, 2015, and 2014, respectively. Net cash provided by investing activities in 2016, included proceeds from sales and maturities of investments of $86.4 million and proceeds from the sale of investment in Verinata of $2.3 million, offset by purchases of investments of $38.6 million and capital expenditures of $5.1 million to support our commercial and manufacturing operations.

Net cash provided by investing activities in 2015, included proceeds from sales and maturities of investments of $103.3 million, offset by purchases of investments of $67.0 million, purchase of patents from PerkinElmer and other intangibles of $6.7 million; and capital expenditures of $4.0 million to support growth in our commercial and manufacturing operations.

We used $178.4 million of cash in investing activities during 2014, including $113.2 million in connection with the DVS acquisition, net of acquired cash of $8.4 million classified as cash used in operating activities, purchases of investments of $132.6 million, and capital expenditures of $7.4 million primarily to support growth in our manufacturing operations; partially offset by proceeds from sales and maturities of investments of $74.5 million, and additional proceeds of $0.3 million from the 2013 sale of our investment in Verinata.

Net Cash Provided by Financing Activities

We generated cash from financing activities of $0.1 million during 2016 and $5.3 million during 2015 from proceeds received in connection with the exercise of options for our common stock.

Net cash provided by financing activities was $200.3 million during 2014, consisting of net proceeds of $195.2 million from the issuance of the Notes, and $5.1 million from proceeds received in connection with the exercise of options for our common stock.

Capital Resources

At December 31, 2016 and December 31, 2015, our working capital, excluding deferred revenues, was $76.3 million and $123.4 million, respectively, including cash and cash equivalents of $35.0 million and $29.1 million, respectively, and short-term and long-term investments of $24.4 million and $72.3 million, respectively. On February 4, 2014, we closed an underwritten public offering of approximately $201.3 million aggregate principal amount of our Notes and received cash proceeds of $195.2 million, net of underwriting discounts. Debt issuance costs were approximately $1.1 million. We used $113.2 million of the net proceeds to fund the cash portion of the consideration paid by us in connection with our acquisition of DVS.

We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, the effect of competing technological and market developments, and the effectiveness of our efficiency and cost reduction initiatives. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions.

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

Due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, optimizing our facilities, and reducing excess space. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations; such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce operating expenses by approximately $8 million in 2017 before severances expense, and to enable us to more efficiently align our resources in areas providing the greatest benefit. If our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Long term debt obligations	$295,796	$5,534	$11,069	$11,069	$268,124
Operating lease obligations	20,033	4,285	9,214	3,929	2,605
Purchase obligations	4,182	4,177	5	—	—
Total	$320,011	$13,996	$20,288	$14,998	$270,729

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

We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2026. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $6.3 million, $5.2 million, and $4.0 million for 2016, 2015, and 2014, respectively.

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

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the years ended December 31, 2016 and 2015, we experienced foreign currency losses of $1.5 million and $1.6 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $35.0 million at December 31, 2016. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $24.4 million in investments at December 31, 2016 held primarily in U.S. government agency securities. The contractual maturity periods of $24.4 million of our investments are within one year from December 31, 2016. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Fluidigm Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Fluidigm Corporation and its subsidiaries at December 31, 2016, and December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2016 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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
March 2, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fluidigm Corporation

We have audited the consolidated balance sheet of Fluidigm Corporation as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fluidigm Corporation at December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2016

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,045	$29,117
Short-term investments	24,385	65,855
Accounts receivable (net of allowances of $502 and $103 at December 31, 2016 and 2015, respectively)	14,610	25,457
Inventories	20,114	17,924
Prepaid expenses and other current assets	2,517	5,742
Total current assets	96,671	144,095
Long-term investments	—	6,493
Property and equipment, net	16,525	15,258
Other non-current assets	9,291	9,096
Developed technology, net	79,800	91,000
Goodwill	104,108	104,108
Total assets	$306,395	$370,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,967	$6,094
Accrued compensation and related benefits	3,996	3,553
Other accrued liabilities	12,374	11,015
Deferred revenue, current	9,163	9,419
Total current liabilities	29,500	30,081
Convertible notes, net	194,951	194,673
Deferred tax liability	21,140	23,595
Deferred revenue, non-current	4,315	4,398
Other non-current liabilities	3,256	2,402
Total liabilities	253,162	255,149
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2016 or 2015	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2016 and 2015; 29,208 and 28,844 shares issued and outstanding at December 31, 2016 and 2015, respectively	29	29
Additional paid-in capital	493,441	479,508
Accumulated other comprehensive loss	(760)	(1,144)
Accumulated deficit	(439,477)	(363,492)
Total stockholders’ equity	53,233	114,901
Total liabilities and stockholders’ equity	$306,395	$370,050
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product revenue	$89,003	$102,140	$107,071
Service revenue	15,205	12,315	8,844
License revenue	238	257	323
Grant revenue	—	—	218
Total revenue	104,446	114,712	116,456
Costs and expenses:
Cost of product revenue	41,110	43,001	39,511
Cost of service revenue	4,899	3,629	3,338
Research and development	38,415	39,264	43,423
Selling, general and administrative	93,212	82,959	71,324
Acquisition-related expenses	—	—	10,696
Gain on escrow settlement	—	(3,986)	—
Total costs and expenses	177,636	164,867	168,292
Loss from operations	(73,190)	(50,155)	(51,836)
Interest expense	(5,820)	(5,808)	(5,344)
Gain from sale of investment in Verinata	—	2,330	332
Other expense, net	(1,167)	(1,157)	(857)
Loss before income taxes	(80,177)	(54,790)	(57,705)
Benefit from income taxes	4,192	1,475	4,875
Net loss	(75,985)	(53,315)	(52,830)
Net loss per share, basic and diluted	$(2.62)	$(1.86)	$(1.90)
Shares used in computing net loss per share, basic and diluted	29,008	28,711	27,768

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(75,985)	$(53,315)	$(52,830)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	314	(327)	(2)
Unrealized gain (loss) on available-for-sale securities, net	70	(23)	(62)
Other comprehensive income (loss)	384	(350)	(64)
Comprehensive loss	$(75,601)	$(53,665)	$(52,894)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	25,811	$26	$354,465	$(730)	$(257,347)	$96,414
Issuance of common stock upon purchase of DVS	1,945	2	76,805	—	—	76,807
Vested DVS stock options converted to equivalent vested options	—	—	4,039	—	—	4,039
Issuance of common stock upon exercise of stock options for cash and release of restricted stock units	585	—	5,113	—	—	5,113
Stock-based compensation expense	—	—	20,940	—	—	20,940
Net loss	—	—	—	—	(52,830)	(52,830)
Other comprehensive loss	—	—	—	(64)	—	(64)
Balance at December 31, 2014	28,341	$28	$461,362	$(794)	$(310,177)	$150,419
Issuance of common stock upon exercise of stock options for cash and release of restricted stock units	673	1	5,302	—	—	5,303
Gain on escrow settlement	(170)	—	(3,986)	—	—	(3,986)
Stock-based compensation expense	—	—	16,830	—	—	16,830
Net loss	—	—	—	—	(53,315)	(53,315)
Other comprehensive loss	—	—	—	(350)	—	(350)
Balance at December 31, 2015	28,844	$29	$479,508	$(1,144)	$(363,492)	$114,901
Issuance of common stock upon exercise of stock options for cash and release of restricted stock units	364	—	75	—	—	75
Stock-based compensation expense	—	—	13,858	—	—	13,858
Gain on escrow settlement	—	—	—			—
Net loss	—	—	—	—	(75,985)	(75,985)
Other comprehensive income	—	—	—	384	—	384
Balance at December 31, 2016	29,208	$29	$493,441	$(760)	$(439,477)	$53,233

See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(75,985)	$(53,315)	$(52,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,738	4,915	4,061
Stock-based compensation expense	13,858	16,830	20,940
Acquisition-related share-based awards acceleration expense	—	—	2,648
Amortization of developed technology	11,200	11,200	9,800
Non-cash charges for sale of inventory revalued at the date of acquisition	—	—	856
Other non-cash items	252	137	—
Loss on disposal of property and equipment	87	87	83
Gain from escrow settlement	—	(3,986)	—
Gain from sale of investment in Verinata	—	(2,330)	(332)
Changes in assets and liabilities:
Accounts receivable	10,521	(2,762)	(3,393)
Inventories	(3,387)	(3,741)	(6,162)
Prepaid expenses and other assets	(457)	(1,127)	(52)
Accounts payable	(2,271)	769	107
Deferred revenue	(274)	2,613	3,191
Other liabilities	620	(3,986)	(1,540)
Net cash used in operating activities	(39,098)	(34,696)	(22,623)
Investing activities
Acquisition, net of cash acquired	—	—	(113,190)
Purchases of investments	(38,594)	(66,973)	(132,644)
Proceeds from sales and maturities of investments	86,431	103,369	74,520
Proceeds from sale of investment in Verinata	2,330	—	332
Purchase of intangible assets	—	(6,670)	—
Purchases of property and equipment	(5,065)	(3,982)	(7,403)
Net cash provided by (used in) investing activities	45,102	25,744	(178,385)
Financing activities
Proceeds from issuance of convertible notes, net	—	—	195,213
Proceeds from issuance of common stock through stock plan, net of tax payment	76	5,303	5,113
Net cash provided by financing activities	76	5,303	200,326
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(152)	(947)	(866)
Net increase (decrease) in cash and cash equivalents	5,928	(4,596)	(1,548)
Cash and cash equivalents at beginning of period	29,117	33,713	35,261
Cash and cash equivalents at end of period	$35,045	$29,117	$33,713
Supplemental disclosures of cash flow information
Cash paid for interest	$5,534	$5,538	$2,750
Cash paid for income taxes	$355	$189	$187
Non-cash investing and financing activities
Issuance of common stock and options related to acquisition	$—	$—	$78,196

See accompanying notes

1. Description of Business

Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999 to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California.

We create, manufacture, and market innovative technologies and tools for life sciences research. We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and agricultural biotechnology, or Ag-Bio companies. Our technologies and tools are directed at the analysis of DNA, RNA and proteins in a variety of different sample types, from individual cells to bulk tissue.

On February 13, 2014, we completed our acquisition of DVS Sciences, Inc., a Delaware corporation (DVS) for approximately $199.9 million and assumed all outstanding DVS stock options and unvested restricted stock, pursuant to a merger agreement dated as of January 28, 2014.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2016, we had wholly-owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

Prior Period Reclassifications

Prior period amounts, which do not affect total revenue, total costs and expenses, loss from operations or net loss, were reclassified to conform to the current period presentation as follows:

•
Unamortized debt issuance costs of $1.0 million as of December 31, 2015 were reclassified from other non-current assets to a deduction from Convertible Notes, net in the consolidated balance sheets, as a result of adopting ASU 2015-03 in the first quarter of 2016; and

•	Revenue from customers in Japan is included in revenue generated in Asia-Pacific.

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

Investments

Short and long-term investments are comprised of notes from government-sponsored agencies. All investments are recorded at estimated fair value. Any unrealized gains and losses from investments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. We evaluate our investments to assess whether investments with unrealized loss positions are other-than-temporarily impaired. An investment is considered to be other-than-temporarily impaired if the impairment is related to deterioration in credit risk or if it is likely that we will sell the securities before the recovery of their cost basis. No investment has been assessed as other than temporarily impaired, and realized gains and losses were immaterial during the years presented. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific-identification method.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, investments, accounts receivable, and accounts payable have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2016 and 2015. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 5. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2016, 2015, or 2014, and no single customer represented more than 10% of total accounts receivable at December 31, 2016, 2015, or 2014.

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

Property and Equipment and Long-Lived Assets

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Accumulated depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $3.6 million and $3.0 million, respectively.

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

Investment, at Cost

In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata), a privately-held company, for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. In March 2013, we received cash proceeds of $3.1 million in exchange for our ownership interest in Verinata resulting in a gain of $1.8 million. During 2014, we received cash proceeds of $0.3 million from the escrow account related to the acquisition. We recorded these amounts as Gain from sale of investment in Verinata in the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2014. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million in Other Assets and Gain from sale of investment in Verinata in the accompanying consolidated statement of operations for the year ended December 31, 2015. In January 2016, we received payment of $2.3 million and it was recorded in net cash provided by investing activities in the consolidated statement of cash flows.

Intangible Assets

Our intangible assets include developed technology, patents and licenses. We evaluate our intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly. We did not recognize any impairment on intangible assets for any of the periods presented herein.

Product Warranties

We generally provide a one-year warranty on our instruments. We accrue for estimated warranty obligations at the time of product shipment. We periodically review our warranty liability and record adjustments based on the terms of warranties provided to customers, and historical and anticipated warranty claim experience. This expense is recorded as a component of cost of product revenue in the consolidated statements of operations.

Revenue Recognition

We generate revenue from sales of our products, services, license agreements, and government grants. Our products consist of instruments and consumables, including IFCs, assays, and reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. We assess collectability based on factors such as the customer’s creditworthiness and past collection history, if applicable. If collection is not reasonably assured, revenue recognition is deferred until receipt of payment. We also assess whether a price is fixed or determinable by, among other things, reviewing contractual terms and conditions related to payment. Delivery occurs when there is a transfer of title and risk of loss passes to the customer. Revenue excludes taxes collected from our customers.

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

Advertising Costs

We expense advertising costs as incurred. We incurred advertising costs of $2.3 million, $2.9 million and $4.2 million during 2016, 2015, and 2014, respectively.

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

Stock-Based Compensation

We account for stock options and restricted stock units granted to employees and directors based on the fair value of the awards. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

 Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at December 31, 2014	$(745)	$(49)	$(794)
Change during the year	(327)	(23)	(350)
Ending balance at December 31, 2015	(1,072)	(72)	(1,144)
Change during the year	314	70	384
Ending balance at December 31, 2016	$(758)	$(2)	$(760)

De minimus amounts of unrealized gains and losses have been reclassified into the consolidated statement of operations for the years ended December 31, 2015 and 2016.

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

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	At December 31,
	2016	2015	2014
Stock options, restricted stock units and performance awards	4,622	3,905	3,736
Convertible notes	3,598	3,598	3,598
Total	8,220	7,503	7,334

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 regarding ASC (Topic 606) Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 and ASU 2016-12 will be effective for our fiscal year beginning January 1, 2018, with early adoption permitted. While we have not completed our assessment of the new revenue recognition standard, we currently expect that this new standard will not have a material impact on our consolidated financial statements. We expect to adopt ASU 2014-09 in the first quarter of 2018.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for our interim and annual financial statements beginning in the first quarter of 2016. We applied this guidance in our financial statements commencing the first quarter of 2016. Unamortized debt issuance costs of $1.0 million as of December 31, 2015 were reclassified from other non-current assets to a deduction from Convertible Notes, net in the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It will be effective for our interim and annual financial statements beginning in the first quarter of 2017 and early adoption is permitted. We will adopt this standard in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, effective for annual periods beginning after December 15, 2016. The amendments in this update require that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current, and an entity shall not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions. We elected to early adopt this guidance in the fourth quarter of 2016 on a prospective basis. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payments, including changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 will be effective for our fiscal year beginning January 1, 2017. We will adopt this standard in the first quarter of 2017 by recording the cumulative impact of applying this guidance to retained earnings, which is not expected to be material. We will also elect to account for forfeitures as they occur, as permitted by ASU 2016-09.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. ASU 2016-18 will be effective for our fiscal year beginning after January 1, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying The Test for Goodwill Impairment. The new guidance intends to simplify the subsequent measurement of goodwill. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU will be effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020, with early adoption permitted. We are currently evaluating the adoption of this ASU and cannot estimate the financial statement impact of adoption.

There have been no other changes in accounting standards issued by the FASB during the year ended December 31, 2016 that are expected to have a material impact on our financial position, results of operations or cash flows.

3. Intangible Assets, net

Developed Technology

In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization expense for the years ended December 31, 2016, 2015 and 2014 was $11.2 million, $11.2 million and $9.8 million, respectively. For further discussion related to intangible assets acquired in 2014 from the DVS acquisition, see Note 4.

Patents

On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and we incurred transaction costs of approximately $0.3 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets from Helicos are being amortized to research and development expense over their useful life of ten years. Related amortization expense was $127,000 for each of the years ended 2016, 2015 and 2014 .

On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer Health Sciences, Inc. (PerkinElmer) pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement, between Fluidigm Canada Inc. and PerkinElmer. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. The Patents are being amortized to cost of product revenue through their useful life. Related amortization expense for the years ended December 31, 2016 and 2015 was $0.9 million and $0.1 million, respectively.

Licenses

On June 30, 2011, we settled certain litigation and entered into a series of patent license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary, Applied Biosystems, LLC (collectively, Life). The agreements resulted in a net $3.0 million payment by us to Life, which was recognized as a litigation settlement expense. The agreements also provide for various royalty payments on future sales of certain products by each of the parties. Such royalty payments or receipts have not been and are not expected to be material to us. Under the terms of the agreements, in July 2011, we paid Life $2.0 million in connection with the exercise of our option to limit or preclude certain patent litigation between us and Life for a period of two to four years. As a result, subject to certain exceptions, Life may not initiate litigation under its patents existing as of June 30, 2011 against us, with respect to its current products and equivalent future products, for a period of four years. The additional payment was included in other assets and is being amortized to selling, general and administrative expense over four years on a straight-line basis beginning in July 2011. The additional payment is being amortized to selling, general and administrative expense because it precludes Life from initiating litigation for a period of four years under its relevant patents for any alleged prior and future infringement by us, and because such preclusion relates to our equivalent future products. We recognized $0.3 million and $0.5 million of amortization expense during 2015 and 2014, respectively. The patent licenses were fully amortized in 2015.

In May 2011, we entered into an agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company (Caliper), to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend this license to cover additional fields. Additional payments are due if we exercise our option to extend the license. Under this agreement, we made an up-front payment of $0.6 million and our obligation to pay royalties to Caliper commenced in January 2012. In August 2011, we entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which we are obligated to make royalty payments was shortened, with the last payment due in mid-2018 for our existing products at the time of amendment and their future equivalents. If any of our future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when our royalty payment obligations are expected to terminate based upon our current products. We recognized $0.3 million in cost of product revenue during each year of 2016, 2015, and 2014. Our future royalty payments are not expected to be material.

Intangible assets include developed technology as a result of the DVS acquisition and other intangible assets included in the Other non-current assets. Intangible assets, net were as follows (in thousands):

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(32,200)	$79,800	10.0 years
Patents and licenses	11,224	(4,533)	6,691	7.9 years
Total intangible assets, net	$123,224	$(36,733)	$86,491

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(21,000)	$91,000	10.0 years
Patents and licenses	11,224	(3,330)	7,894	7.9 years
Total intangible assets, net	$123,224	$(24,330)	$98,894

Based on the carrying value of intangible assets, net as of December 31, 2016, the annual amortization expense for intangible assets, net is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$12,390
2018	12,325
2019	12,234
2020	12,234
2021	12,079
Thereafter	25,229
Total	$86,491

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

The contractual price for the acquisition was $207.5 million, subject to certain adjustments as specified in the merger agreement. The measurement period for the acquisition ended February 12, 2015. The aggregate purchase price was $199.9 million, as detailed in the table below (in thousands):

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

The results of DVS's operations have been included in the consolidated financial statements since the date of acquisition, including $20.7 million in revenue for the year ended December 31, 2014.

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. The following table summarizes the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Allocation of Purchase Price
Cash and cash equivalents	$8,405
Accounts receivable, net	7,698
Inventories	3,489
Prepaid expenses and other current assets	1,482
Property and equipment, net	1,202
Developed technology	112,000
Goodwill	104,108
Other non-current assets	88
Total assets acquired	238,472
Accounts payable	(1,114)
Accrued compensation and related benefits	(761)
Other accrued liabilities	(1,204)
Deferred revenue, current	(1,844)
Tax payable	(45)
Deferred tax liability	(31,942)
Deferred revenue, non-current	(1,629)
Net assets acquired	$199,933

The $104.2 million of goodwill recognized as part of the transaction is attributable primarily to expected synergies and other benefits from the acquisition, including expansion of our addressable market from the single-cell genomics market to the larger single-cell biology market and the ability to leverage our larger global commercial sales organization and infrastructure to expand awareness of DVS's products and technology. Goodwill is not deductible for income tax purposes. The only change to goodwill between the Acquisition Date and December 31, 2014 was an adjustment of $0.1 million to the deferred taxes liability resulting from the final tax analysis during the measurement period. There were no changes in goodwill between December 31, 2015 and December 31, 2016.

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event requires an expedited analysis. During the fourth quarters of 2016 and 2015, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years.

Acquisition Costs

Acquisition-related expenses were $10.7 million in 2014 and primarily included accelerated vesting of certain DVS restricted stock and options, and consulting, legal, and investment banking fees. These costs are included within the acquisition-related expenses line of the consolidated statements of operations. No such costs were incurred in 2016 or 2015.

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

(in thousands)	Year Ended December 31
	2014	2013
Pro forma total revenue	$120,245	$98,459
Pro forma net loss	$(55,249)	$(37,906)

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

5. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant category within the fair value hierarchy (in thousands):

	December 31, 2016
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Assets:
Cash	$13,984	$—	$—	$13,984	$13,984	$—	$—
Available-for-sale:
Level I:
Money market funds	21,061	—	—	21,061	21,061	—	—
Level II:
U.S. government and agency securities	24,388	1	(4)	24,385	—	24,385	—
Total	$59,433	$1	$(4)	$59,430	$35,045	$24,385	$—

	December 31, 2015
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Assets:
Cash	$17,889	$—	$—	$17,889	$17,889	$—	$—
Available-for-sale:
Level I:
Money market funds	11,228	—	—	11,228	11,228	—	—
Level II:
U.S. government and agency securities	72,420	—	(72)	72,348	—	65,855	6,493
Total	$101,537	$—	$(72)	$101,465	$29,117	$65,855	$6,493

The contractual maturity periods of $24.4 million of debt securities are within one year from December 31, 2016.

There were no transfers between Level I and Level II measurements during the year ended December 31, 2016, and there were no changes in the valuation techniques used.

Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2016, 2015, and 2014. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

The estimated fair value of the 2.75% Convertible Notes is based on a market approach (See Note 7 for Convertible Notes). The estimated fair value was approximately $139.7 million and $118.8 million (par value $201.3 million) as of December 31, 2016 and December 31, 2015, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

6. Balance Sheet Data

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
Cash and cash equivalents:	2016	2015
Cash	$13,984	$17,889
Money market funds	21,061	11,228
Total	$35,045	$29,117

Inventories

Inventories consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
Inventories:	2016	2015
Raw materials	$8,919	$6,829
Work-in-process	1,742	2,442
Finished goods	9,453	8,653
Total inventories, net	$20,114	$17,924

Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
Property and equipment:	2016	2015
Computer equipment and software	$5,497	$5,048
Laboratory and manufacturing equipment	23,670	21,783
Leasehold improvements	8,747	5,875
Office furniture and fixtures	2,084	1,584
Property and equipment, gross	39,998	34,290
Less accumulated depreciation and amortization	(24,084)	(19,618)
Construction-in-progress	611	586
Property and equipment, net	$16,525	$15,258

Product Warranties

Activity for our warranty accrual for the years ended December 31, 2016 and 2015, which are included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$1,076	$1,178
Accrual for current period warranties	885	672
Warranty costs incurred	(938)	(774)
Ending balance	$1,023	$1,076

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

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds.

In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS (now Fluidigm Sciences Inc.) (See Note 4). Interest expense related to the Notes was approximately $5.8 million, $5.8 million and $5.3 million during 2016, 2015 and 2014, respectively. Accrued interest related to the Notes as of December 31, 2016 and 2015 were both $2.3 million, respectively, which were included in Other current liabilities. Approximately $5.5 million of interest under the Notes were paid for each year ended December 31, 2016 and 2015, respectively.

The carrying values of the components of the Notes are as follows (in thousands):

	December 31,
	2016	2015
Principal amount of Notes	$201,250	$201,250
Unamortized debt discount	(5,330)	(5,566)
Unamortized debt issuance cost	(969)	(1,011)
Net carrying value of convertible notes	$194,951	$194,673

8. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through 2026. We also leased office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom, with various expiration dates through March 2026. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $6.3 million, $5.2 million, and $4.0 million for 2016, 2015, and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments
2017	$4,285
2018	4,445
2019	4,769
2020	2,550
2021	1,379
Thereafter	2,605
Total	$20,033

Other Commitments

In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2016, these commitments through the next two years were approximately $4.2 million.

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

Since October 2015, we have been incurring legal expenses in the defense of claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. On December 21, 2015, Thermo filed a complaint in the Circuit Court for the County of Kalamazoo of Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief.

Contingencies

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, we review the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and may revise estimates.

As of December 31, 2016, we had an aggregate legal contingency accrual based on our estimate of the probable losses before considering insurance proceeds, if any, and does not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The amount of our legal contingency accrual was not material as of December 31, 2016.

9. Stock-Based Compensation

2011 Equity Incentive Plan

On January 28, 2011, our board of directors adopted the 2011 Equity Incentive Plan (the 2011 Plan) under which incentive stock options, non-statutory stock options, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares may be granted to our employees, directors, and consultants.

Incentive stock options and non-statutory stock options granted under the 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than 10% of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair market value of the underlying common stock on the date of grant. Generally, outstanding options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.

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

As of December 31, 2016, the 2011 Plan had a total of 6,431,215 awards authorized for issuance.

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

Activity under the 2011 Plan, the 2009 Plan, and the 1999 Plan is as follows (in thousands, except per share amounts):

Stock options:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2015	1,535	3,242	$20.45
Additional shares authorized	1,000	—	—
Options granted	(978)	978	$7.44
Options exercised	—	(57)	$4.04
Options canceled	603	(603)	$23.53
Balance at December 31, 2016	2,160	3,560	$16.62

Restricted Stock units:

	Number of Nonvested and Outstanding Units	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2015	663	$32.48
RSUs granted	940	$7.06
RSUs vested	(328)	$24.71
RSUs canceled	(210)	$17.82
Balance at December 31, 2016	1,065	$15.31

We determine stock-based compensation expense using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	43.4%	46.3%	57.5%
Expected life	6.0 years	5.9 years	5.9 years
Risk-free interest rate	1.4%	1.8%	1.5%
Dividend yield	—	—	—
Weighted-average fair value of options granted	$3.19	$13.89	$9.80

Expected volatility is derived by combining data from our historical volatilities and historical volatilities of unrelated public companies within the life sciences industry. Each company’s historical volatility is weighted and combined to produce the single volatility factor used by us. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected life. Given our limited history as a public company, we used the “simplified” method to estimate expected lives of options granted to the various employee groups. The “simplified” method calculates the expected life of an option as the average of the time-to-vesting and the contractual life of the options. Forfeitures were estimated based on an analysis of actual forfeitures. We periodically evaluate the adequacy of our forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Each of these inputs is subjective and generally requires significant judgment by us. Also required to compute the fair value calculation of options is the fair value of the underlying common stock.

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

Additional information regarding our stock options outstanding and exercisable as of December 31, 2016 is summarized in the following table:

	Options Outstanding
Exercise Price Per Share	Number of Shares	Weighted-Average Remaining Contractual Life	Options Exercisable
	(In Thousands)	(In Years)	(In Thousands)
$0.64 - $4.76	148	3.1	147
$4.76 - $9.51	932	8.8	176
$9.52 - $14.27	340	7.1	203
$14.27 - $19.02	1,540	5.6	1,513
$19.03 - $23.78	71	7.8	64
$23.79 - $28.53	105	7.8	74
$28.54 - $33.29	27	6.7	21
$33.30 - $38.04	6	8.0	3
$38.05 - $42.80	186	7.9	95
$42.81 - $47.55	205	7.0	146
	3,560	6.8	2,442

Options exercisable as of December 31, 2016 had a weighted-average remaining contractual life of 5.8 years, a weighted-average exercise price per share of $18.01, and an aggregate intrinsic value of $0.6 million.

Options outstanding that have vested as of December 31, 2016 or are expected to vest in the future are summarized as follows:

	Number of shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(In Thousands)		(In Years)	(In Thousands)
Vested	2,442	$18.01	5.8	$589
Expected to vest, net of estimated forfeitures	932	$13.24	9.1	354
Total vested and expected to vest, net of forfeitures	3,374	$16.69	6.7	$943

(1)
Aggregate intrinsic value was calculated as the difference between the closing stock price on the last trading day of 2016, which was $7.28, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during 2016, 2015, and 2014 was $0.3 million, $13.7 million, and $12.8 million, respectively.

The total intrinsic value of RSUs vested and released during the year ended December 31, 2016, 2015 and 2014 were approximately $2.4 million, $1.8 million and $1.4 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2016, the number of RSUs outstanding and expected to vest was 883,570, with a total intrinsic value of $6.4 million. The intrinsic value of the outstanding and expected to vest RSUs is calculated based on the market value of the Company's closing stock price as of December 30, 2016 of $7.28, the last market trading day of 2016.

There were no stock-based compensation tax benefits recognized during 2016, 2015, or 2014. Capitalized stock-based compensation costs were insignificant at December 31, 2016, 2015, and 2014.

As of December 31, 2016, there was $15.8 million of total unrecognized compensation cost related to stock-based compensation arrangements that is expected to be recognized over an average period of 2.3 years.

During 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. The Company recognizes stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. We did not recognize any expense related to these performance awards during 2016.

10. Income Taxes

Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(65,211)	$(46,757)	$(41,559)
International	(14,966)	(8,033)	(16,146)
Loss before income taxes	$(80,177)	$(54,790)	$(57,705)

Significant components of our benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$(30)	$—
State	(14)	(14)	(20)
Foreign	286	(1,319)	(254)
Total current tax benefit (expense)	272	(1,363)	(274)
Deferred:
State	—	—	2,042
Foreign	3,920	2,838	3,107
Total deferred benefit	3,920	2,838	5,149
Total benefit for income taxes	$4,192	$1,475	$4,875

Reconciliation of income taxes at the statutory rate to the benefit from (provision for) income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State tax credit (expense), net of federal benefit	2.2	1.4	(1.5)
Foreign tax expense	(0.7)	(1.9)	(3.7)
Change in valuation allowance	(31.2)	(28.6)	(21.1)
Federal research and development credit	1.3	2.6	2.7
Unrecognized tax benefit	(1.3)	(1.8)	(0.7)
Return to provision reconciliation	1.5	(1.2)	—
Other, net	(0.6)	(1.9)	(1.2)
Effective tax rate	5.2%	2.6%	8.5%

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$123,913	$104,291
Reserves and accruals	4,281	2,922
Depreciation and amortization	712	548
Tax credit carryforwards	12,584	11,098
Stock-based compensation	7,057	7,185
Total gross deferred tax assets	148,547	126,044
Valuation allowance on deferred tax assets	(146,285)	(124,137)
Total deferred tax assets, net of valuation allowance	2,262	1,907
Deferred tax liabilities:
Fixed asset and intangibles	(22,000)	(25,565)
Total deferred tax liabilities	(22,000)	(25,565)
Net deferred tax liability	$(19,738)	$(23,658)

We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $22.1 million and $14.0 million during 2016 and 2015, respectively. The change in valuation allowance is mainly due to a significant increase in the current year taxable loss and an increase in research development credits.

The valuation allowances of $146.3 million and $124.1 million as of December 31, 2016 and 2015, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. We believe it is more likely than not that U.S. federal, California, Japan and Singapore deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the federal U.S., the state of California, Japan and Singapore.

A reconciliation of the beginning and ending amount of the valuation allowance for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

Valuation Allowance
December 31, 2013	$96,275
Charges to earnings	—
Charges to other accounts	13,892
December 31, 2014	110,167
Charges to earnings	—
Charges to other accounts	13,970
December 31, 2015	124,137
Charges to earnings	—
Charges to other accounts	22,148
December 31, 2016	$146,285

As of December 31, 2016, we had net operating loss carryforwards for U.S. federal income tax purposes of $376.0 million, which expire in the years 2021 through 2037, and U.S. federal research and development tax credits of $7.9 million, which expire in the years 2021 through 2037. As of December 31, 2016, we had net operating loss carryforwards for state income tax purposes of $186.4 million, which expire beginning in 2017 through 2037, and California research and development tax credits of $9.4 million, which do not expire. As of December 31, 2016, we had foreign net operating loss carryforwards of $2.5 million, which expire in the years 2017 through 2037.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law. This law establishes the permanency of U.S. research and development credits. We recorded approximately $0.5 million which was fully offset by a valuation allowance in the current year.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In 2015, we completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2015, which excluded the net operating loss carryforwards for DVS prior to the acquisition, and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal net operating losses by $1.2 million. In 2016, we performed a Section 382 analysis for the period from January 1, 2014 through December 31, 2016 and determined that an ownership change did not occur during such period. See Note 13 for a discussion of our Tax Benefit Preservation Plan.

We have not provided for U.S. federal and state income taxes on any of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016, because such earnings are intended to be indefinitely reinvested. If we were to distribute such earnings of $2.7 million in the form of dividends or otherwise, we may be subject to withholding taxes of approximately $46,000 . However, since such subsidiaries’ earnings are permanently reinvested, no deferred tax liabilities were accrued for that amount as of December 31, 2016.

Effective January 1, 2010, we obtained approval for Pioneer Tax Status in Singapore. The Pioneer Tax Status allowed a full exemption from Singapore corporate tax related to contract manufacturing activities through the effective period subject to the achievement of certain milestones. Effective January 1, 2015, our Pioneer Tax Status was replaced by a Development and Expansion Incentive, or DEI, which provides a reduced tax rate of 5% for qualifying income in Singapore through 2019, if certain milestones are met. Due to the lower mix of genomics production activities, we expect that we will not be able to fulfill the DEI milestones. Due to available capital allowances, we have not benefited from the reduced tax rate through December 31, 2016, and may not benefit from the incentive in future years if the incentive is withdrawn.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during 2016, 2015, and 2014 were as follows (in thousands):

December 31, 2013	$6,848
Increases in balances related to tax positions taken during current period	832
Decreases in balances related to tax position taken during prior period	(8)
December 31, 2014	7,672
Increases in balances related to tax positions taken during current period	1,049
Decreases in balances related to tax positions taken during prior period	(59)
December 31, 2015	8,662
Increases in balances related to tax positions taken during a prior period	46
Increases in balances related to tax positions taken during current period	1,673
Decreases in balances related to tax positions taken during prior period	(1,048)
December 31, 2016	$9,333

Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2016 and 2015.

As of December 31, 2016, there are no unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2009 are open to examination in various foreign countries.

11. Employee Benefit Plans

We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2015, the Company implemented a match formula of 100% up to $2,000 annually, following a 4-year vesting schedule. Employer matching contributions to the 401(k) plan for the year ended December 31, 2016 and 2015 was $0.6 million and $0.5 million, respectively.

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

The following table represents our total revenue by geographic area of our customers for each year presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$52,637	$55,404	$59,674
Europe	29,739	36,772	33,045
Asia-Pacific	18,478	16,967	19,810
Other	3,592	5,569	3,927
Total	$104,446	$114,712	$116,456

Our license and grant revenue is primarily generated in the United States.

We had long-lived assets consisting of property and equipment, net of accumulated depreciation, in the following geographic areas (in thousands) as of:

	December 31,
	2016	2015	2014
United States	$6,145	$6,123	$5,317
Singapore	6,830	8,014	7,624
Canada	3,503	1,065	837
Europe	43	47	75
Asia-Pacific	4	9	36
Total	$16,525	$15,258	$13,889

Sales to customers in China represented 11% or $11.1 million, of total revenues for 2016. For the years ended December 31, 2015 and 2014, sales to China did not exceed 10%.

13. Shareholders' Equity

On November 21, 2016, our board of directors adopted a Tax Benefit Preservation Plan, or the tax benefit preservation plan. In connection with the adoption of the tax benefit preservation plan, the board of directors authorized and declared a dividend distribution of one right, a Right, for each outstanding share of common stock of the Company to stockholders of record as of the close of business on December 1, 2016, or the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, or the Preferred Shares, of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in the tax benefit preservation plan. The Company expects to submit the tax benefit preservation plan to a stockholder vote at the Company’s 2017 Annual Meeting of Stockholders.

By adopting the tax benefit preservation plan, the board of directors is seeking to protect our ability to use our net operating losses, any loss or deduction attributable to a “net unrealized built-in loss” and other tax attributes, or the Tax Benefits. We view the Tax Benefits as highly valuable assets that are likely to inure to the benefit of us and our stockholders. However, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, or the Code, our ability to use the Tax Benefits could be substantially limited, and the timing of the usage of the tax benefits could be substantially delayed, which could significantly impair the value of the Tax Benefits. Generally, an “ownership change” occurs if the percentage of our stock owned by one or more “five percent stockholders” increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by us. the tax benefit preservation plan is intended to deter acquisitions of 4.99% or more of the outstanding shares of common stock by any person without the approval of the board of directors. This would protect the tax benefits because changes in ownership by a person owning less than 4.99% of the shares of common stock are not included in the calculation of “ownership change” for purposes of Section 382 of the Code.

The Rights will expire on the earliest to occur of (i) 5:00 p.m., New York City time, on November 21, 2019 (unless such date is extended); (ii) the redemption or exchange of the Rights; (iii) following (a) the first annual meeting of the stockholders after the adoption of the tax benefit preservation plan if our stockholders do not approve the tax benefit preservation plan or (b) the first anniversary of the adoption of the tax benefit preservation plan if our stockholders have not otherwise approved the tax benefit preservation plan; (iv) the repeal of Section 382 of the Internal Revenue Code or any other change if our board of directors determines that the tax benefit preservation plan is no longer necessary or desirable for the preservation of our net operating losses; (v) the time at which we determine that the Tax Benefits associated with the net operating losses either are fully utilized or no longer available pursuant to Section 382 or that an ownership change pursuant to Section 382 would not adversely impact in any material respect the time period in which we could use the net operating losses or materially impair the amount of the net operating losses that could be used by us in any particular time period for applicable tax purposes; or (vi) a determination by our board of directors that the tax benefit preservation plan is no longer in our best interests and the best interest of our stockholders.

14. Subsequent Events

2011 Equity Incentive Plan

On January 1, 2017, 1,000,000 shares were added to the 2011 Plan share reserve pursuant to an “evergreen” provision contained in the 2011 Plan. Pursuant to such provision, on January 1 of each fiscal year beginning with the 2012 fiscal year, the number of shares available for issuance under the 2011 Plan is automatically increased in an amount equal to the least of (i) 1,000,000 shares of the Company’s common stock, (ii) four percent (4%) of the number of shares of the Company’s common stock outstanding on December 31 of the preceding fiscal year, or (iii) such number of shares of the Company’s common stock determined by the board of directors.

2017 Inducement Award Plan

On January 5, 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (the “Inducement Plan”) and reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2011 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ Inducement Award exception. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules.

15. Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the years ended December 31, 2016 and 2015 are as follows (in thousands, except for per share amounts):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$29,003	$28,168	$22,191	$25,084
Net loss	$(19,884)	$(18,617)	$(19,787)	$(17,697)
Net loss per share, basic and diluted	$(0.69)	$(0.64)	$(0.68)	$(0.61)
2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$26,729	$28,618	$28,643	$30,722
Net loss	$(15,931)	$(15,236)	$(9,269)	$(12,879)
Net loss per share, basic and diluted	$(0.56)	$(0.53)	$(0.32)	$(0.45)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2016. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this Item 10 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors,” “Election of Class I Directors,” “Executive Officers,” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.” Such amendment to our Form 10-K or Proxy Statement for our 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors” and “Executive Compensation.” Such amendment to our Form 10-K or Proxy Statement for our 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Security Ownership.” Such amendment to our Form 10-K or Proxy Statement for our 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the headings “Corporate Governance and Board of Directors” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance.” Such amendment to our Form 10-K or Proxy Statement for our 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included either (i) in an amendment to this Annual Report on Form 10-K or (ii) incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.” Such amendment to our Form 10-K or Proxy Statement for our 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2016
Accounts receivable allowance	$103	$484	$(85)	$502
Year ended December 31, 2015
Accounts receivable allowance	$120	$23	$(40)	$103
Year ended December 31, 2014
Accounts receivable allowance	$36	$103	$(19)	$120

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2016
Warranty allowance	$1,076	$885	$(938)	$1,023
Year ended December 31, 2015
Warranty allowance	$1,178	$672	$(774)	$1,076
Year ended December 31, 2014
Warranty allowance	$344	$2,089	$(1,255)	$1,178

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: March 2, 2017	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Christopher Linthwaite and Vikram Jog, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	March 2, 2017
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial Officer)	March 2, 2017
Vikram Jog
/s/ Jennifer Lee	Vice President, Controller (Principal Accounting Officer)	March 2, 2017
Jennifer Lee
/s/ Samuel D. Colella	Chairman of the Board of Directors	March 2, 2017
Samuel D. Colella
/s/ Gerhard F. Burbach	Director	March 2, 2017
Gerhard F. Burbach
/s/ Evan Jones	Director	March 2, 2017
Evan Jones
/s/ Patrick S. Jones	Director	March 2, 2017
Patrick S. Jones
/s/ John A. Young	Director	March 2, 2017
John A. Young

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	1/13/2017
4.2	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Reserved.
4.6	Tax Benefit Preservation Plan, dated as of November 21, 2016, by and between Fluidigm Corporation and Computershare Inc., as Rights Agent.	8-K	4.1	11/22/2016
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of Fluidigm Corporation, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of Fluidigm Corporation.	S-1/A	10.4	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and Fluidigm Corporation, effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and Fluidigm Corporation effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and Fluidigm Corporation dated December 22, 2004.	S-1	10.9	12/3/2010
10.10#	Fluidigm Corporation 2017 Inducement Award Plan and related form agreements.	8-K	10.1	1/11/2017
10.11#	Offer Letter to Jennifer Lee date March 30, 2016.	8-K	10.1	5/23/2016
10.12	Reserved.
10.13#	Amended and Restated Offer Letter to Steven C. McPhail, dated February 28, 2017.	Filed herewith
10.14#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012
10.15#†	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016.	10-Q	10.1	11/9/2016
10.16#	Employment and Severance Agreement, effective as of August 1, 2016, by and between Fluidigm Corporation and Stephen Christopher Linthwaite	10-Q	10.2	11/9/2016
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter dated May 3, 2010 to Fredric Walder and Addendum thereto dated November 8, 2010.	8-K	10.18	4/4/2011
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and Fluidigm Corporation, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.19B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated June 4, 2014.	10-Q	10.3	8/4/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.19C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.19D	Sixth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated December 8, 2015.	8-K	10.1	12/14/2015
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.21	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.22	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015
10.23†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.24#	Form of Award Agreement for purposes of the Retention Program.	8-K	10.1	2/10/2016
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26#	Letter Agreement between Fluidigm Corporation and William M. Smith, Fluidigm Corporation's Executive Vice President of Legal Affairs and General Counsel, dated March 4, 2014.	10-Q	10.2	5/12/2014
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
10.29#	Separation Agreement and Release between Gajus V. Worthington and Fluidigm Corporation dated October 19, 2016.	8-K	99.1	10/24/2016
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.	Filed herewith
21.1	Subsidiaries of Fluidigm Corporation.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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