Form 10-K/A
period 2016-12-31
FLUIDIGM CORP
filed 2017-04-28
CIK 1162194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10‑K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 001-34180

FLUIDIGM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0513190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7000 Shoreline Court, Suite 100 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code))
Registrant’s telephone number, including area code: (650) 266‑6000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.001 Par Value per Share Preferred Share Purchase Rights	Name of each exchange on which registered The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $262,199,821 (based on a closing sale price of $9.03 per share as reported for the NASDAQ Global Select Market on June 30, 2016). Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2017 was 29,291,677.
DOCUMENTS INCORPORATED BY REFERENCE
None.______________________________________________.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fluidigm Corporation, a Delaware corporation (referred to as “Fluidigm”, “we”, “us”, or “our”) for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017 (the “Original 10-K”), is being filed for the purpose of including the information required by Part III of Form 10-K. Fluidigm does not anticipate filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2016. Therefore, the information required by Part III of Form 10-K will not be incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders. Part III, Items 10-14, of our Original 10-K are hereby amended and restated in their entirety.
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

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Board of Directors
Our board of directors is currently comprised of eight members and is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a term of three years to succeed the class of directors whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2017 for the Class I directors, 2018 for the Class II directors, and 2019 for the Class III directors.
The following table sets forth the names, ages as of March 31, 2017, and certain other information for each of our current directors:

Name	Class	Age	Position	Director Since
Evan Jones(1)(2)	I	60	Director	2011
Patrick S. Jones(1)	I	72	Director	2011
John A. Young(2)(3)	II	84	Director	2001
Gerhard F. Burbach(1)(2)	II	55	Director	2013
Carlos Paya(3)	II	58	Director	2017
Samuel D. Colella(2)(3)	III	77	Chairman	2000
Stephen Christopher Linthwaite	III	45	President, Chief Executive Officer and Director	2016
Nicolas Barthelemy(2)	III	51	Director	2017

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating and corporate governance committee
Class I Directors (Term Expiring in 2017)
Evan Jones, age 60, has served as a member of our board of directors since April 2011. Since 2007, Mr. Jones has served as managing member of jVen Capital, LLC, a life sciences investment company. He also serves as chairman and chief executive officer of OpGen, Inc. (NASDAQ: OPGN), a publicly-traded precision medicine company using molecular diagnostics and bioinformatics to combat infectious diseases. Previously, he co-founded Digene Corporation, or Digene, a publicly-traded biotechnology company focused on women’s health and molecular diagnostic testing that was sold to Qiagen, N.V. (NASDAQ: QGEN) in 2007. He served as chairman of Digene’s board of directors from 1995 to 2007, as Digene’s chief executive officer from 1990 to 2006, and as Digene’s president from 1990 to 1999. From 2008 to 2013, Mr. Jones also served as a member of the board of directors of CAS Medical Systems, Inc. (NASDAQ: CASM), a developer of patient vital signs monitoring products and technologies. In addition, Mr. Jones has served as a member of the board of directors of Foundation Medicine, Inc. (NASDAQ: FMI), a molecular information company dedicated to transformations in cancer care, since 2013, and Veracyte, Inc. (NASDAQ: VCYT), a molecular cytology company, since 2008. Mr. Jones received a B.A. from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Jones’ extensive experience in the molecular diagnostic testing industry, as chief executive officer of a public company focused on molecular diagnostic testing, as well as his service as a director of other public and private companies, qualifies him to serve on our board of directors.
Patrick S. Jones, age 72, has served as a member of our board of directors since March 2011. Mr. Jones has been a private investor since March 2001. Mr. Jones currently serves as chairman of Inside Secure SA (PAR: INSD.PA), a company that makes digital security solutions. He also serves on the board of directors of Talend SA (NASDAQ: TLND), a data integration software company, and Itesoft SA (PAR: ITE.PA), a business process automation software company. From 2005 to May 2015, Mr. Jones served on the board of directors of Lattice

Semiconductor Corporation (NASDAQ: LSCC), a fabless semiconductor company. From 2012 to 2013, Mr. Jones served as chairman of Dialogic Inc. (OTC: DLGC), a communications technology company. From 2005 to 2012, Mr. Jones served as chairman of Epocrates, Inc., a provider of clinical solutions to healthcare professionals and interactive services to the healthcare industry, which was acquired by athenahealth, Inc. in 2013. From 2007 to 2012, Mr. Jones also served on the board of directors of Openwave Systems Inc., a telecom infrastructure software provider that changed its name to Unwired Planet (NASDAQ: UPIP) in 2012. From 2007 to 2011, Mr. Jones served on the board of directors of Novell, Inc., an enterprise infrastructure software provider that was sold to Attachmate Corporation in 2011. From June 1998 to March 2001, Mr. Jones was the senior vice president and chief financial officer of Gemplus International S.A. (now GEMALTO N.V.), a provider of solutions empowered by smart cards. From March 1992 to June 1998, he was vice president of finance and corporate controller at Intel Corporation, a producer of microchips and communications products. Prior to that, Mr. Jones served as chief financial officer of LSI Corporation (formerly known as LSI Logic), a semiconductor company. Mr. Jones received a B.A. from the University of Illinois and an M.B.A. from St. Louis University. We believe that Mr. Jones’ significant financial and accounting expertise and international business experience qualify him to serve on our board of directors.
Class II Directors (Term Expiring in 2018)
John A. Young, age 84, has been a member of our board of directors since March 2001. Mr. Young retired in October 1992 after having served as president and chief executive officer of Hewlett-Packard Company, a diversified electronics manufacturer, since 1978. Mr. Young served as a director of Affymetrix, Inc. (NASDAQ: AFFX), a provider of genomic analysis tools and reagents for genetic testing, from 1992 to 2010, and Vermillion, Inc. (NASDAQ: VRML), a molecular diagnostics company, from 1994 to 2008. He currently serves as a director of Nanosys, Inc., a private venture-backed semiconductor company specializing in nanotechnology. Mr. Young received a B.S. in electrical engineering from Oregon State University and an M.B.A. from Stanford University. We believe that Mr. Young’s extensive executive management experience qualifies him to serve on our board of directors. As previously disclosed in our Current Report on Form 8-K filed on March 2, 2017, Mr. Young has notified the Company that he intends to resign from our board of directors no later than our next annual meeting of stockholders.
Gerhard F. Burbach, age 55, has been a member of our board of directors since January 2013. Mr. Burbach currently serves as chairman of the board of directors of Autonomic Technologies, Inc., or ATI, a private medical device company focused on the treatment of severe headaches, and is chairman of the board of directors of Procyrion Inc., a private medical device company focused on the treatment of chronic heart failure. Mr. Burbach served as interim chief executive officer and president of ATI from December 2015 to April 2016. From January 2006 to September 2014, Mr. Burbach served as president, chief executive officer, and director of Thoratec Corporation (NASDAQ: THOR), a company that develops, manufactures, and markets proprietary medical devices used for circulatory support. In addition, from 2004 to February 2013, Mr. Burbach served as a member of the board of directors of Digirad Corporation (NASDAQ: DRAD), a company focused on diagnostic imaging products. From April 2005 to January 2006, Mr. Burbach served as president and chief executive officer of Digirad Corporation. From July 2003 to April 2005, he served as president and chief executive officer of Bacchus Vascular, Inc., a developer of catheter-based medical devices. From January 2001 to July 2003, he served as chief executive officer of Philips Nuclear Medicine, a division of Philips Electronics, and before its acquisition by Philips, he worked for four years for ADAC Laboratories, most recently as president. Mr. Burbach also spent six years with the management consulting firm of McKinsey & Company, Inc., where he was most recently a senior engagement manager in the firm’s healthcare practice. Mr. Burbach received a B.S. in Industrial Engineering from Stanford University in 1984 and an M.B.A. from Harvard business School in 1990. We believe that Mr. Burbach’s experience as a chief executive officer and director of other public life sciences companies qualifies him to serve on our board of directors.
Carlos Paya, M.D., Ph.D., age 58, has served as a member of our board of directors since March 2017. Since May 2011, Dr. Paya has served as president, chief executive officer and director of Immune Design Corp. He previously served as president of Elan Corporation, a pharmaceutical corporation, which was acquired by Perrigo Company, from November 2008 to April 2011. Before joining Elan Corporation, Dr. Paya was at Eli Lilly & Company, a pharmaceutical corporation, from September 2001 to November 2008, as vice president, Lilly Research Laboratories. From January 1991 to August 2001, Dr. Paya was professor of medicine, immunology, and pathology, and vice dean of the clinical investigation program at the Mayo Clinic in Rochester, Minnesota. He received his M.D. and Ph.D. degrees from the University of Madrid and underwent postdoctoral training at the Institute Pasteur, Paris,

France. We believe that Dr. Paya’s experience in the life sciences industry gives him the qualifications and skills to serve on our Board.
Class III Directors (Term Expiring in 2019)
Samuel D. Colella, age 77, has served as a member and chairman of our board of directors since July 2000. Mr. Colella is a managing director of Versant Ventures, a healthcare venture capital firm he co-founded in 1999, and has been a general partner of Institutional Venture Partners since 1984. Mr. Colella currently serves on the board of directors of Flexion Therapeutics, Inc. (NASDAQ: FLXN), a specialty pharmaceutical company. Mr. Colella also is currently a member of the board of directors of several private companies. Mr. Colella served on the board of directors of Genomic Health, Inc. (NASDAQ: GHDX), a molecular diagnostics company, from 2001 to 2014; Alexza Pharmaceuticals, Inc. (NASDAQ; ALXA), a pharmaceutical company, from 2002 to 2012; Jazz Pharmaceuticals, Inc. (NASDAQ: JAZZ), a biopharmaceutical company, from 2003 to 2012; Veracyte, Inc. (NASDAQ: VCYT), a diagnostics company, from 2006 to 2014; Solta Medical, Inc., a medical aesthetics company, from 1997 to 2007; and Symyx Technologies, Inc., a life science company that merged with Accelrys, Inc. from 1997 to 2007. Mr. Colella received a B.S. in business and engineering from the University of Pittsburgh and an M.B.A. from Stanford University. We believe that Mr. Colella’s broad understanding of the life science industry and his extensive experience working with emerging private and public companies, including prior service as chairman of boards of directors, qualifies him to serve on, and as chairman of our board of directors.
Stephen Christopher Linthwaite, age 45, joined Fluidigm as President and Chief Operating Officer in August 2016 and has served as our President, Chief Executive Officer, and Director since October 2016. From August 2003 to April 2016, Mr. Linthwaite held various managerial positions at Thermo Fisher Scientific Inc., a life sciences company, and prior to its acquisition by Thermo Fisher, at Life Technologies Corporation, a life sciences company, including president, genetic sciences division, from December 2014 to April 2016, president, genetic analysis platform, from September 2011 to December 2014, and various other managerial positions at Invitrogen prior to the creation of Life Technologies through a merger of Invitrogen and Applied Biosystems. Prior to joining Invitrogen, Mr. Linthwaite held various strategic consulting roles. Mr. Linthwaite served on the board of directors of Claritas Genomics, Inc. from December 2014 to April 2016. Mr. Linthwaite received a M.B.A. from the University of Virginia (Darden) School of Business, and a B.A. in Foreign Affairs from the University of Virginia. Prior to business school, Mr. Linthwaite served on active duty in the U.S. Army as an armor officer. We believe that Mr. Linthwaite's extensive industry experience with life sciences companies qualifies him to serve on our board.
Nicolas M. Barthelemy, age 51, has served as a member of our board of directors since March 2017. Mr. Barthelemy brings over 25 years of health-care industry experience to the director role. From 2014 to February 2017, Mr. Barthelemy served as the president and chief executive officer of Biotheranostics, Inc., a molecular diagnostics company. From 2010 until 2013, he served as president, global commercial operations at Life Technologies Corporation, a global life sciences company, which was acquired by Thermo Fisher Scientific Inc. in February 2014. Prior to that position, he led the $850M Cell Systems division from 2005 to 2010. Before Life Technologies, from 1996 to 2004, Mr. Barthelemy was with Biogen Inc., a biotechnology company, most recently as vice president, manufacturing and general manager for the company's manufacturing organization at Research Triangle Park. He began his career with Merck & Co., Inc. (NYSE: MRK), a pharmaceutical company, as a project engineer in the vaccine division and worked for the company from 1991 to 1996. Mr. Barthelemy currently serves as a member of the boards of directors of Repligen Corporation (NASDAQ: RGEN), a biotechnology company. He received an M.S. in Chemical Engineering from the University of California, Berkeley in 1991, and an engineering degree from Ecole Superieure de Physique et Chimie Industrielles, Paris in 1989. We believe that Mr. Barthelemy's extensive experience in manufacturing, distributing and commercializing life science instruments, reagents and services, his knowledge of the research and clinical markets as well as his relevant public board experience qualify him to serve on our board of directors.
Executive Officers

The names of our executive officers, their ages, their positions with Fluidigm and other biographical information as of March 31, 2017 are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Stephen Christopher Linthwaite	45	President, Chief Executive Officer, and Director
Vikram. Jog	60	Chief Financial Officer
Steven C. McPhail	63	Chief Commercial Officer
Mai Chan (Grace) Yow	58	Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd.
Nicholas Khadder	43	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Jennifer Lee	54	Vice President, Controller, and Principal Accounting Officer
Stephen Christopher Linthwaite. Please see the biographical information above in the section entitled “Board of Directors and Corporate Governance – Class III Directors (Term Expiring in 2019).”
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements in 2016. In making these statements, we have relied upon examination of the filings made with the SEC and the written representations of our directors and executive officers.
Fluidigm Policies on Business Conduct
We are committed to the highest standards of integrity and ethics in the way we conduct our business. We have adopted a code of ethics and conduct that applies to our board of directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other executive and senior officers. Our code of ethics and conduct establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws, and conflicts of interest.
Under our code of ethics and conduct, each of our directors, officers, and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigation of complaints relating to accounting or audit matters. These procedures have been adopted and are administered by our audit committee.
Our code of ethics and conduct is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. When required by the rules of the NASDAQ Global Select Market, also referred to as NASDAQ, or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of ethics and conduct for our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, or any member of our board of directors on our website at www.fluidigm.com in the Governance section of the Investors webpage, within four business days following the date of such amendment or waiver.
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
Audit Committee. Our audit committee currently consists of directors Patrick S. Jones, Evan Jones, and Gerhard F. Burbach. Patrick S. Jones is the chairman of the audit committee, who also served on the audit committee during 2016. Our board of directors has determined that each of Patrick S. Jones, Gerhard F. Burbach, and Evan Jones is independent and financially literate under the current rules and regulations of the SEC and NASDAQ, and that Patrick S. Jones qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.
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
Our audit committee operates under a written charter approved by our board of directors. The charter is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our audit committee held 10 meetings during 2016.
Compensation Committee. In 2016, our compensation committee consisted of directors Gerhard F. Burbach, Evan Jones, John A. Young, and Samuel D. Colella. In March 2017, Nicolas Barthelemy was also appointed to the compensation committee. Mr. Burbach is the chairman of our compensation committee. Each member of our compensation committee is an independent director under the applicable rules and regulations of the SEC and NASDAQ and an outside director as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code, as amended. Furthermore, if required to ensure compliance with Rule 16b-3 under the Exchange Act, a subcommittee of the compensation committee or the board of directors considers and approves the grant of equity awards to our executive officers.
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
Our compensation committee operates under a written charter approved by the board of directors, which is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our compensation committee held 11 meetings during 2016.
Nominating and Corporate Governance Committee. In 2016, our nominating and corporate governance committee consisted of directors Samuel D. Colella and John A. Young. In March 2017, Carlos Paya was also appointed to the nominating and corporate governance committee. Mr. Colella is the chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Samuel D. Colella, John A. Young and Carlos Paya is an independent director under the applicable rules and regulations of the SEC and NASDAQ.
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
Our nominating and corporate governance committee operates under a written charter approved by the board of directors, which is available on our website at http://investors.fluidigm.com/corporate-governance.cfm. Our nominating and corporate governance committee held four meetings during 2016.
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
This Compensation Discussion and Analysis provides information regarding the 2016 compensation awarded to, earned by, or paid to our named executive officers. These individuals were:

•	Stephen Christopher Linthwaite, our President and Chief Executive Officer;

•	Vikram Jog, our Chief Financial Officer;

•	Nicholas Khadder, our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary;

•	Steven C. McPhail, our Chief Commercial Officer;

•	Mai Chan (Grace) Yow, our Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd.;

•	Gajus V. Worthington, our former President and Chief Executive Officer;

•	William M. Smith, our former Executive Vice President, Legal Affairs, General Counsel and Secretary; and

•	Marc Unger, Ph.D., our former Executive Vice President, Research and Development and Marketing.
Management Changes During 2016
Mr. Linthwaite joined Fluidigm as our Chief Operating Officer and President on August 4, 2016. On October 19, 2016, he was appointed our Chief Executive Officer and President. Mr. Worthington resigned from his position of President and Chief Executive Officer effective October 19, 2016. Mr. Unger resigned from his position of Executive Vice President, Research and Development and Marketing effective December 12, 2016 following a leave of absence from the Company. Mr. Smith resigned from his position of Executive Vice President, Legal Affairs, General Counsel and Secretary effective June 6, 2016, but continued with the Company as an employee in a non-executive capacity through January 1, 2017. Mr. Khadder joined us as our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary on June 6, 2016. Mr. McPhail joined Fluidigm as General Manager, Production Genomics in May 2015 and became our Chief Commercial Officer in August 2016.
Overview
The compensation committee of our board of directors is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. The committee seeks to ensure that the total compensation paid to our executive officers is fair and reasonable. Currently, we have six executive officers, five of whom are our named executive officers. In addition, as required by the rules of the SEC, we have included Gajus Worthington, our former President and Chief Executive Officer, in our compensation table because he served as our Principal Executive Officer through October 2017, when Mr. Linthwaite became our President and Chief Executive Officer. Mr. Worthington continues to work with us as a consultant. We have also included William M. Smith, our former Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, and Marc Unger, our former Executive Vice President, Research and Development and Marketing, because they are former executive officers for whom disclosure would have been required if they had still been serving as executive officers as of December 31, 2016. As a group, we refer to these executive officers as our “named executive officers.” Details of 2016 compensation for our named executive officers can be found in the section entitled “Executive Compensation—Summary Compensation Table.”
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

•
Compensation should relate to performance. We believe that executive compensation should be directly linked to corporate as well as individual performance, including through the use of performance-based compensation.

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

We target total cash compensation for our executive officers, consisting of base salary and cash incentive bonuses, at approximately the 50th percentile of our peer group. Prior to 2016, we targeted long-term equity incentives for our executive officers between the 50th and 75th percentiles of our peer group. For 2016, we targeted equity incentives for our executive officers at approximately the 50th percentile of our peer group, which was reduced to manage available equity under our 2011 Equity Incentive Plan in 2016. For new executive officer hires, we establish initial base salaries through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, the base salaries of our other executive officers, and our most recent compensation survey of our peer group. Except as described herein, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between cash and non-cash compensation, among different forms of non-cash compensation, or with respect to long-term and short-term performance. The determination of our compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on its views of the relative importance of each component in meeting our overall objectives and factors relevant to the executive officer. An individual executive may be compensated above or below the targeted percentage based on factors such as performance, job criticality, experience and skill set. Since our initial public offering, cash compensation has played an increasing role in our compensation programs as we have sought to align compensation with our peer group. Nevertheless, equity compensation remains a meaningful element of our compensation philosophy.

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation
The compensation committee has principal responsibility for reviewing our executive compensation structure, evaluating the performance of our executive officers relative to our corporate objectives, and considering and approving executive compensation. Members of the compensation committee are appointed by our board of directors. During 2016, our compensation committee consisted of Samuel D. Colella, Evan Jones, John A. Young, and Gerhard F. Burbach. In March 2017, Nicolas Barthelemy was appointed to our compensation committee and our compensation committee now consists of Samuel D. Colella, Evan Jones, John A. Young, Nicolas Barthelemy and Gerhard F. Burbach. Our compensation committee held 11 meetings during 2016. Mr. Burbach has served as Chairman of the compensation committee since February 2015.
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
In determining each executive officer’s compensation, our compensation committee reviews our corporate financial performance and financial condition and assesses the performance of the individual executive officers. Individual executive officer performance is evaluated by our Chief Executive Officer, in the case of other executive officers, and by the compensation committee, in the case of our Chief Executive Officer. While our Chief Executive Officer provides input on his compensation, he does not participate in compensation committee or board deliberations regarding his own compensation. Our Chief Executive Officer meets with the compensation committee to discuss executive compensation matters and to make recommendations to the compensation committee with respect to other executive officers. The compensation committee may modify individual compensation components for executive officers and is not bound to accept the Chief Executive Officer’s recommendations. The compensation committee (or, in some cases, the independent members of the board) makes all final compensation decisions for our executive officers. In addition, it is the compensation committee’s practice to consult with the independent members of the board of directors prior to making material changes to our compensation policies.
Although we generally make many compensation decisions in the first quarter of the calendar year, the compensation evaluation process is ongoing. Compensation discussions and decisions are designed to promote our fundamental business objectives and strategy. Evaluation of management performance and rewards is performed annually or more often as needed.
2016 Advisory Stockholder Vote on Executive Compensation
We value the opinions of our stockholders. At the 2016 annual meeting of stockholders, more than 95% of shares voted on the say-on-pay proposal were in favor of our executive compensation program described in last year’s proxy statement. In light of this strong stockholder support, our compensation committee affirmed our general principles and objectives relating to executive compensation and continues to apply such principles and objectives to our executive compensation program.

Executive Compensation Surveys
Our compensation committee has the authority to engage the services of outside consultants. In 2015 and 2016, the compensation committee directly engaged Radford, an independent compensation consulting firm, as its compensation consultant to review our then-existing executive compensation program, assess the competitiveness of such program, and advise our compensation committee on matters related to executive compensation for 2016.
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
Radford reported directly to the compensation committee. The compensation committee assessed the independence of Radford taking into account, among other things, the enhanced independence standards and factors set forth in Exchange Act Rule 10C-1 and the applicable NASDAQ Listing Standards, and concluded that that there were no conflicts of interest with respect to the work that Radford performed for the compensation committee.
Benchmark Companies
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
2016 Base Salary. Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, the base salaries of our other executive officers, and our most recent compensation survey of our peer group. Thereafter, the compensation committee reviews the base salaries of our executive officers, including the named executive officers, annually and makes adjustments to base salaries as it determines to be necessary or appropriate. In February 2016, our compensation committee reviewed our executive officers’ base salaries in light of the 2015 Radford survey and general compensation trends in our industry. The 2015 Radford survey concluded that our 2015 executive base salaries placed us at approximately the 50th percentile of the benchmark companies (with some variation by position), consistent with our total cash compensation target. As a result, base salary increases for the named executive officers in 2016 were modest, and the compensation committee did not approve any increase for our former Chief Executive Officer in light of our financial performance in 2015. Ms. Yow’s relatively larger increase was based on the performance of our Singapore manufacturing operations in 2015, and Mr. McPhail’s relatively smaller increase reflects the fact that he only joined us in 2015. Mr. Linthwaite’s base salary at the time he was hired in August 2016 was initially $450,000 per year, but increased to $500,000 as a result of his promotion to President and Chief Executive Officer in October 2016. The 2016 base salary increases for our named executive officers, other than our executive officers who were hired in 2016, were retroactive to January 1, 2016.
Base Salary Summary. The table below provides a summary of the effective base salaries for each of our named executive officers in 2015 and 2016:

Named Executive Officers	2015 Base Salary(1)	2016 Base Salary(1)	2016 Base Salary Percentage Increase(2)
Stephen Christopher Linthwaite(3) President and Chief Executive Officer	—	$500,000	—
Vikram Jog Chief Financial Officer	$329,600	$339,500	3.0%
Steven C. McPhail(4) Chief Commercial Officer	$333,000	$339,700	2.0%
Mai Chan (Grace) Yow(5) Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd.	S$403,224	S$423,400	5.0%
Nicholas Khadder(6) Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	—	$325,000	—
Gajus V. Worthington(7) Former President and Chief Executive Officer	$504,700	$504,700	—
William M. Smith(8) Former Executive Vice President, Legal Affairs, General Counsel and Secretary	$334,750	$344,750	3.0%
Marc Unger, Ph.D.(9) Former Executive Vice President, Research and Development and Marketing	$304,500	$313,600	3.0%

(1)	Represents the highest annualized base salary established for the named executive officer during the year indicated.

(2)	Represents percentage of increase over prior year’s base salary.

(3)
Mr. Linthwaite joined Fluidigm as our Chief Operating Officer and President on August 4, 2016. On October 19, 2016, he was appointed our Chief Executive Officer and President. Mr. Linthwaite’s base salary at the time he was hired in August 2016 was initially $450,000 per year, but increased to $500,000 as a result of his promotion to President and Chief Executive Officer.

(4)	Mr. McPhail joined Fluidigm as our General Manager, Production Genomics in May 2015. In August 2016 he was appointed our Chief Commercial Officer.

(5)
Base salaries for Ms. Yow are shown in Singapore dollars, the nominal currency in which Ms. Yow is paid. Ms. Yow’s 2015 base salary expressed in U.S. Dollars based on the average exchange rates for the month of December 2015 would have been $286,329. Ms. Yow’s 2016 base salary expressed in U.S. Dollars based on the average exchange rates for the month of December 2016 would have been $294,856.

(6)	Mr. Khadder joined Fluidigm as our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary on June 6, 2016.

(7)	Mr. Worthington served as our President and Chief Executive Officer until October 19, 2016.

(8)	Mr. Smith served as our Executive Vice President, Legal Affairs from February 2012 and as General Counsel and Secretary from May 2000 until June 2016.

(9)	Dr. Unger served as Executive Vice President, Research and Development and Marketing from December 10, 2015 until December 12, 2016.
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
2016 Bonus Program. In late 2015 and early 2016, our compensation committee, in conjunction with Radford, reviewed our executive bonus programs, including a review of their incentive structures, with an objective of ensuring that our compensation programs promote both short-term and long-term growth. As discussed below, with respect to long-term equity incentive compensation, our compensation committee adopted a performance-based equity incentive program to link equity compensation to short- and long-term financial objectives. With respect to our cash bonus program, the compensation committee structured the plan for the 2016 performance period with the objective of incentivizing a return to revenue growth and achievement of other strategic objectives. The compensation committee maintained the levels of target awards at 70.0% of base salary for our former Chief Executive Officer and current Chief Executive Officer and 42.5% for the other executive officers, consistent with its philosophy of setting bonus and total cash compensation at approximately the median of our peer group.
Bonus Plan Structure. For the 2016 corporate performance period, our bonus plan was weighted 70% toward corporate revenue goals and 30% toward strategic business objectives (described below). With respect to the corporate revenue goal weighting, bonuses were to be earned at 50% of target if a minimum threshold revenue is achieved, increasing on a linear basis such that 100% of the bonus award target is earned at target revenue and continuing up to a maximum of 130% of the bonus award target for substantial over-performance relative to the revenue target. No bonuses were to be paid under the executive bonus program for 2016, including with respect to strategic business objectives, if the minimum threshold revenue condition was not achieved. The compensation committee set the threshold level of revenue at an amount intended to ensure that no bonuses would be paid unless management successfully returned Fluidigm to credible revenue growth in 2016. In addition, the compensation committee, with the recommendation of our former Chief Executive Officer, set the target revenue objective at a level that it believed to be aggressive, but achievable.
2016 Corporate Goals. In February 2016, our compensation committee approved our corporate revenue goals and strategic business objectives for the 2016 performance period, which consisted of a corporate revenue goal of achieving a specified annual revenue and the following strategic business objectives: successfully launching new products and having a certain level of cash, cash equivalents and investments at the end of the year. The compensation committee believed that these goals would be achievable with a high level of executive officer performance. As indicated above, the compensation committee gave greater weighting to achieving our revenue targets but maintained discretion to alter the weightings among various objectives when it ultimately determined bonuses.

2016 Corporate Performance.  In March 2017, our compensation committee reviewed our performance in 2016 relative to the corporate objectives identified above. The compensation committee also reviewed each named executive officer’s individual performance based in large part on achievements in the functional department overseen by the respective named executive officer. The compensation committee determined that because Fluidigm had not met or exceeded its performance objectives relating to annual revenue, no bonuses would be paid for the 2016 performance period under our executive bonus plan.
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
Grants of Equity Awards
2016 Grants. As a part of the 2015 Radford survey on executive compensation, Radford reviewed the stock options and restricted stock units awarded to our executive officers in 2015. Radford’s review concluded that, based on the grant date fair value of stock options and restricted stock units awarded to our executive officers in 2015, our executive equity compensation generally placed us between the 50th and 75th percentile of the benchmark companies. For 2016, our compensation committee targeted executive equity compensation at approximately the 50th percentile, which was reduced to manage available equity under our 2011 Equity Incentive Plan in 2016 and 2017. Half of the equity awards made to executive officers in February 2016 are subject to the corporate performance conditions described above. The stock options and restricted stock units awarded to our named executive officers in 2016 are set forth in the table below captioned “—Grant Summary.”

Grant Summary. The table below provides a summary of grants of equity awards to our named executive officers in 2016:

2016
Named Executive Officer	Time-based Stock Options	Time-based Restricted Stock Units	Performance-based Stock Options	Performance-based Restricted Stock Units
Stephen Christopher Linthwaite President and Chief Executive Officer	280,000(1)	—	—	14,000(2)
Vikram Jog Chief Financial Officer	13,500(3)	5,400(4)	13,500(5)	5,400(5)
Steven C. McPhail Chief Commercial Officer	13,500(3)	7,400(4)(6)	13,500(5)	5,400(5)
Mai Chan (Grace) Yow Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte. Ltd.	13,500(3)	5,400(4)	13,500(5)	5,400(5)
Nicholas Khadder Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	27,000(7)	10,800(8)	—	—
Gajus V. Worthington Former President and Chief Executive Officer	33,750(3)	13,500(4)	33,750(5)	13,500(5)
William M. Smith Former Executive Vice President, Legal Affairs, General Counsel and Secretary	13,500(3)	5,400(4)	13,500(5)	5,400(5)
Marc Unger, Ph.D. Former Executive Vice President, Research and Development and Marketing	13,500(3)	5,400(4)	13,500(5)	5,400(5)

(1)
Consists of two option grants to purchase 140,000 shares each. For the first grant, 12/48th of the total number of shares subject to the option will vest on August 1, 2017 and 1/48th of the total shares subject to such option will vest and become exercisable each month thereafter over the succeeding 36 months, such that the first option will be fully vested on August 1, 2020. For the second grant, 12/48th of the total number of shares subject to the second option will vest on October 19, 2017 and 1/48th of the total shares subject to such option will vest and become exercisable each month thereafter over the succeeding 36 months, such that the second option will be fully vested on October 19, 2020. Vesting is subject to continued service through the applicable vesting date.

(2)
This performance-based restricted stock unit award will become fully eligible to vest should the growth in our revenues for the four fiscal quarters ending in the second quarter of 2017 over the four fiscal quarters ending in the second quarter of 2016 equal or exceed the target threshold. Vesting is subject to continued service through the applicable vesting date.

(3)	Vests monthly at a rate of 1/48th of the shares underlying the option, with vesting commencing January 1, 2016. Vesting is subject to continued service through the applicable vesting date.

(4)
4/48th of the total number of shares underlying the restricted stock units granted vested on May 20, 2016, and 3/48th of the total number of shares underlying the restricted stock units have vested and will continue to vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter. Vesting is subject to continued service through the applicable vesting date.

(5)
The performance-based stock options and the performance-based restricted stock units (each, a “performance award”) each have two vesting components that must be met before the performance award vests: (1) a performance-based component and (2) a time-based component. The performance-based component covers two annual periods (fiscal 2016 and fiscal 2017), each covering 50% of the performance award. For each of the two fiscal years, the performance award will become eligible to vest based on the growth in our revenues as compared to the previous fiscal year. If the actual growth rate for a given fiscal year equals or exceeds the target threshold, 100% of the portion of the performance award covering that fiscal year will become eligible to vest. If the actual growth rate equals a certain minimum growth rate, then 50% of the portion of the performance award covering that fiscal year will become eligible to vest. For achievement between minimum and target growth rates, eligibility to vest scales linearly between 50% and 100%. Once the level of achievement has been certified, the performance awards for the given fiscal year that became eligible to vest will vest according to the following time-based schedule: (1) 50% immediately upon the date the actual growth rate is certified, (2) 25% on the one-year anniversary of the certification date, and

(3) 25% on the two-year anniversary of the certification date. If a change in control occurs before the end of any fiscal year covered by the performance award, the performance-based component for such fiscal year is treated as having been 100% achieved. Vesting is subject to continued service through the applicable vesting date.

(6)
Consists of two RSU grants. For one grant of 5,400 Restricted Stock Units, 4/48th of the total number of shares underlying the restricted stock units granted vested on May 20, 2016, and 3/48th of the total number of shares underlying the restricted stock units have vested and will continue to vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter. Vesting is subject to continued service on the applicable vesting date. The second grant was for 2,000 Restricted Stock Units, and all of the shares underlying such Restricted Stock Units vested on May 20, 2016.

(7)
12/48th of the total number of shares underlying the option granted will vest on June 20, 2017, and 1/48th of the total number of shares underlying the option will vest each month thereafter until fully vested on June 20, 2020. Vesting is subject to continued service through the applicable vesting date.

(8)
14/48th of the total number of shares underlying the restricted stock units granted will vest on August 20, 2017, and 3/48th of the total number of shares underlying the restricted stock units will vest every three months thereafter until fully vested; provided, however, that if a vesting date would otherwise fall on a day when the NASDAQ Stock Market is not open for trading, vesting will occur on the first trading day thereafter. Vesting is subject to continued service through the applicable vesting date.

2016 Corporate Performance.  In March 2017, our compensation committee reviewed our performance in 2016 for purposes of determining achievement of the performance based vesting conditions for each of the performance awards that had a fiscal 2016 performance period. The compensation committee determined that because Fluidigm had not met or exceeded its performance objectives relating to annual revenue, no vesting would occur with respect to the 2016 performance period.
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
Worthington Separation and Release Agreement and Consulting Agreement
In October 2016, in connection with the resignation of Gajus Worthington, our former Chief Executive Officer and president, we entered into a separation agreement and release with Mr. Worthington in which we agreed to continue payments of his base salary for eighteen months from the date of his resignation and to reimburse any payments associated with maintaining benefits under our health insurance plans for a period of eighteen months. In addition, we entered into a consulting agreement with Mr. Worthington under which he agreed to provide transition consulting services at a rate of approximately $21,667 per month for six months from October 19, 2016. Equity incentive awards held by Mr. Worthington continued to vest and remain exercisable in accordance with their terms during Mr. Worthington’s consultancy, provided that Mr. Worthington voluntarily agreed to forfeit option and restricted stock unit awards with respect to an aggregate of 143,360 shares of our common stock in connection with his resignation. In partial consideration of the benefits we provided under the separation agreement and release, Mr. Worthington provided a general release of claims against Fluidigm.
Unger Consulting Agreement
 In December 2016, we entered into a consulting agreement with Marc Unger, our former Executive Vice President, Research and Development and Marketing. Equity incentive awards held by Dr. Unger will continue to vest and remain exercisable in accordance with their terms during Dr. Unger’s consultancy. Under the terms of Dr. Unger’s consulting agreement, Dr. Unger is eligible to receive an hourly rate for each hour of consulting work provided thereunder.
Employee Benefits
Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, accidental death and dismemberment insurance, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law. Subject to applicable limits, we match contributions made to U.S.-based employees’ 401(k) defined contribution plans to a maximum of $2,000 per year. We also provide vacation and other paid holidays to all employees, including our executive officers, which we believe are comparable to those provided at peer companies.
Accounting and Tax Considerations
Deductibility of Executive Compensation
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
Taxation of Nonqualified Deferred Compensation
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
Accounting for Stock-Based Compensation
The compensation committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.
ASC Topic 718 requires us to recognize in our financial statements all share-based payment awards to employees, including grants of options to purchase shares of our common stock and restricted stock awards that may be settled for shares of our common stock to our executive officers, based on their fair values. The application of ASC Topic 718 involves significant amounts of judgment in the determination of inputs into the Black-Scholes valuation model that we use to determine the fair value of stock options. These inputs are based upon assumptions as to the volatility of the underlying stock, risk free interest rates, and the expected life (term) of the options. As required under GAAP, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value stock options granted in future periods may vary from the valuation assumptions we have used previously. For certain performance-based equity awards, we also must apply judgment in determining the periods when, and if, the achievement of the related performance targets becomes probable.
ASC Topic 718 also requires us to recognize the compensation cost of our share-based payment awards in our statement of operations over the period that an employee, including our executive officers, is required to render service in exchange for the award (which, generally, will correspond to the award’s vesting schedule).
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee (which includes of Samuel D. Colella, Evan Jones, John A. Young, Gerhard F. Burbach and Nicolas Barthelemy) is, or was during 2016, an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
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
Nicolas Barthelemy

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by Fluidigm under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Fluidigm specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table

The following table provides information regarding the compensation of our Chief Executive Officer, Chief Financial Officer, each of the next three most highly compensated executive officers during 2016, our former Chief Executive Officer, and two former executive officers for whom disclosure would have been required if they had still been serving as executive officers as of December 31, 2016, together referred to as our “named executive officers,” for 2016, 2015, and 2014.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Stephen Christopher Linthwaite(3) President and Chief Executive Officer	2016	197,349	126,700	872,746	—	2,000(4)	1,198,795
Vikram Jog Chief Financial Officer	2016 2015 2014	339,500 329,600 320,000	76,680 197,472 266,280	80,939 237,772 367,739	— — 82,000	2,000(4) 2,000 —	499,199 766,844 1,036,019
Steven C. McPhail(5) Chief Commercial Officer	2016 2015	339,700 216,955	92,820 312,852	80,939 350,006	— —	2,000(4) 2,000	515,459 881,813
Mai Chan (Grace) Yow Executive Vice President, Worldwide Manufacturing of Fluidigm Singapore Pte.	2016 2015 2014	294,856(6) 286,329(8) 288,990(9)	76,680 320,892 266,280	80,939 237,772 367,739	— — 78,000	7,127(6)(7) 7,243(8) 6,780(9)	459,602 852,236 1,007,789
Nicholas Khadder(10) Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.	2016	173,580	97,740	101,671	—	1,323(4)	374,314
Gajus V. Worthington(11) Former President and Chief Executive Officer	2016 2015 2014	447,995 504,700 490,000	191,700(12) 511,782 1,236,300	202,348(12) 615,950(12) 1,707,359(12)	— — 206,000	816,765(13) 2,000 —	1,658,808 1,634,432 3,639,659
William M. Smith(14) Former Executive Vice President, Legal Affairs, General Counsel and Secretary	2016 2015 2014	293,417 334,750 325,000	76,680 197,472 266,280	80,939 237,772 367,739	— — 83,000	2,000(4) 2,000 99,398	453,036 771,994 1,141,417
Marc Unger (15) Former Executive Vice President, Research and Development and Marketing	2016 2015	270,435 304,500	76,680 254,112	80,939 298,172	— —	7,375(16) 2,000	435,429 858,784

(1)
Amounts represent the aggregate grant date fair value of equity awards granted to the named executive officer in the year indicated calculated in accordance with FASB Topic ASC 718 without regard to estimated forfeitures. The performance stock options and performance RSUs were valued on the target outcome of performance-based conditions (i.e., based on 100% achievement). See Note 9 of the notes to our audited consolidated financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our equity awards.

(2)
The amounts in this column represent total performance-based bonuses earned under our executive bonus plan for service rendered during the applicable year. All such amounts were paid subsequent to year end. For a description of our executive bonus plan, please see the section entitled “Executive Bonus Plan” under “Compensation Discussion and Analysis” above.

(3)
Mr. Linthwaite joined Fluidigm as our Chief Operating Officer and President on August 4, 2016. On October 19, 2016, he was appointed our Chief Executive Officer and President. Mr. Linthwaite was not named an executive officer prior to 2016.

(4)	Consists of company contributions made to the applicable named executive officer’s 401(k) defined contribution plan.

(5)
Steven C. McPhail joined Fluidigm as General Manager, Production Genomics in May 2015 and became our Chief Commercial Officer in August 2016. Mr. McPhail was not a named executive officer prior to 2015.

(6)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.6964 USD, the average conversion rate for the period beginning December 1, 2016 to December 31, 2016.

(7)	Consists of company contributions made to Ms. Yow’s Central Providence Fund.

(8)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.7101 USD, the average conversion rate for the period beginning December 1, 2015 to December 31, 2015.

(9)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.7597 USD, the average conversion rate for the period beginning December 1, 2014 to December 31, 2014.

(10)	Mr. Khadder joined Fluidigm as our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary on June 6, 2016.

(11)	Mr. Worthington served as our President and Chief Executive Officer from our inception until October 19, 2016.

(12)
Mr. Worthington forfeited a portion of these awards as a condition of his severance. For a description of the awards forfeited, please see the section entitled “Other Benefits – Worthington Separation and Release Agreement and Consulting Agreement” under “Compensation Discussion and Analysis” above.

(13)
Consists of $52,419 earned by Mr. Worthington under his consulting agreement, $757,050 of severance payments, COBRA reimbursements of $5,296, and $2,000 of Company contributions made to Mr. Worthington’s 401(k) defined contribution plan.

(14)	Mr. Smith served as our Executive Vice President, Legal Affairs from February 2012 and as General Counsel and Secretary from May 2000 until June 2016.

(15)	Dr. Unger served as Executive Vice President, Research and Development and Marketing until December 2016. Dr. Unger was not a named executive officer prior to 2015.

(16)	Consists of $5,375 earned under Dr. Unger’s consulting agreement and $2,000 of Company contributions made to Dr. Unger’s 401(k) defined contribution plan.

Grants of Plan-Based Awards
The following table presents information concerning each grant of an award made to a named executive officer in 2016 under any plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payments Under Equity Incentive Plan Awards (#)(2)			All Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Stephen Christopher Linthwaite	08/04/2016(5) 11/08//2016(6) 08/09/2016(6) 08/09/2016(6)	94,740(5) — — —	145,753(5) — — —	176,362(5) — — —	— — — —	— — 14,000(7) —	— — 14,000(7) —	— — — —	— 140,000 — 140,000	— 4.99 — 9.05	— 343,098 126,700 529,648
Vikram Jog	03/04/2016(8) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6)	93,787 — — — —	144,288 — — — —	174,588 — — — —	— — — 6,750 2,700	— — — 13,500 5,400	— — — 13,500 5,400	— — 5,400 — —	— 13,500 — — —	— 7.10 — 7.10 —	— 40,137 38,340 40,802 38,340
Steven C. McPhail	03/04/2016(8) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6) 03/31/2016(6)	93,842 — — — — —	144,373 — — — — —	174,691 — — — — —	— — — 6,750 2,700 —	— — — 13,500 5,400 —	— — — 13,500 5,400 —	— — 5,400 — — 2,000	— 13,500 — — — —	— 7.10 — 7.10 — —	— 40,137 38,340 40,802 38,340 16,140
Mai Chan (Grace) Yow	03/04/2016(8) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6)	81,454(9) — — — —	125,314(9) — — — —	151,630(9) — — — —	— — — 6,750 2,700	— — — 13,500 5,400	— — — 13,500 5,400	— — 5,400 — —	— 13,500 — — —	— 7.10 — 7.10 —	— 40,137 38,340 40,802 38,340
Nicholas Khadder	06/06/2016(10) 08/09/2016(6) 08/09/2016(6)	47,719(10) — —	73,414(10) — —	88,831(10) — —	— — —	— — —	— — —	— 10,800 —	— — 27,000	— — 9.05	— 97,740 101,671
Gajus V. Worthington	03/04/2016(8) 03/04/2016(6) 03/04/2016(6) 03/04/2016(11) 03/04/2016(11)	229,639 — — — —	353,290 — — — —	427,481 — — — —	— — — 16,875(11) 6,750(11)	— — — 33,750(11) 13,500(11)	— — — 33,750(11) 13,500(11)	— — 13,500 — —	— 33,750 — — —	— 7.10 — 7.10 —	— 100,342 95,850 102,006(11) 95,850(11)
William M. Smith	03/04/2016(8) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6)	95,237 — — — —	146,519 — — — —	177,288 — — — —	— — — 6,750 2,700	— — — 13,500 5,400	— — — 13,500 5,400	— — 5,400 — —	— 13,500 — — —	— 7.10 — 7.10 —	— 40,137 38,340 40,802 38,340
Marc Unger	03/04/2016(8) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6) 03/04/2016(6)	86,632 — — — —	133,280 — — — —	161,269 — — — —	— — — 6,750 2,700	— — — 13,500 5,400	— — — 13,500 5,400	— — 5,400 — —	— 13,500 — — —	— 7.10 — 7.10 —	— 40,137 38,340 40,802 38,340

(1)
The target amounts shown in this column reflect our annual incentive plan awards provided under our 2016 executive bonus plan. The maximum amounts in this column reflect the greatest payouts that could be made if pre-established maximum performance levels were met or exceeded. Actual 2016 executive bonus plan payouts are reflected in the non-equity incentive plan compensation column of the Summary Compensation Table.

(2)
The performance-based stock options and the performance-based restricted stock unit awards in this column (with the exception of Mr. Linthwaite, covered in footnote (5) below) reflect awards granted under our 2011 Equity Incentive Plan having a performance-based component. The performance-based component covers two annual periods (fiscal 2016 and fiscal 2017). For each of the two fiscal years, the performance award will become eligible to vest based on the growth in our revenues (as compared to the previous fiscal year). If the actual growth rate for a given fiscal year equals or exceeds the target, 100% of the portion of the performance award covering that fiscal year will become eligible to vest. If the actual growth rate equals a certain minimum growth rate, 50% of the portion of the performance award covering that fiscal year will become eligible to vest. For achievement between minimum and target growth rates, eligibility to vest scales linearly between 50% and 100%. Once the level of achievement has been certified, the performance awards for the given fiscal year that became eligible to vest will vest according to the following time-based schedule: (1) 50% immediately upon the date the actual growth rate is certified, (2) 25% on the one-year anniversary of the certification date, and (3) 25% on the two-year anniversary of the certification date. If a change in control occurs before the end of any fiscal year covered by the performance award, the performance-based component for such fiscal year is treated as having been 100% achieved (with the vesting schedule under the time-based component based on the date of the change in control rather than the certification date).

(3)	Based upon the closing sale price of our common stock as reported on the NASDAQ Global Select Market on the date of grant.

(4)
Amounts represent the grant date fair value of the equity awards, calculated in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. See Note 9 of the notes to our audited consolidated financial statements for a discussion of assumptions made in determining the grant date fair value.

(5)
Mr. Linthwaite became eligible to participate in our 2016 executive bonus plan on his hire date, August 4 2016. The estimated future payout amounts Mr. Linthwaite was eligible to earn are based on his salary, pro-rated by month, from August to December 2016.

(6)	Represents awards granted under our 2011 Equity Incentive Plan.

(7)
This performance-based restricted stock unit award for Mr. Linthwaite reflects an award granted under our 2011 Equity Incentive Plan. If the revenue growth rate for the four fiscal quarters ending with the second fiscal quarter in 2017 over the four fiscal quarters ending with the second fiscal quarter in 2016 equals or exceeds the target, then 100% of these performance award shares will become eligible to vest. If the actual growth rate is below the target, then all performance award shares cancel.

(8)	Corresponds to the date on which our compensation committee set the target bonus amounts payable to each of our named executive officers pursuant to our 2016 executive bonus plan.

(9)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.6964 USD, the average conversion rate for the period beginning December 1, 2016 to December 31, 2016.

(10)
Mr. Khadder became eligible to participate in our 2016 executive bonus plan on his hire date, June 6, 2016. The estimated future payout amounts Mr. Khadder was eligible to earn are based on his salary, pro-rated by month, from June to December 2016.

(11)	Represents awards forfeited as a condition of Mr. Worthington’s severance.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning unexercised options and unvested stock awards outstanding as of December 31, 2016 for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen Christopher Linthwaite	— —	140,000(1) 140,000(4)	— —	9.05 4.99	8/9/2026 11/8/2026	— —	— —	14,000(2) —	101,920(3) —
Vikram Jog	3,334(5) 12,501(5) 23,410(8) 10,208(10) 5,749(12) 3,093(13)	— — 1,042 3,792 6,251 10,407	— — — — — — 13,500(14)	14.60 15.49 16.73 47.55 41.14 7.10 7.10	5/17/2021 2/17/2022 2/15/2023 3/14/2024 3/12/2025 3/4/2026 3/4/2026	1,634(6) 2,601(7) 4,276(9) — — — —	11,896(3) 18,935(3) 31,129(3) — — — —	— — — 5,400(11) — — —	— — — 39,312(3) — — —
Steven C. McPhail	12,270(15) 3,093(13) —	18,730 10,407 —	— — 13,500(14)	25.23 7.10 7.10	5/21/2015 3/4/2026 3/4/2026	7,750(16) 4,276(9) —	56,420(3) 31,129(3) —	— — 5,400(11)	— — 39,312(3)
Mai Chan (Grace) Yow	834(5) 17,859(5) 64,625(8) 10,208(10) 5,749(12) 3,093(13) —	— — 1,375 3,792 6,251 10,407 —	— — — — — — 13,500(14)	14.60 15.49 16.73 47.55 41.14 7.10 7.10	5/17/2021 2/17/2022 2/15/2023 3/14/2024 3/12/2025 3/4/2026 3/4/2026	1,634(6) 4,226(7) 4,276(9) — — —	11,896(3) 30,765(3) 31,129 — — — —	— — — 5,400(11) — — —	— — — 39,312(3) — — —
Nicholas Khadder	—	27,000(17)	—	9.05	08/09/2026	10,800(18)	78,624(3)	—	—
Gajus V. Worthington	8,243(5) 5,780(5) 5,780(5) 5,780(5) 5,203(5) 577(5) 70,000(5) 100,000(5) 112,604(8) 7,734(13)	— — — — — — — — 2,396 26,016	— — — — — — — — — —	4.08 4.08 4.08 8.37 8.37 8.37 14.60 15.49 16.73 7.10	11/17/2019 11/17/2019 11/17/2019 1/4/2021 1/4/2021 1/4/2021 5/17/2021 2/17/2022 2/15/2023 3/4/2026	7,584(6) 6,739(7) 10,688(9) — — — — — — —	55,212(3) 49,060(3) 77,809(3) — — — — — — —	— — — — — — — — — —	— — — — — — — — — —
William M. Smith	3,727(5) 34,000(5) 37,250(5) 53,854(8) 10,208(10) 5,749(12) 3,093(13)	— — — 1,146 3,792 6,251 10,407	— — — — — — — 13,500 (14)	8.37 14.60 15.49 16.73 47.55 41.14 7.10 7.10	1/4/2021 5/17/2021 2/17/2022 2/15/2023 3/14/2024 3/12/2025 3/4/2026 3/4/2026	1,634(6) 2,601(7) 4,276(9) — — — — —	11,896(3) 18,935(3) 31,129 — — — — —	— — — 5,400(11) — — — — —	— — — 39,312(3) — — — —
Marc Unger	934(5) 5,780(5) 270(5) 20,000(5) 53,854(8) 10,208(10) 8,750(10) 5,749(12) 3,750(20) 3,093(13) —	— — — — 1,146 3,792 3,250 6,251 11,250(3) 10,407 —	— — — — — — — — — — 13,500(14)	4.45 8.37 8.37 14.55 16.73 47.55 47.55 41.14 9.44 7.10 7.10	8/26/2020 1/4/2021 1/4/2021 3/5/2022 2/15/2023 3/14/2024 3/14/2024 3/12/2025 12/14/2025 3/4/2026 3/4/2026	1,634(6) 1,400(6) 2,601(7) 4,625(19) 4,276(9) — — — — — —	11,896(3) 10,192(3) 18,935(3) 33,670(3) 31,129 — — — — — —	— — — — — 5,400(11) — — — —	— — — — — 39,312(3) — — — —

(1)
12/48th of the shares subject to the option will vest on August 1, 2017 and each month thereafter such that the option will be fully vested on August 1, 2020. Vesting is subject to continued service through the applicable vesting date.

(2)
The Restricted Stock Units will vest as to 100% of the shares underlying the restricted stock units only if the Company’s revenue growth exceeds the target during the four Company fiscal quarters for Q3 2016 through Q2 2017 versus the four Company fiscal quarters Q3 2015 through Q2 2016. Vesting is subject to continued service through the applicable vesting date.

(3)
Based on the closing price of our common stock of $7.28 per share on December 30, 2016, as reported on the NASDAQ Global Select Market, and the number of the restricted stock units that had not vested as of December 31, 2016.

(4)
12/48th of the shares subject to the option will vest on October 19, 2017 and each month thereafter such that the option will be fully vested on October 19, 2020. Vesting is subject to continued service through the applicable vesting date.

(5)	The option is fully vested.

(6)
4/48th of the shares underlying the restricted stock units vested on May 20, 2014 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(7)
4/48th of the shares underlying the restricted stock units vested on May 20, 2015 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(8)
1/48th of the shares subject to the option vested on February 15, 2013, and 1/48th of the shares subject to the option vested on March 1, 2013 and each month thereafter, such that the option was fully vested on January 1, 2017.

(9)
4/48th of the shares underlying the restricted stock units vested on May 20, 2016 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(10)
1/48th of the shares subject to the option vested on February 1, 2014 and each month thereafter such that the option will be fully vested on January 1, 2018. Vesting is subject to continued service through the applicable vesting date.

(11)
These performance-based restricted stock units cover two annual periods (fiscal 2016 and fiscal 2017). For each of the two fiscal years, the performance award will become eligible to vest based on the growth in our revenues (as compared to the previous fiscal year). If the actual growth rate for a given fiscal year equals or exceeds the target, 100% of the portion of the performance award covering that fiscal year will become eligible to vest. If the actual growth rate equals a certain minimum growth rate, 50% of the portion of the performance award covering that fiscal year will become eligible to vest. For achievement between minimum and target growth rates, eligibility to vest scales linearly between 50% and 100%. Once the level of achievement has been certified, the performance awards for the given fiscal year that became eligible to vest will vest according to the following time-based schedule: (1) 50% immediately upon the date the actual growth rate is certified, (2) 25% on the one-year anniversary of the certification date, and (3) 25% on the two-year anniversary of the certification date. Vesting is subject to continued service through the applicable vesting date.

(12)
1/48th of the shares subject to the option vested on February 1, 2015 and each month thereafter such that the option will be fully vested on January 1, 2019. Vesting is subject to continued service through the applicable vesting date.

(13)
2/48th of the shares subject to the option vested on March 4, 2016, and 1/48th of the shares subject to the option vested on April 1, 2016 and each month thereafter, such that the option will be fully vested on January 1, 2020. Vesting is subject to continued service through the applicable vesting date.

(14)
These performance-based stock options cover two annual periods (fiscal 2016 and fiscal 2017). For each of the two fiscal years, the performance award will become eligible to vest based on the growth in our revenues (as compared to the previous fiscal year). If the actual growth rate for a given fiscal year equals or exceeds the target, 100% of the portion of the performance award covering that fiscal year will become eligible to vest. If the actual growth rate equals a certain minimum growth rate, 50% of the portion of the performance award covering that fiscal year will become eligible to vest. For achievement between minimum and target growth rates, eligibility to vest scales linearly between 50% and 100%. Once the level of achievement has been certified, the performance awards for the given fiscal year that became eligible to vest will vest according to the following time-based schedule: (1) 50% immediately upon the date the actual growth rate is certified, (2) 25% on the one-year anniversary of the certification date, and (3) 25% on the two-year anniversary of the certification date. Vesting is subject to continued service through the applicable vesting date.

(15)
12/48th the shares subject to the option will vest on May 7, 2016 and 1/48th of the shares subject to the option will vest each month thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(16)
12/48th of the shares underlying the restricted stock units will vest on May 20, 2016 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(17)
12/48th of the shares subject to the option will vest on June 20, 2017 and each month thereafter such that the option will be fully vested on June 20, 2020. Vesting is subject to continued service through the applicable vesting date.

(18)
14/48th of the shares underlying the restricted stock units will vest on August 20, 2017 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(19)
2/48th of the shares underlying the restricted stock units vested on February 20, 2016 and 3/48th of the shares underlying the restricted stock units granted vest every three months thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

(20)
1/48th of the shares subject to the option vested on January 10, 2016, and 1/48th of the shares subject to the option vested on February 1, 2016 and each month thereafter until fully vested. Vesting is subject to continued service through the applicable vesting date.

Option Exercises and Stock Vested in 2016
The following table provides additional information about the value realized by the named executive officers upon option award exercises and the vesting of restricted stock unit awards during the year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Stephen Christopher Linthwaite	—	—	—	—
Vikram Jog	—	—	3,724	29,142
Steven C. McPhail	—	—	7,774	65,433
Mai Chan (Grace) Yow	—	—	4,474	34,902
Nicholas Khadder	—	—	—	—
Gajus V. Worthington	—	—	12,422	96,753
William M. Smith	—	—	3,724	29,142
Marc Unger	—	—	6,299	49,078

(1)	Value realized on vesting of stock awards is based on the closing price of our common stock on the vesting date and does not necessarily reflect actual proceeds received.
As of December 31, 2016, our named executive officers had not been awarded any equity awards other than stock options and restricted stock units.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for our employees and no named executive officers participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2016.
Potential Payments Upon Termination or Change of Control
We have entered into employment and severance agreements with each of our named executive officers, which require us to make payments if the named executive officer’s employment with us is terminated in certain circumstances.
Stephen Christopher Linthwaite
Pursuant to our employment and severance agreement with our current Chief Executive Officer, Mr. Linthwaite, a “change of control” is defined as the occurrence of the following events:

•
any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act, is or becomes the “beneficial owner,” as such term is defined in Rule 13d‑3 under said Act, directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities;

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

•	the date of the consummation of the sale or disposition by us of all or substantially all of our assets.
Pursuant to our employment and severance agreements with Mr. Linthwaite, “cause” is defined as:

•	an act of dishonesty in connection with his responsibilities as an employee;

•	a conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude;

•	gross misconduct;

•	an unauthorized use or disclosure of any of our proprietary information or trade secrets or of any other party to whom he owes an obligation of nondisclosure as a result of his relationship with us;

•	a willful breach of any obligations under any written agreement or covenant with us; or

•
his continued failure to perform his employment duties after he has received a written demand of performance from us and has failed to cure such non-performance to our satisfaction within 10 business days after receiving such notice.

Pursuant to our employment and severance agreement with Mr. Linthwaite, “good reason” means the occurrence of one or more of the following events effected without Mr. Linthwaite’s prior consent, provided that he terminates his or her employment within one year thereafter:

•
the assignment to Mr. Linthwaite of any duties or a reduction of Mr. Linthwaite’s duties, either of which results in a material diminution in Mr. Linthwaite’s then current position or responsibilities with us (and will be deemed to occur if, following a "change of control", Mr. Linthwaite is not the Chief Operating Officer or President of the acquiring entity);

•	a material reduction of Mr. Linthwaite’s base salary;

•	the relocation of Mr. Linthwaite's work location to a facility or a location greater than 25 miles from his present work location; or

•	a material breach by us of any material provision of the employment and severance agreement.
However, no act or omission by us shall constitute “good reason” if Mr. Linthwaite does not provide written notice that such act or omission constitutes "good reason" within 90 days of its initial existence or if we fully cure that act or omission within 30 days of receiving such notice from Mr. Linthwaite.
The employment and severance agreement provides that in the event Mr. Linthwaite’s employment is terminated (i) by us or our successor without “cause;” or (ii) by Mr. Linthwaite for “non-change of control good reason,” in each case more than 90 days prior to a “change of control” or after 12 months following a “change of control,” and Mr. Linthwaite executes a standard release of claims with us, in a form that is acceptable to us and which becomes effective no later than the 60th day following termination of employment, Mr. Linthwaite is entitled to receive, in addition his salary payable through the date of termination of employment and any other benefits earned and owed through the date of termination, the following cash payments:

•
an amount, payable in accordance with our customary payroll practices, equal to (i) twelve months of the Mr. Linthwaite’s base salary in effect immediately prior to the time of termination; plus (ii) Mr. Linthwaite’s annual bonus at target level of achievement; and

•
reimbursement of costs and expenses incurred by Mr. Linthwaite and his eligible dependents for coverage under group health plans, policies or arrangements sponsored by us for a period of up to twelve months, provided that such coverage is timely elected under COBRA or similar applicable state statute.

“Non-change of control good reason” means our appointing a new Chief Executive Officer (other than Mr. Linthwaite) more than 90 days prior to a "change of control" and during the first 24 months of his employment
The employment and severance agreement further provides that in the event Mr. Linthwaite’s employment is terminated (i) by us or our successor without “cause” or(ii) by Mr. Linthwaite for “good reason,” in each case within 90 days prior to or 12 months following a “change of control,” and Mr. Linthwaite executes a standard release of claims with us, in a form that is acceptable to us and which becomes effective no later than the 60th day following termination of employment, Mr. Linthwaite is entitled to receive, in addition to his salary payable through the date of termination of employment and any other benefits earned and owed through the date of termination, the following cash payments and benefits:

•
an amount, payable in a lump sum, equal to the greater of (i) 12 months of Mr. Linthwaite’s base salary in effect immediately prior to the “change in control” or (ii) 12 months of Mr. Linthwaite’s base salary in effect immediately prior to the time of termination;

•
an amount, payable in a lump sum, equal to Mr. Linthwaite’s annual bonus at target level of achievement as in effect immediately prior to the “change of control” or the termination, whichever is greater;

•
all outstanding unvested stock options, equity appreciation rights or similar equity awards then held by Mr. Linthwaite as of the date of termination will immediately vest and become exercisable as to all shares underlying such options;

•
any shares of restricted stock, restricted stock units and similar equity awards then held by Mr. Linthwaite will immediately vest and any of our rights of repurchase or reacquisition with respect to such shares will lapse as to all shares; and

•
reimbursement of costs and expenses incurred by Mr. Linthwaite and his eligible dependents for coverage under group health plans, policies or arrangements sponsored by us for a period of up to twelve months, provided that such coverage is timely elected under COBRA or similar applicable state statute.

All Other Executive Officers
We have also entered into employment and severance agreements with Mr. Jog, Mr. McPhail, Ms. Yow and Mr. Khadder. Under the terms of these agreements, a “change of control” is defined as the occurrence of the following events:

•
any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act, is or becomes the “beneficial owner,” as such term is defined in Rule 13d‑3 under said Act, directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities;

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

In December 2012, we entered into amended and restated employment and severance agreements with each of our then-current executive officers to conform the terms of the agreements to changes in applicable tax and healthcare laws. The amendment and restatement did not affect the economic terms of the agreements.
The following table describes the payments and benefits that each of our named executive officers would be entitled to receive pursuant to the employment and severance agreements, assuming that each of the following triggers occurred on December 31, 2016: (i) their employment was terminated without “cause” prior to a “change of control” or after 12 months following a “change of control” and (ii) their employment was terminated without “cause” or by them for “good reason” within 12 months following a “change of control.”
Mr. Worthington and Dr. Unger were no longer named executive officers on December 31, 2016 and were not entitled to receive payments pursuant to their employment and severance agreements in connection with a “change of control”. Please see the section entitled “Other Benefits – Worthington Separation and Release Agreement and Consulting Agreement” and “Other Benefits – Unger Consulting Agreement” under “Compensation Discussion and Analysis” above.

	Employment Terminated without Cause prior to, or more than 12 Months after, a Change of Control		Employment Terminated within 12 Months after a Change of Control (1)
Name	Severance Payments ($)	Health Care Benefits ($)	Equity Acceleration ($)(2)	Severance Payments ($)	Health Care Benefits ($)
Stephen Christopher Linthwaite	500,000(3)	28,089(4)	422,520	500,000(3)	28,089(4)
Vikram Jog	169,750(5)	14,045(6)	105,575	169,750(5)	14,045(6)
Steven C. McPhail	169,850(5)	14,045(6)	131,165	169,850(5)	14,045(6)
Mai Chan (Grace) Yow(7)	147,428(5)	857(8)	117,405	147,428(5)	857(6)
Nicholas Khadder	162,500(5)	14,684(6)	78,624	162,500(5)	14,684(6)
William M. Smith	167,375(5)	10,294(6)	105,575	167,375(5)	10,294(6)

(1)	Includes termination of the employee’s employment by the company or its successor without “cause” and termination by the employee for “good reason.”

(2)
We estimate the value of the acceleration of options and restricted stock units held by the named executive officer based on the closing stock price of our common stock of $7.28 per share on December 30, 2016 (the last trading day of 2016), as reported on the NASDAQ Global Select Market, and the number of unvested in-the-money options and shares held by such named executive officer as of December 31, 2016.

(3)	The amount shown is equal to 12 months of Mr. Linthwaite’s base salary as of December 31, 2016.

(4)
The amount shown is equal to the cost of covering Mr. Linthwaite and his eligible dependents under our benefit plans for a period of 12 months, assuming that such coverage is timely elected under COBRA.

(5)	The amount shown is equal to six months of the named executive officer’s base salary as of December 31, 2016.

(6)
The amount shown is equal to the cost of covering the named executive officer and his or her eligible dependents under our benefit plans for a period of six months, assuming that such coverage is timely elected under COBRA for such U.S.-based named executive officer.

(7)	Based on conversion of Singapore Dollars (SGD) to US Dollars (USD) at a rate of 1 SGD to 0.6964 USD, the average conversion rate for the period beginning December 1, 2016 to December 31, 2016.

(8)
Ms. Yow is based in Singapore and is not eligible to participate in COBRA. The amount shown is equal to the cost of covering Ms. Yow and her eligible dependents under the applicable health care benefit plan in Singapore for a period of six months.

In addition to the benefits described above, our 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, 1999 Stock Option Plan, and 2017 Inducement Award Plan provide for full acceleration of all outstanding options in the event of a change of control of our company where the successor company does not assume our outstanding options and other awards in connection with such acquisition transaction. We estimate the value of this benefit for each named executive officer to be equal to the amount listed above in the column labeled “Equity Acceleration.”

Compensation of Non-Employee Directors
Compensation Policy
Non-employee directors receive an annual retainer for service on our board of directors and an annual retainer for service on committees of the board as set forth below:

Annual cash retainer for each non-employee director	$40,000
Annual cash retainer for each audit committee member	$10,000
Annual cash retainer for each compensation committee member	$7,000
Annual cash retainer for each nominating and corporate governance committee member	$5,000
Additional cash retainer for chairman of the board	$40,000
Additional cash retainer for chairman of the audit committee	$10,000
Additional cash retainer for chairman of the compensation committee	$8,000
Additional cash retainer for chairman of the nominating and corporate governance committee	$5,000
Additionally, we have adopted an outside director equity compensation policy to formalize the granting of equity compensation to our non-employee directors under our 2011 Equity Incentive Plan. During 2015 and until May 2016, the policy provided for automatic, nondiscretionary grants of nonstatutory stock options, subject to the terms and conditions of the policy and the 2011 Equity Incentive Plan.
Such policy provided for the automatic grant of an option to purchase 20,000 shares of our common stock to anyone who became a non-employee director on the date such person first became a non-employee director. An employee director who subsequently ceased to be an employee, but remained a director, would not receive such an initial award.
In addition, each non-employee director was automatically granted an annual stock option to purchase 10,000 shares of our common stock on the date of each annual meeting of stockholders beginning on the date of the first annual meeting of stockholders held after such non-employee director received his or her initial award.
On May 18, 2016, our nominating and corporate governance committee recommended, and our board of directors approved, revisions to the policy to provide that, effective as of such date, each initial award will consist of an option to purchase 15,000 shares of our common stock and 10,000 restricted stock units, or RSUs. Also effective as of such date, each annual award will consist of an option to purchase 5,000 shares of our common stock and 5,000 RSUs. The decision to provide RSUs in addition to stock option grants was made to lessen the dilutive impact of the awards under our equity incentive plan and to fix total equity compensation between the 25th and 50th percentiles of our peer group based upon a director compensation survey completed by Radford in March 2016.
As was the case prior to revision of the policy, non-employee directors remain eligible to receive all types of awards under the 2011 Equity Incentive Plan, except for incentive stock options, and may receive discretionary awards not covered by the policy.
The exercise price of all stock options granted pursuant to the policy will continue to be equal to or greater than the fair market value of our common stock on the date of grant and the term of all stock options will continue to be ten years. Subject to the adjustment provisions of the 2011 Equity Incentive Plan, initial awards of options will continue to vest, and initial awards of RSUs will vest as to 25% of the shares subject to such awards on each anniversary of the date of grant, provided such non-employee director continues to serve as a director through each such date. Subject to the adjustment provisions of the 2011 Equity Incentive Plan, 1/12th of the shares subject to the annual option awards will continue to vest each month after the date of date and the annual RSU awards will vest in full on the earlier of the day prior to the next annual meeting of our stockholders or the one-year anniversary of the date of grant, in each case provided such non-employee director continues to serve as a director through each such date.

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
RSUs in Lieu of Cash and RSU Deferral
Beginning in 2017, non-employee directors can elect to receive an RSU award in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-employee director, chairman and chair, or member of any board committee. RSUs elected in lieu of payments in cash vest quarterly, but settlement of the RSU’s can be deferred as described below
Additionally, beginning in 2017, we allowed non-employee directors to defer the settlement of their RSU grants until the earlier of a termination of the director’s service on our board of directors or a qualifying change in control.

2016 Director Compensation
The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for the year ended December 31, 2016. The table excludes Mr. Worthington and Mr. Linthwaite, who are named executive officers and did not receive any compensation from us in their role as directors in 2016. Additionally, the table also excludes Dr. Paya and Mr. Barthelemy, who were each appointed to the board of directors in 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Gerhard F. Burbach	65,000	52,250	20,973	138,223
Samuel D. Colella	97,000	52,250	20,973	170,223
Evan Jones	57,000	52,250	20,973	130,223
Patrick S. Jones	60,000	52,250	20,973	133,223
John A. Young	52,000	52,250	20,973	125,223

(1)
Amounts represent the aggregate grant date fair value of the equity awards calculated in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures. See Note 9 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

Director Equity Awards
The aggregate number of shares underlying stock options outstanding at December 31, 2016 for each non-employee director was as follows:

	Aggregate Number of Shares Underlying Stock Options Outstanding as of December 31, 2016	Aggregate Number of Shares Underlying Restricted Stock Units Outstanding as of December 31, 2016
Gerhard F. Burbach	67,000	5,000
Samuel D. Colella	25,000	5,000
Evan Jones	91,000	5,000
Patrick S. Jones	91,000	5,000
John A. Young	78,340	5,000
The table above excludes Dr. Paya and Mr. Barthelemy, who were each appointed to the board of directors in 2017.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes the number of outstanding options and restricted stock units granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(4)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
1999 Stock Option Plan (1)	4,951	$17.12	—
2009 Equity Incentive Plan (2)	212,140	$6.37	—
2011 Equity Incentive Plan (3)	4,360,176	$13.21	510,237
Equity compensation plans not approved by security holders (5)	—	$—	—
Total	4,577,267	$12.90	510,237

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

(3)
The 2011 Equity Incentive Plan provides that the number of shares available for issuance under the plan will include an annual increase on the first day of each fiscal year beginning in 2012, equal to the least of: (a) 1,000,000 shares; (b) 4.0% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; or (c) such other amount as our board of directors may determine. Pursuant to the provision, an additional 1,000,000 shares became available for issuance under the 2011 Equity Incentive Plan, effective January 1, 2017.

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

(5)
This table above does not reflect amounts available for issuance under the Fluidigm 2017 Inducement Award Plan, or 2017 Inducement Plan, which was approved by the board in January 2017. As of March 31, 2017, a total of 2,000,000 shares of Fluidigm common stock remained available for issuance under the 2017 Inducement Plan.

Material Features of the 2017 Inducement Award Plan
The 2017 Inducement Award Plan, or 2017 Inducement Plan, was established by the board in January 2017 with the purpose of attracting, retaining and incentivizing employees in furtherance of Fluidigm’s success. In accordance with NASDAQ rules, this plan is used to offer equity awards as material inducements for new employees to join Fluidigm. As of January 5, 2017, 2,000,000 shares of common stock were reserved solely for the granting of inducement stock options, restricted stock, restricted stock units and other awards. The 2017 Inducement Plan provides for the granting of stock options with exercise prices equal to the fair market value of our common stock on the date of grant. As of March 31, 2017, a total of 2,000,000 shares of Fluidigm common stock remained available for issuance under the 2017 Inducement Plan.

Security Ownership of Certain Beneficial Owners and Management
Except as indicated by the footnotes below, the following table sets forth information as of April 14, 2017 concerning:

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
Applicable percentage ownership is based on 29,291,677 shares of common stock outstanding at April 14, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of common stock subject to options held by that person that are currently exercisable, options held by that person that are exercisable within 60 days of April 14, 2017, and restricted stock units that are scheduled to vest within 60 days of April 14, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
The information provided in the table is based on our records, information filed with the SEC, and information provided to Fluidigm, except where otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Levin Capital Strategies, L.P. (1)	7,522,529	25.7%
Entities affiliated with PRIMECAP Management Company (2)	4,295,532	14.7%
Entities affiliated with BlackRock, Inc. (3)	1,827,699	6.2%
Entities affiliated with Mubadala Development Company PJSC (4)	1,599,069	5.5%
Entities affiliated with Adage Capital Partners, L.P. (5)	1,546,209	5.3%
Directors and Named Executive Officers:
Stephen Christopher Linthwaite (6)	84,072	*
Nicolas M. Barthelemy (7)	7,100	*
Gerhard F. Burbach (8)	66,166	*
Samuel D. Colella (9)	83,250	*
Evan Jones (10)	154,617	*
Patrick S. Jones (11)	90,166	*
Carlos V. Paya	0	*
John A. Young (12)	78,355	*
Vikram Jog (13)	84,373	*
Nicholas S. Khadder (14)	10,893	*
Steven C. McPhail (15)	35,026	*
Mai Chan (Grace) Yow (16)	126,360	*
Gajus V. Worthington (17)	382,092	1.3%
William M. Smith (18)	155,160	*
Marc Unger (19)	133,259	*
All directors and executive officers as a group (16 persons) (20)	1,502,987	4.9%

*	Less than one percent.

(1)
Based solely on the Form 5 filed with the SEC on February 14, 2017. Levin Capital Strategies, L.P., or LCS, filing jointly with LCS GP, LLC, Levin Capital Trilogy Master Fund, Ltd. (“Trilogy”), LCS, LLC, Levcap Alternative Fund, L.P. (“Levcap”), LCS Event Partners LLC, Safinia Partners, L.P. (“Safinia”), LCS L/S, LLC and John A. Levin (collectively, the “LCS Filing Group”), report that the shares are beneficially owned as follows: 6,341,380 shares are owned by Managed Accounts of LCS; 1,098,376 shares are owned by Transamerica Large Cap Value Fund; 51,068 shares are owned by Trilogy; 22,453 shares are owned by Levcap; and 9,252 shares are owned by Safinia. The address of LCS is 595 Madison Avenue, 17th Floor, New York, NY 10022.

(2)
Based solely on the most recently available Schedule 13G filed with the SEC on February 9, 2017. PRIMECAP Management Company, or PRIMECAP, reported sole voting power with respect to 2,892,532 shares, sole dispositive power with respect to 4,295,532 shares, and no shared voting or dispositive power. PRIMECAP is an investment advisor in accordance with Rule 13d 1(b). The address of PRIMECAP is 177 E. Colorado Blvd., 11th Floor, Pasadena, CA 91105.

(3)
Based solely on the most recently available Schedule 13G filed with the SEC on January 24, 2017. BlackRock, Inc., or BlackRock, and its affiliates, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, reported sole voting power with respect to 1,781,934 shares, sole dispositive power with respect to 1,827,699 shares, and no shared voting or dispositive power. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.

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

(5)
Based solely on the most recently available Schedule 13G filed with the SEC on March 13, 2017. Adage Capital Partners, L.P., or Adage, filing jointly with Adage Capital Partners GP, L.L.C, Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross reported shared voting power with respect to 1,546,209 shares, shared dispositive power with respect to 1,546,209 shares, and no sole voting or dispositive power. The address of Adage is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(6)
Consists of 58,000 shares held by Stephen Christopher Linthwaite, options to purchase 19,739 shares of common stock that are exercisable within 60 days of April 14, 2017, and 6,333 restricted stock units scheduled to vest within 60 days of April 14, 2017.

(7)	Consists of 7,100 shares held by the Barthelemy 2001 Trust, of which Mr. Barthelemy is a trustee.

(8)	Consists of options to purchase 66,166 shares of common stock that are exercisable within 60 days of April 14, 2017.

(9)
Consists of 43,523 shares held by The Colella Family Trust U/D/T dated September 21, 1992, of which Mr. Colella is a trustee, 5,561 shares held by The Colella Family Partners, L.P., of which Mr. Colella is a general partner, 10,000 shares held by the Colella Family Exempt Marital Deduction Trust dated September 21, 1992 of which Mr. Colella is a trustee, and options to purchase 24,166 shares of common stock held by Mr. Colella that are exercisable within 60 days of April 14, 2017.

(10)
Consists of 64,451 shares held of record by jVen Capital, LLC, of which Mr. Jones is a managing member, and options to purchase 90,166 shares of common stock that are exercisable within 60 days of April 14, 2017.

(11)	Consists of options to purchase 90,166 shares of common stock that are exercisable within 60 days of April 14, 2017.

(12)
Consists of 849 shares held by the Young Family Trust dated September 8, 1986, of which Mr. Young is a trustee, and options to purchase 77,506 shares of common stock that are exercisable within 60 days of April 14, 2017.

(13)
Consists of 5,063 shares held by Vikram Jog, 2,061 shares held by the Vikram and Pratima Jog Family Trust U/A dated June 23, 2009, of which Mr. Jog is a trustee, options to purchase 73,379 shares of common stock that are exercisable within 60 days of April 14, 2017, and 3,870 restricted stock units scheduled to vest within 60 days of April 14, 2017.

(14)	Consists of options to purchase 8,260 shares of common stock that are exercisable within 60 days of April 14, 2017, and 2,633 restricted stock units scheduled to vest within 60 days of April 14, 2017

(15)
Consists of 5,925 shares held by Steven C. McPhail, options to purchase 26,277 shares of common stock that are exercisable within 60 days of April 14, 2017, and 2,824 restricted stock units scheduled to vest within 60 days of April 14, 2017.

(16)
Consists of 9,840 shares held by Mai Chan (Grace)Yow, options to purchase 113,722 shares of common stock that are exercisable within 60 days of April 14, 2017, and 2,798 restricted stock units scheduled to vest within 60 days of April 14, 2017.

(17)
Consists of 17,503 shares held by Gajus Worthington, 33,029 shares held of record by the Worthington Family Trust dated March 6, 2007, of which Mr. Worthington is a trustee, options to purchase 328,315 shares of common stock that are exercisable within 60 days of April 14, 2017, and 3,245 restricted stock units scheduled to vest within 60 days of April 14, 2017.

(18)	Consists of 4,487 shares held by William M. Smith, and options to purchase 150,673 shares of common stock that are exercisable within 60 days of April 14, 2017.

(19)
Consists of 8,400 shares held by Marc Unger, options to purchase 121,534 shares of common stock that are exercisable within 60 days of April 14, 2017, and 3,325 restricted stock units scheduled to vest within 60 days of April 14, 2017.

(20)
Consists of 275,792 shares beneficially owned by current directors and executive officers, options held by current directors and executive officers to purchase 1,198,148 shares of common stock that are exercisable within 60 days of April 14, 2017, and 29,047 restriction stock units scheduled to vest within 60 days of April 14, 2017.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
OpGen Supply Agreement
In December 2013, OpGen, Inc., or OpGen, purchased a Biomark HD system and related consumables from us. Evan Jones, a member of our board of directors, is the President and Chief Executive Officer of OpGen, a member of OpGen’s board of directors, and a substantial stockholder in OpGen. OpGen’s purchase price for the Biomark HD system was approximately $221,000. In March 2014, we entered into a supply agreement with OpGen with respect to OpGen’s purchases of consumables for use with the system. OpGen’s aggregate purchases under the supply agreement during the year ended December 31, 2016 totaled approximately $120,000. During the first quarter of 2017, OpGen had additional purchases that totaled approximately $16,461. We believe that our transactions with OpGen were on commercially reasonable terms no less favorable to us than could have been obtained from unaffiliated third parties. The terms of these transactions have been previously approved and ratified by our audit committee without the participation of Mr. Jones.
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
Director Independence
As a company listed on NASDAQ, we are required under the NASDAQ listing requirements to maintain a board comprised of a majority of “independent directors,” as determined affirmatively by our board. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of our audit, compensation, and nominating and corporate governance committees be independent. Our board of directors determined that a majority of our directors during 2016 were “independent directors” as defined under applicable NASDAQ rules, including Gerhard F. Burbach, Samuel D. Colella, Evan Jones, Patrick S. Jones, and John A. Young.
In April 2017, our board of directors undertook another review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Gerhard F. Burbach, Samuel D. Colella, Evan Jones, Patrick S. Jones, John A. Young, Carlos Paya and Nicolas Barthelemy representing a majority of our directors, are “independent directors” as defined under applicable NASDAQ rules. Stephen Christopher Linthwaite is not considered an independent director because of his positions as our President and Chief Executive Officer.

Item 14.   Principal Accounting Fees and Services
Principal Accounting Fees and Services
The following table sets forth the aggregate fees for audit services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and December 31, 2015:

	2016	2015
Audit fees(1)	$1,296,464	$1,248,247
Audit-related fees	—	—
Tax fees(2)	72,000	—
All other fees	—	—
Total fees	$1,368,464	$1,248,247

(1)
Audit fees for 2016 and 2015 consist of fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual consolidated financial statements and for review of certain quarterly financial statements.

(2)	For 2016, Tax fees consist of fees billed by PricewaterhouseCoopers LLP for professional services rendered primarily for intercompany transfer pricing services.
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
All of the services of PricewaterhouseCoopers LLP for 2015 and 2016 described above were pre-approved by the audit committee.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the report
1.     Financial Statements
The consolidated financial statements of Fluidigm Corporation were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2016.
2.     Financial Statement Schedules
“Schedule II—Valuation and Qualifying Account and Reserve” was previously filed with our Annual Report on Form 10-K for the year ended December 31, 2016.
3.     Exhibits
The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2016.

Exhibit Number	Description	Incorporated by Reference From Form
24.2	Power of Attorney for certain directors of Fluidigm Corporation, authorizing the signing of this Annual Report on Form 10-K on their behalf.	Filed herewith
31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
(b)     Exhibits
See Item 15(a)(3) above.
(c)     Schedules
See Item 15(a)(3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: April 27, 2017
	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	April 27, 2017
Stephen Christopher Linthwaite

/s/ Vikram Jog	Chief Financial Officer (Principal Financial Officer)	April 27, 2017
Vikram Jog

/s/ Jennifer Lee	Vice President, Controller (Principal Accounting Officer)	April 27, 2017
Jennifer Lee

*	Chairman of the Board of Directors	April 27, 2017
Samuel D. Colella

*	Director	April 27, 2017
Gerhard F. Burbach

*	Director	April 27, 2017
Evan Jones

*	Director	April 27, 2017
Patrick S. Jones

/s/ Carlos V. Paya	Director	April 27, 2017
Carlos V. Paya

/s/ Nicolas Barthelemy	Director	April 27, 2017
Nicolas Barthelemy

*	Director	April 27, 2017
John A. Young

*	By:/s/ Vikram Jog Vikram Jog, as attorney in fact

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form
24.2	Power of Attorney for certain directors of Fluidigm Corporation, authorizing the signing of this Annual Report on Form 10-K on their behalf.	Filed herewith
31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith