Form 10-Q
period 2017-03-31
FLUIDIGM CORP
filed 2017-05-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 28, 2017, there were 29,295,392 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	March 31, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$44,097	$35,045
Short-term investments	6,183	24,385
Accounts receivable (net of allowances of $391 at March 31, 2017 and $502 at December 31, 2016)	14,391	14,610
Inventories	19,715	20,114
Prepaid expenses and other current assets	1,726	2,517
Total current assets	86,112	96,671
Property and equipment, net	15,258	16,525
Other non-current assets	9,990	9,291
Developed technology, net	77,000	79,800
Goodwill	104,108	104,108
Total assets	$292,468	$306,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,731	$3,967
Accrued compensation and related benefits	7,735	3,996
Other accrued liabilities	9,923	12,374
Deferred revenue, current	9,900	9,163
Total current liabilities	31,289	29,500
Convertible notes, net	195,022	194,951
Deferred tax liability, net	20,137	21,140
Deferred revenue, non-current	4,394	4,315
Other non-current liabilities	3,123	3,256
Total liabilities	253,965	253,162
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2017 and December 31, 2016; 29,292 and 29,208 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	29	29
Additional paid-in capital	496,061	493,441
Accumulated other comprehensive loss	(725)	(760)
Accumulated deficit	(456,862)	(439,477)
Total stockholders’ equity	38,503	53,233
Total liabilities and stockholders’ equity	$292,468	$306,395
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product revenue	$21,307	$25,370
Service revenue	4,167	3,544
License revenue	59	89
Total revenue	25,533	29,003
Costs and expenses:
Cost of product revenue	10,851	10,787
Cost of service revenue	1,118	1,198
Research and development	8,524	10,412
Selling, general and administrative	22,576	25,475
Total costs and expenses	43,069	47,872
Loss from operations	(17,536)	(18,869)
Interest expense	(1,455)	(1,453)
Other income (expense), net	9	(324)
Loss before income taxes	(18,982)	(20,646)
Benefit from income taxes	1,780	762
Net loss	$(17,202)	$(19,884)
Net loss per share, basic and diluted	$(0.59)	$(0.69)
Shares used in computing net loss per share, basic and diluted	29,239	28,863
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(17,202)	$(19,884)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	34	178
Net change in unrealized gain on investments	1	81
Other comprehensive income, net of tax	35	259
Comprehensive loss	$(17,167)	$(19,625)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(17,202)	$(19,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,951	1,565
Stock-based compensation expense	2,446	3,717
Amortization of developed technology	2,800	2,800
Other non-cash items	(126)	227
Changes in assets and liabilities:
Accounts receivable, net	231	5,532
Inventories	436	(1,822)
Prepaid expenses and other current assets	789	21
Other non-current assets	(996)	(127)
Accounts payable	162	(1,601)
Deferred revenue	792	505
Other current liabilities	1,272	2,332
Other non-current liabilities	(1,043)	(1,057)
Net cash used in operating activities	(8,488)	(7,792)
Investing activities
Purchases of investments	(1,183)	(8,514)
Proceeds from sales and maturities of investments	19,375	28,532
Proceeds from sale of investment in Verinata	—	2,330
Purchases of property and equipment	(692)	(1,144)
Net cash provided by investing activities	17,500	21,204
Financing activities
Proceeds from exercise of stock options, net of taxes paid	3	5
Net cash provided by financing activities	3	5
Effect of foreign exchange rate fluctuations on cash and cash equivalents	37	320
Net increase in cash and cash equivalents	9,052	13,737
Cash and cash equivalents at beginning of period	35,045	29,117
Cash and cash equivalents at end of period	$44,097	$42,854
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes in Item 8 of Part II, "Financial Statements and Supplementary Data," for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the interim periods presented because they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options, restricted stock units and performance awards	5,085	4,911
Convertible notes	3,598	3,598
Total	8,683	8,509

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 are summarized as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(758)	$(2)	$(760)
Other comprehensive income	34	1	35
Balance at March 31, 2017	$(724)	$(1)	$(725)

De minimus amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three months ended March 31, 2017. The tax effect of each component of other comprehensive income was immaterial for the three month ended March 31, 2017.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this standard in the first quarter of 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payments, including changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows of employee taxes paid when an employer withholds shares for tax-withholding purposes. We adopted this standard in the first quarter of 2017 by recording the cumulative impact of applying this guidance to retained earnings. We also elected to account for forfeitures as they occur, as permitted by ASU 2016-09. The adoption of this ASU did not have a material impact on our consolidated financial statements. See Note 9 for the impact on deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 regarding ASC (Topic 606) Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12 provides narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 and ASU 2016-12 will be effective for our fiscal year beginning January 1, 2018, with early adoption permitted. While we have not completed our assessment of the new revenue recognition standard, we currently expect that this new standard will not have a material impact on our consolidated financial statements. We expect to adopt ASU 2014-09 in the first quarter of 2018.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. ASU 2016-18 will be effective for our fiscal year beginning January 1, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

There have been no other changes in accounting standards issued by the FASB during the three months ended March 31, 2017 that are expected to have a material impact on our financial position, results of operations or cash flows.

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

In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.). Interest expense related to the Notes was approximately $1.5 million for both the three months ended March 31, 2017 and 2016, respectively. Approximately $2.8 million of interest under the Notes became due and was paid during the three months ended March 31, 2017.

The carrying values of the components of the Notes are as follows (in thousands):

	March 31, 2017	December 31, 2016
Principal amount of Notes	$201,250	$201,250
Unamortized debt discount	(5,270)	(5,330)
Unamortized debt issuance cost	(958)	(969)
Net carrying value of convertible notes	$195,022	$194,951

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Intangible Assets, net

Intangible assets include developed technology as a result of the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net were as follows (in thousands):

	March 31, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(35,000)	$77,000	10.0 years
Patents and licenses	11,224	(4,829)	6,395	7.9 years
Total intangible assets, net	$123,224	$(39,829)	$83,395

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(32,200)	$79,800	10.0 years
Patents and licenses	11,224	(4,533)	6,691	7.9 years
Total intangible assets, net	$123,224	$(36,733)	$86,491

In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization expense for each of the three months ended March 31, 2017 and 2016 was $2.8 million, respectively.

Based on the carrying value of intangible assets as of March 31, 2017, the annual amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2017 (remainder of the year)	$9,293
2018	12,325
2019	12,234
2020	12,234
2021	12,079
Thereafter	25,230
$83,395

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$8,661	$8,919
Work-in-process	1,815	1,742
Finished goods	9,239	9,453
Total inventories, net	$19,715	$20,114

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment and software	$5,543	$5,497
Laboratory and manufacturing equipment	23,747	23,670
Leasehold improvements	8,850	8,747
Office furniture and fixtures	2,103	2,084
	40,243	39,998
Less accumulated depreciation and amortization	(25,639)	(24,084)
Construction-in-progress	654	611
Property and equipment, net	$15,258	$16,525

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three months ended March 31, 2017 and 2016, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,023	$1,076
Accrual for current period warranties	168	125
Warranty costs incurred	(327)	(145)
Ending balance	$864	$1,056

6. Fair Value of Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	March 31, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$16,712	$—	$—	$16,712	$16,712	$—
Available-for-sale:
Level I:
Money market funds	16,409	—	—	16,409	16,409	—
Level II:
U.S. government and agency securities	17,161	—	(2)	17,159	10,976	6,183
Total	$50,282	$—	$(2)	$50,280	$44,097	$6,183

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2016
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$13,984	$—	$—	$13,984	$13,984	$—
Available-for-sale:
Level I:
Money market funds	21,061	—	—	21,061	21,061	—
Level II:
U.S. government and agency securities	24,388	1	(4)	24,385	—	24,385
Total	$59,433	$1	$(4)	$59,430	$35,045	$24,385

There were no transfers between Level I and Level II measurements during the three months ended March 31, 2017 and 2016, and there were no changes in the valuation techniques used.

The contractual maturity periods of $6.2 million of our marketable debt securities are within one year from March 31, 2017.

None of our available-for-sale securities have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

The estimated fair value of the Convertible Notes is based on a market approach (See Note 3). The estimated fair value was approximately $135.4 million and $139.7 million (par value $201.3 million) as of March 31, 2017 and December 31, 2016, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

7. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through 2026. We leased office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom, with various expiration dates through March 2026. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, was $1.6 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2017 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments
2017 (remainder of the year)	$3,092
2018	4,191
2019	4,507
2020	2,282
2021	1,207
Thereafter	2,635
Total	$17,914

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Since October 2015, we have been incurring legal expenses to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. On December 21, 2015, Thermo filed a complaint in the Circuit Court for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief.

Contingencies

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, we review the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and we may revise estimates.

As of March 31, 2017, we had an aggregate legal contingency accrual based on our estimate of the probable losses before considering insurance proceeds, if any, and it does not include an estimate for legal fees expected to be incurred in connection with the loss contingency. The amount of our legal contingency accrual was not material as of March 31, 2017.

8. Stock-Based Compensation

During the three months ended March 31, 2017, we granted certain employees options to purchase 719,813 shares of common stock. The options granted during the three months ended March 31, 2017 had exercise prices ranging from $5.52 to $6.78 and a total grant date fair value of $4.5 million.

During the three months ended March 31, 2017, we granted certain employees 531,410 restricted stock units. The restricted stock units granted during the three months ended March 31, 2017 had fair market values ranging from $5.52 to $6.78 and a total grant date fair value of $3.4 million.

The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.

We recognized stock-based compensation expense of $2.4 million and $3.7 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had $5.8 million and $13.5 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.8 years and 2.6 years, respectively.

In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. The Company recognizes stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. We did not recognize any expense related to these performance awards in 2017 and 2016.

9. Income Taxes

The benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax benefit of $1.8 million and $0.8 million for the three months ended March 31, 2017 and 2016, which was primarily attributable to the amortization of our acquisition related deferred tax liability and net operating loss from Canadian operations, partially offset by tax provision.

Upon adoption of ASU 2016-09 (see Note 2), we recorded to the opening balance of retained earnings $9.3 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of January 1, 2017, and a corresponding increase of $9.3 million in valuation allowances against these deferred tax assets as substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, were subject to a full valuation allowance. The net impact to retained earnings was zero as a result of these adjustments.

Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The deferred tax assets have been substantially offset by a valuation allowance because we have incurred net losses since our inception. We continue to evaluate the realizability of the deferred tax assets and related valuation allowance.

10. Information about Geographic Areas

We operate in one reporting segment, which is the development, manufacturing, and commercialization of life science tools. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.

The following table presents the total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$11,831	$13,174
Europe	7,636	9,325
Asia-Pacific	4,987	6,008
Other	1,079	496
Total revenue	$25,533	$29,003

No individual customer represented more than 10% of our revenues for the three months ended March 31, 2017 and 2016.

Revenue from sales to customers in China represented 10% of our total revenue, or $2.4 million, and 11% of our revenue, or $3.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore, Canada and South San Francisco, California. Our facility in Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in the United States.

Our total revenue for the three months ended March 31, 2017 was $25.5 million. Our total revenue was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2017, our accumulated deficit was $456.9 million.

The decrease in overall revenue was due in significant part to decreasing sales of single-cell genomics instruments, driven by a combination of factors including changes in customer demand and performance issues in certain IFCs used in our C1 systems, partially offset by increased revenue from mass cytometry instruments. At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. As part of this shift and due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, optimizing our facilities, and reducing excess space. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce operating expenses and enable us to efficiently align our resources in areas providing the greatest benefit, but if our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

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

Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2017 and 2016, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended March 31,
	2017		2016
Revenue:
Total revenue	$25,533	100%	$29,003	100%
Costs and expenses:
Cost of product revenue	10,851	43	10,787	37
Cost of service revenue	1,118	4	1,198	4
Research and development	8,524	33	10,412	36
Selling, general and administrative	22,576	89	25,475	88
Total costs and expenses	43,069	169	47,872	165
Loss from operations	(17,536)	(69)	(18,869)	(65)
Interest expense	(1,455)	(5)	(1,453)	(5)
Other income (expense), net	9	—	(324)	(1)
Loss before income taxes	(18,982)	(74)	(20,646)	(71)
Benefit from income taxes	1,780	7	762	2
Net loss	$(17,202)	(67)%	$(19,884)	(69)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We also receive revenue from our license agreements with third parties. The following table presents our revenue by source for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2017	2016
Revenue:
Instruments	$10,737	$13,814	(22)%
Consumables	10,570	11,556	(9)
Product revenue	21,307	25,370	(16)
Service revenue	4,167	3,544	18
License revenue	59	89	(34)
Total revenue	$25,533	$29,003	(12)%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,				Year-Over-Year Change
	2017		2016
United States	$11,831	46%	$13,174	45%	(10)%
Europe	7,636	30	9,325	32	(18)
Asia-Pacific	4,987	20	6,008	21	(17)
Other	1,079	4	496	2	118
Total	$25,533	100%	$29,003	100%	(12)%

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Total revenue from our five largest customers comprised 18% and 16% of our total revenue for the three months ended March 31, 2017 and 2016, respectively.

Total Revenue

Total revenue decreased by $3.5 million, or 12%, to $25.5 million for the three months ended March 31, 2017 compared to $29.0 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease of $4.1 million in product revenue, partially offset by a $0.6 million increase in service revenue. Total revenue decreased in all geographic areas except Other for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Revenues in Europe, United States and Asia-Pacific decreased by $1.7 million, $1.3 million and $1.0 million, or 18%, 10% and 17%, respectively, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decreases were predominantly driven by lower genomics instrument sales and, to a lesser extent, lower average selling prices across most instruments and lower consumable sales. The decreases were partially offset by an increase in sales of our new imaging mass cytometry system.

Product Revenue

Product revenue decreased by $4.1 million, or 16%, to $21.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Instrument revenue decreased by $3.1 million, or 22%, to $10.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was mainly due to lower unit sales for our genomics instruments, particularly single-cell genomics instruments and, to a lesser extent, lower average selling prices across most instruments. The decrease was partially offset by sales of our new imaging mass cytometry system.

Consumables revenue decreased by $1.0 million, or 9%, to $10.6 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributable to decreased unit sales for genomics consumables, partially offset by increased sales of mass cytometry reagents.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $0.6 million, or 18%, to $4.2 million for the three months ended March 31, 2017 compared to $3.5 million for the three months ended March 31, 2016. The increase was mainly driven by an increase in instruments under post-warranty service contracts as a result of growth in our installed base, particularly mass cytometry instruments. Changes in service contracts generally lag changes in our instruments revenue by one year. Other fee-for-service offerings, including training, installation, parts, labor and preventive maintenance, were relatively flat during the period.

License Revenue

License revenue was $0.1 million for both, the three months ended March 31, 2017 and 2016, and was generated in the United States.

Cost of Product and Service Revenue

The following table presents our cost of product and service revenue and product and service margins for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$10,851	$10,787
Product margin	49%	57%
Cost of service revenue	$1,118	$1,198
Service margin	73%	66%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Cost of service revenue includes direct labor hours, overhead, and instrument parts. Costs related to license revenue are included in research and development expense.

Cost of product revenue increased by $0.1 million, or 1%, to $10.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Overall cost of product revenue as a percentage of related revenue was 51% and 43% for the three months ended March 31, 2017 and 2016, respectively. Product margin decreased by eight percentage points compared to the same period in 2016, largely attributable to higher unit product costs from lower production volumes, fixed amortization of developed technology over lower revenues and, to a lesser extent, lower average selling prices for certain instruments and a unfavorable instrument sales mix.

Cost of service revenue decreased by $0.1 million, or 7%, to $1.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Overall cost of service revenue as a percentage of related revenue was 27% and 34% for the three months ended March 31, 2017 and 2016, respectively. The service margin increased seven percentage points during the three months ended March 31, 2017 compared to the same period in 2016, primarily driven by increased mass cytometry post-warranty contracts while maintaining relative flat labor and overhead costs due to greater cost efficiency.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2017	2016
Research and development	$8,524	$10,412	(18)%
Selling, general and administrative	22,576	25,475	(11)
Total	$31,100	$35,887	(13)%

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

Research and development expense decreased $1.9 million, or 18%, to $8.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in product material and supplies costs of $0.9 million due to higher-cost projects in the prior year period, and a decrease in headcount and compensation related costs of $0.7 million.

We expect research and development expense to decrease in 2017 compared to 2016 as we implement efficiency and cost savings initiatives in 2017.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense decreased $2.9 million, or 11%, to $22.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to a decrease in legal and outside service expense of $2.3 million and a decrease in infrastructure and facilities related costs of $0.4 million.

We expect selling, general and administrative expense to decrease in 2017 compared to 2016 as we implement efficiency and cost savings initiatives in 2017.

Interest Expense and Other Expense, Net

The following table presents these items for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2017	2016
Interest expense	$1,455	$1,453	—%
Other (income) expense, net	(9)	324	(103)
Total	$1,446	$1,777	(19)%

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

Interest expense was $1.5 million for both the three months ended March 31, 2017 and 2016.

Other expense decreased by $0.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, mainly due to lower net effects of foreign exchange rate changes during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Benefit from Income Taxes
We recorded a tax benefit of $1.8 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. The tax benefit for both the three months ended March 31, 2017 and 2016 was primarily attributable to the amortization of our acquisition-related deferred tax liability and Canadian operations, partially offset by tax provisions. The benefit from income taxes increased by $1.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly driven by increased losses from our Canadian operations.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, our principal sources of liquidity consisted of $44.1 million of cash and cash equivalents and $6.2 million of short-term investments. As of March 31, 2017, our working capital excluding deferred revenue was $64.7 million.
The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(8,488)	$(7,792)
Net cash provided by investing activities	17,500	21,204
Net cash provided by financing activities	3	5
Net increase in cash and cash equivalents	9,052	13,737

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally. In the first quarter of 2017, we implemented efficiency and cost-savings initiatives and we expect these initiatives to reduce our operating expenses in 2017 compared to 2016.

Net cash used in operating activities for the three months ended March 31, 2017 was $8.5 million, and consisted of a net loss of $17.2 million, adjusted for non-cash adjustments of $7.1 million and net change in assets and liabilities of $1.6 million. Non-cash items primarily included amortization of developed technology of $2.8 million, stock-based compensation expense of $2.4 million, depreciation and amortization of $2.0 million, and other non-cash items of $0.1 million. The net change in assets and liabilities was primarily driven by an increase in deferred revenue of $0.8 million, an increase in accounts payable of $0.2 million, an increase in other liabilities of $0.2 million, a decrease in inventory of $0.4 million, and a decrease in accounts receivable of $0.2 million, partially offset by an increase in other assets of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2016, was $7.8 million, and consisted of net loss of $19.9 million, adjusted for non-cash adjustments of $8.3 million, and a net change in assets and liabilities of $3.8 million. Non-cash items primarily included stock-based compensation expense of $3.7 million, amortization of developed technology of $2.8 million, depreciation and amortization of $1.6 million, and other non-cash items of $0.2 million. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable of $5.5 million, an increase in liabilities of $1.3 million and an increase in deferred revenues of $0.5 million, partially offset by an increase of inventory of $1.8 million, a decrease of accounts payable of $1.6 million and an increase in other assets of $0.1 million.

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

Net cash provided by investing activities was $17.5 million during the three months ended March 31, 2017. Net cash provided by investing activities primarily consisted of $19.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.2 million and capital expenditures of $0.7 million.

Net cash provided by investing activities was $21.2 million during the three months ended March 31, 2016. Net cash provided by investing activities primarily consisted of $28.5 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $8.5 million and capital expenditures of $1.1 million.

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

Net Cash Provided by Financing Activities

There were no significant financing activities for the three months ended March 31, 2017 and March 31, 2016.

Capital Resources

At March 31, 2017, our working capital excluding deferred revenue was $64.7 million, including cash, cash equivalents, and short-term investments of $50.3 million.

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

Due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, optimizing our facilities, and reducing excess space. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations; such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce operating expenses and enable us to more efficiently align our resources in areas providing the greatest benefit. If our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 7 to the financial statements for our lease obligations.

Other than as disclosed above, there have been no material changes during the three months ended March 31, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2017 and 2016, we experienced foreign currency losses of $0.1 million and $0.5 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $44.1 million at March 31, 2017. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $6.2 million in investments at March 31, 2017, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from March 31, 2017. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Fluidigm’s Business and Strategy

Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year due to a number of factors and have decreased sequentially since 2014, and a significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price.

Our total revenue was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. The decrease in overall revenue was due in significant part to decreasing sales of single-cell genomics instruments, driven by a combination of factors including changes in customer demand and performance issues in certain IFCs used in our C1 systems, partially offset by increased revenue from mass cytometry instruments. At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. As part of this shift and due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, optimizing our facilities, and reducing excess space. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce operating expenses and enable us to efficiently align our resources in areas providing the greatest benefit, but if our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, 2014 and 2015, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend continued in 2014 and 2015 with a decrease in revenue in the first quarters of 2015 and 2016, respectively. Sales, however, remained relatively flat in the first quarter of 2017 compared to the fourth quarter of 2016. Additionally, for the quarters ended March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015, and for the years ended December 31, 2016 and 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In light of these advantages, even if our technology is more effective than the product or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our technology. We anticipate that we will continue to face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Increased competition is likely to result in pricing pressures, which could reduce our profit margins and increase our sales and marketing expenses. In addition, mergers, consolidations, or other strategic transactions between two or more of our competitors, or between our competitor and one of our key customers, could change the competitive landscape and weaken our competitive position, adversely affecting our business.

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

Our success depends, in part, on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. Market acceptance of our systems will depend on many factors, including our ability to convince potential customers that our systems are an attractive alternative to existing technologies. Compared to some competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in customers choosing to retain their existing systems or to purchase systems other than ours, and revenue from the sale of legacy instruments that may have contributed significant revenue in prior periods may decrease.

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

During the three months ended March 31, 2017 and 2016, and the years ended December 31, 2016 and 2015, approximately 54%, 55%, 49% and 52%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on our United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the three months ended March 31, 2017 and for the years ended December 31, 2016 and 2015, we experienced foreign currency losses of $0.1 million, $1.5 million, and $1.6 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

Our customer base is primarily composed of academic institutions, clinical research laboratories that use our technology to develop tests, and biopharmaceutical, biotechnology, and Ag-Bio companies that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications require substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $17.2 million, $76.0 million, and $53.3 million during the three months ended March 31, 2017 and for the years ended December 31, 2016, and 2015, respectively. As of March 31, 2017, we had an accumulated deficit of $456.9 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth. However, we recently implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These initiatives have included targeted workforce reductions and optimizing our facilities and excess space. They may also include decreasing or deferring capital expenditures and development activities. To the extent we are unable to invest sufficiently in these activities, it may impair our ability to develop, market and sell new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

As of March 31, 2017, we had approximately $187.5 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and $83.4 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

Our performance is substantially dependent on the performance of our senior management, which has substantially changed over the last year, including, for example, the recent departures of our Chief Executive Officer, Gajus Worthington, and Executive Vice President, Research and Development and Marketing, Marc Unger. We have a new president and chief executive officer who started in August 2016 and several other members of our senior management team have started at Fluidigm since mid-2016. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

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

We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. We are currently assessing when to make an initial registration. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and most of the requirements of the FDA’s Quality System Regulations, or QSRs, we will be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

In addition, we may in the future submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selected basis. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA will take the position that a more burdensome premarket application, such as a premarket approval application or a de novo application is required for some of our products. If such applications are required, greater time and investment would be required to obtain FDA approval. Even if the FDA agrees that a 510(k) is appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval may be denied for some or all of our products. Even if we were to obtain regulatory approval or clearance, it may not be for the intended uses we believe are important or commercially attractive.

If we receive regulatory clearance or approval for certain of our products, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our development and manufacturing operations. In addition, we may be required to obtain a new 510(k) clearance before we can introduce subsequent modifications or improvements to such products. We may also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we receive regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we may be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or may be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

We may seek similar regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we will need to comply with the Medical Device Directive 93/42 EEC and/or the In Vitro Diagnostics Directive 98/79/EC, which are required to market medical devices in the European Union. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance relating to Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance will be effective for our fiscal year 2018. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. While we have not completed our assessment of the new revenue guidance, we currently expect that this new guidance will not have a material impact on our consolidated financial statements. As we complete the evaluation of this new guidance, new information may arise that could change our current understanding of the impact to revenue and expense recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2017, we had 29,291,677 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 57.3% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Seventh Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated March 23, 2017	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated:	May 9, 2017
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	May 9, 2017
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Seventh Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and the registrant, dated March 23, 2017	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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