Form 10-Q
period 2017-06-30
FLUIDIGM CORP
filed 2017-08-08
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 28, 2017, there were 29,414,235 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	June 30, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$39,597	$35,045
Short-term investments	2,434	24,385
Accounts receivable (net of allowances of $394 at June 30, 2017 and $502 at December 31, 2016)	13,659	14,610
Inventories	18,765	20,114
Prepaid expenses and other current assets	4,670	2,517
Total current assets	79,125	96,671
Property and equipment, net	13,966	16,525
Other non-current assets	7,310	9,291
Developed technology, net	74,200	79,800
Goodwill	104,108	104,108
Total assets	$278,709	$306,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,858	$3,967
Accrued compensation and related benefits	7,871	3,996
Other accrued liabilities	13,498	12,374
Deferred revenue, current	9,097	9,163
Total current liabilities	34,324	29,500
Convertible notes, net	195,094	194,951
Deferred tax liability, net	16,729	21,140
Deferred revenue, non-current	4,012	4,315
Other non-current liabilities	4,613	3,256
Total liabilities	254,772	253,162
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2017 and December 31, 2016; 29,415 and 29,208 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	29	29
Additional paid-in capital	498,351	493,441
Accumulated other comprehensive loss	(648)	(760)
Accumulated deficit	(473,795)	(439,477)
Total stockholders’ equity	23,937	53,233
Total liabilities and stockholders’ equity	$278,709	$306,395
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$19,500	$24,733	$40,807	$50,103
Service revenue	4,319	3,389	8,486	6,933
License revenue	93	46	152	135
Total revenue	23,912	28,168	49,445	57,171
Costs and expenses:
Cost of product revenue	10,794	11,239	21,644	22,026
Cost of service revenue	1,169	1,248	2,288	2,446
Research and development	7,461	9,978	15,986	20,390
Selling, general and administrative	20,975	23,845	43,551	49,320
Total costs and expenses	40,399	46,310	83,469	94,182
Loss from operations	(16,487)	(18,142)	(34,024)	(37,011)
Interest expense	(1,456)	(1,453)	(2,911)	(2,906)
Other income (expense), net	183	(44)	193	(368)
Loss before income taxes	(17,760)	(19,639)	(36,742)	(40,285)
Benefit from income taxes	827	1,022	2,608	1,784
Net loss	$(16,933)	$(18,617)	$(34,134)	$(38,501)
Net loss per share, basic and diluted	$(0.58)	$(0.64)	$(1.17)	$(1.33)
Shares used in computing net loss per share, basic and diluted	29,344	28,944	29,292	28,904
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(16,933)	$(18,617)	$(34,134)	$(38,501)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	76	4	110	182
Net change in unrealized gain on investments	1	23	2	104
Other comprehensive income, net of tax	77	27	112	286
Comprehensive loss	$(16,856)	$(18,590)	$(34,022)	$(38,215)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(34,134)	$(38,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,088	3,245
Stock-based compensation expense	4,775	7,447
Amortization of developed technology	5,600	5,600
Other non-cash items	(417)	554
Changes in assets and liabilities:
Accounts receivable, net	921	6,011
Inventories	1,122	(860)
Prepaid expenses and other current assets	(2,169)	(171)
Other non-current assets	1,388	(133)
Accounts payable	248	(980)
Deferred revenue	(416)	416
Other current liabilities	4,879	2,824
Other non-current liabilities	(2,663)	(598)
Net cash used in operating activities	(16,778)	(15,146)
Investing activities
Purchases of investments	(1,452)	(34,559)
Proceeds from sales and maturities of investments	23,375	56,387
Proceeds from sale of investment in Verinata	—	2,330
Purchases of property and equipment	(834)	(2,662)
Net cash provided by investing activities	21,089	21,496
Financing activities
Proceeds from exercise of stock options, net of taxes paid	(46)	134
Net cash (used in) provided by financing activities	(46)	134
Effect of foreign exchange rate fluctuations on cash and cash equivalents	287	297
Net increase in cash and cash equivalents	4,552	6,781
Cash and cash equivalents at beginning of period	35,045	29,117
Cash and cash equivalents at end of period	$39,597	$35,898
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016 because they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options, restricted stock units and performance awards	4,528	4,835	4,528	4,835
Convertible notes	3,598	3,598	3,598	3,598
Total	8,126	8,433	8,126	8,433

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 are summarized as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(758)	$(2)	$(760)
Other comprehensive income	34	1	35
Balance at March 31, 2017	(724)	(1)	(725)
Other comprehensive income	76	1	77
Balance at June 30, 2017	$(648)	$—	$(648)

De minimus amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and six months ended June 30, 2017. The tax effect of each component of other comprehensive income was immaterial for the three and six months ended June 30, 2017.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 regarding ASC (Topic 606) Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12 provides narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 and ASU 2016-12 will be effective for our fiscal year beginning January 1, 2018, with early adoption permitted. While we have not completed our assessment of the new revenue recognition standard, we currently expect that this new standard will not have a material impact on our consolidated financial statements. We currently expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

There have been no other changes in accounting standards issued by the FASB during the three and six months ended June 30, 2017 that are expected to have a material impact on our financial position, results of operations or cash flows.

3. Convertible Notes

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes) pursuant to an underwriting agreement, dated January 29, 2014. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 17.8750 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $55.94 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Holders may surrender their Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018 and prior to February 6, 2021, we may redeem any or all of the Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the Notes in cash without any such condition. The redemption price of the Notes will equal 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of the Notes, holders may require us to repurchase the Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds.

In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.). Interest expense related to the Notes was approximately $1.5 million for both the three months ended June 30, 2017 and 2016, respectively. Interest expense related to the Notes was $2.9 million approximately for both the six months ended June 30, 2017 and 2016, respectively. Approximately $2.8 million of interest under the Notes became due and was paid during each of the six months ended June 30, 2017 and 2016, respectively.

The carrying values of the components of the Notes are as follows (in thousands):

	June 30, 2017	December 31, 2016
Principal amount of Notes	$201,250	$201,250
Unamortized debt discount	(5,209)	(5,330)
Unamortized debt issuance cost	(947)	(969)
Net carrying value of convertible notes	$195,094	$194,951

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Intangible Assets, net

Intangible assets include developed technology as a result of the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net were as follows (in thousands):

	June 30, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(37,800)	$74,200	10.0 years
Patents and licenses	11,274	(5,124)	6,150	7.9 years
Total intangible assets, net	$123,274	$(42,924)	$80,350

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(32,200)	$79,800	10.0 years
Patents and licenses	11,224	(4,533)	6,691	7.9 years
Total intangible assets, net	$123,224	$(36,733)	$86,491

In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization for the three and six months ended June 30, 2017 was $2.8 million and $5.6 million, respectively. Related amortization expense for the three and six months ended June 30, 2016 was $2.8 million and $5.6 million, respectively.

Based on the carrying value of intangible assets as of June 30, 2017, the annual amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2017 (remainder of the year)	$6,200
2018	12,333
2019	12,242
2020	12,242
2021	12,087
Thereafter	25,246
$80,350

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$8,421	$8,919
Work-in-process	1,590	1,742
Finished goods	8,754	9,453
Total inventories, net	$18,765	$20,114

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment and software	$5,779	$5,497
Laboratory and manufacturing equipment	24,402	23,670
Leasehold improvements	8,940	8,747
Office furniture and fixtures	2,150	2,084
Property and equipment, gross	41,271	39,998
Less accumulated depreciation and amortization	(27,420)	(24,084)
Construction-in-progress	115	611
Property and equipment, net	$13,966	$16,525

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and six months ended June 30, 2017 and 2016, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$864	$1,056	$1,023	$1,076
Accrual for current period warranties	19	163	187	288
Warranty costs incurred	(177)	(173)	(504)	(318)
Ending balance	$706	$1,046	$706	$1,046

6. Fair Value of Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	June 30, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$15,411	$—	$—	$15,411	$15,411	$—
Available-for-sale:
Level I:
Money market funds	12,388	—	—	12,388	12,388	—
Level II:
U.S. government and agency securities	14,232	1	(1)	14,232	11,798	2,434
Total	$42,031	$1	$(1)	$42,031	$39,597	$2,434

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

There were no transfers between Level I and Level II measurements during the six months ended June 30, 2017 and 2016, and there were no changes in the valuation techniques used.

The contractual maturity periods of $2.4 million of our marketable debt securities are within one year from June 30, 2017.

None of our available-for-sale securities have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

The estimated fair value of the Convertible Notes is based on a market approach (See Note 3). The estimated fair value was approximately $125.0 million and $139.7 million (par value $201.3 million) as of June 30, 2017 and December 31, 2016, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

7. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through 2026. We leased office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom, with various expiration dates through March 2026. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three and six months ended June 30, 2017 was $1.0 million and $2.6 million, respectively. Rental expense under operating leases, net of amortization of lease incentive and sublease income for the three and six months ended June 30, 2016 was $1.8 million and $3.3 million, respectively.

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of June 30, 2017 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income
2017 (remainder of the year)	$2,374	$(532)
2018	4,507	(740)
2019	4,532	(523)
2020	2,307	(181)
2021	1,233	—
Thereafter	2,701	—
Total	$17,654	$(1,976)

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

Since October 2015, we have been incurring legal expenses to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. On December 21, 2015, Thermo filed a complaint in the Circuit Court for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. As a result of this settlement, in the second quarter of 2017, we accrued an additional $1.0 million of legal expense. This results in an accrued amount of $2.0 million as of June 30, 2017, net of a $1.0 million insurance recovery receivable related to this matter.

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

8. Stock-Based Compensation

During the three and six months ended June 30, 2017, we granted certain employees options to purchase 44,500 and 764,313 shares of common stock, respectively. The options granted during the three months ended June 30, 2017 had exercise prices ranging from $4.94 to $5.87 and a total grant date fair value of $0.2 million. The options granted during the six months ended June 30, 2017 had exercise prices ranging from $4.94 to $6.78 and a total grant date fair value of $4.7 million.

During the three and six months ended June 30, 2017, we granted certain employees 53,380 and 584,790 restricted stock units. The restricted stock units granted during the three months ended June 30, 2017 had fair market values ranging from $4.94 to $5.87 and a total grant date fair value of $0.3 million. The restricted stock units granted during the six months ended June 30, 2017 had a fair market value ranging from $4.94 and $6.78 and a total grant date fair value of $3.7 million.

The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods.

We recognized stock-based compensation expense of $2.3 million and $4.8 million during the three and six months ended June 30, 2017, respectively. We recognized stock-based compensation expense of $3.7 million and $7.4 million during the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had $5.1 million and $11.4 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.7 years and 2.5 years, respectively.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. We recognize stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. We did not recognize any expense related to these performance awards in 2017 and 2016.

9. Income Taxes

The benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax benefit of $0.8 million and $2.6 million for the three and six months ended June 30, 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net operating loss from Canadian operations, partially offset by a tax provision and discrete items from our foreign operations. We recorded a tax benefit of $1.0 million and $1.8 million for the three and six months ended June 30, 2016, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by a tax provision and discrete items from our foreign operations.

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

The following table presents the total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$11,674	$13,839	$23,505	$27,013
Europe	7,748	8,461	15,384	17,786
Asia-Pacific	3,866	3,983	8,853	9,991
Other	624	1,885	1,703	2,381
Total revenue	$23,912	$28,168	$49,445	$57,171

No individual customer represented more than 10% of our total revenues for the three and six months ended June 30, 2017 and 2016.

Revenue from sales to customers in China represented 12% of our total revenue, or $2.8 million, and 11% of our total revenue, or $5.2 million for the three and six months ended June 30, 2017, respectively. Revenue from sales to customers in the United Kingdom represented 12% of our total revenues, or $3.0 million for the three months ended June 30, 2017. Revenue from sales to customers in China represented 10% of our total revenue, or $2.8 million, and 11% of our total revenue, or $6.1 million for the three and six months ended June 30, 2016, respectively.

Revenue from sales to customers in the United Kingdom was less than 10% of our total revenue for the six months ended June 30, 2017 as well as for the three and six months ended June 30, 2016. Except for China and United Kingdom, no other foreign location accounted for sales in excess of 10% of our total revenue during the three and six months ended June 30, 2017 and 2016.

11. Subsequent Events

Tax Benefit Preservation Plan

On August 1, 2017, the Tax Benefit Preservation Plan (Tax Plan) dated as of November 21, 2016 expired and all of the preferred share purchase rights distributed to the holders of our common stock pursuant to the Tax Plan expired.

2017 Employee Stock Purchase Plan

We held our 2017 annual meeting of stockholders on August 1, 2017 (Annual Meeting). At the Annual Meeting, our stockholders approved the 2017 Employee Stock Purchase Plan (ESPP). A total of 1,000,000 shares of our common stock is reserved for issuance under the ESPP. Unless the administrator determines otherwise, each offering period under our ESPP has a duration of approximately six months during which an option granted pursuant to the ESPP may be exercised, (i) commencing on the first trading day on or after May 31 and November 30 of each year and terminating on or after May 31 and November 30, approximately six months later. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on (1) the first day of the offering period, or (2) the last day of the offering period.

At-The-Market Offering

On August 3, 2017, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Cowen may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made (i) directly on The NASDAQ Global Select Market, (ii) on any other existing trading market for the common stock or (iii) to or through a market maker. Cowen will use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The NASDAQ Global Select Market. The Sales Agreement may be terminated by us upon five days’ notice to Cowen for any reason or by Cowen upon five days’ notice to us for any reason or immediately under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. Under the terms of the Sales Agreement, we may also sell shares to Cowen acting as principal for Cowen’s own account at prices agreed upon at the time of sale.

The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “Cell-ID,” “CyTOF,” “D3,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “FC1,” “Flex Six,” “Helios,” “High-Precision 96.96 Genotyping,” “Juno,” “Maxpar,” “MSL,” “Nanoflex” “Open App,” “Polaris,” “qdPCR 37K,” “Script Builder,” “Script Hub,” “Singular,” “SNP Trace” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

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

Our total revenue for the six months ended June 30, 2017 was $49.4 million. Our total revenue was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2017, our accumulated deficit was $473.8 million.

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

Recent Developments

On August 3, 2017, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, in connection with our “at the market” equity offering program.

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

Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three and six months ended June 30, 2017 and 2016, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue:
Total revenue	$23,912	100%	$28,168	100%	$49,445	100%	$57,171	100%
Costs and expenses:
Cost of product revenue	10,794	45	11,239	40	21,644	44	22,026	39
Cost of service revenue	1,169	5	1,248	4	2,288	5	2,446	4
Research and development	7,461	31	9,978	35	15,986	32	20,390	36
Selling, general and administrative	20,975	88	23,845	85	43,551	88	49,320	86
Total costs and expenses	40,399	169	46,310	164	83,469	169	94,182	165
Loss from operations	(16,487)	(69)	(18,142)	(64)	(34,024)	(69)	(37,011)	(65)
Interest expense	(1,456)	(6)	(1,453)	(5)	(2,911)	(6)	(2,906)	(5)
Other income (expense), net	183	1	(44)	—	193	—	(368)	(1)
Loss before income taxes	(17,760)	(74)	(19,639)	(70)	(36,742)	(74)	(40,285)	(70)
Benefit from income taxes	827	3	1,022	4	2,608	5	1,784	3
Net loss	$(16,933)	(71)%	$(18,617)	(66)%	$(34,134)	(69)%	$(38,501)	(67)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We also receive revenue from our license agreements with third parties. The following table presents our revenue by source for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,			Year-Over-Year Change
	2017	2016		2017	2016
Revenue:
Instruments	$9,928	$13,195	(25)%	$20,665	$27,009		(23)%
Consumables	9,572	11,538	(17)	20,142	23,094		(13)
Product revenue	19,500	24,733	(21)	40,807	50,103	—	(19)
Service revenue	4,319	3,389	27	8,486	6,933		22
License revenue	93	46	102	152	135		13
Total revenue	$23,912	$28,168	(15)%	$49,445	$57,171	—	(14)%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Year-Over-Year Change	Six Months Ended June 30,				Year-Over-Year Change
	2017		2016			2017		2016
United States	$11,674	49%	$13,839	49%	(16)%	$23,505	48%	$27,013	47%	(13)%
Europe	7,748	32	8,461	30	(8)	15,384	31	17,786	31	(14)
Asia-Pacific	3,866	16	3,983	14	(3)	8,853	18	9,991	18	(11)
Other	624	3	1,885	7	(67)	1,703	3	2,381	4	(28)
Total	$23,912	100%	$28,168	100%	(15)%	$49,445	100%	$57,171	100%	(14)%

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Total revenue from our five largest customers comprised 21% and 16% of our total revenue for the three months ended June 30, 2017 and 2016, respectively. Total revenue from our five largest customers comprised 16% of our total revenue for both six-month periods ended June 30, 2017 and 2016, respectively.

Total Revenue

Total revenue decreased by $4.3 million, or 15%, to $23.9 million for the three months ended June 30, 2017 compared to $28.2 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease of $5.2 million in product revenue, partially offset by a $0.9 million increase in service revenue. Total revenue decreased in all geographic areas for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Revenue in the United States decreased by $2.2 million, or 16%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was mainly attributable to lower mass cytometry instrument sales and lower genomics consumables sales. Revenue in the Other area decreased by $1.3 million, or 67%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was largely driven by overall lower instrument sales. Revenues in Europe decreased by $0.7 million, or 8%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was predominantly driven by lower genomics product sales, partially offset by an increase in sales of our mass cytometry products. Revenue in Asia-Pacific was slightly lower for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly due to lower genomics consumables sales.

Total revenue decreased by $7.7 million, or 14%, to $49.4 million for the six months ended June 30, 2017 compared to $57.2 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease of $9.3 million in product revenue, partially offset by a $1.6 million increase in service revenue. Total revenue decreased in all geographic areas for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Revenues in the United States decreased by $3.5 million, or 13%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was mainly driven by overall lower instrument and IFC sales. Revenues in Europe, Asia-Pacific and Other decreased by $2.4 million, $1.1 million and $0.7 million, or 14%, 11% and 28%, respectively, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decreases were predominantly driven by lower genomics instrument sales and, to a lesser extent, lower genomics consumables sales. The decreases were partially offset by an increase in sales of our mass cytometry products.

Product Revenue

Product revenue decreased by $5.2 million, or 21%, to $19.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Instrument revenue decreased by $3.3 million, or 25%, to $9.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to lower unit sales of our genomics instruments, particularly single-cell genomics instruments and, to a lesser extent, lower average selling prices of C1 and Helios systems. Consumables revenue decreased by $2.0 million, or 17%, to $9.6 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily attributable to decreased unit sales of genomics consumables, particularly IFCs, partially offset by increased sales of mass cytometry reagents.

Product revenue decreased by $9.3 million, or 19%, to $40.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Instrument revenue decreased by $6.3 million, or 23%, to $20.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was mainly due to lower unit sales of our genomics instruments, particularly single-cell genomics instruments and, to a lesser extent, lower average selling prices of C1 and Helios systems. The decrease was partially offset by sales of our new imaging mass cytometry system. Consumables revenue decreased by $3.0 million, or 13%, to $20.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was mainly attributable to decreased unit sales of genomics consumables, particularly IFCs, partially offset by increased sales of mass cytometry antibodies and reagents.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $0.9 million, or 27%, to $4.3 million for the three months ended June 30, 2017 compared to $3.4 million for the three months ended June 30, 2016. The increase was mainly driven by an increase in instruments under post-warranty service contracts and service parts as a result of growth in our instrument installed base, particularly mass cytometry instruments. Revenue from post-warranty service contracts generally lags our instruments revenue by one year. Other fee-for-service offerings, including training, installation, labor and preventive maintenance, were slightly lower during the period.

Service revenue increased by $1.6 million, or 22%, to $8.5 million for the six months ended June 30, 2017 compared to $6.9 million for the six months ended June 30, 2016. The increase was mainly driven by an increase in instruments under post-warranty service contracts and service parts as a result of growth in our instrument installed base, particularly mass cytometry instruments. Revenue from post-warranty service contracts generally lags our instruments revenue by one year. Other fee-for-service offerings, including training, installation, labor and preventive maintenance, were slightly lower during the period.

License Revenue

All license revenue is generated in the United States. License revenue was relatively flat for the three and six months ended June 30, 2017 compared to the same periods in 2016.

Cost of Product and Service Revenue

The following table presents our cost of product and service revenue and product and service margins for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenue	$10,794	$11,239	$21,644	$22,026
Product margin	45%	55%	47%	56%
Cost of service revenue	$1,169	$1,248	$2,288	$2,446
Service margin	73%	63%	73%	65%

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

Cost of product revenue decreased by $0.4 million, or 4%, to $10.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Overall cost of product revenue as a percentage of related revenue was 55% and 45% for the three months ended June 30, 2017 and 2016, respectively. Product margin decreased by ten percentage points compared to the same period in 2016, largely attributable to higher unit product costs from lower production volumes, higher excess and obsolete inventory expense, fixed amortization of developed technology over lower revenues and, to a lesser extent, lower average selling prices for C1 and Helios.

Cost of product revenue decreased by $0.4 million, or 2%, to $21.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Overall cost of product revenue as a percentage of related revenue was 53% and 44% for the six months ended June 30, 2017 and 2016, respectively. Product margin decreased by nine percentage points compared to the same period in 2016, largely attributable to fixed amortization of developed technology over lower revenues, higher unit product costs from lower production volumes, higher excess and obsolete inventory expense and, to a lesser extent, lower average selling prices across most instruments and consumables.

Cost of service revenue decreased by $0.1 million, or 6%, to $1.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Overall cost of service revenue as a percentage of related revenue was 27% and 37% for the three months ended June 30, 2017 and 2016, respectively. The service margin increased ten percentage points during the three months ended June 30, 2017 compared to the same period in 2016, primarily driven by lower material and labor costs due to greater efficiency.

Cost of service revenue decreased by $0.2 million, or 6%, to $2.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Overall cost of service revenue as a percentage of related revenue was 27% and 35% for the six months ended June 30, 2017 and 2016, respectively. The service margin increased eight percentage points during the six months ended June 30, 2017 compared to the same period in 2016, primarily driven by lower labor and material costs due to greater efficiency.

Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Operating Expenses

The following table presents our operating expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,		Year-Over-Year Change
	2017	2016		2017	2016
Research and development	$7,461	$9,978	(25)%	$15,986	$20,390	(22)%
Selling, general and administrative	20,975	23,845	(12)	43,551	49,320	(12)
Total	$28,436	$33,823	(16)%	$59,537	$69,710	(15)%

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

Research and development expense decreased by $2.5 million, or 25%, to $7.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily attributable to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $1.4 million. In addition, we had a decrease in product material and supplies costs of $1.0 million due to higher-cost projects in the prior year period.

Research and development expense decreased by $4.4 million, or 22%, to $16.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily attributable to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $2.2 million. In addition, we had a decrease in product material and supplies costs of $2.2 million due to higher-cost projects in the prior year period.

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

Selling, general and administrative expense decreased $2.9 million, or 12%, to $21.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $1.6 million and infrastructure and facilities savings of $1.2 million.

Selling, general and administrative expense decreased $5.8 million, or 12% to $43.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily due to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $1.7 million and infrastructure and facilities savings of $1.6 million. In addition, we had lower legal expenses of $1.3 million and a decrease in trade show and travel expenses of $1.2 million. These decreases were partially offset by an increase in depreciation expense of $0.9 million.

We expect selling, general and administrative expense to decrease in 2017 compared to 2016 as we implement efficiency and cost savings initiatives in 2017.

Interest Expense and Other Expense, Net

The following table presents these items for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,		Year-Over-Year Change
	2017	2016		2017	2016
Interest expense	$1,456	$1,453	—%	$2,911	$2,906	—%
Other (income) expense, net	(183)	44	(516)	(193)	368	(152)
Total	$1,273	$1,497	(15)%	$2,718	$3,274	(17)%

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Notes. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.

Interest expense was $1.5 million for both the three months ended June 30, 2017 and 2016.

Interest expense was $2.9 million for both the six months ended June 30, 2017 and 2016.

Other income increased by $0.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, mainly due to the net favorable effects of foreign exchange rate changes during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other income increased by $0.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, mainly due to the net favorable effects of foreign exchange rate changes during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Benefit from Income Taxes

We recorded a tax benefit of $0.8 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively.
The tax benefit for the three months ended June 30, 2017 and 2016 was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from our Canadian operations, partially offset by other foreign tax provisions. The benefit from income taxes decreased by $0.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly driven by true-up adjustments resulting from the filing of tax returns in foreign jurisdictions.

We recorded a tax benefit of $2.6 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The tax benefit for the six months ended June 30, 2017 and 2016 was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from our Canadian operations, partially offset by tax provisions. The benefit from income taxes increased by $0.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly driven by increased losses from our Canadian operations.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, our principal sources of liquidity consisted of $39.6 million of cash and cash equivalents and $2.4 million of short-term investments. As of June 30, 2017, our working capital excluding deferred revenue was $53.9 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(16,778)	$(15,146)
Net cash provided by investing activities	21,089	21,496
Net cash (used in) provided by financing activities	(46)	134
Net increase in cash and cash equivalents	4,552	6,781

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

Net cash used in operating activities for the six months ended June 30, 2017 was $16.8 million, and consisted of a net loss of $34.1 million, adjusted for non-cash adjustments of $14.0 million and net change in assets and liabilities of $3.3 million. Non-cash items primarily included amortization of developed technology of $5.6 million, stock-based compensation expense of $4.8 million, depreciation and amortization of $4.1 million, and other non-cash items of $0.4 million. The net change in assets and liabilities was primarily driven by an increase in other liabilities of $2.2 million, a decrease in inventory of $1.1 million, and a decrease in accounts receivable of $0.9 million, and an increase in accounts payable of $0.2 million, partially offset by a decrease in deferred revenue of $0.4 million, and an increase in other assets of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2016, was $15.1 million, and consisted of net loss of $38.5 million, adjusted for non-cash adjustments of $16.8 million, and a net change in assets and liabilities of $6.5 million. Non-cash items primarily included stock-based compensation expense of $7.4 million, amortization of developed technology of $5.6 million, depreciation and amortization of $3.2 million, and other non-cash items of $0.6 million. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable of $6.0 million, an increase in other liabilities of $2.2 million and an increase in deferred revenues of $0.4 million, partially offset by a decrease of accounts payable of $1.0 million, an increase of inventory of $0.8 million, and an increase in other assets of $0.3 million.

Net Cash Provided by Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our business operations. However, as a result of our efficiency and cost-savings initiatives, we may decrease or defer certain capital expenditures and development activities, while further optimizing our organization.

Net cash provided by investing activities was $21.1 million during the six months ended June 30, 2017. Net cash provided by investing activities primarily consisted of $23.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.5 million and capital expenditures of $0.8 million.

Net cash provided by investing activities was $21.5 million during the six months ended June 30, 2016. Net cash provided by investing activities primarily consisted of $56.4 million of proceeds from sales and maturities of investments and proceeds from the sale of the Verinata investment of $2.3 million, partially offset by purchases of investments of $34.6 million and capital expenditures of $2.7 million.

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

Net Cash (Used in) Provided by Financing Activities

There were no significant financing activities for the six months ended June 30, 2017 and 2016.

Capital Resources

At June 30, 2017, our working capital excluding deferred revenue was $53.9 million, including cash, cash equivalents, and short-term investments of $42.0 million.

On August 3 2017, we entered into a Sales Agreement with Cowen to sell shares of our common stock having aggregate sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cowen will be entitled to compensation for its services that will not exceed, but may be lower than, 3% of the gross sales price per share sold through them under the sales agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $30 million and may be terminated earlier by either party upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement.

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

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, including any issuances pursuant to our "at-the-market" equity offering program under our sales agreement with Cowen, our stockholders could experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 7 to the financial statements for our lease obligations.

Other than as disclosed above, there have been no material changes during the six months ended June 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2017 and 2016, our foreign currency income was nil and a loss of $0.6 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $39.6 million at June 30, 2017. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $2.4 million in investments at June 30, 2017, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from June 30, 2017. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 21, 2015, Thermo Fisher Scientific, Inc. (“Thermo”) filed a complaint in the Circuit Court for the County of Kalamazoo of Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. As a result of this settlement, in the second quarter of 2017, we accrued an additional $1.0 million of legal expense. This results in an accrued amount of $2.0 million as of June 30, 2017, net of a $1.0 million insurance recovery receivable related to this matter.

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

Our total revenue was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. The decrease in overall revenue was due in significant part to decreasing sales of single-cell genomics instruments, driven by a combination of factors including changes in customer demand, increased competition, and performance issues in certain IFCs used in our C1 systems, partially offset by increased revenue from mass cytometry instruments. At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. As part of this shift and due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives include targeted workforce reductions, optimizing our facilities, and reducing excess space. In addition, we may need to decrease or defer capital expenditures and development activities to further optimize our operations. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. The efficiency and cost-savings initiatives are expected to reduce operating expenses and enable us to efficiently align our resources in areas providing the greatest benefit, but if our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek other sources of financing.

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, 2014 and 2015, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend continued in 2014 and 2015 with a decrease in revenue in the first quarters of 2015 and 2016, respectively. Sales, however, remained relatively flat in the first quarter of 2017 compared to the fourth quarter of 2016. Additionally, for the quarters ended March 31, 2015 and June 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarters ended June 30, 2017, September 30, 2016, June 30, 2016, and September 30, 2015, and for the years ended December 31, 2016 and 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems, particularly our proteomics systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations and rates of revenue growth, if any. We have experienced significant revenue growth in the past but we may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to return to adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations. We expect that our sales will continue to fluctuate on an annual and quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

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

The application of our technologies to high-throughput genomics, single-cell genomics and mass cytometry applications are emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. The future growth of our markets and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. If the markets for mass cytometry, single-cell genomics and production genomics do not grow, our business may be adversely affected. Additionally, our success in these markets will depend to a large extent on our ability to successfully sell products using our technologies. If we are not able to successfully market and sell our products, or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into these markets.

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

During the six months ended June 30, 2017 and 2016, and the years ended December 31, 2016 and 2015, approximately 53%, 53%, 50% and 52%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit, and the United Kingdom submitted its required notice under the applicable treaties that it intended to leave the European Union in March 2017, which initiated a negotiation process between the United Kingdom and the European Union that could last up to two years. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on our United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the six months ended June 30, 2017 and for the years ended December 31, 2016 and 2015, we experienced foreign currency losses of nil, $1.5 million, and $1.6 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques, or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including high-throughput genomics, single-cell genomics and mass cytometry, as well as potential markets for our products such as high-throughput DNA sequencing and molecular applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced, and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition, and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $16.9 million, $34.1 million, $76.0 million, and $53.3 million during the three and six months ended June 30, 2017 and for the years ended December 31, 2016, and 2015, respectively. As of June 30, 2017, we had an accumulated deficit of $473.8 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future growth. However, we recently implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These initiatives have included targeted workforce reductions and optimizing our facilities and excess space. They may also include decreasing or deferring capital expenditures and development activities. To the extent we are unable to invest sufficiently in these activities, it may impair our ability to develop, market and sell new and existing products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise funds by issuing equity securities, including any issuances pursuant to our "at the market" equity offering program under our sales agreement with Cowen, our stockholders could experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We may also have to reduce marketing, customer support, research and development or other resources devoted to our products.

Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.

As of June 30, 2017, we had approximately $184.5 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and approximately $80.4 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

If we seek to be regulated as a medical device manufacturer by the U.S. Food and Drug Administration, or FDA, and foreign regulatory authorities, and seek approval and/or clearance for our products, the regulatory approval process would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive. If our products were successfully approved and/or cleared, we would be subject to ongoing and extensive regulatory requirements, which would increase our costs and divert resources away from other projects. If we obtained FDA clearance or approval and we failed to comply with these requirements, our business and financial condition could be adversely impacted.

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

We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. We are currently assessing whether and when to make an initial registration. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations, or QSRs, we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.

In addition, we may in the future submit 510(k) premarket notifications to the FDA to obtain FDA clearance of certain of our products on a selected basis. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a premarket approval application or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we believe are important or commercially attractive.

If we sought and received regulatory clearance or approval for certain of our products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our development and manufacturing operations. In addition, we would be required to obtain a new 510(k) clearance before we could introduce subsequent modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.

In addition, we could decide to seek similar regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we would need to comply with the Medical Device Directive 93/42 EEC and/or the In Vitro Diagnostics Directive 98/79/EC, which are required to market medical devices in the European Union. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.

As products that are currently labeled, promoted and intended for RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products in their own laboratory developed tests, or LDTs, for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In January, 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.

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

If we seek to implement a company-wide implementation of an enterprise resource planning, or ERP, system, such implementation could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We have considered implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If we decide to implement a company-wide ERP system, our business and results of operations could be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement the ERP system as planned or if the system does not operate as intended, our business, results of operations, and internal controls over financial reporting could be adversely affected.

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

We believe that these tax benefits are a valuable asset for us. On November 21, 2016, our board of directors approved a tax benefit preservation plan, or Tax Benefit Preservation Plan, in an effort to protect our tax benefits during the effective period of the tax benefit preservation plan. Our board of directors elected to let the Tax Benefit Preservation Plan expire in August 2017 based on its determination, in consultation with our management and tax advisors, that our NOLs were not at material risk of limitation based on an ownership change pursuant to Section 382. Our board of directors will continue to monitor our NOLs, however, and could elect to adopt a similar plan if it believes a potential risk exists that our NOLs could be limited. Any future tax benefit preservation plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.

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

Many of our employees were previously employed at universities or other life science or Ag-Bio companies, including our competitors or potential competitors. In the future, we may become subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, we were a defendant in litigation brought against us and one of our non-executive employees by Thermo Fisher Scientific Inc. (Thermo) alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations. While we resolved our dispute with Thermo in July 2017, if we fail in defending against similar claims brought in the future we could be subject to injunctive relief against us. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss of or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against any similar claims brought in the future, litigation could result in substantial costs and be a distraction to management.

We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products, which would have an adverse effect on our business.

We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, Fluidigm Canada Inc., or Fluidigm Canada, an Ontario corporation and wholly-owned subsidiary of Fluidigm Sciences, was party to an interim license agreement, now expired, with Nodality, Inc., or Nodality, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with Nodality, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of June 30, 2017, we had 29,414,727 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 57.1% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

We will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.

We will have broad discretion to use the net proceeds to us from our “at the market” equity offering program, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes and working capital, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Sales Agreement, dated as of August 3, 2017, between Fluidigm Corporation and Cowen and Company, LLC.	8-K	1.1	8/3/2017

3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016

3.3	Certificate of Elimination.	8-K	3.1	8/2/2017

4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017

10.1*	Fluidigm Corporation 2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017

10.2*	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 1999 Stock Option Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017

10.3	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated:	August 8, 2017
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	August 8, 2017
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Sales Agreement, dated as of August 3, 2017, between Fluidigm Corporation and Cowen and Company, LLC.	8-K	1.1	8/3/2017

3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016

3.3	Certificate of Elimination.	8-K	3.1	8/2/2017

4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017

10.1*	Fluidigm Corporation 2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017

10.2*	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 1999 Stock Option Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017

10.3	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
*Indicates a management contract or compensatory plan.

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