Form 10-Q
period 2017-09-30
FLUIDIGM CORP
filed 2017-11-07
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 27, 2017, there were 38,647,687 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	September 30, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$60,944	$35,045
Short-term investments	1,430	24,385
Accounts receivable (net of allowances of $391 at September 30, 2017 and $502 at December 31, 2016)	13,732	14,610
Inventories	17,746	20,114
Prepaid expenses and other current assets	2,314	2,517
Total current assets	96,166	96,671
Property and equipment, net	13,335	16,525
Other non-current assets	6,987	9,291
Developed technology, net	71,400	79,800
Goodwill	104,108	104,108
Total assets	$291,996	$306,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,721	$3,967
Accrued compensation and related benefits	8,954	3,996
Other accrued liabilities	8,332	12,374
Deferred revenue, current	9,877	9,163
Total current liabilities	31,884	29,500
Convertible notes, net	195,166	194,951
Deferred tax liability, net	15,916	21,140
Deferred revenue, non-current	4,589	4,315
Other non-current liabilities	5,371	3,256
Total liabilities	252,926	253,162
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2017 and December 31, 2016; 38,622 and 29,208 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	39	29
Additional paid-in capital	529,500	493,441
Accumulated other comprehensive loss	(731)	(760)
Accumulated deficit	(489,738)	(439,477)
Total stockholders’ equity	39,070	53,233
Total liabilities and stockholders’ equity	$291,996	$306,395
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$20,576	$17,992	$61,383	$68,095
Service revenue	4,133	4,152	12,620	11,085
License revenue	38	47	190	182
Total revenue	24,747	22,191	74,193	79,362
Costs and expenses:
Cost of product revenue	11,414	9,071	33,060	31,097
Cost of service revenue	1,150	1,228	3,437	3,673
Research and development	7,683	9,252	23,668	29,642
Selling, general and administrative	20,102	21,123	63,653	70,444
Total costs and expenses	40,349	40,674	123,818	134,856
Loss from operations	(15,602)	(18,483)	(49,625)	(55,494)
Interest expense	(1,456)	(1,454)	(4,367)	(4,361)
Other income (expense), net	379	(161)	571	(527)
Loss before income taxes	(16,679)	(20,098)	(53,421)	(60,382)
Benefit from income taxes	735	309	3,343	2,093
Net loss	$(15,944)	$(19,789)	$(50,078)	$(58,289)
Net loss per share, basic and diluted	$(0.46)	$(0.68)	$(1.61)	$(2.01)
Shares used in computing net loss per share, basic and diluted	34,513	29,069	31,051	28,959
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(15,944)	$(19,789)	$(50,078)	$(58,289)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(85)	(41)	25	141
Net change in unrealized gain (loss) on investments	2	(12)	4	92
Other comprehensive (loss) income, net of tax	(83)	(53)	29	233
Comprehensive loss	$(16,027)	$(19,842)	$(50,049)	$(58,056)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(50,078)	$(58,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,820	4,972
Stock-based compensation expense	7,097	11,033
Amortization of developed technology	8,400	8,400
Other non-cash items	(535)	592
Changes in assets and liabilities:
Accounts receivable, net	751	12,073
Inventories	2,102	(4,136)
Prepaid expenses and other current assets	182	236
Other non-current assets	1,417	(84)
Accounts payable	1,079	(1,443)
Deferred revenue	908	515
Other current liabilities	687	(1,305)
Other non-current liabilities	(2,589)	(972)
Net cash used in operating activities	(24,759)	(28,408)
Investing activities
Purchases of investments	(1,450)	(38,564)
Proceeds from sales and maturities of investments	24,375	71,922
Proceeds from sale of investment in Verinata	—	2,330
Purchases of property and equipment	(1,388)	(4,371)
Net cash provided by investing activities	21,537	31,317
Financing activities
Net proceeds from issuance of common stock	28,843	—
Proceeds from exercise of stock options	63	217
Payments for taxes related to net share settlement of equity awards	(90)	(90)
Net cash provided by financing activities	28,816	127
Effect of foreign exchange rate fluctuations on cash and cash equivalents	305	153
Net increase in cash and cash equivalents	25,899	3,189
Cash and cash equivalents at beginning of period	35,045	29,117
Cash and cash equivalents at end of period	$60,944	$32,306
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 because they would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options, restricted stock units and performance awards	3,742	4,947	3,742	4,947
Convertible notes	3,598	3,598	3,598	3,598
Total	7,340	8,545	7,340	8,545

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2017 are summarized as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(758)	$(2)	$(760)
Other comprehensive income	34	1	35
Balance at March 31, 2017	(724)	(1)	(725)
Other comprehensive income	76	1	77
Balance at June 30, 2017	(648)	—	(648)
Other comprehensive (loss) income	(85)	$2	(83)
Balance at September 30, 2017	$(733)	$2	$(731)

De minimus amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The tax effect of each component of other comprehensive income was immaterial for the three and nine months ended September 30, 2017.

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

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this standard in the first quarter of 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplified several aspects of the accounting for share-based payments, including changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows of employee taxes paid when an employer withholds shares for tax-withholding purposes. We adopted this standard in the first quarter of 2017 by recording the cumulative impact of applying this guidance to retained earnings. We also elected to account for forfeitures as they occur, as permitted by ASU 2016-09. The adoption of this ASU did not have a material impact on our consolidated financial statements. See Note 9 for the impact on deferred tax assets.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 regarding ASC (Topic 606) Revenue from Contracts with Customers. ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12, issued in May 2016, provides narrow scope improvements and practical expedients related to ASU 2014-09. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. In July, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 and ASU 2016-12 will be effective for our fiscal year beginning January 1, 2018, with early adoption permitted.

We currently plan to adopt ASU 2014-09 in the first quarter of 2018, using the modified retrospective method. We have made significant progress toward completing our assessment of the impact of adopting ASU 2014-09 and are finalizing our implementation plan. While we have not completed our assessment of the impact of the new revenue recognition standard, we expect that this new standard will not have a material impact on our consolidated financial statements. We expect that the new revenue recognition standard’s broader definition of variable consideration will require us to estimate and record certain payments from customers. ASU 2014-09 requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. We are evaluating whether our service plans contain separate and distinct performance obligations. If we determine that our service plans do not contain separate and distinct performance obligations, the fees we receive upfront for our service plans will be recognized as revenue ratably over the term of the service plan, which is our current practice. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of retained earnings as of January 1, 2018. Incremental disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard. We will continue to monitor the effect of additional modifications, clarifications or interpretations issued by the FASB on our current conclusions.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

continue to be classified as either operating or finance leases in the income statement. Lessor accounting under this ASU is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019 and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We have not yet determined whether we will elect early adoption of the standard and cannot currently estimate the financial statement impact of adoption.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. ASU 2016-18 will be effective for our fiscal year beginning January 1, 2018, with early adoption permitted. We currently expect the adoption of this ASU will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU will be effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020, with early adoption permitted. We are currently evaluating the adoption of this ASU and cannot estimate the financial statement impact of adoption.

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

In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS Sciences, Inc. (now Fluidigm Sciences Inc.). Interest expense related to the Notes was approximately $1.5 million for both the three months ended September 30, 2017 and 2016, respectively. Interest expense related to the Notes was $4.4 million approximately for both the nine months ended September 30, 2017 and 2016, respectively. Approximately $2.8 million of interest under the Notes became due and was paid during each of the nine months ended September 30, 2017 and 2016, respectively.

The carrying values of the components of the Notes are as follows (in thousands):

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2017	December 31, 2016
Principal amount of Notes	$201,250	$201,250
Unamortized debt discount	(5,148)	(5,330)
Unamortized debt issuance cost	(936)	(969)
Net carrying value of convertible notes	$195,166	$194,951

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Intangible Assets, net

Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net were as follows (in thousands):

	September 30, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(40,600)	$71,400	10.0 years
Patents and licenses	11,274	(5,420)	5,854	7.9 years
Total intangible assets, net	$123,274	$(46,020)	$77,254

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(32,200)	$79,800	10.0 years
Patents and licenses	11,224	(4,533)	6,691	7.9 years
Total intangible assets, net	$123,224	$(36,733)	$86,491

In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization for the three and nine months ended September 30, 2017 was $2.8 million and $8.4 million, respectively. Related amortization for the three and nine months ended September 30, 2016 was $2.8 million and $8.4 million, respectively.

Based on the carrying value of intangible assets as of September 30, 2017, the annual amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2017 (remainder of the year)	$3,100
2018	12,334
2019	12,243
2020	12,243
2021	12,087
Thereafter	25,247
$77,254

5. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$8,336	$8,919
Work-in-process	1,316	1,742
Finished goods	8,094	9,453
Total inventories, net	$17,746	$20,114

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment and software	$5,831	$5,497
Laboratory and manufacturing equipment	25,051	23,670
Leasehold improvements	8,304	8,747
Office furniture and fixtures	2,119	2,084
Property and equipment, gross	41,305	39,998
Less accumulated depreciation and amortization	(28,002)	(24,084)
Construction-in-progress	32	611
Property and equipment, net	$13,335	$16,525

Warranty
We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and nine months ended September 30, 2017 and 2016, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$706	$1,046	$1,023	$1,076
Accrual for current period warranties	287	200	474	488
Warranty costs incurred	(300)	(360)	(804)	(678)
Ending balance	$693	$886	$693	$886

6. Fair Value of Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	September 30, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$14,474	$—	$—	$14,474	$14,474	$—
Available-for-sale:
Level I:
Money market funds	21,085	—	—	21,085	21,085	—
U.S. treasury securities	14,297	1	—	14,298	14,298	—
Subtotal	35,382	1	—	35,383	35,383	—
Level II:
U.S. government and agency securities	12,516	1	—	12,517	11,087	1,430
Total	$62,372	$2	$—	$62,374	$60,944	$1,430

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

There were no transfers between Level I and Level II measurements during the nine months ended September 30, 2017 and 2016, and there were no changes in the valuation techniques used.

The contractual maturity periods of $1.4 million of our marketable debt securities are within one year from September 30, 2017.

None of our available-for-sale securities have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

The estimated fair value of the Convertible Notes is based on a market approach (See Note 3). The estimated fair value was approximately $147.2 million and $139.7 million (par value $201.3 million) as of September 30, 2017 and December 31, 2016, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

7. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through 2026. We leased office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom, with various expiration dates through March 2026. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three and nine months ended September 30, 2017 was $1.2 million and $3.8 million, respectively. Rental expense, net of amortization of lease incentive and sublease income for the three and nine months ended September 30, 2016 was $1.5 million and $4.9 million, respectively.

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of September 30, 2017 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income
2017 (remainder of the year)	$1,123	$(264)
2018	4,229	(741)
2019	4,132	(523)
2020	2,158	(181)
2021	1,265	—
Thereafter	2,815	—
Total	$15,722	$(1,709)

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

We incurred legal expenses between October 2015 and the third quarter of 2017 to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. In December, 2015, Thermo Fisher Scientific, Inc., (Thermo) filed a complaint in the Circuit Court for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while such individual was still an employee of Thermo. In November, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement of $3.0 million and received an insurance recovery payment of $1.0 million related to this matter.

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

8. Stock-Based Compensation

We recognized stock-based compensation expense of $2.3 million and $7.1 million during the three and nine months ended September 30, 2017, respectively. We recognized stock-based compensation expense of $3.6 million and $11.0 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had $4.2 million and $10.4 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, respectively, which are expected to be recognized over a weighted average period of 3.1 years and 2.4 years, respectively.

Equity Incentive Plans (Excluding Stock Option Exchange Program)

During the three and nine months ended September 30, 2017, we granted certain employees options to purchase 117,430 and 936,743 shares of common stock, respectively. The options granted during the three months ended September 30, 2017 had exercise prices ranging from $3.09 to $5.44 per share and a total grant date fair value of $0.2 million. The options granted during the nine months ended September 30, 2017 had exercise prices ranging from $3.09 to $6.78 per share and a total grant date fair value of $2.8 million.

During the three and nine months ended September 30, 2017, we granted certain employees 198,949 and 817,739 restricted stock units, respectively. The restricted stock unit awards granted during the three months ended September 30, 2017 had fair market values ranging from $3.09 to $5.44 per unit and a total grant date fair value of $0.8 million. The restricted stock unit awards granted during the nine months ended September 30, 2017 had fair market values ranging from $3.09 and $6.78 per unit and a total grant date fair value of $4.7 million.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Stock Option Exchange Program

On August 23, 2017, we launched a one-time stock option exchange program (Program) pursuant to which eligible employees were able to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $4.37 per share and greater than the closing price of a share of our common stock on the NASDAQ Global Select Market on the expiration date of the exchange offer (Offer), for restricted stock units or stock options ("New Awards") covering a lesser number of shares than were subject to the Eligible Options exchanged immediately before being cancelled in the Offer. Non-employee members of our Board of Directors were not eligible to participate in the Program. The Program expired on September 20, 2017, with a closing price of $5.13 per share.

115 employees elected to surrender Eligible Options to purchase a total of 1,204,198 shares of our common stock, representing approximately 50.02% of the total shares of common stock underlying the Eligible Options. All surrendered options were canceled effective as of the expiration date, and immediately thereafter, in exchange for such surrendered options, we issued (i) new options to purchase an aggregate of 399,117 shares of our common stock with an exercise price of $5.13; and (ii) restricted stock units representing 54,944 shares of our common stock, each, pursuant to the terms of the Offer and our 2011 Equity Incentive Plan. The new awards granted under the Program generally vest over three years.

The Program did not result in a material incremental stock-based compensation expense because the fair value of the new awards was approximately equal to the fair value of the surrendered options immediately prior to the exchange date. The original fair value of the surrendered options plus the incremental stock-based compensation expense will be recognized over the vesting periods of the New Awards.

2017 Employee Stock Purchase Plan

On August 1, 2017, our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP) at the annual meeting of stockholders. Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP has a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to 10% of their compensation and may not purchase more than $25,000 of stock for any calendar year. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period. Our first ESPP offering period began on October 1, 2017 with a shorter offering period ending on November 30, 2017.

9. Income Taxes

The benefit for income taxes for the periods presented differs from the 34% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax benefit of $0.7 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations. We recorded a tax benefit of $0.3 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by a tax provision and discrete tax items from our other foreign operations.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Upon adoption of ASU 2016-09 (see Note 2), we recorded to the opening balance of retained earnings $9.3 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of January 1, 2017, and a corresponding increase of $9.3 million in valuation allowances against these deferred tax assets as substantially all of our U.S. deferred tax assets, net of deferred tax liabilities, were subject to a full valuation allowance. The net impact to retained earnings as a result of these adjustments was zero.

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

10. Information about Geographic Areas

We operate in one reporting segment that develops manufactures and commercializes tools for life sciences research. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.

The following table presents the total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$11,154	$12,518	$34,659	$39,531
Europe	7,711	5,194	23,095	22,980
Asia-Pacific	4,857	3,625	13,710	13,616
Other	1,025	854	2,729	3,235
Total revenue	$24,747	$22,191	$74,193	$79,362

No individual customer represented more than 10% of our total revenues for the three and nine months ended September 30, 2017 and 2016.

Revenue from sales to customers in China represented 11% of our total revenue, or $2.8 million for the three months ended September 30, 2017, and 11% of our total revenue, or $8.1 million, for the nine months ended September 30, 2017. Revenue from sales to customers in China represented 10% of our total revenue, or $2.3 million for the three months ended September 30, 2016, and 11% of our total revenue, or $8.4 million, for the nine months ended September 30, 2016. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three and nine months ended September 30, 2017 and 2016.

11. Shareholders' Equity

Tax Benefit Preservation Plan

On August 1, 2017, the Tax Benefit Preservation Plan (Tax Plan) dated as of November 21, 2016 expired and all of the preferred share purchase rights distributed to the holders of our common stock pursuant to the Tax Plan expired.

At-The-Market Offering

On August 3, 2017, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Cowen would act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made.

On August 10, 2017, we sold 9,090,909 shares of our common stock, $0.001 par value per share, through Cowen acting as our agent, for aggregate gross proceeds of $30.0 million. Our aggregate net proceeds from such sales were approximately $28.8 million, after deducting related expenses, including commissions to Cowen of approximately $0.7 million and issuance costs of approximately $0.5 million. These sales exhausted the shares that were available for sale under the Sales Agreement.

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

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “Cell-ID,” “CyTOF,” “D3,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “FC1,” “Flex Six,” “Helios,” “High-Precision 96.96 Genotyping,” "Hyperion," “Juno,” “Maxpar,” “MSL,” “Nanoflex,” “Open App,” “Polaris,” “qdPCR 37K,” “Script Builder,” “Script Hub,” “Singular,” “SNP Trace” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

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

Our total revenue for the nine months ended September 30, 2017 was $74.2 million, compared to $79.4 million for the nine months ended September 30, 2016. Our total revenue for the twelve months ended December 31, was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2017, our accumulated deficit was $489.7 million.

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

On August 10, 2017, we sold 9,090,909 shares of our common stock through an “at-the-market” equity offering program, for aggregate net proceeds of approximately $28.8 million.

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

Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three and nine months ended September 30, 2017 and 2016, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenue:
Total revenue	$24,747	100%	$22,191	100%	$74,193	100%	$79,362	100%
Costs and expenses:
Cost of product revenue	11,414	46	9,071	41	33,060	45	31,097	39
Cost of service revenue	1,150	5	1,228	6	3,437	5	3,673	5
Research and development	7,683	31	9,252	42	23,668	32	29,642	37
Selling, general and administrative	20,102	81	21,123	95	63,653	86	70,444	89
Total costs and expenses	40,349	163	40,674	183	123,818	167	134,856	170
Loss from operations	(15,602)	(63)	(18,483)	(83)	(49,625)	(67)	(55,494)	(70)
Interest expense	(1,456)	(6)	(1,454)	(5)	(4,367)	(6)	(4,361)	(5)
Other income (expense), net	379	2	(161)	(1)	571	1	(527)	(1)
Loss before income taxes	(16,679)	(67)	(20,098)	(91)	(53,421)	(72)	(60,382)	(76)
Benefit from income taxes	735	3	309	1	3,343	5	2,093	3
Net loss	$(15,944)	(64)%	$(19,789)	(89)%	$(50,078)	(67)%	$(58,289)	(73)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our high-throughput genomics, single-cell genomics and mass cytometry instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We also receive revenue from our license agreements with third parties. The following table presents our revenue by source for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,			Year-Over-Year Change
	2017	2016		2017	2016
Revenue:
Instruments	$10,518	$9,172	15%	$31,183	$36,181		(14)%
Consumables	10,058	8,820	14	30,200	31,914		(5)
Product revenue	20,576	17,992	14	61,383	68,095	—	(10)
Service revenue	4,133	4,152	—	12,620	11,085		14
License revenue	38	47	(19)	190	182		4
Total revenue	$24,747	$22,191	12%	$74,193	$79,362	—	(7)%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,				Year-Over-Year Change	Nine Months Ended September 30,				Year-Over-Year Change
	2017		2016			2017		2016
United States	$11,154	45%	$12,518	56%	(11)%	$34,659	47%	$39,531	50%	(12)%
Europe	7,711	31	5,194	24	48	23,095	31	22,980	28	1
Asia-Pacific	4,857	20	3,625	16	34	13,710	18	13,616	18	1
Other	1,025	4	854	4	20	2,729	4	3,235	4	(16)
Total	$24,747	100%	$22,191	100%	12%	$74,193	100%	$79,362	100%	(7)%

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Total revenue from our five largest customers comprised 17% and 14% of our total revenue for the three and nine months ended September 30, 2017, respectively. Total revenue from our five largest customers comprised 20% and 16% of our total revenue for the three and nine months ended September 30, 2016, respectively.

Total Revenue

Total revenue increased by $2.6 million, or 12%, to $24.7 million for the three months ended September 30, 2017 compared to $22.2 million for the three months ended September 30, 2016, due to higher product revenue primarily from our mass cytometry products. Total revenue increased in all geographic areas except for the United States for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Revenues in Europe and Asia-Pacific increased by $2.5 million and $1.2 million, or 48% and 34%, respectively, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increases in Europe and Asia-Pacific were primarily driven by higher mass cytometry and high-throughput genomics product sales, partially offset by a decrease in sales of our single-cell genomics products. Revenue in the Other area increased slightly by $0.2 million, or 20%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increases in mass cytometry product sales. Revenue in the United States decreased by $1.4 million, or 11%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was mainly attributable to lower genomics product sales, partially offset by an increase in sales of mass cytometry products.

Total revenue decreased by $5.2 million, or 7%, to $74.2 million for the nine months ended September 30, 2017 compared to $79.4 million for the nine months ended September 30, 2016. The decrease was primarily due to a decrease of $6.7 million in product revenue, partially offset by a $1.5 million increase in service revenue. Revenue in the United States decreased by $4.9 million, or 12%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Revenue in the Other area decreased by $0.5 million, or 16%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decreases in the United States and the Other area were largely attributable to lower genomics instrument sales, partially offset by increased sales of our mass cytometry products. Revenues in Europe and Asia-Pacific remained relatively flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increased sales of our mass cytometry products, offset by lower sales of our genomics products.

Product Revenue

Product revenue increased by $2.6 million, or 14%, to $20.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Instrument revenue increased by $1.3 million, or 15%, to $10.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to higher unit sales of our mass cytometry instruments and, partially offset by lower unit sales of our genomics instruments and, to a lesser extent, lower average selling prices of our genomics instruments. Consumables revenue increased by $1.2 million, or 14%, to $10.1 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to increased unit sales of mass cytometry reagents and high-throughput genomics IFCs, partially offset by decreased unit sales of single-cell genomics IFCs and lower average selling prices of most IFCs.

Product revenue decreased by $6.7 million, or 10%, to $61.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Instrument revenue decreased by $5.0 million, or 14%, to $31.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was mainly due to lower unit sales of our genomics instruments, particularly our single-cell genomics instruments and, to a lesser extent, lower average selling prices of our Helios, BioMark and C1 systems. The decrease was partially offset by sales of our new imaging mass cytometry system. Consumables revenue decreased by $1.7 million, or 5%, to $30.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was mainly attributable to decreased unit sales of genomics consumables, particularly IFCs, and to a lesser extent, lower average selling prices of most IFCs, partially offset by increased unit sales and higher average selling prices of our mass cytometry reagents.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue was generally flat at $4.1 million for the three months ended September 30, 2017 compared to $4.2 million for the three months ended September 30, 2016. Service revenue increased by $1.5 million, or 14%, to $12.6 million for the nine months ended September 30, 2017 compared to $11.1 million for the nine months ended September 30, 2016. The increase was mainly driven by an increase in instruments under post-warranty service contracts due to growth in our instrument installed base, particularly mass cytometry instruments. Revenue from post-warranty service contracts generally lags our instruments revenue by one year. Other fee-for-service offerings, including training, installation, labor and preventive maintenance, were relatively flat for the nine months ended September 30, 2017 compared to the same period of 2016.

License Revenue

All license revenue is generated in the United States. License revenue was essentially flat for the three and nine months ended September 30, 2017 compared to the same periods of 2016.

Costs of Product and Service Revenue

The following table presents our costs of product and service revenue and product and service margins for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product revenue	$11,414	$9,071	$33,060	$31,097
Product margin	45%	50%	46%	54%
Cost of service revenue	$1,150	$1,228	$3,437	$3,673
Service margin	72%	70%	73%	67%

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-

moving and obsolete inventory, and stock-based compensation expense. Cost of service revenue includes direct labor hours, overhead, and instrument parts. Costs related to license revenue are included in research and development expense.

Cost of product revenue increased by $2.3 million, or 26%, to $11.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Overall cost of product revenue as a percentage of related revenue was 55% and 50% for the three months ended September 30, 2017 and 2016, respectively. Product margin decreased by five percentage points compared to the same period in 2016, primarily due to increased genomics unit product costs from lower production volumes, partially offset by fixed amortization of developed technology over higher revenues.

Cost of product revenue increased by $2.0 million, or 6%, to $33.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Overall cost of product revenue as a percentage of related revenue was 54% and 46% for the nine months ended September 30, 2017 and 2016, respectively. Product margin decreased by eight percentage points compared to the same period in 2016, primarily due to higher genomics unit product costs from lower production volumes and, to a lesser extent, higher excess and obsolete inventory expense and lower average selling prices for genomics instruments and consumables.

Cost of service revenue decreased by $0.1 million, or 6%, to $1.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Overall cost of service revenue as a percentage of related revenue was 28% and 30% for the three months ended September 30, 2017 and 2016, respectively. Cost of service revenue decreased by $0.2 million, or 6%, to $3.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Overall cost of service revenue as a percentage of related revenue was 27% and 33% for the nine months ended September 30, 2017 and 2016, respectively. The service margins increased two and six percentage points, respectively, during the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily driven by lower labor costs due to greater efficiency.

Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Operating Expenses

The following table presents our operating expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,		Year-Over-Year Change
	2017	2016		2017	2016
Research and development	$7,683	$9,252	(17)%	$23,668	$29,642	(20)%
Selling, general and administrative	20,102	21,123	(5)	63,653	70,444	(10)
Total	$27,785	$30,375	(9)%	$87,321	$100,086	(13)%

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

Research and development expense decreased by $1.6 million, or 17%, to $7.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Research and development expense decreased by $6.0 million, or 20%, to $23.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Decreases for both the three and nine month periods ended September 30, 2017 were primarily attributable to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $0.9 million and $2.7 million for the three and nine month periods ended September 30, 2017, respectively. In addition, we had a decrease in product material and supplies costs of $0.6 million and $2.7 million for the three and nine month periods ended September 30, 2017, respectively, mainly due to higher-cost projects in the prior year period.

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

Selling, general and administrative expense decreased $1.0 million, or 5%, to $20.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This decrease was primarily due to the implementation of our cost-savings initiatives in the first quarter of 2017, including infrastructure and facilities savings of $0.9 million.

Selling, general and administrative expense decreased $6.8 million, or 10% to $63.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease was primarily due to the implementation of our cost-savings initiatives in the first quarter of 2017, including infrastructure and facilities savings of $2.5 million. In addition, we had lower legal expenses of $1.5 million, a decrease in outside services of $1.3 million, a decrease in travel expenses of $1.0 million and a decrease in recruiting costs of $0.9 million. These decreases were partially offset by an increase in depreciation expenses of $1.1 million.

We expect selling, general and administrative expense to decrease in 2017 compared to 2016 as we implement efficiency and cost savings initiatives in 2017.

Interest Expense and Other (Income) Expense, Net

The following table presents these items for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,		Year-Over-Year Change
	2017	2016		2017	2016
Interest expense	$1,456	$1,454	—%	$4,367	$4,361	—%
Other (income) expense, net	(379)	161	(335)	(571)	527	(208)
Total	$1,077	$1,615	(33)%	$3,796	$4,888	(22)%

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

Interest expense was $1.5 million for both the three months ended September 30, 2017 and 2016. Interest expense was $4.4 million for both the nine months ended September 30, 2017 and 2016.

Other income increased by $0.5 million and $1.1 million for the three month and nine month periods ended September 30, 2017, respectively, compared to the three month and nine month periods ended September 30, 2016, mainly due to the net favorable effects of foreign exchange rate changes during the three and nine month periods ended September 30, 2017 compared to the same periods in 2016.

Benefit from Income Taxes

We recorded a tax benefit of $0.7 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The tax benefit for the three months ended September 30, 2017 and 2016 was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations. We recorded a tax benefit of $3.3 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. The tax benefit for the nine months ended September 30, 2017 and 2016 was primarily attributable to the amortization of our acquisition-related deferred tax liability, partially offset by a tax provision and discrete tax items from our other foreign operations. The increase in benefit from income taxes for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was mainly driven by increased losses from our Canadian operations.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, our principal sources of liquidity consisted of $60.9 million of cash and cash equivalents and $1.4 million of short-term investments. As of September 30, 2017, our working capital excluding deferred revenue was $74.2 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(24,759)	$(28,408)
Net cash provided by investing activities	21,537	31,317
Net cash provided by financing activities	28,816	127
Net increase in cash and cash equivalents	25,899	3,189

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

Net cash used in operating activities for the nine months ended September 30, 2017 was $24.8 million, and consisted of a net loss of $50.1 million, adjusted for non-cash adjustments of $20.8 million and net change in assets and liabilities of $4.5 million. Non-cash items included amortization of developed technology of $8.4 million, stock-based compensation expense of $7.1 million, depreciation and amortization of $5.8 million, and a gain from other non-cash items of $0.5 million. The net change in assets and liabilities included a decrease in inventory of $2.1 million, a decrease in other assets of $1.6 million, an increase in accounts payable of $1.1 million, an increase in deferred revenue of $0.9 million, and a decrease in accounts receivable of $0.8 million, partially offset by a decrease in other liabilities of $1.9 million.

Net cash used in operating activities for the nine months ended September 30, 2016, was $28.4 million, and consisted of a net loss of $58.3 million, adjusted for non-cash adjustments of $25.0 million, and a net change in assets and liabilities of $4.9 million. Non-cash items included stock-based compensation expense of $11.0 million, amortization of developed technology of $8.4 million, depreciation and amortization of $5.0 million, and a loss from other non-cash items of $0.6 million. The net change in assets and liabilities included a decrease in accounts receivable of $12.1 million, an increase in deferred revenues of $0.5 million, a decrease in other assets of $0.2 million, partially offset by an increase of inventory of $4.1 million, a decrease in other liabilities of $2.3 million and a decrease of accounts payable of $1.5 million.

Net Cash Provided by Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our business operations. However, as a result of our efficiency and cost-savings initiatives, we may decrease or defer certain capital expenditures and development activities while further optimizing our organization.

Net cash provided by investing activities was $21.5 million during the nine months ended September 30, 2017. Net cash provided by investing activities primarily consisted of $24.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.5 million and capital expenditures of $1.4 million.

Net cash provided by investing activities was $31.3 million during the nine months ended September 30, 2016. Net cash provided by investing activities primarily consisted of $71.9 million of proceeds from sales and maturities of investments and proceeds from the sale of the Verinata investment of $2.3 million, partially offset by purchases of investments of $38.6 million and capital expenditures of $4.4 million.

In February 2013, Illumina, Inc. acquired Verinata Health, Inc. (Verinata) for $350 million in cash and up to an additional $100 million in milestone payments through December 2015. The final milestones related to the sale of Verinata to Illumina were met in December 2015 and, accordingly, we recorded our share of these milestone payment obligations in the amount of $2.3 million from the sale of investment in Verinata in the accompanying consolidated statement of operations for the year ended December 31, 2015. We received the $2.3 million payment in January 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $28.8 million for the nine months ended September 30, 2017, and consisted of net proceeds of $28.8 million from our "at-the market" equity offering in August 2017, and proceeds from exercise of stock options, offset by payments for taxes related to net share settlement for vested restricted stock units.

There were no significant financing activities for the nine months ended September 30, 2016.

Capital Resources

At September 30, 2017, our working capital was $74.2 million, which includes cash, cash equivalents, and short-term investments of $62.4 million, and excludes deferred revenue of $9.9 million.

On August 3, 2017, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Cowen was to act as sales agent. On August 10, 2017, we sold 9,090,909 shares of our common stock, $0.001 par value per share, through Cowen acting as our agent, for aggregate gross proceeds of $30.0 million. Our aggregate net proceeds from such sales were approximately $28.8 million, after deducting related expenses, including commissions to Cowen of approximately $0.7 million and issuance costs of approximately $0.5 million. We plan to use the net proceeds from this offering for general corporate purposes and working capital. These sales exhausted the shares that were available for sale under the Sales Agreement.

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

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 7 to the financial statements for our lease obligations.

Other than as disclosed above, there have been no material changes during the nine months ended September 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2017 our foreign currency gain was $0.3 million. For the nine months ended September 30, 2016 our foreign currency loss was $0.8 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $60.9 million at September 30, 2017. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. We had $1.4 million in investments at September 30, 2017, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from September 30, 2017. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On December 21, 2015, Thermo Fisher Scientific, Inc. (“Thermo”) filed a complaint in the Circuit Court for the County of Kalamazoo of Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement of $3.0 million and received an insurance recovery payment of $1.0 million related to this matter.

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

Our total revenue was $104.4 million in 2016, $114.7 million in 2015, and $116.5 million in 2014. The decrease in overall revenue over this period was due in significant part to decreasing sales of single-cell genomics instruments, driven by a combination of factors including changes in customer demand, increased competition, and performance issues in certain IFCs used in our C1 systems.

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, 2014 and 2015, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend continued in 2014 and 2015 with a decrease in revenue in the first quarters of 2015 and 2016, respectively. Sales, however, remained relatively flat in the first quarter of 2017 compared to the fourth quarter of 2016. Additionally, for the quarters ended March 31, 2015 and September 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the nine months ended September 30, 2017, September 30, 2016, and September 30, 2015, and for the years ended December 31, 2016 and 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems, particularly our proteomics systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $15.9 million and $50.1 million during the three and nine months ended September 30, 2017, respectively, and net losses of $76.0 million and $53.3 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, we had an accumulated deficit of $489.7 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future revenue growth.

Due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. Further actions such as these may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Furthermore, if our efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek additional sources of financing. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all. If we raise funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We may also have to reduce marketing, customer support, research and development or other resources devoted to our products.

We have significant outstanding convertible debt, and may be required to repay, refinance or restructure such debt before 2021. In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Notes). The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. Holders may require us to repurchase all or a portion of their Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of the Notes, holders may require us to repurchase the Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we refinance the debt owed under the Notes, we may issue additional convertible notes or other debt with a later maturity date, and which could include additional company obligations and represent more dilution to existing stockholders and note holders.

The life science markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc. (now part of Thermo Fisher Scientific Inc.), Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc. (acquisition by Bio-Rad Laboratories, Inc. pending), Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., and WaferGen Bio-systems, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, we have in recent quarters experienced increased competition in the single-cell genomics market, including new product releases from 10X Genomics, Inc. and WaferGen Bio-systems, Inc., as well as the acquisition of Cellular Research by Becton Dickinson and Company and an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc. In addition due to the release of our Hyperion imaging mass cytometry system, we now are exposed to competition from companies offering imaging-based systems, specialized reagents and/or services including Carl Zeiss Inc., Leica Biosystems, Nikon Corporation, Olympus America Inc., Roche Diagnostics Corporation, PerkinElmer, Inc. Agilent Technologies, Inc. and Neogenomics (Multiomyx).

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

The application of our technologies to high-throughput genomics, single-cell genomics and, particularly, mass cytometry applications are in many cases emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. The future growth of our markets and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. Additionally, our success depends on the ability of our sales organization to successfully sell our products into these new markets. Our commercial organization has undergone significant changes in 2016 and 2017, and we are in the early stages of establishing sales of our products for many key applications. If we are not able to successfully market and sell our products, or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into these markets.

If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. Market acceptance of our systems will depend on many factors, including our ability to convince potential customers that our systems are an attractive alternative to existing technologies. Compared to some competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in customers choosing to retain their existing systems or to purchase systems other than ours, and revenue from the sale of legacy instruments that may have contributed significant revenue in prior periods may decrease.

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

We may experience development or manufacturing problems or delays that could limit the potential growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing and assembly of our products that would result in delays or shortfalls in our production. For example, our production processes and assembly methods may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our manufacturing costs, delay production of our products, reduce our product margin, and adversely impact our business. Conversely, if demand for our products shifts such that a manufacturing facility is operated below its capacity for an extended period, we may adjust our manufacturing operations to reduce fixed costs, which could lead to uncertainty and delays in manufacturing times and quality during any transition period.

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

In addition, certain of our products are marketed for use with products sold by third parties. For example, certain of our systems are marketed as compatible with major next-generation DNA sequencing instruments. If such third-party products are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our products. In such case, the reliability and performance of our products may be compromised.

The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.

Our business depends on research and development spending levels of academic, clinical, and governmental research institutions, biopharmaceutical, biotechnology, and Ag-Bio companies, and CROs, a reduction in which could limit our ability to sell our products and adversely affect our business.

We expect that our revenue in the foreseeable future will be derived primarily from sales of our systems, IFCs, assays, and reagents to academic institutions, clinical research laboratories that use our technology to develop tests, and biopharmaceutical, biotechnology, Ag-Bio companies and CROs worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems, IFCs, assays, and reagents. These reductions and delays may result from factors that are not within our control, such as:

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

We manufacture our genomics analytical and preparatory instruments and IFCs for commercial sale at our facility in Singapore, our mass cytometry instruments for commercial sale at our facility in Canada, and our assays and reagents for commercial sale at our headquarters in the United States. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead times to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.

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

During the nine months ended September 30, 2017 and 2016, and the years ended December 31, 2016 and 2015, approximately 53%, 50%, 50% and 52%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, we experienced foreign currency gain of $0.3 million during the nine months ended September 30, 2017, and losses of $1.5 million and $1.6 million during the years ended December 31, 2016 and 2015, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

•	Specialized pneumatic and electronic components for our C1, Callisto, Juno, and Polaris systems are available from a limited number of sources.

•	The electron multiplier detector included in the Hyperion/Helios/CyTOF 2 systems and certain metal isotopes used with the Hyperion/Helios/CyTOF 2 systems are purchased from sole source suppliers.

•	The movement stage included in the Hyperion imaging mass cytometer system is purchased from a sole source supplier.

•	The nickel sampler cone used with the Hyperion/Helios/CyTOF 2 systems is purchased from single source suppliers and is available from a limited number of sources.

•	The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.

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

As of September 30, 2017, we had approximately $181.4 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and approximately $77.3 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

Our performance is substantially dependent on the performance of our senior management, which has substantially changed over the last year, including, for example, a change in our chief executive officer in October 2016. In addition to our chief executive officer, several other members of our senior management team have started at Fluidigm since mid-2016. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

Additionally, to expand our research and product development efforts, we need to retain and recruit key scientists skilled in areas such as molecular and cellular biology, assay development, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these personnel is intense and we may face challenges in retaining and recruiting such individuals if, for example, our stock price declines, reducing the retention value of equity awards, or our business or technology is no longer perceived as leading in our field. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

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

We are subject to income taxes in both the United States and certain foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. For example, we have made certain interpretations of existing tax laws or regulations based upon the operations of our business internationally and we have implemented intercompany agreements based upon these interpretations and related transfer pricing analyses. If the U.S. Internal Revenue Service or other taxing authorities disagree with the positions, our effective income tax rate could be adversely affected and we could have additional tax liability, including interest and penalties. We recently completed a review of our European corporate structure and tax positions and, based upon our existing business operations, we restructured our European intercompany transactions, which increased our income tax liability. From time to time, we may review our corporate structure and tax positions in other international jurisdictions and such review may result in additional changes to how we structure our international business operations, which may adversely impact our effective income tax rate. Our effective income tax rate could also be adversely affected by changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Payment of additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. Competition for such employees is intense. In addition, we have experienced significant changes in our sales organization in recent quarters due to reorganizations and changes in leadership. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which would negatively impact sales of our products and reduce our revenue and profitability.

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

We believe that these tax benefits are a valuable asset for us. On November 21, 2016, our board of directors approved a tax benefit preservation plan, or Tax Benefit Preservation Plan, in an effort to protect our tax benefits during the effective period of the tax benefit preservation plan. Our board of directors elected to let the Tax Benefit Preservation Plan expire in August 2017 based on its determination, in consultation with our management and tax advisors, that our NOLs were not at material risk of limitation based on an ownership change pursuant to Section 382. Our board of directors will continue to monitor our NOLs, however, and could elect to adopt a similar plan if it believes a potential risk exists that our NOLs could be limited. Any future tax benefit preservation plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. The value of our tax benefits reflects the currently prescribed Federal corporate income tax rate. A reduction in the corporate income tax rate would cause a reduction to our deferred tax assets and the related valuation allowance.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. For example, some of our products provide for the testing and analysis of genetic material, and patent rights relating to genetic materials remain a developing area of patent law. A recent U.S. Supreme Court decision held, among other things, that claims to isolated genomic

DNA occurring in nature are not patent eligible, while claims relating to synthetic DNA may be patent eligible. We expect the ruling will result in additional litigation in our industry. In addition, third parties may assert that we are employing their proprietary technology without authorization, and if they are successful in making such claims, we may be forced to enter into license agreements, pay additional royalties or license fees, or enter into settlements that include monetary obligations or restrictions on our business.

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

We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights,” which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our IFCs, which incorporate technology developed with U.S. government grants. Our genomics instruments, including microfluidic systems, and IFCs are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, the sole licensor subject to the requirement applied for a waiver of the domestic manufacturing requirement with respect to the relevant patents licensed to us by this licensor. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three-year period commencing in July 2009. In June 2012, the licensor requested a continued waiver of the domestic manufacturing requirement with respect to the relevant patents, but the government agency has not yet taken any action in response to this request. If the government agency does not grant the requested waiver or the government fails to grant additional waivers of such requirement that may be sought in the future, then the U.S. government could exercise its march-in rights with respect to the relevant patents licensed to us. In addition, the license agreement under which the relevant patents are licensed to us contains provisions that obligate us to comply with this domestic manufacturing requirement. We are not currently manufacturing instruments and IFCs in the United States that incorporate the relevant licensed technology. If our lack of compliance with this provision constituted a material breach of the license agreement, the license of the relevant patents could be terminated or we could be compelled to relocate our manufacturing of microfluidic systems and IFCs to the United States to avoid or cure a material breach of the license agreement. Any of the exercise of march-in rights, the termination of our license of the relevant patents or the relocation of our manufacturing of microfluidic systems and IFCs to the United States could materially adversely affect our business, operations and financial condition.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2017, we had 38,622,226 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 58.2% of such shares and one stockholder beneficially owned 29.7% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 58.2% held by our top three stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Sales Agreement, dated as of August 3, 2017, between Fluidigm Corporation and Cowen and Company, LLC.	8-K	1.1	8/3/2017

3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016

3.3	Certificate of Elimination.	8-K	3.1	8/2/2017

4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017

10.1*	Fluidigm Corporation 2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017

10.2*	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 1999 Stock Option Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017

10.3	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017

10.4*	Fluidigm Corporation Change of Control and Severance Plan	8-K	10.1	8/23/2017

10.5*	Endorsement Split-Dollar Life Insurance Agreement	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated:	November 7, 2017
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	November 7, 2017
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

1.1	Sales Agreement, dated as of August 3, 2017, between Fluidigm Corporation and Cowen and Company, LLC.	8-K	1.1	8/3/2017

3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016

3.3	Certificate of Elimination.	8-K	3.1	8/2/2017

4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017

10.1*	Fluidigm Corporation 2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017

10.2*	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 1999 Stock Option Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017

10.3	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017

10.4*	Fluidigm Corporation Change of Control and Severance Plan	8-K	10.1	8/23/2017

10.5*	Endorsement Split-Dollar Life Insurance Agreement	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
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