Form 10-K
period 2017-12-31
FLUIDIGM CORP
filed 2018-03-08
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided, pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $87,539,609 (based on a closing sale price of $4.04 per share as reported for the NASDAQ Global Select Market on June 30, 2017). Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2018 was 38,812,314.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

Fluidigm Corporation
Fiscal Year 2017
Form 10-K
Annual Report
______________________________________

i

Special Note Regarding Forward-looking Statements and Industry Data

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
____________________________

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “Cell-ID,” “CyTOF,” “D3,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “EQ,” “FC1,” “Flex Six,” “Helios,” “High-Precision 96.96 Genotyping,” “Hyperion,” “Imaging Mass Cytometry,” “IMC,” “Juno,” “Maxpar,” “MCD,” “MSL,” “Nanoflex” “Open App,” “Polaris,” “qdPCR 37K,” “Script Builder,” “Script Hub,” “Singular,” “SNP Trace” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
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

We were a pioneer in the application of microfluidics to enable high-throughput and highly-multiplexed polymerase chain reactions, or PCR, for genetic analysis, as well as a field known as single-cell genomics, in which the genetic composition of individual cells is assayed. Our suspension and imaging mass cytometry systems enable the highly-multiplexed analysis of cellular surface and intracellular proteins in both blood and tissue.

Researchers have successfully employed our products to help achieve breakthroughs in a variety of fields, including single-cell gene and protein expression, gene regulation, genetic variation, cellular function and applied genetics. These breakthroughs include using our systems to help detect life-threatening mutations in cancer cells, discover cancer associated biomarkers, provide new insights into immune-modulated disease, analyze the genetic composition of individual stem cells and assess the quality of agricultural products, such as seeds or livestock.

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

Instrumentation and Software

Our mass cytometry instrumentation technology includes a custom-designed inductively-coupled plasma ion source, ion-optical and vacuum systems, and instrument control electronics. With our Helios system, which is an enhanced version of our CyTOF 2 system, individual cells are atomized, ionized, and extracted. A time-of-flight mass analyzer separates atomic ions of different mass-to-charge ratios, providing information on temporal distribution of ions. The Hyperion Imaging System combines CyTOF technology with imaging capability to enable simultaneous interrogation of 4 to 37 protein markers in the spatial context of the tissue microenvironment.

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

We have also developed specialized software to manage and analyze the unusually large amounts of data produced by our systems. Our bioinformatic toolset, the Singular software, facilitates the analysis and visualization of single-cell gene expression data. More recently, we extended the scope of the toolset to include DNA analysis tools. We also developed the C1 Script Builder software to enable customers to take full advantage of the flexibility of C1 IFC architecture by allowing them to program their own control scripts for the C1 system. We offer Fluidigm Cytobank, our cloud-based platform of analytical tools, for use with the Helios system.

Assays and Reagents

We manufacture metal-conjugated antibodies for use with our Helios system to allow detection of up to approximately 37 protein targets simultaneously in a single cell. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.

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

Products

We market innovative technologies and life-science tools, including preparatory and analytical instruments for High Throughput Genomics, Single Cell Genomics, Mass Cytometry and consumables, including IFCs, assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Mass Cytometry

Analytical Systems:

Helios System	Mass cytometry instrument that performs high-parameter single-cell protein analysis by analyzing cells labeled with a panel of reagents conjugated to stable metal isotopes.	Single-Cell Protein Analysis

Hyperion Imaging System
The Hyperion Imaging System brings together imaging capability with proven high-parameter CyTOF technology to enable the simultaneous detection of 4 to 37 metal-tagged protein markers in the spatial context of the tissue microenvironment.
Highly multiplexed protein imaging of tissue heterogeneity across a breadth of pathologies (diseases) including tumors, diabetes, immune diseases and infection

Hyperion Tissue Imager
The Hyperion Tissue Imager scans tissues at 1 micron resolution for detection using CyTOF technology. It can be purchased as an upgrade for the Helios system to enable imaging capability. When the Hyperion Tissue Imager is connected to the Helios system, it creates a fully functional Hyperion Imaging System.
Highly multiplexed protein imaging of tissue heterogeneity across a breadth of pathologies (diseases) including tumors, diabetes, immune diseases and infection

Assays and Reagents:

Product	Product Description	Applications
Maxpar Reagents	Pre-conjugated metal-labeled antibodies for functional and phenotypic profiling of single cells, application specific panel kits, and reagents for custom antibody labeling and nucleic acid staining.	Single-Cell Protein Analysis

High Throughput Genomics

Preparatory Instruments:

Access Array System
A modular, flexible system that automates amplicon-based library preparation of up to 480 amplicons across 48 unique samples per processing run. The resulting barcoded libraries are ready for targeted DNA sequencing on next-generation sequencing (NGS) platforms from Illumina®, Ion Torrent®, and other suppliers.
Library preparation for targeted DNA sequencing on NGS systems

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
Library preparation for targeted DNA sequencing on NGS systems. End-Point PCR, SNP Genotyping and Gene Expression, and digital PCR

Analytical Instruments:

Biomark HD System	Real-time PCR analytical instrument for high-throughput gene expression analysis, single-cell targeted gene expression analysis, microRNA analysis, SNP genotyping, and digital PCR.	SNP Genotyping, Digital PCR, and Gene Expression, including Single-Cell Targeted Gene Expression

EP1 System	End-point PCR analytical instrument that performs high-throughput SNP genotyping and end-point digital PCR.	SNP Genotyping and Digital PCR

Integrated Fluidic Circuits (IFCs):

LP IFCs	Library Preparation IFCs to support targeted DNA sequencing of 48 or 192 samples on next generation sequencing instruments.	Library preparation for targeted DNA next-generation sequencing

Juno Genotyping IFC	IFC that incorporate preamplification for genotyping of 96 samples and 96 markers on a single run.	Low concentration DNA samples

Dynamic Array IFCs
IFCs based on matrix architecture, allowing users to (i) individually assay up to 48 samples against up to 48 assays, (ii) individually assay up to 96 samples against up to 96 assays, or (iii) individually assay up to 192 samples against up to 24 assays.
Real-time qPCR, End-Point PCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression

Digital Array IFCs
IFCs based on partitioning architecture allowing users to (i) individually assay up to 12 samples or panels across 765 chambers, or to (ii) individually assay up to 48 samples across 770 chambers per IFC.
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
Gene Expression, Single-Cell Targeted Gene Expression, and SNP Genotyping

Access Array Target-Specific Primers and Targeted Sequencing Prep Primers	Custom designed amplicon-library preparation assays for use with Access Array IFCs on the Access Array or Juno systems.	Targeted Sequencing with Next-Generation DNA Sequencing

Targeted DNA Seq Library Assays	Custom designed amplicon-library preparation assays for use with LP IFCs on the Access Array or Juno systems.

Single Cell Genomics

Preparatory Instrument:

C1 System	Sample preparation system that rapidly and reliably isolates and processes individual cells for genomic analysis.
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing (Full Length and End-Counting), Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome Sequencing, and Single-Cell Whole Genome DNA Sequencing, Single-Cell Epigenetics

Preparatory Analytical Instruments:

Polaris System	System and IFC that enables single cell contextual studies by facilitating active/live cell selection, isolation, imaging, dosing, and cell culturing workflows.	Functional Genomics Using Single-Cell mRNA Sequencing

C1 IFCs	IFCs that capture up to 800 cells between 5-25 microns in diameter and then automatically process the cells for a variety of genomic analysis using thermal and pneumatic controls at nanoliter scale.
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing (Full Length and End-Counting), Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome DNA Sequencing, and Single-Cell Whole Genome DNA Sequencing. Additional customer and 3rd-party developed applications available through Fluidigm Script Hub

Polaris IFC
IFC that actively selects, captures and cultures up to 48 single-cells for up to 24 hours. It integrates media exchange, dosing and time course studies followed by cell lysis, reverse transcriptions and library preparation for single cell mRNA sequencing.
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

Biopharmaceuticals and Biotechnology. Biopharmaceutical companies use production scale genomic and proteomic analytical methods in numerous phases of the discovery, development and the approval process of a therapeutic agent.  These methods also may be used in companion diagnostics to attempt to reduce adverse events and identify patient populations that may more effectively respond to a therapeutic agent.

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

Marketing, Sales, Service and Support

We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our sales and marketing efforts are targeted at laboratory directors and principal investigators at leading companies and academic institutions who need reliable life science automation solutions or enabling new genomics and mass cytometry technologies for research or commercial purposes.

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

As of December 31, 2017, we had 163 people employed in sales, technical support, and marketing, including 82 sales representatives and applications specialists located in the field.

Customers

We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. No single customer represented more than 10% of our total revenue for 2017, 2016, or 2015.

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

We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our Biomark system; specialized pneumatic and electronic components for our C1, Juno, Callisto and Polaris systems, the electron multiplier detector included in, and the nickel sampler cone and certain metal isotopes used with, our Helios system; specially developed laser used in our Hyperion Imaging System; and certain raw materials for our Delta Gene and SNP Type assays and Access Array Target-Specific primers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.

Research and Development

We have assembled experienced research and development teams at our South San Francisco, California, Markham, Ontario, Canada, and Singapore locations with the scientific, engineering, software, bioinformatic, and process talent that we believe is required to grow our business.

The largest component of our current research and development effort is in the areas of new products, new applications and new content. We developed a high-throughput C1 IFC (HT IFC) for handling up to 800 medium sized cell types applied to the work-flows of the Fluidigm installed base instruments. In the area of mass cytometry, we developed an initial prototype imaging mass cytometer instrument in 2016, and successfully launched the commercial Hyperion Imaging System in October 2017. The imaging mass cytometer system provides spatial resolution of protein expression in complex tissue samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of up to 37 proteins. We also developed metal-labeled antibodies compatible with formalin fixed paraffin embedded tissue samples, to be used with the Hyperion. We also invest significantly in research and development efforts to expand our single-cell and production genomics applications. For example, we continue to develop and commercialize various panel sets for cancer research for use with our systems. We successfully launched in 2017 the Advanta™ Immuno-Oncology Gene Expression Assay, which is a 170-gene expression qPCR assay that enables profiling of tumor immunobiology and new biomarker identification.

The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing cost, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.

Our research and development expenses were $30.8 million, $38.4 million, and $39.3 million in 2017, 2016, and 2015, respectively. As of December 31, 2017, 100 of our employees were engaged in research and development activities.

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

To successfully compete with existing products and future technologies, we need to demonstrate to potential customers that the performance of our technologies and products, the solutions we provide our customers, as well as our customer support capabilities, are superior to those of our competitors. To differentiate our company from other, larger enterprises, we need to introduce new and innovative offerings regularly and maintain a well-staffed commercial team “in the field” to successfully communicate the advantages of our products and overcome potential obstacles to acceptance of our products. In addition, ongoing collaborations and partnerships with key opinion leaders are desirable to demonstrate both biological innovation and applications that solve customer problems.

Intellectual Property

Patents

We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2017, we owned or licensed over 630 patents and we had approximately 180 pending patent applications worldwide. Our patents have expiration dates ranging from 2018 to 2034.

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

Instrumentation and Digital PCR. On June 30, 2011, we settled litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary Applied Biosystems, LLC, referred to as Life. The agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from Caltech. In July 2011, pursuant to the terms of the agreements, we paid Life $2.0 million in connection with our exercise of an option to preclude Life from initiating litigation under its patents existing as of June 30, 2011 against our customers for two years and against our company, with respect to our current products and equivalent future products, for four years, subject to certain exceptions. In November 2017, we settled pending litigation with Life and, pursuant to the terms of the settlement, one of the patent license agreements was amended to provide Life with a fully paid-up license under the patents covered by such agreement, subject to certain field of use restrictions. The license agreement will terminate with the last-to-expire of the licensed patents, which is expected to be in 2028.

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

In November 2013, the FDA issued a final guidance document stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by the FDA under premarket and postmarket control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FFDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications, or PMAs, have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

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

We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or pre-market approval. We would need to continue to invest significant time and other resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.

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

Geographic Area Information

During the last three years, a majority of our revenue was generated within the United States and Europe and a majority of our long-lived assets were located within the United States, in Singapore and in Canada. Total revenue received from customers outside the United States totaled $56.1 million, or 55% of our total revenue, in 2017, compared to $51.8 million, or 50% of our total revenue, in 2016, and $59.3 million, or 52% of our total revenue, in 2015. Please see Note 11 to our audited consolidated financial statements for additional information regarding geographic areas.

Seasonality

In 2011, 2012, 2014 and 2015, our product revenue was higher in the fourth quarter of the year than in the first quarter of the next year reflecting numerous factors, including, among others, seasonal variations in customer operations and customer budget and capital spending cycles. However, this trend did not occur in 2013 and 2016 with an increase in revenue in the first quarters of 2014 and 2017, respectively.

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

Backlog

We manufacture products based on forecasts of our customers’ demand and advance non-binding commitments from customers as to future purchases. Our customers generally do not place purchase orders far in advance. A substantial portion of our products are sold on the basis of standard purchase orders that are cancelable prior to shipment without penalty. Accordingly, backlog at any given time is not a meaningful indicator of future sales.

Employees

As of December 31, 2017, we had 505 employees, of which 100 work in research and development, 101 work in general and administrative, 141 work in manufacturing, and 163 work in sales, technical support, and marketing. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.

Corporate and Available Information

We were incorporated in California in May 1999 as Mycometrix Corporation, changed our name to Fluidigm Corporation in April 2001, and reincorporated in Delaware in July 2007. Our principal executive offices are located at 7000 Shoreline Court, Suite 100, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.fluidigm.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investors.fluidigm.com/sec.cfm. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC. Additionally, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Executive Officers

The following table sets forth the names, ages (as of March 1, 2018) and positions of our executive officers:

Name	Age	Position
Stephen Christopher Linthwaite	46	President, Chief Executive Officer, and Director
Vikram Jog	61	Chief Financial Officer
Steven C. McPhail	64	Chief Commercial Officer
Nicholas Khadder	44	Senior Vice President, General Counsel, and Corporate Secretary
Jennifer Lee	54	Vice President, Controller, and Principal Accounting Officer

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

Nicholas Khadder has served as our Senior Vice President, General Counsel, and Corporate Secretary since June 2016. From 2010 to June 2016, Mr. Khadder held various positions at Amyris, Inc., an industrial biotechnology company, including senior vice president, general counsel and corporate secretary from 2013 to June 2016, interim general counsel from July 2013 to December 2013 and assistant general counsel from October 2010 to July 2013. Prior to joining Amyris, Mr. Khadder served in senior corporate counsel roles at LeapFrog Enterprises, Inc., an educational entertainment company, from August 2008 to September 2010, and at Protiviti, Inc., an internal audit and risk consulting firm, from June 2005 to July 2008. Before commencing his in-house legal career, Mr. Khadder was a corporate law associate at Fenwick & West LLP from 1998 to 2005. Mr. Khadder received a J.D. from Berkeley Law (the University of California, Berkeley, School of Law) and a B.A. in English from the University of California, Berkeley.

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

Our total revenue was $101.9 million in 2017, $104.4 million in 2016, and $114.7 million in 2015. The decrease in overall revenue over this period was due in significant part to decreasing sales of single-cell genomics instruments, driven by a combination of factors including changes in customer demand, increased competition, and performance issues in certain IFCs used in our C1 systems.

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. For example, in 2011, 2012, 2014 and 2015, we experienced higher sales in the fourth quarter than in the first quarter of the next fiscal year. Although this was not the case in the fourth quarter of 2013 compared to the first quarter of 2014, this seasonal historical trend continued in 2014 and 2015 with a decrease in revenue in the first quarters of 2015 and 2016, respectively. However, sales increased slightly in the first quarter of 2017 compared to the fourth quarter of 2016. Additionally, for the quarters ended March 31, 2015 and September 30, 2015, we experienced year-over-year revenue growth rates that were substantially lower than revenue growth rates experienced in other periods since our initial public offering, and we experienced a year-over-year decline in revenue for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016 and September 30, 2015, and for the years ended December 31, 2017, 2016 and 2015. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems, particularly our proteomics systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.

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

We have incurred significant losses in each fiscal year since our inception, including net losses of $60.5 million, $76.0 million, and $53.3 million during the years 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $500.2 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future revenue growth.

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

We have significant outstanding convertible debt, and may be required to repay, refinance or restructure such debt before 2021. In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, which we refer to as our Original Notes. In March 2018, we entered into privately negotiated transactions with certain holders of our Original Notes to exchange approximately $125.0 million in aggregate principal amount of the Original Notes for approximately $125.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034, which we refer to as our Exchange Notes, and together with the Original Notes, the Notes. Immediately following the note exchange transaction, approximately $76.3 million in aggregate principal amount of Original Notes remained outstanding. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. Holders of the Original Notes may require us to repurchase all or a portion of their Original Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders of the Exchange Notes may require us to repurchase all or a portion of their Exchange Notes on each of February 6, 2023, February 6, 2026, and February 6, 2029 at a repurchase price in cash equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the Exchange Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of each of the applicable series of Notes, (i) holders of the Original Notes may require us to repurchase the Original Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and (ii) holders of the Exchange Notes may require us to repurchase the Exchange Notes in whole or in part for cash at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the Exchange Notes plus accrued and unpaid interest. If we refinance the debt owed under the Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.

The life science markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc. (now part of Thermo Fisher Scientific Inc.), Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc. (acquisition by Bio-Rad Laboratories, Inc. pending), Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., WaferGen Bio-systems, Inc., Cytek Biosciences, Inc., Akoya Biosciences, Inc., Innova Biosciences Ltd., QIAGEN N.V., 1CellBio, Inc., Berkeley Lights, Inc., and Mission Bio, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, we have in recent quarters experienced increased competition in the single-cell genomics market, including new product releases from 10X Genomics, Inc. and WaferGen Bio-systems, Inc., as well as the acquisition of Cellular Research by Becton Dickinson and Company and an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc. In addition, due to the release of our Hyperion imaging mass cytometry system, we now are exposed to competition from companies offering imaging-based systems, specialized reagents and/or services including Carl Zeiss Inc., Leica Biosystems, Nikon Corporation, Olympus America Inc., Roche Diagnostics Corporation, PerkinElmer, Inc., Agilent Technologies, Inc., IonPath Inc., Zellwerk GmbH, Bruker Corporation, Shimadzu Corporation, NanoString Technologies, Inc., and Neogenomics (Multiomyx).

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

Our business depends on research and development spending levels of academic, clinical research, and governmental research institutions, biopharmaceutical, biotechnology, and Ag-Bio companies, and CROs, a reduction in which could limit our ability to sell our products and adversely affect our business.

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

During the years 2017, 2016, and 2015, approximately 55%, 49%, and 52%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, for the years ended December 31, 2017, 2016, and 2015, we experienced foreign currency losses of $0.1 million, $1.5 million, and $1.6 million, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

•	Specialized pneumatic and electronic components for our C1, Callisto, Juno, and Polaris systems are available from a limited number of sources.

•	The electron multiplier detector included in the Hyperion/Helios systems and certain metal isotopes used with the Hyperion/Helios systems are purchased from sole source suppliers.

•	The movement stage included in the Hyperion imaging mass cytometer system is purchased from a sole source supplier.

•	The nickel sampler cone used with the Hyperion/Helios systems is purchased from single source suppliers and is available from a limited number of sources.

•	The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.

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

As of December 31, 2017, we had approximately $178.3 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and $74.2 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

Our performance is substantially dependent on the performance of our senior management, which has substantially changed over the last few years, including, for example, a change in our chief executive officer in October 2016. In addition to our chief executive officer, several other members of our senior management team have started at Fluidigm since mid-2016. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.

Additionally, to expand our research and product development efforts, we need to retain and recruit key scientists skilled in areas such as molecular and cellular biology, assay development, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense and we may face challenges in retaining and recruiting such individuals if, for example, our stock price declines, reducing the retention value of equity awards, or our business or technology is no longer perceived as leading in our field. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

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

To use our products, our Biomark, EP1, and Helios systems in particular, customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.

Our products, our Biomark, EP1, and Helios systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.

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

We are subject to income taxes in both the United States and certain foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. For example, we have made certain interpretations of existing tax laws or regulations based upon the operations of our business internationally and we have implemented intercompany agreements based upon these interpretations and related transfer pricing analyses. If the U.S. Internal Revenue Service or other taxing authorities disagree with the positions, our effective income tax rate could be adversely affected and we could have additional tax liability, including interest and penalties. We recently completed a review of our European corporate structure and tax positions and, based upon our existing business operations, we restructured our European intercompany transactions, which increased our income tax liability. From time to time, we may review our corporate structure and tax positions in other international jurisdictions and such review may result in additional changes to how we structure our international business operations, which may adversely impact our effective income tax rate. Our effective income tax rate could also be adversely affected by changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Legislation commonly referred to as the 2017 Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017 and introduced a number of changes to U.S. federal income tax, the consequences to us of which have not yet been fully determined and which could have material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Payment of additional amounts as a result of changes in applicable tax law or upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

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

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance relating to Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance is effective for our fiscal year 2018. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. The adoption is not expected to have a material impact on our consolidated financial statements. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of retained earnings as of January 1, 2018. Additional disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard. While we continue to evaluate the effect of the new standard on our ongoing financial reporting, we currently do not expect the cumulative effect of the new standard to be material. We continue to identify the appropriate changes to our business processes, systems, and controls to support revenue recognition and disclosure under the new standard.

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

We believe that these tax benefits are a valuable asset for us. However, legislation commonly known as the 2017 Tax Cuts and Jobs Act includes a decrease in the U.S. federal corporate income tax rate from 35% to 21%, and our tax benefits will be revalued at the newly enacted rate. We do not expect this to have a material impact on our financial statements because we currently maintain a full valuation allowance on our U.S. deferred tax assets; however, this reduction in the U.S. federal corporate income tax rate results in a corresponding reduction in the value of our tax benefits. On November 21, 2016, our board of directors approved a tax benefit preservation plan, or Tax Benefit Preservation Plan, in an effort to protect our tax benefits during the effective period of the tax benefit preservation plan. Our board of directors elected to let the Tax Benefit Preservation Plan expire in August 2017 based on its determination, in consultation with our management and tax advisors, that our NOLs were not at material risk of limitation based on an ownership change pursuant to Section 382. Our board of directors will continue to monitor our NOLs, however, and could elect to adopt a similar plan if it believes a potential risk exists that our NOLs could be limited. Any future tax benefit preservation plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2017, we had 38,787,251 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 63.3% of such shares and one stockholder beneficially owned 30.6% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 63.3% held by our top four stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.

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

Risks Related to Our Outstanding Convertible Notes

Our outstanding convertible notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

Our outstanding Original Notes and Exchange Notes, which, collectively, we refer to as our “Notes”, rank:

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

In February 2014, we completed our offering of our Original Notes with an aggregate outstanding principal amount of $201.3 million. In March 2018, we completed an exchange of approximately $125.0 million in aggregate principal amount of our Original Notes for approximately $125.0 million in aggregate principal amount of our Exchange Notes, leaving approximately $76.3 million in aggregate principal amount of Original Notes outstanding. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit our subsidiaries from incurring additional liabilities.

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

We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indentures governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Any failure by us or any of our significant subsidiaries to make any payment at maturity of indebtedness for borrowed money in excess of $15 million or the acceleration of any such indebtedness in excess of $15 million would, subject to the terms of the applicable indenture governing the Notes, constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Notes when required.

We may not have the ability to raise the funds necessary to repurchase the Notes upon specified dates or upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Notes.

Holders of the Notes have the right to require us to repurchase all or a portion of their Notes on certain dates or upon the occurrence of a fundamental change at a repurchase price equal to, for the Original Notes, 100% of the principal amount of the Original Notes to be repurchased or, for Exchange Notes, 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the Exchange Notes to be repurchased, plus, in each case, accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor.

In addition, our ability to repurchase the Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable indenture would constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes when required.

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

We have made only limited covenants in the indentures governing the Notes, and these limited covenants may not protect a noteholder's investment.

The indentures governing the Notes do not:

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

Furthermore, the indentures governing the Notes contain only limited protections in the event of a change of control. We could engage in many types of transactions, such as acquisitions, refinancings, or certain recapitalizations, that could substantially affect our capital structure and the value of the Notes and our common stock but may not constitute a “fundamental change” that permits holders to require us to repurchase their Notes or a “make-whole fundamental change” that permits holders to convert their Notes at an increased conversion rate. For these reasons, the limited covenants in the indentures governing the Notes may not protect a noteholder's investment in the Notes.

The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or provisional redemption may not adequately compensate noteholders for any lost value of the Notes as a result of such transaction or redemption.

In the case of the Original Notes, if (i) a make-whole fundamental change occurs prior to February 6, 2021, or (ii) upon our issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for the Original Notes converted in connection with such events. In the case of the Exchange Notes, if (i) a make-whole fundamental change occurs prior to February 6, 2023, or (ii) upon voluntary conversion of the Exchange Notes prior to the issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for the Exchange Notes converted in connection with such events. The increase in the conversion rate for Notes converted in connection with such events may not adequately compensate noteholders for any lost value of the notes as a result of such transaction or redemption. In addition, if the price of our common stock in the transaction is greater than (i) $180.00 per share (in the case of the Original Notes) or (ii) $100 per share (in the case of the Exchange Notes) or (i) less than $39.96 per share (in the case of the Original Notes) or (ii) less than $2.00 per share (in the case of the Exchange Notes) (in each case, subject to adjustment), no additional shares will be added to the conversion rate for the applicable series of notes. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed (i) 25.0250 shares of common stock (in the case of the Original Notes) and (ii) 134.9730 shares of common stock (in the case of the Exchange Notes), in each case, subject to adjustment.

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

We do not intend to apply to list our outstanding Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. In addition, the liquidity of the trading market in the Notes and the market price quoted for the Notes may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure noteholders that an active trading market will develop or be maintained for the Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case, noteholders may not be able to sell the Notes at a particular time or at a favorable price.

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

The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, a noteholder may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a noteholder's proportionate interest in us could be treated as a deemed taxable dividend to you. If (i) a make-whole fundamental change occurs prior to February 6, 2021 (in the case of the Original Notes) or (ii) prior to February 6, 2023 (in the case of the Exchange Notes) or (x) upon our issuance of a notice of provisional redemption (in the case of the Original Notes) or (y) upon voluntary conversion of the Exchange Notes prior to the issuance of a notice of provisional redemption (in the case of the Exchange Notes), under some circumstances, we will increase the conversion rate for Notes converted in connection with the make-whole fundamental change or provisional redemption. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Notes.

Any conversions of the Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.

Any conversion of some or all of the notes will dilute the ownership interests of our existing stockholders. The initial conversion price under the Exchange Notes is approximately $7.8775 as compared to approximately $55.94 under the Original Notes. As a result, each of the outstanding Exchange Notes is initially convertible into 126.9438 shares of our common stock per $1,000 principal amount while our outstanding Original Notes are initially convertible into 17.8750 shares of our common stock per $1,000 principal amount. Issuances of shares of common stock upon conversion of our Notes could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We lease approximately 81,500 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. Additionally, we lease office, laboratory and manufacturing space in Singapore of approximately 52,000 square feet and in Ontario, Canada of approximately 44,000 square feet under leases that expire in June 2022 and March 2026, respectively. As of December 31, 2017, we also leased office space in Japan, China, United Kingdom and France, with various expiration dates through February 2026. We believe that our existing office, laboratory, and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current needs through 2018. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

ITEM 3. LEGAL PROCEEDINGS

On December 21, 2015, Thermo Fisher Scientific, Inc. (Thermo) filed a complaint in the Circuit Court for the County of Kalamazoo of Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while still an employee of Thermo. On November 23, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement of $3.0 million and received an insurance recovery payment of $1.0 million related to this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock; Dividends

Our common stock began trading on the NASDAQ Global Select Market under the symbol “FLDM” on February 10, 2011. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2017	High	Low
First Quarter	$8.33	$4.90
Second Quarter	$5.95	$3.66
Third Quarter	$5.49	$2.71
Fourth Quarter	$6.45	$4.46

Year ended December 31, 2016	High	Low
First Quarter	$10.12	$5.47
Second Quarter	$10.91	$8.20
Third Quarter	$10.72	$7.88
Fourth Quarter	$8.12	$4.34
We had approximately 90 stockholders of record as of February 9, 2018; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. We have never declared or paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

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

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Composite Total Return Index and the NASDAQ US Benchmark Medical Equipment Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fluidigm Corporation, the NASDAQ Composite Index,
and NDAQ Bench Med Equip TR Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Fluidigm Corporation
NASDAQ Composite
NDAQ Bench Med Equip TR

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and consolidated balance sheet data as of December 31, 2017 and December 31, 2016 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, December 31, 2014, and December 31, 2013 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$101,937	$104,446	$114,712	$116,456	$71,183
Loss from operations	(58,360)	(73,190)	(50,155)	(51,836)	(18,653)
Net loss	(60,535)	(75,985)	(53,315)	(52,830)	(16,526)
Net loss per share, basic and diluted	(1.84)	(2.62)	(1.86)	(1.90)	(0.65)

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$63,136	$59,430	$101,465	$142,800	$86,286
Working capital (1)	71,565	76,334	123,433	133,440	89,354
Total assets (2)	287,351	306,395	370,050	406,506	116,915
Total long-term debt (2)	195,238	194,951	194,673	194,402	—
Total stockholders’ equity	30,935	53,233	114,901	150,419	96,414

(1) Working capital excludes deferred revenue.
(2) $1.0 million and $1.1 million of debt issuance costs of Convertible notes were previously included in Total assets reclassified to Total long-term debt as a deduction in December 31, 2015 and December 31, 2014, respectively.

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

Our total revenue was $101.9 million in 2017, $104.4 million in 2016, and $114.7 million in 2015. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2017, our accumulated deficit was $500.2 million.

At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. As part of this shift and due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. In 2017, we focused on right-sizing our workforce, facilities consolidation, vendor negotiation, and other operating expense reductions. Our operating expenses decreased by $21.3 million, or 16%, to $110.3 million for 2017 compared to $131.6 million for 2016. On August 10, 2017, we sold 9.1 million shares of our common stock through an “at-the-market” equity offering program, for aggregate net proceeds of approximately $28.8 million, which provides us with additional financial flexibility and enables us to reinvest in growth.

Recent Developments

In February 2014, we closed an underwritten public offering of $201.3 million in aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, which we refer to as our “Original Notes.” In March 2018, we entered into privately negotiated transactions with certain holders of our Original Notes to exchange approximately $125.0 million in aggregate principal amount of the Original Notes for approximately $125.0 million in aggregate principal amount of our new 2.75%

Exchange Convertible Senior Notes due 2034, which we refer to as our "Exchange Notes," and collectively with the Original Notes, the "Notes". Following the exchange transaction, approximately $76.3 million in aggregate principal amount of Original Notes remained outstanding. Our board of directors determined that the private exchange transaction was in the best interest of the company and our stockholders following substantial review with management and our financial advisors concerning the amount of our outstanding indebtedness relative to the market capitalization of our common stock and, in particular, obligations under the indenture for the Original Notes that could require us to repurchase the Original Notes over three years beginning in 2021 at a repurchase price equal to the aggregate principal amount of the Original Notes (approximately $201.3 million prior to the exchange). The principal differences between the Original Notes and the Exchange Notes are the following:

•
The date on which we may be first required to repurchase the Exchange Notes has been extended to February 2023, compared to February 2021 under the Original Notes. In addition, while the applicable cash repurchase price for the Original Notes is 100% of the outstanding principal amount, the cash repurchase price for the Exchange Notes is based on a formula that would result in the Exchange Notes being redeemed for up to an amount equal to 120% of the outstanding principal amount, plus, in each case, accrued and unpaid interest.

•
The initial conversion price under the Exchange Notes is approximately $7.8775, as compared to approximately $55.94 under the Original Notes. As a result, each of the outstanding Exchange Notes is initially convertible into 126.9438 shares of our common stock per $1,000 principal amount, while the Original Notes are initially convertible into 17.8750 shares of our common stock per $1,000 principal amount.

•
Under the supplement indenture for the Exchange Notes, we may at any time cause the then-outstanding Exchange Notes to be converted into shares of our common stock at the then-applicable Exchange Note conversion price if the volume weighted average price of our common stock is at least 110% of the applicable Exchange Note conversion price on each applicable trading day over a period specified in the supplement indenture for the Exchange Notes.  Under the indenture for the Original Notes, we may only redeem the Original Notes for cash under certain circumstances during the period from February 6, 2018 through February 6, 2021.

•
Under certain circumstances such as a “fundamental change” (as defined in the applicable indenture) that occurs prior to (i) February 6, 2021 in the case of the Original Notes and (ii) February 6, 2023 in the case of the Exchange Notes, holders of the Notes are entitled to a “make-whole” premium that will result in an increase in the applicable conversion rate. Under the terms of the Exchange Notes (but not the Original Notes), holders will be entitled to receive additional shares reflecting the economic equivalent of approximately two years of additional coupon payments, subject to certain limitations, in connection with a voluntary conversion by the noteholder prior to our exercise of our early conversion option.

The foregoing summaries of the Original Notes, the Exchange Notes, and the recently completed exchange transaction are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the Securities and Exchange Commission with respect to the Exchange Notes and the exchange, and investors should refer to the text of the Second Supplemental Indenture, dated March 6, 2018, between the Company and U.S. Bank National Association and the Form of Global Note included in the Second Supplemental Indenture, which are filed or incorporated by reference as Exhibits 4.6 and 4.7, respectively, with this Annual Report on Form 10-K. With respect to the Original Notes, of which approximately $76.3 million in aggregate principal amount remains outstanding, investors should refer to the text of the Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, the First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, and the Form of Global Note included in the First Supplemental Indenture which are filed or incorporated by reference as Exhibits 4.2, 4.3 and 4.4, respectively, with this Annual Report on Form 10-K.

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

Revenue Recognition

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our mass cytometry, high-throughput genomics and single-cell genomics instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, training, and installation. We also receive revenue from our license agreements with third parties.

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

Stock-Based Compensation

We recognize compensation costs for all stock-based awards, including stock options, restricted stock units and stock purchased under our Employee Stock Purchase Plan (ESPP), based on the grant date fair value of the award. Stock-based compensation cost for restricted stock units granted to employees is measured based on the closing fair market value of our common stock on the date of grant. The fair value of options and stock purchases under ESPP on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require significant judgment. We determine the expected volatility based on our historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. We account for forfeitures as they occur.

Our board of directors sets the terms, conditions, and restrictions related to our ESPP and the grant of stock options and restricted stock units, including the number of shares underlying the grants and the vesting criteria. With respect to performance-based stock awards, depending on the extent to which the vesting criteria are met, our board of directors determines the number of shares that vest under the grants.

The resulting compensation costs of our equity awards are recognized over the period during which an employee is required to provide service in exchange for the award, usually a time-based vesting period. We amortize the fair value of stock-based compensation on a straight-line basis over the requisite service periods. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance milestone becomes probable. Historically, certain of our stock awards were granted to officers with vesting acceleration features based upon the achievement of certain performance milestones. The timing of the attainment of these milestones affected the timing of expense recognition since we recognize compensation expense only for the portion of stock options that are expected to vest.

The calculated fair value of our stock options could change significantly if we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance. Higher volatility and longer expected terms result in an increase in stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our cost of product revenue, research and development expense, and selling, general and administrative expense.

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

The 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted in December 2017. The Tax Act introduced a broad range of tax reform measures that significantly changed the U.S. federal income tax laws. The main provisions of the Tax Act that may have significant impacts on us include the permanent reduction of the corporate income tax rate from 34% to 21% effective for tax years including or commencing on January 1, 2018, a one-time transition tax on post-1986 foreign unremitted earnings, a provision for global intangible low-taxed income (GILTI), a deduction for foreign-derived intangible income (FDII), a repeal of the corporate alternative minimum tax, limitations of various business deductions, modifications of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, and limitations on the deductibility of executive compensation. Many provisions of the Tax Act are effective in tax years beginning after December 31, 2017.

We have remeasured our deferred taxes as of December 31, 2017, to reflect the reduced federal tax rate of 21% that will apply in future periods when these deferred taxes are settled or realized. Accordingly, our gross deferred tax assets, which primarily include our net operating loss carryforwards, decreased by $29.9 million with a corresponding decrease in our valuation allowance. There was no net impact on our income tax provision from the remeasurement of existing deferred taxes due to a full valuation allowance. In addition, the Tax Act requires companies to pay a one-time transition tax for accumulated foreign earnings not previously subject to U.S. income tax. We have reviewed the accumulated undistributed foreign earnings after previously taxed income and currently we do not anticipate a transition tax liability due to our estimated aggregate foreign deficit. We will examine the impact of the Tax Act that are applicable in 2018 related to base erosion anti-abuse tax (BEAT), GILTI and other provisions that could affect our effective tax rate in the future. We will continue to monitor changes in state and local tax laws to determine if state and local tax authorities intend to conform or deviate from changes to the U.S. federal tax legislation as a result of the Tax Act.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have made reasonable estimates to reflect the impacts of the Tax Act and recorded provisional amounts, in accordance with SAB 118, for the remeasurement of deferred taxes and the one-time transition tax as of December 31, 2017.

We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act, which could impact the determination of the net deferred taxes subject to the remeasurement, the related impact to the assessment of our valuation allowance and the one-time transition tax. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ materially from the recorded amounts. We will finalize and record any adjustments related to the Tax Act within the one year measurement period provided under SAB 118.

As of December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign and state taxes that may be due upon future repatriation of earnings is not expected to be significant. In addition, we currently do not anticipate any significant impact from the one-time transition tax liability under the Tax Act due to our estimated aggregate foreign deficit.

Our Development and Expansion Incentive, or DEI, in Singapore was terminated in 2017 and we did not benefit from the reduced tax rate of 5% for qualifying income in Singapore because certain milestones were not met. In addition, the capital allowance provision under the Singapore Productivity and Innovation Credit Scheme ended in 2017. Due to the termination of our DEI and capital allowance deduction, we released the valuation allowance and are subject to the statutory tax rate for Singapore.

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

Impairment of Goodwill, Intangible Assets and Long-lived Assets

Goodwill and other indefinite-lived intangible assets are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including a decline in our stock price or market capitalization, declines in our market shares or revenue, operating fundamentals, rapid changes in technology, competition, general economic conditions or other matters, requires significant judgment. An impairment charge may occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred in the past and may occur in the future could make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values. If and when these write-downs occur, they could harm our results of operations. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded.

We evaluate our finite-lived intangible assets and other long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.

Results of Operations

The following table presents our historical consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,
	2017		2016		2015
Revenue:
Total revenue	$101,937	100%	$104,446	100%	$114,712	100%
Costs and expenses:
Cost of product revenue	45,039	44	41,110	39	43,001	37
Cost of service revenue	4,916	5	4,899	5	3,629	3
Research and development	30,826	30	38,415	37	39,264	34
Selling, general and administrative	79,516	78	93,212	89	82,959	72
Gain on escrow settlement	—	—	—	—	(3,986)	(3)
Total costs and expenses	160,297	157	177,636	170	164,867	144
Loss from operations	(58,360)	(57)	(73,190)	(70)	(50,155)	(44)
Interest expense	(5,824)	(6)	(5,820)	(6)	(5,808)	(4)
Gain from sale of investment in Verinata	—	—	—	—	2,330	2
Other income (expense), net	385	1	(1,167)	(1)	(1,157)	(1)
Loss before income taxes	(63,799)	(62)	(80,177)	(77)	(54,790)	(47)
Benefit from income taxes	3,264	3	4,192	4	1,475	1
Net loss	$(60,535)	(59)%	$(75,985)	(73)%	$(53,315)	(46)%

Revenue

We generate revenue primarily from sales of our products and services, and license agreements. Our product revenue consists of sales of instruments and consumables, including IFCs, assays and reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training.

The following table presents our revenue by source for each period presented (in thousands):

	Year Ended December 31,			Change
	2017	2016	2015	2017	2016
Revenue:
Instruments	$42,505	$46,834	$58,455	(9)%	(20)%
Consumables	41,894	42,169	43,685	(1)%	(3)%
Product revenue	84,399	89,003	102,140	(5)%	(13)%
Service revenue	17,348	15,205	12,315	14%	23%
License revenue	190	238	257	(20)%	(7)%
Total revenue	$101,937	$104,446	$114,712	(2)%	(9)%

The following table presents our total revenue by geographic area and as a percentage of total revenue by geographic area of our customers for each year presented (in thousands):

	Year Ended December 31,						Change
	2017		2016		2015		2017	2016
United States	$45,820	45%	$52,637	51%	$55,404	48%	(13)%	(5)%
Europe	32,642	32%	29,739	28%	36,772	32%	10%	(19)%
Asia-Pacific	20,005	20%	18,478	18%	16,967	15%	8%	9%
Other	3,470	3%	3,592	3%	5,569	5%	(3)%	(36)%
Total revenue	$101,937	100%	$104,446	100%	$114,712	100%	(2)%	(9)%

Our license revenue is generated primarily in the United States.

We sell our products and services to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Revenue from our five largest customers was 14%, 15% and 13% of total revenue in 2017, 2016 and 2015, respectively.

Total Revenue

Total revenue decreased by $2.5 million, or 2%, to $101.9 million for 2017 compared to $104.4 million for 2016, primarily due to a decrease of $4.6 million in product revenue, partially offset by a $2.1 million increase in service revenue. The revenue decrease was predominantly in the United States, partially offset by increases in Europe and Asia-Pacific. Revenue in the United States decreased by $6.8 million, or 13%, for 2017 compared to 2016. The decrease in the United States was mainly attributable to lower instrument sales and particularly our C1 systems, partially offset by an increase in service revenue. Revenues in Europe and Asia-Pacific increased by $2.9 million and $1.5 million, or 10% and 8%, respectively, for 2017 compared to 2016. The increases in Europe and Asia-Pacific were primarily driven by higher mass cytometry product sales, partially offset by a decrease in sales of our single-cell genomics products. Revenue in the Other area was relatively flat for 2017 compared to 2016.

Total revenue decreased by $10.3 million, or 9%, to $104.4 million for 2016 compared to $114.7 million for 2015 primarily due to a decrease of $13.1 million in product revenue, partially offset by a $2.9 million increase in service revenue. Total revenue decreased in all geographic areas, except Asia-Pacific for 2016 compared to 2015. The revenue decrease was predominantly in Europe due to lower instrument sales. The revenue increase in Asia-Pacific was largely attributable to a $5.5 million or 97% increase in our revenue in China, offset by a decrease of sales in the rest of the area in Asia-Pacific, primarily Japan, for 2016 compared to 2015.

Due to the volatility in currency exchange rates, future fluctuations in currency exchange rates could have an adverse impact on our financial results.

Product Revenue

Product revenue decreased by $4.6 million, or 5%, to $84.4 million for 2017 compared to $89.0 million for 2016. Instrument revenue decreased by $4.3 million, or 9%, to $42.5 million for 2017 compared to 2016, predominately due to lower unit sales of our genomics instruments and particularly our C1 systems, partially offset by higher unit sales of our mass cytometry instruments. Consumables revenue decreased by $0.3 million, or 1%, to $41.9 million for 2017 compared to 2016, largely attributable to decreased unit sales of single-cell genomics IFCs and lower average selling prices for most IFCs, partially offset by increased unit sales of mass cytometry reagents.

Product revenue decreased by $13.1 million, or 13%, to $89.0 million for 2016 compared to $102.1 million for 2015. Instrument revenue decreased by $11.6 million, or 20%, to $46.8 million for 2016 compared to 2015, primarily due to lower unit sales across most instrument systems, primarily our genomic instruments and particularly our C1 systems. Consumables revenue decreased by $1.5 million, or 3%, to $42.2 million for 2016 compared to 2015, largely attributable to decreased unit sales from IFCs and particularly Access Array IFCs, and to a lesser extent, lower average selling prices for most IFCs. The decrease was partially offset by increased sales from Helios consumables.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. In addition, our total revenue and product revenue decreased in 2017 compared to 2016 and decreased in 2016 compared to 2015, and we cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $2.1 million, or 14%, to $17.3 million for 2017 compared to 2016. Service revenue increased by $2.9 million, or 23%, to $15.2 million for 2016 compared to 2015. The increases in both 2017 and 2016 were primarily due to an increase in instruments under post-warranty service contracts as a result of growth in our installed base, particularly mass cytometry instruments. Revenue from post-warranty service contracts generally lags changes our instrument revenue by one year. In addition, other fee-for-service offerings, including training, installation, parts, labor and preventive maintenance, increased during 2017 and 2016.

License Revenue

License revenue remained consistently flat at $0.2 million for 2017, 2016 and 2015.

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

The following table presents our cost of product and service revenues and product and service margins for each period presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of product revenue	$45,039	$41,110	$43,001
Cost of product revenue as % of product revenue	53%	46%	42%
Product margin	47%	54%	58%
Acquisition-related amortization expense	$11,200	$11,200	$11,200
Acquisition-related amortization expense as % of product revenue	13%	13%	11%
Cost of service revenue	4,916	4,899	3,629
Cost of service revenue as % of service revenue	28%	32%	29%
Service margin	72%	68%	71%

Cost of product revenue increased by $3.9 million, or 10%, to $45.0 million for 2017 compared to $41.1 million for 2016. Cost of product revenue decreased by $1.9 million, or 4%, to $41.1 million for 2016 compared to $43.0 million for 2015.

Cost of product revenue includes the amortization of acquired intangibles assets resulting from our acquisition of DVS, which was $11.2 million for each of 2017, 2016 and 2015.

Product margin decreased 7 percentage points during 2017 compared to 2016, primarily driven by increased genomics unit product costs from lower production volumes, higher excess and obsolete inventory expense and, to a lesser extent, lower average selling prices across most of the products and higher acquisition-related intangible amortization costs as a percentage of product revenue, partially offset by a favorable product mix. Product margin decreased 4 percentage points during 2016 compared to 2015, primarily driven by higher acquisition-related intangible amortization costs as a percentage of product revenue and, to a lesser extent, lower average selling prices for certain genomics instruments and lower consumables capacity utilization.

Cost of service revenue was generally flat at $4.9 million for 2017 and 2016, and increased by $1.3 million, or 35%, from $3.6 million for 2015.

Service margin increased 4 percentage points during 2017 compared to 2016, mainly due to lower labor costs driven by greater efficiency. Service margin decreased 3 percentage points during 2016 compared to 2015, mainly due to higher material and labor costs due to unfavorable product support plan mix.

Operating Expenses

The following table presents our operating expenses for each period presented (in thousands):

	Year Ended December 31,			2017 vs. 2016 change	2016 vs. 2015 change
	2017	2016	2015
Research and development	$30,826	$38,415	39,264	(20)%	(2)%
Selling, general and administrative	79,516	93,212	82,959	(15)%	12%
Gain on escrow settlement	—	—	(3,986)	—%	100%
Total operating expenses	$110,342	$131,627	$118,237

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

Research and development expense decreased by $7.6 million, or 20%, to $30.8 million for 2017 compared to $38.4 million for 2016. The decrease in research and development expense for 2017 was primarily attributable to our cost-savings initiatives in 2017, including headcount and compensation savings of $3.6 million. In addition, product materials and supplies costs decreased by $3.1 million mainly due to fewer projects in 2017 driven by our strategic realignment and focus.

Research and development expense decreased by $0.8 million, or 2%, to $38.4 million for 2016 compared to $39.3 million for 2015. The decrease in research and development expense for 2016 was primarily due to a decrease in product materials and supplies of $1.8 million resulting from higher-cost projects in the prior year, including investments in our Imaging Mass Cytometry system. The decrease was partially offset by an increase in headcount and compensation related costs of $1.0 million.

We believe that our continued investment in research and development is essential to our long-term competitive position and that these expenses may increase in future periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales, marketing and administrative employees, facilities, depreciation and professional services, such as legal and accounting services.

Selling, general and administrative expense decreased by $13.7 million, or 15%, to $79.5 million for 2017 compared to $93.2 million for 2016. This decrease for 2017 was primarily due to our cost-savings initiatives in 2017, including infrastructure and facilities savings of $3.4 million. In addition, we had lower legal expenses of $6.2 million mainly attributable to the settlements of previously pending litigations in 2017, a decrease in outside services of $1.5 million, a decrease in travel expenses of $1.2 million and a decrease in recruiting costs of $1.1 million.

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

It may become necessary for us to reinvest a portion of these cost savings in business infrastructure and operations to build on our strategic development and long-term growth, and therefore, our operating expenses may increase in future periods.

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

Interest Expense and Other Income (Expense), Net

The following table presents these items for each period presented (in thousands):

	Year Ended December 31,			2017 vs. 2016 change	2016 vs. 2015 change
	2017	2016	2015
Interest expense	$(5,824)	$(5,820)	$(5,808)	—%	—%
Gain from sale of investment in Verinata	—	—	2,330	—%	(100)%
Other income (expense), net	385	(1,167)	(1,157)	133%	(1)%
Total	$(5,439)	$(6,987)	$(4,635)

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, or the Original Notes. As discussed above under Recent Developments, in March 2018, we entered into privately negotiated transactions with certain holders of our Original Notes to exchange approximately $125.0 million in aggregate principal amount of the Original Notes for approximately $125.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034, leaving approximately $76.3 million in aggregate principal amount of Original Notes outstanding. The Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, with such accrual commencing on August 1, 2014 for the Original Notes and February 1, 2018 for the Exchange Notes. The Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.

Interest expense was $5.8 million for each of the years ended December 31, 2017, 2016 and 2015.

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

Other Income (Expense), Net

Other income, net of $0.4 million for 2017 was mainly due to the net favorable effects of foreign exchange rate changes during 2017. Other expenses, net of $1.2 million for both 2016 and 2015 were mainly associated with losses from revaluation of certain foreign currency denominated assets and liabilities.

Benefit from Income Taxes

We recorded a tax benefit of $3.3 million, or an effective tax rate benefit of 5.1%, for the year ended December 31, 2017. This tax benefit was primarily attributable to amortization of our acquisition-related deferred tax liability and release of the valuation allowance in Singapore.

We recorded a tax benefit of $4.2 million, or an effective tax rate benefit of 5.2%, for the year ended December 31, 2016. This tax benefit was primarily attributable to amortization of our acquisition-related deferred tax liability, net income tax benefit from our foreign operations and release of unrecognized tax benefits.

We recorded a tax benefit of $1.5 million, or an effective tax rate benefit of 2.6% for the year ended December 31, 2015. The tax benefit was principally due to the amortization of our acquisition-related deferred tax liability, partially offset by net income tax expense from our foreign operations and unrecognized tax benefits.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, our principal sources of liquidity consisted of $58.1 million of cash and cash equivalents and $5.1 million of short-term investments.

The following table presents our cash flow summary for each period presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flow summary:
Net cash used in operating activities	$(24,098)	$(39,138)	$(34,733)
Net cash provided by investing activities	17,658	45,102	25,744
Net cash provided by financing activities	28,997	116	5,340
Net increase (decrease) in cash and cash equivalents	23,011	5,928	(4,596)

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products and services, and license agreements. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally.

Net cash used in operating activities in 2017 was $24.1 million and consisted of net loss of $60.5 million less non-cash adjustments of $27.2 million, plus net change in assets and liabilities of $9.2 million. Non-cash items primarily included amortization of developed technology of $11.2 million, stock-based compensation expense of $9.1 million, and depreciation and amortization of $7.4 million. The net change in assets and liabilities was primarily driven by a decrease in inventory, an increase in deferred revenue, an increase in other liabilities and a decrease in prepaid expenses and other current assets.

Net cash used in operating activities in 2016 was $39.1 million and consisted of net loss of $76.0 million less non-cash adjustments of $32.1 million, plus net change in assets and liabilities of $4.7 million. Non-cash items primarily included stock-based compensation expense of $13.9 million, amortization of developed technology of $11.2 million, and depreciation and amortization of $6.7 million. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable.

Net cash used in operating activities in 2015 was $34.7 million and consisted of net loss of $53.3 million less non-cash adjustments of $26.9 million, plus net change in assets and liabilities of $8.3 million. Non-cash items primarily included stock-based compensation expense of $16.8 million, amortization of developed technology of $11.2 million, and depreciation and amortization of $4.9 million, partially offset by a $4.0 million gain on escrow settlement and $2.3 million gain from the sale of investment in Verinata. The net change in assets and liabilities was primarily driven by an increase in inventory and accounts receivable, offset by a net decrease in liabilities.

Net Cash Provided by Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures for demonstration units and loaner equipment to support our sales and service efforts, and computer equipment and software to support our business operations. However, we may choose to decrease or defer certain capital expenditures and development activities, while further optimizing our organization.

Net cash provided by investing activities in 2017 was $17.7 million, which included proceeds from sales and maturities of investments of $25.6 million, offset by purchases of investments of $6.3 million and capital expenditures of $1.6 million to support our commercial and manufacturing operations.

Net cash provided by investing activities in 2016 was $45.1 million, which included proceeds from sales and maturities of investments of $86.4 million and proceeds from the sale of investment in Verinata of $2.3 million, offset by purchases of investments of $38.6 million and capital expenditures of $5.1 million to support our commercial and manufacturing operations.

Net cash provided by investing activities in 2015 was $25.7 million, which included proceeds from sales and maturities of investments of $103.3 million, offset by purchases of investments of $67.0 million, purchase of patents from PerkinElmer and other intangibles of $6.7 million; and capital expenditures of $4.0 million to support growth in our commercial and manufacturing operations.

Net Cash Provided by Financing Activities

We generated cash from financing activities of $29.0 million during 2017 primarily from the sale of our common stock through an "at-the-market" equity offering program. We generated cash from financing activities of $0.1 million during 2016 and $5.3 million during 2015 from proceeds received in connection with the exercise of options for our common stock.

Capital Resources

At December 31, 2017 and December 31, 2016, our working capital, excluding deferred revenues, was $71.6 million and $76.3 million, respectively, including cash and cash equivalents of $58.1 million and $35.0 million, respectively, and short-term investments of $5.1 million and $24.4 million, respectively.

On August 10, 2017, we sold 9.1 million shares of our common stock through an “at-the-market” equity offering program, for aggregate net proceeds of approximately $28.8 million. We plan to use the net proceeds from this offering for general corporate purposes and working capital.

As of December 31, 2017, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue certain securities from time to time in one or more offerings up to an aggregate offering price of $95 million, after subtracting our $30 million "at-the-market" equity offering program completed in 2017.

Each issuance under the shelf registration will require us to file a prospectus supplement identifying the amount and terms of the securities to be issued.

As discussed above under Recent Developments, on March 6, 2018, we exchanged approximately $125.0 million in aggregate principal amount of our Original Notes for approximately $125.0 million in aggregate principal amount of our new Exchange Notes in a series of privately negotiated transactions with certain holders of our Original Notes. Following the exchanges, $76.3 million in aggregate principal amount of our Original Notes remain outstanding. Our board of directors determined that the private exchange transaction was in the best interest of the company and our stockholders following substantial review with management and our financial advisors concerning the amount of our outstanding indebtedness relative to the market capitalization of our common stock and, in particular, obligations under the indenture for the Original Notes that could require us to repurchase the Original Notes over three years beginning in 2021 at a repurchase price equal to the aggregate principal amount of the Original Notes (approximately $201.3 million prior to the exchange).

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

Due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions, optimizing our facilities, and reducing excess space. In 2017, we focused on right-sizing our workforce, facilities consolidation, vendor negotiation, and other operating expense reductions. Our operating expenses decreased by $21.3 million, or 16%, to $110.3 million for 2017 compared to $131.6 million for 2016.

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Long term debt obligations	$290,261	$5,534	$11,069	$11,069	$262,589
Operating lease obligations	12,127	3,220	4,826	2,146	1,935
Purchase obligations	1,344	1,325	19	—	—
Total	$303,732	$10,079	$15,914	$13,215	$264,524

Debt obligations include the principal amount of the Notes and interest payments to be made under the Notes. Although the Notes mature in 2034, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. See Note 6 to our consolidated financial statements for additional information regarding the terms of the Notes.

Our operating lease obligations, net of sublease income, relate to leases for our current headquarters and leases for manufacturing and office space for our foreign subsidiaries. Purchase obligations consist of contractual and legally binding commitments to purchase goods and services.

We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2026. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $4.7 million, $6.3 million and $5.2 million for 2017, 2016 and 2015, respectively.

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

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the years ended December 31, 2017 and 2016, we experienced foreign currency losses of $0.1 million and $1.5 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $58.1 million at December 31, 2017. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had $5.1 million in investments at December 31, 2017 held primarily in U.S. government agency securities. The contractual maturity periods of $5.1 million of our investments are within one year from December 31, 2017. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Fluidigm Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fluidigm Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 8, 2018

We have served as the Company’s auditor since 2015.

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$58,056	$35,045
Short-term investments	5,080	24,385
Accounts receivable (net of allowances of $391 and $502 at December 31, 2017 and 2016, respectively)	15,049	14,610
Inventories	15,088	20,114
Prepaid expenses and other current assets	1,528	2,517
Total current assets	94,801	96,671
Property and equipment, net	12,301	16,525
Other non-current assets	7,541	9,291
Developed technology, net	68,600	79,800
Goodwill	104,108	104,108
Total assets	$287,351	$306,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,211	$3,967
Accrued compensation and related benefits	10,535	3,996
Other accrued liabilities	8,490	12,374
Deferred revenue, current	10,238	9,163
Total current liabilities	33,474	29,500
Convertible notes, net	195,238	194,951
Deferred tax liability	16,919	21,140
Deferred revenue, non-current	4,960	4,315
Other non-current liabilities	5,825	3,256
Total liabilities	256,416	253,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2017 or 2016	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2017 and 2016; 38,787 and 29,208 shares issued and outstanding at December 31, 2017 and 2016, respectively	39	29
Additional paid-in capital	531,666	493,441
Accumulated other comprehensive loss	(574)	(760)
Accumulated deficit	(500,196)	(439,477)
Total stockholders’ equity	30,935	53,233
Total liabilities and stockholders’ equity	$287,351	$306,395
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product revenue	$84,399	$89,003	$102,140
Service revenue	17,348	15,205	12,315
License revenue	190	238	257
Total revenue	101,937	104,446	114,712
Costs and expenses:
Cost of product revenue	45,039	41,110	43,001
Cost of service revenue	4,916	4,899	3,629
Research and development	30,826	38,415	39,264
Selling, general and administrative	79,516	93,212	82,959
Gain on escrow settlement	—	—	(3,986)
Total costs and expenses	160,297	177,636	164,867
Loss from operations	(58,360)	(73,190)	(50,155)
Interest expense	(5,824)	(5,820)	(5,808)
Gain from sale of investment in Verinata	—	—	2,330
Other income (expense), net	385	(1,167)	(1,157)
Loss before income taxes	(63,799)	(80,177)	(54,790)
Benefit from income taxes	3,264	4,192	1,475
Net loss	(60,535)	(75,985)	(53,315)
Net loss per share, basic and diluted	$(1.84)	$(2.62)	$(1.86)
Shares used in computing net loss per share, basic and diluted	32,980	29,008	28,711

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(60,535)	$(75,985)	$(53,315)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	183	314	(327)
Unrealized gain (loss) on available-for-sale securities, net	3	70	(23)
Other comprehensive income (loss)	186	384	(350)
Comprehensive loss	$(60,349)	$(75,601)	$(53,665)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	28,341	$28	$461,362	$(794)	$(310,177)	$150,419
Issuance of common stock through equity incentive plans, net	673	1	5,302	—	—	5,303
Gain on escrow settlement	(170)	—	(3,986)	—	—	(3,986)
Stock-based compensation expense	—	—	16,830	—	—	16,830
Net loss	—	—	—	—	(53,315)	(53,315)
Other comprehensive loss	—	—	—	(350)	—	(350)
Balance at December 31, 2015	28,844	29	479,508	(1,144)	(363,492)	114,901
Issuance of common stock through equity incentive plans, net	364	—	75	—	—	75
Stock-based compensation expense	—	—	13,858	—	—	13,858
Net loss	—	—	—	—	(75,985)	(75,985)
Other comprehensive income	—	—	—	384	—	384
Balance at December 31, 2016	29,208	29	493,441	(760)	(439,477)	53,233
Issuance of common stock through equity incentive plans, net	488	1	156	—	—	157
At-the-market offering	9,091	9	28,793	—	—	28,802
Cumulative-effect of new accounting standard	—	—	184	—	(184)	—
Stock-based compensation expense	—	—	9,092	—	—	9,092
Net loss	—	—	—	—	(60,535)	(60,535)
Other comprehensive income	—	—	—	186	—	186
Balance at December 31, 2017	38,787	$39	$531,666	$(574)	$(500,196)	$30,935

See accompanying notes.

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(60,535)	$(75,985)	$(53,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,409	6,738	4,915
Stock-based compensation expense	9,092	13,858	16,830
Amortization of developed technology	11,200	11,200	11,200
Other non-cash items	(603)	252	137
Loss on disposal of property and equipment	135	87	87
Gain from escrow settlement	—	—	(3,986)
Gain from sale of investment in Verinata	—	—	(2,330)
Changes in assets and liabilities:
Accounts receivable	(554)	10,521	(2,762)
Inventories	4,596	(3,387)	(3,741)
Prepaid expenses and other assets	1,583	(457)	(1,127)
Accounts payable	585	(2,271)	769
Deferred revenue	1,636	(274)	2,613
Other liabilities	1,358	580	(4,023)
Net cash used in operating activities	(24,098)	(39,138)	(34,733)
Investing activities
Purchases of investments	(6,276)	(38,594)	(66,973)
Proceeds from sales and maturities of investments	25,550	86,431	103,369
Proceeds from sale of investment in Verinata	—	2,330	—
Purchases of intangible assets	(50)	—	(6,670)
Purchases of property and equipment	(1,566)	(5,065)	(3,982)
Net cash provided by investing activities	17,658	45,102	25,744
Financing activities
Proceeds from issuance of common stock	29,015	—	—
Proceeds from exercise of stock options	100	227	5,491
Payments for taxes related to net share settlement of equity awards	(118)	(111)	(151)
Net cash provided by financing activities	28,997	116	5,340
Effect of foreign exchange rate fluctuations on cash and cash equivalents	454	(152)	(947)
Net increase (decrease) in cash and cash equivalents	23,011	5,928	(4,596)
Cash and cash equivalents at beginning of period	35,045	29,117	33,713
Cash and cash equivalents at end of period	$58,056	$35,045	$29,117
Supplemental disclosures of cash flow information
Cash paid for interest	$5,534	$5,534	$5,538
Cash paid for income taxes, net of refunds	$245	$355	$189

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2017, we had wholly-owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior period amounts in the consolidated statements of cash flows were reclassified to conform with the current period presentation. Payments for cash settled equity awards were reclassified from Proceeds from issuance of common stock under financing activities to Changes in other liabilities under operating activities in the consolidated statements of cash flows. Proceeds from exercise of stock options and Payments for taxes related to net share settlement of equity awards, which were previously included in the Proceeds from issuance of common stock are presented as separated line items under financing activities in the consolidated statements of cash flows. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, investments, accounts receivable, and accounts payable have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2017 and 2016. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 4. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2017, 2016, or 2015, and no single customer represented more than 10% of total accounts receivable at December 31, 2017, 2016, or 2015.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. Finished goods that are used for research and development are expensed as consumed or depreciated over their period of use. Provisions for slow-moving, excess, and obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, and quality issues.

Property and Equipment and Long-Lived Assets

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Accumulated depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The estimated useful lives of our property and equipment are generally as follows: computer equipment and software, three to four years; laboratory and manufacturing equipment, two to five years; and office furniture and fixtures, five years.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $5.9 million, $5.1 million and $3.6 million, respectively.

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

Revenue Recognition

We generate revenue from sales of our products, services and license agreements. Our products consist of instruments and consumables, including IFCs, assays, and reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training.

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

Advertising Costs

We expense advertising costs as incurred. We incurred advertising costs of $1.8 million, $2.3 million and $2.9 million during 2017, 2016, and 2015, respectively.

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

Stock-Based Compensation

We account for stock options and restricted stock units granted to employees and directors and stock purchases under ESPP based on the fair value of the awards. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

 Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2015	$(1,072)	$(72)	$(1,144)
Change during the year	314	70	384
Ending balance at December 31, 2016	(758)	(2)	(760)
Change during the year	183	3	186
Ending balance at December 31, 2017	$(575)	$1	$(574)

Immaterial amounts of unrealized gains and losses have been reclassified into the consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Our identifiable intangible assets are typically comprised of acquired core technologies, licensed technologies, license agreements and patents. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceed its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.

We evaluate our finite-lived intangible assets and other long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected intangible asset by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.

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

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	December 31,
	2017	2016	2015
Stock options, restricted stock units and performance awards	3,501	4,622	3,905
Convertible notes	3,598	3,598	3,598
Total	7,099	8,220	7,503

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 regarding ASC (Topic 606) Revenue from Contracts with Customers. ASU 2014-09 and subsequent amendments provide principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the new standard recognized at the date of initial application. This ASU also allows entities to apply certain practical expedients at their discretion. The new standard will be effective for our fiscal year beginning January 1, 2018.

We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. The adoption is not expected to have a material impact on our consolidated financial statements. The new standard’s broader definition of variable consideration requires us to estimate and record certain payments from customers. This ASU requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. We have determined that our service plans do not contain separate and distinct performance obligations. Therefore, the fees we receive for our service plans will be recognized as revenue ratably over the term of the service plan, which is our current practice. The requirement in the new standard is to capitalize incremental costs to obtain contracts with our customers and amortize those costs over the term of the contract. This is a change from our current practice of expensing sales commissions as incurred. We are utilizing the practical expedient provision permitting expensing of costs to obtain a contract when the expected amortization period is one year or less. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of retained earnings as of January 1, 2018. Additional disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard. While we continue to evaluate the effect of the new standard on our ongoing financial reporting, we currently do not expect the cumulative effect of the new standard to be material. We continue to identify the appropriate changes to our business processes, systems, and controls to support revenue recognition and disclosure under the new standard.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. ASU 2016-18 will be effective for our fiscal year beginning January 1, 2018. We adopted this ASU in the first quarter of 2018. The adoption is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying The Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. This ASU will be effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020, with early adoption permitted. We are currently evaluating the adoption of this ASU and cannot estimate the financial statement impact of adoption.

3. Goodwill and Intangible Assets, net

Goodwill

In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.2 million. The only change to goodwill after the Acquisition Date was an adjustment of $0.1 million to the deferred taxes liability resulting from the final tax analysis during the measurement period in 2014.

Goodwill is tested for impairment annually during the fourth quarter unless a triggering event requires an expedited analysis. During the fourth quarters of 2017 and 2016, we completed our annual impairment assessments and we concluded that goodwill was not impaired in any of these years.

Developed Technology

In connection with our acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization expense for each of the years ended December 31, 2017, 2016 and 2015 was $11.2 million, respectively.

Patents

On June 28, 2013, we acquired certain patents, patent applications, and licenses from Helicos Biosciences Corporation (Helicos) relating to Helicos’ next-generation sequencing technology. The rights acquired by us are subject to certain licenses and sublicenses granted by Helicos prior to or contemporaneously with our acquisition. The assets were acquired for $1.0 million and we incurred transaction costs of approximately $0.3 million. The patents, patent applications, and licenses have an alternative future use and, as a result, the acquired assets and transaction costs are capitalized as intangible assets and are included in other non-current assets. The acquired assets from Helicos are being amortized to research and development expense over their useful life of ten years. Related amortization expense was $0.1 million for each of the years ended 2017, 2016 and 2015.

On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer Health Sciences, Inc. (PerkinElmer) pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement, between Fluidigm Canada Inc. and PerkinElmer. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. The Patents are being amortized to cost of product revenue through their useful life. Related amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.9 million and $0.1 million, respectively.

Licenses

In May 2011, we entered into an agreement with Caliper Life Sciences, Inc., which subsequently became a PerkinElmer company (Caliper), to license Caliper’s existing patent portfolio in certain fields, including non-invasive prenatal diagnostics, and obtained an option to extend this license to cover additional fields. Additional payments are due if we exercise our option to extend the license. Under this agreement, we made an up-front payment of $0.6 million and our obligation to pay royalties to Caliper commenced in January 2012. In August 2011, we entered into an amendment to the agreement with Caliper and made an additional up-front payment of $0.5 million. Pursuant to the amendment, the rates for royalties payable to Caliper were substantially reduced and the period for which we are obligated to make royalty payments was shortened, with the last payment due in mid-2018 for our existing products at the time of amendment and their future equivalents. If any of our future products are determined to infringe Caliper’s patents, the same reduced royalty rates will apply until the respective patents expire. The aggregate $1.1 million of payments to Caliper are being amortized to cost of product revenue on a straight-line basis through July 2018, when our royalty payment obligations are expected to terminate based upon our current utilization of the patents. We recognized $0.2 million in cost of product revenue during each year of 2017, 2016, and 2015, respectively. Our future royalty payments are not expected to be material.

Intangible assets include developed technology as a result of the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net were as follows (in thousands):

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(43,400)	$68,600	10.0 years
Patents and licenses	11,274	(5,721)	5,553	7.8 years
Total intangible assets, net	$123,274	$(49,121)	$74,153

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(32,200)	$79,800	10.0 years
Patents and licenses	11,224	(4,533)	6,691	7.9 years
Total intangible assets, net	$123,224	$(36,733)	$86,491

Based on the carrying value of intangible assets, net as of December 31, 2017, the annual amortization expense for intangible assets, net is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2018	$12,334
2019	12,243
2020	12,242
2021	12,088
2022	12,004
Thereafter	13,242
Total	$74,153

4. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	December 31, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$20,129	$—	$—	$20,129	$20,129	$—
Available-for-sale:
Level I:
Money market funds	16,142	—	—	16,142	16,142	—
U.S. treasury securities	497	—	—	497	—	497
Level II:
U.S. government and agency securities	26,369	—	(1)	26,368	21,785	4,583
Total	$63,137	$—	$(1)	$63,136	$58,056	$5,080

	December 31, 2016
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$13,984	$—	$—	$13,984	$13,984	$—
Available-for-sale:
Level I:
Money market funds	21,061	—	—	21,061	21,061	—
Level II:
U.S. government and agency securities	24,388	1	(4)	24,385	—	24,385
Total	$59,433	$1	$(4)	$59,430	$35,045	$24,385

The contractual maturity periods of $5.1 million of debt securities are within one year from December 31, 2017.

There were no transfers between Level I and Level II measurements during the year ended December 31, 2017, and there were no changes in the valuation techniques used.

Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2017, 2016, and 2015. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.

The estimated fair value of the 2.75% Convertible Notes is based on a market approach (See Note 6 for Convertible Notes). The estimated fair value was approximately $166.2 million and $139.7 million (par value $201.3 million) as of December 31, 2017 and December 31, 2016, respectively, and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

5. Balance Sheet Data

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
Cash and cash equivalents:	2017	2016
Cash	$20,129	$13,984
Money market funds	16,142	21,061
U.S. Government and agency securities	21,785	—
Total	$58,056	$35,045

Inventories

Inventories consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
Inventories:	2017	2016
Raw materials	$7,566	$8,919
Work-in-process	929	1,742
Finished goods	6,593	9,453
Total inventories, net	$15,088	$20,114

Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
Property and equipment:	2017	2016
Computer equipment and software	$4,179	$5,497
Laboratory and manufacturing equipment	20,069	23,670
Leasehold improvements	7,799	8,747
Office furniture and fixtures	1,892	2,084
Property and equipment, gross	33,939	39,998
Less accumulated depreciation and amortization	(21,646)	(24,084)
Construction-in-progress	8	611
Property and equipment, net	$12,301	$16,525

Product Warranties

We accrue for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claim experience. Activity for our warranty accrual for the years ended December 31, 2017 and 2016, which are included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$1,023	$1,076
Accrual for current period warranties	695	885
Warranty costs incurred	(1,019)	(938)
Ending balance	$699	$1,023

6. Convertible Notes

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (Original Notes) pursuant to an underwriting agreement, dated January 29, 2014. The Original Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Original Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Original Notes. The initial conversion rate of the Original Notes is 17.8750 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of Original Notes (which is equivalent to an initial conversion price of approximately $55.94 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Holders may surrender their Original Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018 and prior to February 6, 2021, we may redeem any or all of the Original Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the Original Notes in cash without any such condition. The redemption price of the Original Notes will equal 100% of the principal amount of the Original Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their Original Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Original Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of the Original Notes, holders may require us to repurchase the Original Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the Original Notes plus accrued and unpaid interest.

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the Original Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds.

In February 2014, we used $113.2 million of the net proceeds to fund the cash portion of the consideration payable by us in connection with our acquisition of DVS (now Fluidigm Sciences Inc.). Interest expense related to the Original Notes was approximately $5.8 million during each of the years ended December 31, 2017, 2016 and 2015, respectively. Accrued interest related to the Original Notes as of December 31, 2017 and 2016 were both $2.3 million, respectively, which were included in Other current liabilities. Approximately $5.5 million of interest under the Original Notes were paid for each year ended December 31, 2017 and 2016, respectively.

The carrying values of the components of the convertible notes are as follows (in thousands):

	December 31,
	2017	2016
Principal amount of Original Notes	$201,250	$201,250
Unamortized debt discount	(5,087)	(5,330)
Unamortized debt issuance cost	(925)	(969)
Net carrying value of convertible notes	$195,238	$194,951

In March 2018, we entered into privately negotiated transactions with certain holders of our Original Notes to exchange approximately $125.0 million in aggregate principal amount of the Original Notes for approximately $125.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034 (Exchange Notes), leaving approximately $76.3 million in aggregate principal amount of Original Notes outstanding (See Note 14 for Subsequent Event).

7. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through March 2026. We lease office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the years ended December 31, 2017, 2016 and 2015 was $4.7 million, $6.3 million and $5.2 million, respectively.

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income	Net Operating Leases
2018	$4,239	$(1,019)	$3,220
2019	4,140	(1,070)	3,070
2020	2,166	(410)	1,756
2021	1,273	—	1,273
2022	873	—	873
Thereafter	1,935	—	1,935
Total	$14,626	$(2,499)	$12,127

Other Commitments

In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2017, these commitments were approximately $1.3 million.

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

We incurred legal expenses between October 2015 and the third quarter of 2017 to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. In December 2015, Thermo Fisher Scientific, Inc., (Thermo) filed a complaint in the Circuit Court for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while such individual was still an employee of Thermo. In November 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement of $3.0 million and received an insurance recovery payment of $1.0 million related to this matter.

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

8. Stock-Based Compensation

2011 Equity Incentive Plan

On January 28, 2011, our board of directors adopted the 2011 Equity Incentive Plan (the 2011 Plan) under which incentive stock options, non-statutory stock options, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares may be granted to our employees, directors, and consultants.

Incentive stock options and non-statutory stock options granted under the 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than 10% of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.

Our board of directors sets the terms, conditions, and restrictions related to our ESPP and the grant of stock options and RSUs, including the number of restricted stock units to grant. Our board of directors also sets vesting criteria and, depending on the extent to which the criteria are met, our board of directors will determine the number of restricted stock units to be paid out. In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, subject to the employees' continued employment.

Our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.

As of December 31, 2017, the 2011 Plan had a total of 5.6 million shares authorized for future issuance, of which 2.3 million shares were available for future grants.

2009 Equity Incentive Plan and 1999 Stock Option Plan

Our 2009 Equity Incentive Plan (the 2009 Plan) terminated on the date the 2011 Plan was adopted, and the 1999 Stock Option Plan (the 1999 Plan) expired in 2009. Options granted or shares issued under the 2009 Plan and the 1999 Plan that were outstanding on the date the 2011 Plan became effective remained subject to the terms of their respective plans.

2017 Inducement Award Plan

On January 5, 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (the “Inducement Plan”) and reserved 2 million shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards and its terms are substantially similar to the 2011 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules.

There were no material equity awards granted under the Inducement Plan in 2017. As of December 31, 2017, the Inducement Plan had a total of 2.0 million shares authorized for future issuance, of which 2.0 million shares were available for future grants.

2017 Employee Stock Purchase Plan

On August 1, 2017, our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP) at the annual meeting of stockholders. Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP has a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to 10% of their compensation and may not purchase more than $25,000 of stock in any calendar year. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period. Our first ESPP offering period began on October 1, 2017 with a shorter offering period ending on November 30, 2017.

As of December 31, 2017, 0.9 million shares were available for future issuance under the ESPP. Sales under the ESPP were 0.1 million shares of common stock at an average price of $5.20 per share for 2017.

Valuation and Expense Information

We use the Black-Scholes option-pricing model to estimate the fair value of stock options granted under our equity incentive plans and stock purchases under our ESPP. The weighted average assumptions used to estimate the fair value were as follows:

	Year Ended December 31,
	2017	2016	2015
Stock options:
Expected volatility	65.0%	43.4%	46.3%
Expected term	4.2 years	6.0 years	5.9 years
Risk-free interest rate	1.7%	1.4%	1.8%
Dividend yield	—	—	—
Weighted-average fair value per share	$2.97	$3.19	$13.89

ESPP shares:
Expected volatility	74.4%
Expected term	0.4 years
Risk-free interest rate	1.3%
Dividend yield	—
Weighted-average fair value per share	$1.93

We determine the expected volatility based on our historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. Each of these inputs is subjective and generally requires significant judgment by us. Also required to compute the fair value calculation of options and ESPP shares is the fair value of the underlying common stock. We account for forfeitures as they occur.

We grant stock options at exercise prices not less than the fair value of our common stock at the date of grant.

The fair value of RSUs granted to employees was estimated on the date of grant by multiplying the number of shares granted by the fair market value of our common stock on the grant date.

Activity under the 2011 Plan, the 2009 Plan, the 1999 Plan and the Inducement Plan is as follows (in thousands, except per share amounts and terms):

Restricted Stock units:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2016	1,065	$15.31
RSUs granted	916	$5.73
RSUs vested	(445)	$15.57
RSUs canceled	(368)	$13.11
Balance at December 31, 2017	1,168	$8.55
Expected to vest at December 31, 2017	1,127	$8.59

The total intrinsic value of RSUs vested and released during the year ended December 31, 2017, 2016 and 2015 were approximately $2.3 million, $2.4 million and $1.8 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2017, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $8.6 million. We expect to recognize those costs over a weighted average period of 2.4 years.

Stock options:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2016	3,560	$16.62
Options granted	1,364	$5.61
Options exercised	(25)	$4.07
Options canceled/forfeited	(2,735)	$16.33
Balance at December 31, 2017	2,164	$10.41
Vested at December 31, 2017	990	$15.15	4.9	$315
Expected to vest at December 31, 2017	1,149	$5.58	9.3	726

(1)
Aggregate intrinsic value was calculated as the difference between the closing price per share of our common stock on the last trading day of 2017, which was $5.89, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $0.1 million, $0.3 million and $13.7 million, respectively. As of December 31, 2017, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $3.7 million. We expect to recognize those costs over a weighted average period of 2.9 years.

The total stock-based compensation recognized during 2017, 2016, and 2015 was $9.1 million, $13.9 million and $16.8 million, respectively. There were no stock-based compensation tax benefits recognized during 2017, 2016 or 2015. Capitalized stock-based compensation costs were insignificant at December 31, 2017, 2016 and 2015.

In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. The Company recognizes stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. We did not recognize any expense related to these performance awards in 2017 or 2016.

Stock Option Exchange Program

On August 23, 2017, we launched a one-time stock option exchange program (the Program), which eligible employees were able to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $4.37 per share and greater than the closing price of a share of our common stock on the NASDAQ Global Select Market on the expiration date of the exchange offer (the Offer), for restricted stock units or stock options (New Awards) covering a lesser number of shares than were subject to the Eligible Options exchanged immediately before being canceled in the Offer. Non-employee members of our Board of Directors were not eligible to participate in the Program. The Program expired on September 20, 2017, with a closing price of $5.13 per share.

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

9. Income Taxes

Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(56,885)	$(65,211)	$(46,757)
International	(6,914)	(14,966)	(8,033)
Loss before income taxes	$(63,799)	$(80,177)	$(54,790)

Significant components of our benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$(30)
State	(17)	(14)	(14)
Foreign	(501)	286	(1,319)
Total current tax (expense) benefit	(518)	272	(1,363)
Deferred:
State	—	—	—
Foreign	3,782	3,920	2,838
Total deferred benefit	3,782	3,920	2,838
Total benefit for income taxes	$3,264	$4,192	$1,475

Reconciliation of income taxes at the statutory rate to the benefit from (provision for) income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax benefit at federal statutory rate	34.0%	34.0%	34.0%
State tax expense, net of federal benefit	5.5	2.2	1.4
Foreign tax benefit (expense)	0.4	(0.7)	(1.9)
Change in valuation allowance	39.2	(31.2)	(28.6)
Federal research and development credit	1.9	1.3	2.6
Unrecognized tax benefit	(0.6)	(1.3)	(1.8)
Return to provision reconciliation	—	1.5	(1.2)
Impact of the Tax Act	(74.6)	—	—
Other, net	(0.7)	(0.6)	(1.9)
Effective tax rate	5.1%	5.2%	2.6%

The Tax Act was enacted in December 2017. The Tax Act introduced a broad range of tax reform measures that significantly change U.S. federal income tax laws. Among other provisions, the Tax Act reduces the federal tax rate from 34% to 21% and imposes a one-time transition tax on post-1986 foreign unremitted earnings. We have remeasured our deferred taxes as of December 31, 2017 using the reduced U.S. federal tax rate of 21%. Accordingly, our gross deferred tax assets, which primarily include our net operating loss carryforwards, decreased by $29.9 million with a corresponding decrease in our valuation allowance. There is no net impact on our income tax provision from the remeasurement of existing deferred taxes due to a full valuation allowance. In addition, the Tax Act requires companies to pay a one-time transition tax for accumulated foreign earnings not previously subject to U.S. income tax. We have reviewed the accumulated undistributed foreign earnings after previously taxed income and currently we do not anticipate a transition tax liability due to our estimated aggregate foreign deficit. We have made reasonable estimates to reflect the impact of the Tax Act and recorded provisional amounts, in accordance with SAB 118, for the remeasurement of deferred taxes and the one-time transition tax as of December 31, 2017.

We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act, which could impact the determination of the net deferred taxes subject to the remeasurement, the related impact to the assessment of our valuation allowance, and the one-time transition tax. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ materially from the recorded amounts. We will finalize and record any adjustments related to the Tax Act within the one-year measurement period provided under SAB 118.

As of December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign and state taxes that may be due upon future repatriation of earnings is not expected to be significant. In addition, we currently do not anticipate any significant impact from the one-time transition tax liability under the Tax Act due to our estimated aggregate foreign deficit.

Our Development and Expansion Incentive, or DEI, in Singapore was terminated in 2017 and we did not benefit from the reduced tax rate of 5% for qualifying income in Singapore because certain milestones were not met. In addition, the capital allowance provision under the Singapore Productivity and Innovation Credit Scheme ended in 2017. Due to the termination of our DEI and capital allowance deduction, we released the valuation allowance and are subject to the statutory tax rate for Singapore.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$91,701	$123,913
Reserves and accruals	3,927	4,281
Depreciation and amortization	5,591	712
Tax credit carryforwards	14,838	12,584
Stock-based compensation	5,994	7,057
Total gross deferred tax assets	122,051	148,547
Valuation allowance on deferred tax assets	(119,228)	(146,285)
Total deferred tax assets, net of valuation allowance	2,823	2,262
Deferred tax liabilities:
Fixed asset and intangibles	(18,912)	(22,000)
Total deferred tax liabilities	(18,912)	(22,000)
Net deferred tax liability	$(16,089)	$(19,738)

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

We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance decreased by $27.1 million and increased by $22.1 million during 2017 and 2016, respectively. The change in valuation allowance during 2017 is mainly due to the change in Federal statutory rate from 34% to 21%, offset by a significant increase in the taxable loss in 2017. The change in valuation allowance during 2016 is primarily due to a significant increase in the taxable loss in 2016 and an increase in research development credits.

The valuation allowances of $119.2 million and $146.3 million as of December 31, 2017 and 2016, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. We believe it is more likely than not that U.S. federal, California and Japan deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the federal U.S., the state of California and Japan.

A reconciliation of the beginning and ending amount of the valuation allowance for the years ended December 31, 2017, 2016, or 2015 is as follows (in thousands):

Valuation Allowance
December 31, 2014	$110,167
Charges to earnings	—
Charges to other accounts	13,970
December 31, 2015	124,137
Charges to earnings	—
Charges to other accounts	22,148
December 31, 2016	146,285
Charges to earnings	830
Charges to other accounts	(27,887)
December 31, 2017	$119,228

As of December 31, 2017, we had net operating loss carryforwards for U.S. federal income tax purposes of $402.7 million, which expire in the years 2021 through 2038, and U.S. federal research and development tax credits of $8.3 million, which expire in the years 2021 through 2038. As of December 31, 2017, we had net operating loss carryforwards for state income tax purposes of $163.6 million, which expire beginning in 2018 through 2038, and California research and development tax credits of $10.4 million, which do not expire. As of December 31, 2017, we had foreign net operating loss carryforwards of $1.6 million, which expire in the years 2018 through 2038.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In 2015, we completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2015, which excluded the net operating loss carryforwards for DVS prior to the acquisition, and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal net operating losses by $1.2 million. In 2016 and 2017, we continued the Section 382 analysis through December 31, 2017 and determined that an ownership change did not occur during the periods.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during 2017, 2016, and 2015 were as follows (in thousands):

December 31, 2014	$7,672
Increases in balances related to tax positions taken during current period	1,049
Decreases in balances related to tax position taken during prior period	(59)
December 31, 2015	8,662
Increases in balances related to tax positions taken during a prior period	46
Increases in balances related to tax positions taken during current period	1,673
Decreases in balances related to tax positions taken during prior period	(1,048)
December 31, 2016	9,333
Increases in balances related to tax positions taken during a prior period	—
Increases in balances related to tax positions taken during current period	61
Decreases in balances related to tax positions taken during prior period	(2,077)
December 31, 2017	$7,317

Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2017 and 2016.

As of December 31, 2017, there are no unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2009 are open to examination in various foreign countries.

10. Employee Benefit Plans

We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2015, the Company implemented a match formula of 100% up to $2,000 annually, following a 4-year vesting schedule. Employer matching contributions to the 401(k) plan for the year ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.6 million and $0.5 million, respectively.

11. Information About Geographic Areas

We operate in one reporting segment that develops, manufacturers and commercializes tools for life sciences research. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.

The following table represents our total revenue by geographic area of our customers for each year presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$45,820	$52,637	$55,404
Europe	32,642	29,739	36,772
Asia-Pacific	20,005	18,478	16,967
Other	3,470	3,592	5,569
Total	$101,937	$104,446	$114,712

Our license revenue is primarily generated in the United States.

We had long-lived assets consisting of property and equipment, net of accumulated depreciation, in the following geographic areas for each year presented (in thousands):

	December 31,
	2017	2016
United States	$3,500	$6,145
Singapore	5,167	6,830
Canada	3,481	3,503
Europe	125	43
Asia-Pacific	28	4
Total	$12,301	$16,525

Sales to customers in China represented 11% or $11.1 million, of total revenues for each of the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2015, sales to China did not exceed 10%.

12. Shareholders' Equity

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

On August 10, 2017, we sold 9.1 million shares of our common stock, $0.001 par value per share, through Cowen acting as our agent, for aggregate gross proceeds of $30 million. Our aggregate net proceeds from such sales were approximately $28.8 million, after deducting related expenses, including commissions to Cowen of approximately $0.7 million and issuance costs of approximately $0.5 million. These sales fully exhausted the shares that were available for sale under the Sales Agreement.

13. Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the years ended December 31, 2017 and 2016 are as follows (in thousands, except for per share amounts):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,533	$23,912	$24,747	$27,745
Net loss	$(17,202)	$(16,933)	$(15,944)	$(10,456)
Net loss per share, basic and diluted	$(0.59)	$(0.58)	$(0.46)	$(0.27)
2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$29,003	$28,168	$22,191	$25,084
Net loss	$(19,884)	$(18,617)	$(19,787)	$(17,697)
Net loss per share, basic and diluted	$(0.69)	$(0.64)	$(0.68)	$(0.61)

14. Subsequent Event

On March 2, 2018, we entered into separate privately negotiated agreements with certain holders our Original Notes to exchange in a private placement (Exchange Transactions) approximately $125.0 million in aggregate principal amount of our Original Notes for approximately $125.0 million in aggregate principal amount of our Exchange Notes. Each $1,000 principal amount of Original Notes was exchanged for $1,000 principal amount of Exchange Notes. Approximately $76.3 million in aggregate principal amount of Original Notes will remain outstanding.

The issuance of the Exchange Notes in the Exchange Transactions closed on March 6, 2018 and in connection with the Exchange Transactions, we entered into a Second Supplemental Indenture (Supplemental Indenture) to the Indenture, dated February 4, 2014, with U.S. Bank National Association, as trustee (Base Indenture, and together with the Supplemental Indenture, the Indenture).

The Exchange Notes have an interest rate of 2.75% per year per $1,000, which accrue on the principal amount of Exchange Notes, payable in cash semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2018, and will mature on February 1, 2034, unless earlier repurchased, redeemed or converted. The Exchange Notes have an initial conversion rate of 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount (which is equivalent to an initial conversion price of approximately $7.88 per share), subject to adjustment, and are convertible into cash, shares of our common stock or a combination of cash and common stock, at our election. The Exchange Notes are convertible at the option of the holder at any time prior to the business day immediately preceding the maturity date for the Exchange Notes. The Exchange Notes are also convertible at our option upon certain conditions specified in the Indenture for the Exchange Notes (the issuer’s conversion option).

Holders of the Exchange Notes have the right, at their option, to require us to purchase their Exchange Notes (i) on February 6, 2023, February 6, 2026 and February 6, 2029 or (ii) in the event of a “fundamental change” as defined in the Indenture, in each case, at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the Exchange Notes on the fundamental change repurchase date, plus accrued and unpaid interest. Holders who convert their Exchange Notes voluntarily prior to our exercise of the issuer’s conversion option or in connection with a make-whole fundamental change prior to February 6, 2023 are entitled, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the Indenture. On or after February 6, 2022, we may elect to redeem all or any portion of the Exchange Notes at a redemption price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the Exchange Notes on the redemption date of the Exchange Notes, plus accrued and unpaid interest.

The Exchange Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Exchange Notes, rank equally in right of payment with any of our unsecured indebtedness that is not so subordinated, are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of our subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

Our board of directors has adopted a Code of Ethics and Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at www.fluidigm.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information, if any, required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2017
Accounts receivable allowance	$502	$24	$(135)	$391
Year ended December 31, 2016
Accounts receivable allowance	$103	$484	$(85)	$502
Year ended December 31, 2015
Accounts receivable allowance	$120	$23	$(40)	$103

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2017
Warranty allowance	$1,023	$695	$(1,019)	$699
Year ended December 31, 2016
Warranty allowance	$1,076	$885	$(938)	$1,023
Year ended December 31, 2015
Warranty allowance	$1,178	$672	$(774)	$1,076

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Fluidigm Corporation.	8-K	3.1	8/2/2017
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017
4.2	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Tax Benefit Preservation Plan, dated as of November 21, 2016, by and between Fluidigm Corporation and Computershare Inc., as Rights Agent.	8-K	4.1	11/22/2016
4.6	Second Supplemental Indenture, dated March 6, 2018, between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	3/6/2018
4.7	Form of Exchange Note (included in Exhibit 4.6).	8-K	4.3	3/6/2018
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2#	1999 Stock Option Plan of Fluidigm Corporation, as amended.	S-1	10.2	12/3/2010
10.2A#	Forms of agreements under the 1999 Stock Option Plan.	S-1	10.2A	12/3/2010
10.3#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of Fluidigm Corporation.	S-1/A	10.4	1/28/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.4B#	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 1999 Stock Option Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017
10.4C#	Forms of U.S. agreements under the 2011 Equity Incentive Plan.	SC TO-I	(d)(2)	8/23/2017
10.4D	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	(d)(3)	8/23/2017
10.4E	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	(d)(4)	8/23/2017
10.4F	UK Sub-plan to the Fluidigm Corporation 2011 Equity Incentive Plan.	SC TO-I	(d)(5)	8/23/2017
10.4G#	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(6)	8/23/2017
10.4H#	Form of Stock Option Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(7)	8/23/2017
10.5†	Second Amended and Restated License Agreement by and between California Institute of Technology and Fluidigm Corporation, effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement by and between California Institute of Technology and Fluidigm Corporation effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and Fluidigm Corporation dated December 22, 2004.	S-1	10.9	12/3/2010
10.10#	Fluidigm Corporation 2017 Inducement Award Plan and related form agreements.	8-K	10.1	1/11/2017
10.11#	Offer Letter to Jennifer Lee date March 30, 2016.	8-K	10.1	5/23/2016
10.12	Reserved.
10.13#	Amended and Restated Offer Letter to Steven C. McPhail, dated February 28, 2017.	10-K	10.13	3/3/2017
10.14#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15#†	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016.	10-Q	10.1	11/9/2016
10.16#	Employment and Severance Agreement, effective as of August 1, 2016, by and between Fluidigm Corporation and Stephen Christopher Linthwaite.	10-Q	10.2	11/9/2016
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18	Reserved.
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and Fluidigm Corporation, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.19B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated June 4, 2014.	10-Q	10.3	8/4/2014
10.19C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.19D	Sixth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated December 8, 2015.	8-K	10.1	12/14/2015
10.19E	Seventh Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated March 23,2017.	10-Q	10.1	5/9/2017
10.19F	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.21	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.22	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015
10.23†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.24#	Form of Award Agreement for purposes of the Retention Program.	8-K	10.1	2/10/2017
10.25#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.26	Reserved.
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
10.29#	Separation Agreement and Release between Gajus V. Worthington and Fluidigm Corporation dated October 19, 2016.	8-K	99.1	10/24/2016
10.30	2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017
10.31	Sales Agreement, dated as of August 3, 2017, between Fluidigm Corporation and Cowen and Company, LLC.	8-K	1.1	8/3/2017
10.32#	Fluidigm Corporation Change of Control and Severance Plan.	8-K	10.1	8/23/2017
10.33#	Endorsement Split-Dollar Life Insurance Agreement.	10-Q	10.5	11/7/2017
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.	Filed herewith
21.1	Subsidiaries of Fluidigm Corporation.	10-K	21.1	3/3/2017
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated: March 8, 2018	By:	/s/ Stephen Christopher Linthwaite
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

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	March 8, 2018
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial Officer)	March 8, 2018
Vikram Jog
/s/ Jennifer Lee	Vice President, Controller (Principal Accounting Officer)	March 8, 2018
Jennifer Lee
/s/ Samuel D. Colella	Chairman of the Board of Directors	March 8, 2018
Samuel D. Colella
/s/ Nicolas M. Barthelemy	Director	March 8, 2018
Nicolas M. Barthelemy
/s/ Gerhard F. Burbach	Director	March 8, 2018
Gerhard F. Burbach
/s/ Patrick S. Jones	Director	March 8, 2018
Patrick S. Jones
/s/ Carlos V. Paya	Director	March 8, 2018
Carlos V. Paya