Form 10-Q
period 2018-03-31
FLUIDIGM CORP
filed 2018-05-08
CIK 1162194

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2018, there were 38,916,219 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	March 31, 2018	December 31, 2017
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$41,972	$58,056
Short-term investments	5,282	5,080
Accounts receivable (net of allowances of $0 at March 31, 2018 and $391 at December 31, 2017)	16,267	15,049
Inventories	15,253	15,088
Prepaid expenses and other current assets	2,227	1,528
Total current assets	81,001	94,801
Property and equipment, net	11,433	12,301
Other non-current assets	7,360	7,541
Developed technology, net	65,800	68,600
Goodwill	104,108	104,108
Total assets	$269,702	$287,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,206	$4,211
Accrued compensation and related benefits	10,045	10,535
Other accrued liabilities	7,808	8,490
Deferred revenue, current	10,645	10,238
Total current liabilities	33,704	33,474
Convertible notes, net	164,156	195,238
Deferred tax liability, net	15,574	16,919
Deferred revenue, non-current	5,313	4,960
Other non-current liabilities	2,381	5,825
Total liabilities	221,128	256,416
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2018 and December 31, 2017; 38,908 and 38,787 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	39	39
Additional paid-in capital	562,151	531,666
Accumulated other comprehensive loss	(532)	(574)
Accumulated deficit	(513,084)	(500,196)
Total stockholders’ equity	48,574	30,935
Total liabilities and stockholders’ equity	$269,702	$287,351
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product revenue	$20,477	$21,307
Service revenue	4,771	4,167
License revenue	—	59
Total revenue	25,248	25,533
Costs and expenses:
Cost of product revenue	10,222	10,851
Cost of service revenue	1,598	1,118
Research and development	7,256	8,524
Selling, general and administrative	18,805	22,576
Total costs and expenses	37,881	43,069
Loss from operations	(12,633)	(17,536)
Interest expense	(1,889)	(1,455)
Other income, net	92	9
Loss before income taxes	(14,430)	(18,982)
Income tax benefit	1,183	1,780
Net loss	$(13,247)	$(17,202)
Net loss per share, basic and diluted	$(0.34)	$(0.59)
Shares used in computing net loss per share, basic and diluted	38,856	29,239

See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(13,247)	$(17,202)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	43	34
Net change in unrealized (loss) / gain on investments	(1)	1
Other comprehensive income, net of tax	42	35
Comprehensive loss	$(13,205)	$(17,167)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(13,247)	$(17,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983	1,951
Stock-based compensation expense	1,747	2,446
Amortization of developed technology	2,800	2,800
Other non-cash items	(58)	(126)
Changes in assets and liabilities:
Accounts receivable, net	(1,278)	231
Inventories	(539)	436
Prepaid expenses and other current assets	(552)	789
Other non-current assets	83	(996)
Accounts payable	970	162
Deferred revenue	720	792
Other current liabilities	(4,017)	1,272
Other non-current liabilities	(4,788)	(1,043)
Net cash used in operating activities	(16,176)	(8,488)
Investing activities
Purchases of investments	(186)	(1,183)
Proceeds from sales and maturities of investments	—	19,375
Purchases of property and equipment	(77)	(692)
Net cash (used in) / provided by investing activities	(263)	17,500
Financing activities
Payment of debt issuance costs	(82)	—
Proceeds from exercise of stock options	24	3
Net cash (used in) / provided by financing activities	(58)	3
Effect of foreign exchange rate fluctuations on cash and cash equivalents	413	37
Net (decrease) / increase in cash and cash equivalents	(16,084)	9,052
Cash and cash equivalents at beginning of period	58,056	35,045
Cash and cash equivalents at end of period	$41,972	$44,097
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

We create, manufacture, and market innovative technologies and tools for life sciences research. We sell instruments and consumables, including integrated fluidic circuits, or IFCs, assays and reagents to academic institutions, clinical research laboratories, and biopharmaceutical, biotechnology, and agricultural biotechnology, or Ag-Bio, companies and contract research organizations, or CROs. Our technologies and tools are directed at the analysis of deoxyribonucleic acid, or DNA, ribonucleic acid, or RNA, and proteins in a variety of different sample types, from individual cells to bulk tissue.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of  December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the accompanying notes in Item 8 of Part II, "Financial Statements and Supplementary Data," for the year ended December 31, 2017, included in our Annual Report on Form 10-K.

Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.

Net Loss per Share

Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted stock units, options to purchase common stock, and shares associated with the potential conversion of our convertible notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the  three months ended March 31, 2018, and 2017 because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options, restricted stock units and performance awards	3,254	5,085
2018 Convertible Notes	19,036	—
2018 Convertible Notes potential make-whole shares, March 31, 2018	1,204	—
2014 Convertible Notes	1,364	3,598
Total	24,858	8,683

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018, are as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gain on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(575)	$1	$(574)
Other comprehensive income (loss)	43	(1)	42
Balance at March 31, 2018	$(532)	$—	$(532)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three months ended March 31, 2018.

Goodwill, Intangible Assets, and Other Long-lived Assets

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

We evaluate our finite-lived intangible assets and other long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected asset by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly.

Convertible Notes

In February 2014, we closed an underwritten public offering $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 ("2014 Notes"). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange approximately $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 ("2018 Notes").

Following the exchange, approximately $51.3 million aggregate principal amount of the 2014 Notes remain outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

See Footnote 4. Convertible Notes for the accounting treatment of the transaction and additional information about the exchange.

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers ("Topic 606"). Topic 606 and its related amendments supersede Revenue Recognition (Topic 605), issued in June 2010, and provide principles for recognizing revenue for goods and services in a manner consistent with the transfer of control of those goods and services to the customer.

We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to those contracts with unrecognized revenue on the adoption date. We recognized the effect of applying the new revenue standard by recording a cumulative catch-up adjustment that reduced the accumulated deficit component of stockholders’ equity by $0.4 million, and increased current assets by  $0.2 million and non-current assets by $0.2 million. The adjustment capitalized certain sales commission costs that were incurred to obtain instrument service contracts. Under Topic 605, we accounted for these incremental contract acquisition costs by recognizing them as expense at the point the contract was awarded. Under Topic 606, the costs are capitalized and amortized to expense over the life of the contract, which is generally one to three years. The comparative information for periods prior to January 1, 2018, has not been restated and continues to be reported in accordance with Topic 605.

The following table summarizes the cumulative effect of adopting Topic 606 on amounts previously reported in our consolidated balance sheet at December 31, 2017 (in thousands):

	Balance at December 31, 2017	Topic 606 Transition Adjustments	Balance at January 1, 2018
Prepaid expenses and other current assets	$1,528	$153	$1,681
Total current assets	$94,801	$153	$94,954
Other non-current assets	$7,541	$205	$7,746
Total assets	$287,351	$358	$287,709
Accumulated deficit	$(500,196)	$358	$(499,838)
Total stockholders' equity	$30,935	$358	$31,293
Total liabilities and stockholders' equity	$287,351	$358	$287,709

The following table summarizes the impacts on our condensed consolidated statements of operations of adopting Topic 606 compared to Topic 605 for the three months ended March 31, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
	Three Months Ended March 31, 2018
Selling, general and administrative	$18,805	$18,838	$(33)
Total costs and expenses	$37,881	$37,914	$(33)
Loss from operations	$(12,633)	$(12,666)	$33
Loss before income taxes	$(14,430)	$(14,463)	$33
Net loss	$(13,247)	$(13,280)	$33

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impacts on our condensed consolidated balance sheets of adopting Topic 606 compared to Topic 605 at March 31, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
	March 31, 2018
Prepaid expenses and other current assets	$2,227	$2,058	$169
Total current assets	$81,001	$80,832	$169
Other non-current assets	$7,360	$7,138	$222
Total assets	$269,702	$269,311	$391
Stockholders' equity	$48,574	$48,183	$391
Total liabilities and stockholders' equity	$269,702	$269,311	$391

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues and their presentation within the statement of cash flows. We adopted this ASU in the first quarter of 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. We adopted this ASU in the first quarter of 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting under this ASU is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU will be effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends the reporting of comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act was enacted in December 2017 and reduced the U.S federal corporate income tax rate and made other changes to U.S. federal tax law. ASU 2018-02 will be effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Revenue

We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, including IFCs, assays and reagents. Service revenue is derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services.

Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities.

We recognize revenue based on the amount of consideration we expect to receive in exchange for the goods and services we transfer to the customer. Our commercial arrangements typically include multiple distinct products and services, and we allocate revenue to these performance obligations based on their relative standalone selling prices. Standalone selling prices ("SSP") are generally determined using observable data from recent transactions. In cases where sufficient data is not available, we estimate a product’s SSP using a cost plus a margin approach or by applying a discount to the product’s list price.

Product Revenue

We recognize product revenue at the point in time when control of the goods passes to the customer and we have an enforceable right to payment. This generally occurs either when the product is shipped from one of our facilities or when it arrives at the customer’s facility, based on the contractual terms.

Customers generally do not have a unilateral right to return products after delivery. Instruments are sold with an assurance-type warranty and the estimated cost of the warranty is recognized as expense at the point when revenue is recognized. Invoices are generally issued at shipment and become due in 30 to 60 days.

We sometimes perform shipping and handling activities after control of the product passes to the customer. We have made an accounting policy election to account for these activities as product fulfillment activities rather than as separate performance obligations.

Service Revenue

We recognize revenue from repairs, installation, training and other specialized product support services at the point in time the work is completed. Installation and training services are generally billed in advance of service. Repairs and other services are generally billed at the point the work is completed.

Revenue associated with instrument service contracts is recognized ratably over the life of the agreement, which is generally one to three years. We believe this time-elapsed approach is appropriate for service contracts because we provide services on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments made in advance of service are reported on our consolidated balance sheet as deferred revenue.

Performance Obligations

At December 31, 2017, and March 31, 2018, we reported $15.2 million and $16.0 million, respectively, of deferred revenue  on our condensed consolidated balance sheet. During the three months ended March 31, 2018, $3.1 million of the opening balance was recognized as revenue and $3.9 million of net additional advance payments were received from customers, primarily associated with our mass cytometry instruments.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at March 31, 2018 (in thousands):

Fiscal Year	Expected Revenue (1)
2018 (remainder of the year)	$7,583
2019	5,603
2020	2,612
Thereafter	1,774
Total	$17,572
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that not reflected in our consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be cancelled in advance without penalty.

We apply the practical expedient that permits us to not disclose information about unsatisfied performance obligations that are expected to be delivered within one year.

Contract Costs

Incremental sales commission costs incurred to obtain instrument service contracts are capitalized and amortized to selling, general and administrative expense over the life of the contract, which is generally one to three years. As a practical expedient, we expense sales commissions associated with product support services that are delivered in less than one year as they are incurred. Sales commissions associated with the sale of products are expensed as they are incurred.

We reported $0.4 million of capitalized commission costs from instrument service contracts as of January 1, 2018, and March 31, 2018, respectively. Additional costs capitalized during the three months ended March 31, 2018, net of amortization, was not material.

Significant Judgments

Applying the revenue recognition practices discussed above often requires significant judgment. Assessing collectability requires us to determine if the customer has the ability and intent to make payments. This requires a comprehensive review of all relevant facts, including the customer’s historical practices and current financial condition. Estimating the amount of our future warranty obligations requires judgment. If warranty claims or the cost of servicing our products under warranty exceed our estimates, our cost of revenues could be adversely affected in future periods. Judgment is required when identifying performance obligations, estimating SSP and allocating purchasing consideration in multi-element arrangements. Moreover, significant judgment is required when interpreting commercial terms and determining when control of goods and services passes to the customer. Any material changes created by errors in judgment could have a material effect on our operating results and overall financial condition.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Disaggregation of Revenues

The following table disaggregates our revenue for the three months ended March 31, 2018, and 2017, respectively, by geographic area and by products and services (in thousands):

	March 31		Year Over Year Change
	2018	2017
Geographic Markets:
United States	$10,116	$11,831	$(1,715)
Europe	8,473	7,636	837
Asia Pacific	5,941	4,987	954
Other	718	1,079	(361)
Total revenue	$25,248	$25,533	$(285)

Products and Services:
Instruments	$7,520	$10,737	$(3,217)
Consumables	12,957	10,570	2,387
Product revenue	20,477	21,307	(830)
Services	4,771	4,167	604
License	—	59	(59)
Total revenue	$25,248	$25,533	$(285)

4. Convertible Notes

2014 Senior Convertible Notes (2014 Notes)

On February 4, 2014, we closed an underwritten public offering of  $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes), pursuant to an underwriting agreement, dated January 29, 2014. The 2014 Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2014 Notes will accrue from February 4, 2014. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. The initial conversion rate of the 2014 Notes is 17.8750 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of 2014 Notes (which is equivalent to an initial conversion price of approximately $55.94 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including upon a conversion in connection with a fundamental change, as defined in the indenture governing the 2014 Notes or, subject to certain conditions, redemption of the 2014 Notes by the Company. Holders may surrender their 2014 Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018 and prior to February 6, 2021, we may redeem any or all of the 2014 Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the 2014 Notes in cash without any such condition. The redemption price of the 2014 Notes will equal 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the indenture governing the 2014 Notes, holders may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds.

2018 Senior Convertible Notes (2018 Notes)

In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

exchange approximately $150.0 million in aggregate principal amount of the 2014 Notes for new convertible notes (the "2018 Notes"). As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value will be amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date, of February 6, 2023.

We accounted for the exchange transaction as an extinguishment of debt due to the significance of the change in value of the embedded conversion option, resulting in a $0.1 million gain. The gain on extinguishment of debt was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2018 Notes) and the net carrying value of the 2014 Notes exchanged net of unamortized debt discount and debt issuance cost write-offs.

The 2018 Notes accrue interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2018 Notes will accrue from February 1, 2018. The 2018 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes is 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Any time prior to the maturity of the 2018 Notes, we may convert the 2018 Notes, in whole but not in part, into cash, shares of our common stock, or combination thereof, if the closing price of our common stock equals or exceeds 110% of the conversion price then in effect for a specified number of days ("Issuer’s Conversion Option"). On or after February 6, 2022, we may elect to redeem all or any portion of the 2018 Notes at a redemption price equal to 100% of the accreted principal amount of the 2018 Notes on the redemption date of the 2018 Notes, plus accrued and unpaid interest.

Holders of the 2018 Notes have the right, at their option, to require us to purchase all or a portion of the 2018 Notes (i) on February 6, 2023, February 6, 2026 and February 6, 2029 or (ii) in the event of a fundamental change, as defined in the indenture governing the 2018 Notes, in each case, at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes on the fundamental change repurchase date, plus accrued and unpaid interest. Holders who convert their 2018 Notes voluntarily prior to our exercise of the Issuer's Conversion Option or in connection with a make-whole fundamental change prior to February 6, 2023 are entitled, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes.

As the 2018 Notes are convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million, which was recorded in additional paid-in-capital and reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes will be amortized over the expected term of the 2018 Notes, using the effective interest method through the first note holder put date, of February 6, 2023.

Offering-related costs for the 2018 Notes were approximately $2.8 million, and are expected to be paid in the second quarter of 2018. Offering-related costs of $2.2 million were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2018 Notes, and will be amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023. Offering-related costs of $0.6 million were accounted for as equity issuance costs, recorded as an offset to additional paid-in capital, and are not subject to amortization. Offering-related costs were allocated between debt and equity in the same proportion as the allocation of the 2018 Notes between debt and equity.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The carrying values of the components of the 2014 Notes and the 2018 Notes are as follows (in thousands):

	March 31, 2018	December 31, 2017
2.75% 2014 Notes due 2034
Principal amount	$51,250	$201,250
Unamortized debt discount	(1,270)	(5,087)
Unamortized debt issuance cost	(313)	(925)
	49,667	195,238
2.75% 2018 Notes due 2034
Principal amount	$150,000	—
Premium accretion of 2018 Notes	221	—
Unamortized debt discount	(33,540)	—
Unamortized debt issuance cost	(2,192)	—
	114,489	—
	$164,156	$195,238

5. Fair Value Measurements

Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	March 31, 2018
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$13,100	$—	$—	$13,100	$13,100	$—
Available-for-sale:
Level I:
Money market funds	7,190	—	—	7,190	7,190	—
U.S. treasury securities	499	—	—	499	—	499
Subtotal	7,689	—	—	7,689	7,190	499
Level II:
U.S. government and agency securities	26,465	1	(1)	26,465	21,682	4,783
Total	$47,254	$1	$(1)	$47,254	$41,972	$5,282

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$20,129	$—	$—	$20,129	$20,129	$—
Available-for-sale:
Level I:
Money market funds	16,142	—	—	16,142	16,142	—
U.S. treasury securities	497			497		497
Subtotal	16,639	—	—	16,639	16,142	497
Level II:
U.S. government and agency securities	26,369	—	(1)	26,368	21,785	4,583
Total	$63,137	$—	$(1)	$63,136	$58,056	$5,080

There were no transfers between Level I and Level II measurements during the three months ended March 31, 2018, and 2017, and there were no changes in the valuation techniques used.

The contractual maturity periods of $5.3 million of our marketable debt securities are within one year from March 31, 2018.

Convertible Notes

The estimated fair value of the 2014 Notes is based on a market approach. The estimated fair value was approximately $43.1 million  and  $166.2 million (par value $51.3 million and $201.3 million) as of March 31, 2018, and December 31, 2017, respectively, and represents a Level II valuation.

The estimated fair value of the 2018 Notes is based on a market approach. The estimated fair value was approximately  $136.6 million (par value $150.0 million) as of March 31, 2018.

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

6. Intangible Assets, net

Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net were as follows (in thousands):

	March 31, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(46,200)	$65,800	10.0 years
Patents and licenses	11,274	(6,023)	5,251	7.8 years
Total intangible assets, net	$123,274	$(52,223)	$71,051

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(43,400)	$68,600	10.0 years
Patents and licenses	11,274	(5,721)	5,553	7.8 years
Total intangible assets, net	$123,274	$(49,121)	$74,153

In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization for the three months ended March 31, 2018, and 2017 was $2.8 million for both periods.

Based on the carrying value of intangible assets, net as of March 31, 2018, the annual amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2018 (remainder of the year)	$9,234
2019	12,242
2020	12,241
2021	12,087
2022	12,004
Thereafter	13,243
$71,051

7. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$7,541	$7,566
Work-in-process	847	929
Finished goods	6,865	6,593
Total inventories, net	$15,253	$15,088

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer equipment and software	$4,133	$4,179
Laboratory and manufacturing equipment	20,002	20,069
Leasehold improvements	7,749	7,799
Office furniture and fixtures	1,873	1,892
Property and equipment, gross	33,757	33,939
Less accumulated depreciation and amortization	(22,373)	(21,646)
Construction-in-progress	49	8
Property and equipment, net	$11,433	$12,301

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Warranty
We accrue for estimated warranty obligations once revenue is recognized. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, as well as historical and anticipated warranty claim experience. Activity for our warranty accrual for the three months ended March 31, 2018, and 2017, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$699	$1,023
Accrual for current period warranties	337	168
Warranty costs incurred	(445)	(327)
Ending balance	$591	$864

8. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through March 2026. We lease office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three months ended March 31, 2018, and 2017 was $1.2 million and $1.6 million, respectively.

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of March 31, 2018, are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income	Net Operating Leases
2018 (remainder of the year)	$3,194	$(899)	$2,295
2019	4,219	(1,233)	2,986
2020	2,197	(465)	1,732
2021	1,276	—	1,276
2022	867	—	867
Thereafter	1,894	—	1,894
Total	$13,647	$(2,597)	$11,050

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

We incurred indemnification expenses between October 2015 and the third quarter of 2017 to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. In December, 2015, Thermo filed a complaint in the Circuit Court

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while such individual was still an employee of Thermo. In November, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement of $3.0 million and received a related insurance recovery payment of $1.0 million.

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

9. Stock-Based Compensation

We recognized stock-based compensation expense of $1.7 million and $2.4 million during the three months ended March 31, 2018, and 2017 respectively. As of March 31, 2018, we had $4.2 million,  $7.3 million, and $1.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock units, and performance stock units, respectively, which are expected to be recognized over a weighted average period of 3.0 years,  2.5 years, and  3.0 years, respectively.

Equity Incentive Plans (Excluding Stock Option Exchange Program)

During the three months ended March 31, 2018, we granted certain employees options to purchase 292,000 shares of common stock. The options granted during the three months ended March 31, 2018 had a weighted average exercise price of  $6.33  per share and a total grant date fair value of $1.1 million.

During the three months ended March 31, 2018, we granted certain employees 84,288 restricted stock units. The restricted stock unit awards granted during the three months ended March 31, 2018 had fair market values ranging from $6.30 to $7.81 per unit and a total grant date fair value of $0.6 million.

During the three months ended March 31, 2018, we granted certain executive officers  167,000 performance stock units. The performance stock unit awards granted during the three months ended March 31, 2018 had a grant date fair value of $10.09 per unit and a total grant date fair value of  $1.7 million.

The expenses relating to these options and restricted stock units will be recognized over their respective four-year vesting periods. The expenses relating to these performance stock units will be recognized over their three-year vesting periods.

2018 Performance Stock Units

During the three months ended March 31, 2018, we granted 167,000 performance stock units to certain executive officers and senior level employees. The number of performance stock units ultimately earned is calculated based on the Total Shareholder Return ("TSR") of our common stock as compared to the TSR of a defined group of peer companies during the performance period from January 1, 2018, to December 31, 2020. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to  200% of the number of units granted.

Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition should be reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date with a fair value of  $10.09 per unit.

Stock Option Exchange Program

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

2017 Employee Stock Purchase Plan

In August 2017, our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP). Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP has a  six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to  10% of their compensation and may not purchase more than $25,000 of stock for any calendar year. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period. Our first ESPP offering period began on October 1, 2017, with a shorter offering period ending on November 30, 2017. Our current offering period began on November 30, 2017, and will end on May 31, 2018.

2016 Performance-based Stock Options and Restricted Stock Units

In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a “performance award”), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. We recognize stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. During the three months ended March 31, 2018, it was determined that the requisite performance criteria had not been achieved. We did not recognize any expense related to these performance awards in 2018, 2017, or 2016.

10. Income Taxes

The benefit for income taxes for the periods presented differs from the  21% and the 35% U.S. Federal statutory rate, for the three months ended March 31, 2018, and 2017, respectively, primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax benefit of $1.2 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations.

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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act introduced a broad range of tax

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% (effective for tax years including or commencing on January 1, 2018), one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low-Taxed Income ("GILTI"), deduction for Foreign-Derived Intangible Income ("FDII"), repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision and the limitation on the deductibility of executive compensation.

At March 31, 2018, we continued to analyze the applicable provisions (as described above) of the Tax Act to determine if there would be any material impact to the Company. Based upon the 2018 forecast domestic loss, the exclusion of U.S. ordinary loss from the overall computation of the estimated annual effective tax rate, and the full valuation allowance against U.S. federal and state deferred tax assets, there is no significant impact from the Tax Act provisions as of March 31, 2018. We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act which could impact the determination of the net deferred taxes subject to the re-measurement and the related impact to the assessment of valuation allowance. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, as well as changes to the forecast or other additional analysis may cause the final impact from the Tax Act to differ materially from the provisional amounts recorded. We will continue to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of 2018.

11. Information about Geographic Areas

We operate in one reporting segment that develops, manufactures, and commercializes tools for life sciences research. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.

The following table presents the total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$10,116	$11,831
Europe	8,473	7,636
Asia-Pacific	5,941	4,987
Other	718	1,079
Total revenue	$25,248	$25,533

No individual customer represented more than 10% of our total revenues for the three months ended March 31, 2018, and 2017.

Sales to customers in China represented 13%  or $3.3 million and 10%  or $2.4 million of our total revenue for the three months ended March 31, 2018, and 2017, respectively. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three months ended March 31, 2018, and 2017.

12. Shareholders' Equity

Tax Benefit Preservation Plan

In November 2016, our board of directors approved a tax benefit preservation plan, or Tax Benefit Preservation Plan, in an effort to protect our tax benefits during the effective period of the tax benefit preservation plan. Under the Tax Benefit Preservation Plan, we issued preferred share purchase rights to holders of our common stock. In August 2017, the Tax Benefit Preservation Plan expired and all of the preferred share purchase rights distributed to the holders of our common stock pursuant to the tax plan also expired.

At-The-Market Offering

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In August 2017, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock having aggregate sales proceeds of up to $30 million, from time to time, through an “at-the-market” equity offering program under which Cowen would act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made.

Under the Sales Agreement, in August 2017, we sold 9,090,909 shares of our common stock, $0.001 par value per share, through Cowen acting as our agent, for aggregate gross proceeds of $30.0 million. Our aggregate net proceeds from such sales were approximately $28.8 million, after deducting related expenses, including commissions to Cowen of approximately $0.7 million and issuance costs of approximately $0.5 million. These sales exhausted the shares that were available for sale under the Sales Agreement.

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

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “Cell-ID,” “CyTOF,” “D3,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “EQ,” “FC1,” “Flex Six,” “Helios,” “High-Precision 96.96 Genotyping,” "Hyperion," "Imaging Mass Cytometry," "IMC," “Juno,” “Maxpar,” “MCD,” “MSL,” “Nanoflex,” “Open App,” “Polaris,” “qdPCR 37K,” “Script Builder,” “Script Hub,” “Singular,” “SNP Trace” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

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

We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore, Canada, and South San Francisco, California. Our facility in

Singapore manufactures our genomics instruments, several of which are assembled at facilities of our contract manufacturers in Singapore, with testing and calibration of the assembled products performed at our Singapore facility. All our IFCs for commercial sale and some IFCs for our research and development purposes also are fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in the United States.

Our total revenue for the three months ended March 31, 2018, was $25.2 million, compared to $25.5 million for the three months ended March 31, 2017. Our total revenue for the twelve months ended December 31, was $101.9 million in 2017, $104.4 million in 2016, and $114.7 million in 2015. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2018, our accumulated deficit was $513.1 million.

In August 2017, we sold 9,090,909 shares of our common stock through an “at-the-market” equity offering program, for  aggregate net proceeds of approximately $28.8 million.

Recent Developments

In February 2014, we closed an underwritten public offering of $201.3 million in aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, which we refer to as our “2014 Notes.” In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange approximately $150.0 million in aggregate principal amount of the 2014 Notes for approximately $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034, which we refer to as our "2018 Notes," and collectively with the 2014 Notes, the "Notes". Following the exchange transactions, approximately $51.3 million in aggregate principal amount of 2014 Notes remained outstanding. Our board of directors determined that the private exchange transactions were in the best interest of the company and our stockholders following substantial review with management and our financial advisors concerning the amount of our outstanding indebtedness relative to the market capitalization of our common stock and, in particular, obligations under the indenture for the 2014 Notes that could require us to repurchase the 2014 Notes beginning in 2021 at a repurchase price equal to the aggregate principal amount of the 2014 Notes (approximately $201.3 million prior to the exchange). The principal differences between the 2014 Notes and the 2018 Notes are the following:

  The date on which we may be first required to repurchase the 2018 Notes has been extended to February 2023, compared to February 2021 under the 2014 Notes. In addition, while the applicable cash repurchase price for the 2014 Notes is 100% of the outstanding principal amount, the cash repurchase price for the 2018 Notes is based on a formula that would result in the 2018 Notes being redeemed for up to an amount equal to 120% of the original principal amount, plus, in each case, accrued and unpaid interest.
  The initial conversion price under the 2018 Notes is approximately $7.88, as compared to approximately $55.94 under the 2014 Notes. As a result, each of the outstanding 2018 Notes is initially convertible into 126.9438 shares of our common stock per $1,000 principal amount, while the 2014 Notes are initially convertible into 17.8750 shares of our common stock per $1,000 principal amount.
  Under the supplemental indenture for the 2018 Notes, we may at any time cause the then-outstanding 2018 Notes to be converted into shares of our common stock at the then-applicable 2018 Exchange Note conversion price if the volume weighted average price of our common stock is at least 110% of the applicable 2018 Exchange Note conversion price on each applicable trading day over a period specified in the supplement indenture for the 2018 Notes.  Under the indenture for the 2014 Notes, we may only redeem the 2014 Notes for cash under certain circumstances during the period from February 6, 2018, through February 6, 2021.
  Under certain circumstances such as a “fundamental change” (as defined in the applicable indenture) that occurs prior to (i) February 6, 2021, in the case of the 2014 Notes and (ii) February 6, 2023, in the case of the 2018 Notes, holders of the Notes are entitled to a “make-whole” premium that will result in an increase in the applicable conversion rate. Under the terms of the 2018 Notes (but not the 2014 Notes), holders will be entitled to receive additional shares reflecting the economic equivalent of approximately two years of additional coupon payments, subject to certain limitations, in connection with a voluntary conversion by the noteholder prior to our exercise of our early conversion option.

The foregoing summaries of the 2014 Notes, the 2018 Notes, and the recently completed exchange transactions are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the Securities and Exchange Commission with respect to the 2018 Notes and the exchange, and investors should refer to the text of the Second Supplemental Indenture, dated March 6, 2018, between the Company and U.S. Bank National Association and the Form of Global Note included in the Second Supplemental Indenture, which are incorporated by reference as Exhibits 4.6 and 4.7, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017. With respect to the 2014 Notes, of which approximately $51.3 million in aggregate principal amount remains outstanding, investors should refer to the text of the Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank

National Association, the First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, and the Form of Global Note included in the First Supplemental Indenture which are incorporated by reference as Exhibits 4.2, 4.3 and 4.4, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest expense related to the 2014 Notes and 2018 Notes, collectively, the ("Convertible Notes") was approximately $1.9 million and $1.5 million during the three months ended March 31, 2018, and 2017, respectively. Approximately, $2.8 million of interest under the 2014 Notes was payable and paid, for each of the three months ended March 31, 2018, and 2017. The effective interest rate on the 2014 Notes and the 2018 Notes is approximately 3.0% and 12.3%, respectively.

As of March 31, 2018, the net carrying values of the embedded conversion option, recorded in additional paid-in-capital, and the liability component of the 2018 Notes, recorded in convertible notes, were $28.7 million and $114.5 million respectively.
There are $0.3 million of deferred debt issuance costs and $1.3 million of debt discount from the remaining 2014 Notes which continue to be deferred. The net carrying value of the 2014 Notes is $49.7 million as of March 31, 2018.

See Footnote 4. Convertible Notes for additional information.

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

Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2018, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2018, and 2017, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended March 31,
	2018		2017
Revenue:
Total revenue	$25,248	100%	$25,533	100%
Costs and expenses:
Cost of product revenue	10,222	40	10,851	42
Cost of service revenue	1,598	6	1,118	4
Research and development	7,256	29	8,524	33
Selling, general and administrative	18,805	74	22,576	88
Total costs and expenses	37,881	150	43,069	169
Loss from operations	(12,633)	(50)	(17,536)	(69)
Interest expense	(1,889)	(7)	(1,455)	(6)
Other income (expense), net	92	—	9	—
Loss before income taxes	(14,430)	(57)	(18,982)	(74)
Benefit from income taxes	1,183	5	1,780	7
Net loss	$(13,247)	(52)%	$(17,202)	(67)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our high-throughput genomics, single-cell genomics and mass cytometry instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We also receive revenue from our license agreements with third parties. The following table presents our revenue by source for the three months ended March 31, 2018, and 2017 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2018	2017
Revenue:
Instruments	$7,520	$10,737	(30)%
Consumables	12,957	10,570	23
Product revenue	20,477	21,307	(4)
Service revenue	4,771	4,167	14
License revenue	—	59	(100)
Total revenue	$25,248	$25,533	(1)%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three months ended March 31, 2018, and 2017 (in thousands):

	Three Months Ended March 31,				Year-Over-Year Change
	2018		2017
United States	$10,116	40%	$11,831	46%	(14)%
Europe	8,473	34	7,636	30	11
Asia-Pacific	5,941	24	4,987	20	19
Other	718	3	1,079	4	(33)
Total	$25,248	100%	$25,533	100%	(1)%

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Total revenue from our five largest customers comprised 19% and 18% of our total revenue for the three months ended March 31, 2018, and 2017, respectively.

Total Revenue

Total revenue decreased by $0.3 million, or 1%, to $25.2 million for the three months ended March 31, 2018, compared to $25.5 million for the three months ended March 31, 2017, due to lower product revenue primarily from our mass cytometry products. Revenues in Europe and Asia-Pacific increased by $0.8 million and $1.0 million, or 11% and 19%, respectively, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increases in Europe and Asia-Pacific were primarily driven by high-throughput genomics product sales, partially offset by sales of our mass cytometry instruments. Revenue in the Other area decreased by $0.4 million, or 33%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to decreases in mass cytometry product sales. Revenue in the United States decreased by $1.7 million, or 14%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was mainly attributable to lower mass cytometry product sales.

Product Revenue

Product revenue decreased by $0.8 million, or 4%, to $20.5 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Instrument revenue decreased by $3.2 million, or 30%, to $7.5 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily due to lower unit sales of our mass cytometry instruments, partially offset by higher unit sales of our genomics instruments. Consumables revenue increased by $2.4 million, or 23%, to $13.0 million, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was primarily attributable to increased unit sales of mass cytometry reagents and high-throughput genomics IFCs, partially offset by decreased unit sales of single-cell genomics.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $0.6 million to $4.8 million for the three months ended March 31, 2018, compared to $4.2 million for the three months ended March 31, 2017. The increase was mainly driven by an increase in instruments under post-warranty service contracts due to growth in our instrument installed base, particularly mass cytometry instruments. Revenue from post-warranty service contracts generally lags our instruments revenue by one year. Other fee-for-service offerings, including training, installation, labor and preventive maintenance, were relatively flat for the three months ended March 31, 2018, compared to the same period of 2017.

License Revenue

All license revenue is generated in the United States. We had no license revenue for the three months ended March 31, 2018.

Costs of Product and Service Revenue

The following table presents our costs of product and service revenue and product and service margins for the three months ended March 31, 2018, and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of product revenue	$10,222	$10,851
Product margin	50%	49%
Cost of service revenue	$1,598	$1,118
Service margin	67%	73%

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

Cost of product revenue decreased by $0.6 million, or 6%, to $10.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Overall cost of product revenue as a percentage of related revenue was 50% and 51% for the three months ended March 31, 2018, and 2017, respectively. Product margin increased by one percentage point compared to the same period in 2017, primarily due to decreased genomics unit product costs from increased production volumes, partially offset by fixed amortization of developed technology over lower revenues.

Cost of service revenue increased by $0.5 million, or 43%, to $1.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Overall cost of service revenue as a percentage of related revenue was 33% and 27% for the three months ended March 31, 2018, and 2017, respectively. Service margins decreased five percentage points during the three months ended March 31, 2018, compared to the same period in 2017, primarily driven by increased labor and material costs.

Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2018, and 2017 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2018	2017
Research and development	$7,256	$8,524	(15)%
Selling, general and administrative	18,805	22,576	(17)
Total	$26,061	$31,100	(16)%

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

Research and development expense decreased by $1.3 million, or 15%, to $7.3 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily attributable to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $1.2 million for the three-month period ended March 31, 2018.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense decreased $3.8 million, or 17%, to $18.8 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This decrease was primarily due to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $2.8 million, and infrastructure and facilities savings of $0.8 million.

Interest Expense and Other (Income) Expense, Net

The following table presents these items for the three months ended March 31, 2018, and 2017 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2018	2017
Interest expense	$1,889	$1,455	30%
Other (income) expense, net	(92)	(9)	922
Total	$1,797	$1,446	24%

In February 2014, we issued $201.3 million aggregate principal amount of our 2.75% 2014 Notes due 2034. The 2014 Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes.

In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange approximately $150.0 million in aggregate principal amount of the 2014 Notes. The 2018 Notes accrue interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2018 Notes will accrue from February 1, 2018. The 2018 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2018 Notes.

Interest expense was $1.9 million for the three months ended March 31, 2018, and $1.5 million for the three months ended March 31, 2017. The increase in interest expense during the three months ended March 31, 2018, was due to additional amortization of the debt discount, debt issuance costs, and premium accretion associated with the 2018 Notes. We expect our interest expense to increase by approximately $2.5 million in the second quarter primarily due to the additional debt discount amortization, debt issuance cost amortization, and premium accretion associated with the 2018 Notes.

Other income decreased by $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, mainly due to the net effects of foreign exchange rate changes during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Benefit from Income Taxes

We recorded a tax benefit of $1.2 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. The tax benefit for the three months ended March 31, 2018 and 2017 was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations. The decrease in benefit from income taxes for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was mainly driven by reduced losses from our Canadian operations.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, our principal sources of liquidity consisted of $42.0 million of cash and cash equivalents and $5.3 million of short-term investments. As of March 31, 2018, our working capital excluding deferred revenue was $57.9 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(16,176)	$(8,488)
Net cash (used in) provided by investing activities	(263)	17,500
Net cash (used in) provided by financing activities	(58)	3
Net (decrease) increase in cash and cash equivalents	(16,084)	9,052

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally. In the first quarter of 2017, we implemented efficiency and cost-savings initiatives and we expect these initiatives to reduce our operating expenses in 2018 compared to 2017.

Net cash used in operating activities for the three months ended March 31, 2018 was $16.2 million, and consisted of a net loss of $13.2 million, adjusted for non-cash adjustments of $6.5 million and net change in assets and liabilities of $9.4 million. Non-cash items included amortization of developed technology of $2.8 million, stock-based compensation expense of $1.7 million, depreciation and amortization of $2.0 million, and a gain from other non-cash items of $0.1 million. The net change in assets and liabilities included an increase in inventory of $0.5 million, an increase in other assets of $0.5 million, an increase in accounts payable of $1.0 million, an increase in deferred revenue of $0.7 million, and an increase in accounts receivable of $1.3 million, partially offset by a decrease in other liabilities of $8.8 million.

Net cash used in operating activities for the three months ended March 31, 2017, was $8.5 million, and consisted of a net loss of $17.2 million, adjusted for non-cash adjustments of $7.1 million, and a net change in assets and liabilities of $1.6 million. Non-cash items included stock-based compensation expense of $2.4 million, amortization of developed technology of $2.8 million, depreciation and amortization of $2.0 million, and a loss from other non-cash items of $0.1 million.  The net change in assets and liabilities was primarily driven by an increase in deferred revenue of $0.8 million, an increase in accounts payable of $0.2 million, an increase in other liabilities of $0.2 million, a decrease in inventory of $0.4 million, and a decrease in accounts receivable of $0.2 million, partially offset by an increase in other assets of $0.2 million.

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

Net cash used in investing activities was $0.3 million during the three months ended March 31, 2018. Net cash used in investing activities primarily consisted purchases of investments of $0.2 million and capital expenditures of $0.1 million.

Net cash provided by investing activities was $17.5 million during the three months ended March 31, 2017.  Net cash provided by investing activities primarily consisted of $19.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.2 million and capital expenditures of $0.7 million.

Net Cash Provided by Financing Activities

There were no significant financing activities for the three months ended March 31, 2018, or  March 31, 2017.

Capital Resources

At March 31, 2018, our working capital excluding deferred revenue was $57.9 million, which includes cash, cash equivalents, and short-term investments of $47.3 million.

On August 10, 2017, we sold $9.1 million shares of our common stock through an “at-the-market” equity offering program, for aggregate net proceeds of approximately $28.8 million. We plan to use the net proceeds from this offering for general corporate purposes and working capital.

As of March 31, 2018, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue certain securities from time to time in one or more offerings up to an aggregate offering price of $95 million, after subtracting our $30 million “at-the-market” equity offering program completed in 2017.

Each issuance under the shelf registration will require us to file a prospectus supplement identifying the amount and terms of the securities to be issued.

As discussed above under Recent Developments, during March 2018, we exchanged approximately $150.0 million in aggregate principal amount of our 2014 Notes for approximately $150.0 million in aggregate principal amount of our new 2018 Notes in a series of privately negotiated transactions with certain holders of our 2018 Notes. Following the exchanges, approximately $51.3 million aggregate principal amount of the 2014 Notes remain outstanding. See Footnote 4. Convertible Notes for additional information about the exchanges.

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

Due to our revenue decline in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives included targeted workforce reductions, optimizing our facilities, and reducing excess space. In 2017, we focused on right-sizing our workforce, facilities consolidation, vendor negotiation, and other operating expense reductions. Our operating expenses decreased by $21.3 million, or 16%, to $110.3 million for 2017 compared to $131.6 million for 2016.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 7 to the financial statements for our lease obligations.

Other than as disclosed above, there have been no material changes during the three months ended March 31, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For each of the three months ended March 31, 2018 and March 31, 2017 our foreign currency loss was $0.1 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $42.0 million at March 31, 2018. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. We had $5.3 million in investments at March 31, 2018, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from March 31, 2018. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each fiscal year since our inception, including net losses of $13.2 million during the three months ended March 31, 2018, and net losses of $60.5 million and $76.0 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018, we had an accumulated deficit of $513.1 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future revenue growth.

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

We have significant outstanding convertible debt, and may be required to repay, refinance or restructure a portion of such debt before 2021. In February 2014, we issued $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes), pursuant to an underwriting agreement, dated January 29, 2014. In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange approximately $150.0 million in aggregate principal amount of the 2014 Notes for new convertible notes (the 2018 Notes). Following the exchange, approximately $51.3 million aggregate principal amount of the 2014 Notes remain outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes (collectively, the Convertible Notes). The Convertible Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Convertible Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the respective Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders of the 2018 Notes may require us to repurchase all or a portion of their 2018 Notes on each of February 6, 2023, February 6, 2026, and February 6, 2029 at a repurchase price in cash equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of each of the applicable series of Notes, (i) holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014

Notes plus accrued and unpaid interest and (ii) holders of the 2018 Notes may require us to repurchase the 2018 Notes in whole or in part for cash at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes and the 2018 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.

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

If our products contain defects, we may experience:

  a failure to achieve market acceptance or expansion of our product sales;

  loss of customer orders and delay in order fulfillment;

  damage to our brand reputation;

  increased cost of our warranty program due to product repair or replacement;

  product recalls or replacements;

  inability to attract new customers;

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

  changes in economic conditions;

  natural disasters;

  changes in government programs that provide funding to research institutions and companies;

  changes in the regulatory environment affecting life science and Ag-Bio companies engaged in research and commercial activities;

  differences in budget cycles across various geographies and industries;

  market-driven pressures on companies to consolidate operations and reduce costs;

  mergers and acquisitions in the life science and Ag-Bio industries; and

  other factors affecting research and development spending.

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

During the three months ended March 31, 2018, and 2017, and the years ended December 31, 2017, and 2016, approximately 54%, 54%, 55% and 49%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

  export or import restrictions;

  laws and business practices favoring local companies;

  longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

  unstable economic, political, and regulatory conditions;

  potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;

  difficulties and costs of staffing and managing foreign operations; and

  difficulties protecting or procuring intellectual property rights.

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, we experienced foreign currency gain of $0.1 million during the three months ended March 31, 2018, and losses of $0.1 million and $1.5 million during the years ended December 31, 2017 and 2016, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

  we may be subject to increased component or assembly costs;

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

As of March 31, 2018, we had approximately $175.2 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and approximately $71.1 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

  expanding the commercialization of our products;

  funding our operations;

  furthering our research and development; and

  acquiring other businesses or assets and licensing technologies.

Our future funding requirements will depend on many factors, including:

  market acceptance of our products;

  the cost of our research and development activities;

  the cost of filing and prosecuting patent applications;

  the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

  the cost and timing of regulatory clearances or approvals, if any;

  the cost and timing of establishing additional sales, marketing, and distribution capabilities;

  the cost and timing of establishing additional technical support capabilities;

  the effectiveness of our recent efficiency and cost-savings initiatives;

  the effect of competing technological and market developments; and

  the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

  diversion of our management’s attention from normal daily operation of our business;

  our inability to maintain the key business relationships and the reputations of the businesses we acquire;

  our inability to retain key personnel of the acquired company;

  uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

  our dependence on unfamiliar affiliates and customers of the companies we acquire;

  insufficient revenue to offset our increased expenses associated with acquisitions;

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

We believe that these tax benefits are a valuable asset for us. However, legislation commonly known as the 2017 Tax Cuts and Jobs Act includes a decrease in the U.S. federal corporate income tax rate from 35% to 21%, and our tax benefits were revalued at the newly enacted rate. We do not expect this to have a material impact on our financial statements because we currently maintain a full valuation allowance on our U.S. deferred tax assets; however, this reduction in the U.S. federal corporate income tax rate results in a corresponding reduction in the value of our tax benefits. On November 21, 2016, our board of directors approved a tax benefit preservation plan, or Tax Benefit Preservation Plan, in an effort to protect our tax benefits during the effective period of the tax benefit preservation plan. Our board of directors elected to let the Tax Benefit Preservation Plan expire in August 2017 based on its determination, in consultation with our management and tax advisors, that our NOLs were not at material risk of limitation based on an ownership change pursuant to Section 382. Our board of directors will continue to monitor our NOLs, however, and could elect to adopt a similar plan if it believes a potential risk exists that our NOLs could be limited. Any future tax benefit preservation plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.

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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms, and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2018, we had 38,908,283 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 64.7% of such shares and one stockholder beneficially owned 32.1% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 64.7% held by our top four stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.

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

  developments or disputes concerning our intellectual property or other proprietary rights;

  commencement of, or our involvement in, litigation;

  market conditions in the life science, Ag-Bio, and CRO sectors;

  failure to complete significant sales;

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

  provide that our directors may be removed only for cause;

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

Our outstanding 2014 Notes and 2018 Notes, which, collectively, we refer to as our “Notes”, rank:

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

In February 2014, we completed the offering of our 2014 Notes with an aggregate outstanding principal amount of $201.3 million. In March 2018, we completed an exchange of approximately $150.0 million in aggregate principal amount of our 2014 Notes for approximately $150.0 million in aggregate principal amount of our 2018 Notes, leaving approximately $51.3 million in aggregate principal amount of 2014 Notes outstanding. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranks senior in right of payment to Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit our subsidiaries from incurring additional liabilities.

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

Holders of the Notes have the right to require us to repurchase all or a portion of their Notes on certain dates or upon the occurrence of a fundamental change at a repurchase price equal to, for the 2014 Notes, 100% of the principal amount of the 2014 Notes to be repurchased or, for 2018 Notes, 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes to be repurchased, plus, in each case, accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor.

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

  limit our ability to incur additional indebtedness, including secured indebtedness;

  restrict our subsidiaries’ ability to issue securities that would be senior to our equity interests in our subsidiaries and therefore would be structurally senior to the Notes;

  restrict our ability to repurchase our securities;

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

 In the case of the 2014 Notes, if (i) a make-whole fundamental change occurs prior to February 6, 2021, or (ii) upon our issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for the 2014 Notes converted in connection with such events. In the case of the 2018 Notes, if (i) a make-whole fundamental change occurs prior to February 6, 2023, or (ii) upon voluntary conversion of the 2018 Notes prior to the issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for the 2018 Notes converted in connection with such events. The increase in the conversion rate for Notes converted in connection with such events may not adequately compensate noteholders for any lost value of the notes as a result of such transaction or redemption. In addition, if the price of our common stock in the transaction is greater than (i) $180.00 per share (in the case of the 2014 Notes) or (ii) $100 per share (in the case of the 2018 Notes) or (i) less than $39.96 per share (in the case of the 2014 Notes) or (ii) less than $2.00 per share (in the case of the 2018 Notes) (in each case, subject to adjustment), no additional shares will be added to the conversion rate for the applicable series of notes. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed (i) 25.0250 shares of common stock (in the case of the 2014 Notes) and (ii) 134.9730 shares of common stock (in the case of the 2018 Notes), in each case, subject to adjustment.

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

The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, a noteholder may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a noteholder's proportionate interest in us could be treated as a deemed taxable dividend to you. If (i) a make-whole fundamental change occurs prior to February 6, 2021 (in the case of the 2014 Notes) or (ii) prior to February 6, 2023 (in the case of the 2018 Notes) or (x) upon our issuance of a notice of provisional redemption (in the case of the 2014 Notes) or (y) upon voluntary conversion of the 2018 Exchange Notes prior to the issuance of a notice of provisional redemption (in the case of the 2018 Notes), under some circumstances, we will increase the conversion rate for Notes converted in connection with the make-whole fundamental change or provisional redemption. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Notes.

Any conversions of the Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.

Any conversion of some or all of the notes will dilute the ownership interests of our existing stockholders. The initial conversion price under the 2018 Notes is approximately $7.8775 as compared to approximately $55.94 under the 2014 Notes. As a result, each of the outstanding 2018 Notes is initially convertible into 126.9438 shares of our common stock per $1,000 principal amount while our outstanding 2014 Notes are initially convertible into 17.8750 shares of our common stock per $1,000 principal amount. Issuances of shares of common stock upon conversion of our Notes could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Item 5. Other Information.

        None.

Item 6. Exhibits.

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

4.1	Second Supplemental Indenture, dated as of March 6, 2018	8-K	4.2	3/6/2018

4.2	Form of Exchange Note (included in Exhibit 4.1)	8-K	4.3	3/6/2018

10.1*	Offer Letter to Chris Linthwaite, dated as of July 14, 2016	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
*Indicates a management contract or compensatory plan.

(1)	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLUIDIGM CORPORATION

Dated:	May 8, 2018
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	May 8, 2018
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer