Form 10-Q
period 2018-06-30
FLUIDIGM CORP
filed 2018-08-08
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2018, there were 39,163,532 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

1

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$39,424	$58,056
Short-term investments	996	5,080
Accounts receivable (net of allowances of $13 at June 30, 2018 and $391 at December 31, 2017)	16,874	15,049
Inventories	15,251	15,088
Prepaid expenses and other current assets	2,702	1,528
Total current assets	75,247	94,801
Property and equipment, net	10,424	12,301
Other non-current assets	6,324	7,541
Developed technology, net	63,000	68,600
Goodwill	104,108	104,108
Total assets	$259,103	$287,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,642	$4,211
Accrued compensation and related benefits	11,880	10,535
Other accrued liabilities	7,372	8,490
Deferred revenue, current	10,756	10,238
Total current liabilities	36,650	33,474
Convertible notes, net	166,758	195,238
Deferred tax liability, net	14,068	16,919
Deferred revenue, non-current	4,790	4,960
Other non-current liabilities	2,004	5,825
Total liabilities	224,270	256,416
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2018 and December 31, 2017; 39,155 and 38,787 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	39	39
Additional paid-in capital	564,623	531,666
Accumulated other comprehensive loss	(504)	(574)
Accumulated deficit	(529,325)	(500,196)
Total stockholders’ equity	34,833	30,935
Total liabilities and stockholders’ equity	$259,103	$287,351
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$21,777	$19,500	$42,254	$40,807
Service revenue	4,651	4,319	9,422	8,486
License revenue	—	93	—	152
Total revenue	26,428	23,912	51,676	49,445
Costs and expenses:
Cost of product revenue	11,160	10,794	21,382	21,644
Cost of service revenue	1,680	1,169	3,278	2,288
Research and development	7,386	7,461	14,642	15,986
Selling, general and administrative	18,987	20,975	37,792	43,551
Total costs and expenses	39,213	40,399	77,094	83,469
Loss from operations	(12,785)	(16,487)	(25,418)	(34,024)
Interest expense	(3,916)	(1,456)	(5,805)	(2,911)
Other income, net	256	183	348	193
Loss before income taxes	(16,445)	(17,760)	(30,875)	(36,742)
Income tax benefit	204	827	1,387	2,608
Net loss	$(16,241)	$(16,933)	$(29,488)	$(34,134)
Net loss per share, basic and diluted	$(0.42)	$(0.58)	$(0.76)	$(1.17)
Shares used in computing net loss per share, basic and diluted	39,003	29,344	38,930	29,292
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(16,241)	$(16,933)	$(29,488)	$(34,134)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	26	76	69	110
Net change in unrealized gain on investments	2	1	1	2
Other comprehensive income, net of tax	28	77	70	112
Comprehensive loss	$(16,213)	$(16,856)	$(29,418)	$(34,022)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(29,488)	$(34,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,015	4,088
Stock-based compensation expense	3,754	4,775
Amortization of developed technology	5,600	5,600
Other non-cash items	(41)	(417)
Changes in assets and liabilities:
Accounts receivable, net	(1,814)	921
Inventories	(571)	1,122
Prepaid expenses and other current assets	(1,016)	(2,169)
Other non-current assets	821	1,388
Accounts payable	2,445	248
Deferred revenue	368	(416)
Other current liabilities	99	4,879
Other non-current liabilities	(6,671)	(2,663)
Net cash used in operating activities	(20,499)	(16,778)
Investing activities
Purchases of investments	(1,451)	(1,452)
Proceeds from sales and maturities of investments	5,541	23,375
Purchases of property and equipment	(154)	(834)
Net cash provided by investing activities	3,936	21,089
Financing activities
Payment of debt issuance costs	(2,638)	—
Net proceeds from issuance of common stock	562	—
Proceeds from exercise of stock options	24	44
Payments for taxes related to net share settlement of equity awards	(100)	(90)
Net cash used in financing activities	(2,152)	(46)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	83	287
Net (decrease) / increase in cash and cash equivalents	(18,632)	4,552
Cash and cash equivalents at beginning of period	58,056	35,045
Cash and cash equivalents at end of period	$39,424	$39,597
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2018, and 2017 because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options, restricted stock units and performance awards	4,586	4,528	4,586	4,528
2018 Convertible Notes	19,036	—	19,036	—
2018 Convertible Notes potential make-whole shares at June 30, 2018	1,204	—	1,204	—
2014 Convertible Notes	916	3,598	916	3,598
Total	25,742	8,126	25,742	8,126

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018, are as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gain on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(575)	$1	$(574)
Other comprehensive income (loss)	43	(1)	42
Balance at March 31, 2018	(532)	—	(532)
Other comprehensive income	26	2	28
Balance at June 30, 2018	$(506)	$2	$(504)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and six months ended June 30, 2018.

Goodwill, Intangible Assets, and Other Long-lived Assets

Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.

We evaluate our finite-lived intangible assets and other long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected asset by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly.

Convertible Notes

In February 2014, we closed an underwritten public offering $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes).

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes remain outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes.

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

We adopted Topic 606 on January 1, 2018, using the modified retrospective method applied to those contracts with unrecognized revenue on the adoption date. We recognized the effect of applying the new revenue standard by recording a cumulative catch-up adjustment that reduced the accumulated deficit component of stockholders’ equity by $0.4 million and increased current assets by $0.2 million and non-current assets by $0.2 million. The adjustment capitalized certain sales commission costs that were incurred to obtain instrument service contracts. Under Topic 605, we accounted for these incremental contract acquisition costs by recognizing them as expense at the point the contract was awarded. Under Topic 606, the costs are capitalized and amortized to expense over the life of the contract, which is generally one to three years. The comparative information for periods prior to January 1, 2018, has not been restated and continues to be reported in accordance with Topic 605.

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

The following table summarizes the impacts on our condensed consolidated statements of operations of adopting Topic 606 compared to Topic 605 for the three and six months ended June 30, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change	As Reported	Balance Without Adoption of Topic 606	Effect of Change
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Selling, general and administrative	$18,987	$19,004	$(17)	$37,792	$37,842	$(50)
Total costs and expenses	$39,213	$39,230	$(17)	$77,094	$77,144	$(50)
Loss from operations	$(12,785)	$(12,802)	$17	$(25,418)	$(25,468)	$50
Loss before income taxes	$(16,445)	$(16,462)	$17	$(30,875)	$(30,925)	$50
Net loss	$(16,241)	$(16,258)	$17	$(29,488)	$(29,538)	$50

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impacts on our condensed consolidated balance sheets of adopting Topic 606 compared to Topic 605 at June 30, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
		June 30, 2018
Prepaid expenses and other current assets	$2,702	$2,532	$170
Total current assets	$75,247	$75,077	$170
Other non-current assets	$6,324	$6,086	$238
Total assets	$259,103	$258,695	$408
Stockholders' equity	$34,833	$34,425	$408
Total liabilities and stockholders' equity	$259,103	$258,695	$408

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting under this ASU is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends the reporting of comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The Tax Act was enacted in December 2017 and reduced the U.S federal corporate income tax rate and made other changes to U.S. federal tax law. ASU 2018-02 will be effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the accounting, transition, and disclosure requirements of the standard. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU allows SEC reporting companies to record provisional amounts in earnings for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the Tax Act. The Company recognized the estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 10 for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

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

Performance Obligations

We reported $15.2 million of deferred revenue on our December 31, 2017, consolidated balance sheet. During the three months ended June 30, 2018, $3.2 million of the opening balance was recognized as revenue and $2.8 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. During the six months ended June 30, 2018, $6.3 million of the opening balance was recognized as revenue and $6.6 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At June 30, 2018, we reported $15.5 million of deferred revenue.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at June 30, 2018 (in thousands):

Fiscal Year	Expected Revenue (1)
2018 (remainder of the year)	$5,494
2019	6,973
2020	3,302
Thereafter	1,323
Total	$17,092
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in our consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins without penalty.

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

We reported $0.4 million of capitalized commission costs from instrument service contracts on our December 31, 2017, and June 30, 2018, condensed consolidated balance sheets. Additional costs capitalized during the three and six months ended June 30, 2018, net of amortization, was not material.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Disaggregation of Revenues

The following table disaggregates our revenue for the three and six months ended June 30, 2018, and 2017, respectively, by geographic area and by products and services (in thousands):

	Three Months Ended June 30,		Year Over Year Change	Six Months Ended June 30,		Year Over Year Change
	2018	2017		2018	2017
Geographic Markets:
United States	$12,042	$11,674	$368	$22,158	$23,505	$(1,347)
Europe	9,109	7,748	1,361	17,582	15,384	2,198
Asia Pacific	4,799	3,866	933	10,740	8,853	1,887
Other	478	624	(146)	1,196	1,703	(507)
Total revenue	$26,428	$23,912	$2,516	$51,676	$49,445	$2,231

Products and Services:
Instruments	$10,421	$9,928	$493	$17,941	$20,665	$(2,724)
Consumables	11,356	9,572	1,784	24,313	20,142	4,171
Product revenue	21,777	19,500	2,277	42,254	40,807	1,447
Services	4,651	4,319	332	9,422	8,486	936
License	—	93	(93)	—	152	(152)
Total revenue	$26,428	$23,912	$2,516	$51,676	$49,445	$2,231

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

Holders may surrender their 2014 Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018, and prior to February 6, 2021, we may redeem any or all of the 2014 Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the 2014 Notes in cash without any such condition. The redemption price of the 2014 Notes will equal 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the indenture governing the 2014 Notes, holders may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2018 Senior Convertible Notes (2018 Notes)

In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for new convertible notes (the "2018 Notes"). As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value will be amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date, of February 6, 2023.

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

The 2018 Notes accrue interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2018 Notes will accrue from February 1, 2018. The 2018 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes is 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events. Those certain specified events include Holders who convert their 2018 Notes voluntarily prior to our exercise of the Issuer's Conversion Option or in connection with a make-whole fundamental change prior to February 6, 2023, are entitled, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes. Any time prior to the maturity of the 2018 Notes, we may convert the 2018 Notes, in whole but not in part, into cash, shares of our common stock, or combination thereof, if the closing price of our common stock equals or exceeds 110% of the conversion price then in effect for a specified number of days (Issuer’s Conversion Option). On or after February 6, 2022, we may elect to redeem all or any portion of the 2018 Notes at a redemption price equal to 100% of the accreted principal amount of the 2018 Notes on the redemption date of the 2018 Notes, plus accrued and unpaid interest.

Holders of the 2018 Notes have the right, at their option, to require us to purchase all or a portion of the 2018 Notes (i) on February 6, 2023, February 6, 2026, and February 6, 2029, or (ii) in the event of a fundamental change, as defined in the indenture governing the 2018 Notes, in each case, at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes on the fundamental change repurchase date, plus accrued and unpaid interest.

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

Offering-related costs for the 2018 Notes were approximately $2.8 million and were paid in the first and second quarters of 2018. Offering-related costs of $2.2 million were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2018 Notes, and will be amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023. Offering-related costs of $0.6 million were accounted for as equity issuance costs, recorded as an offset to additional paid-in capital, and are not subject to amortization. Offering-related costs were allocated between debt and equity in the same proportion as the allocation of the 2018 Notes between debt and equity.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The carrying values of the components of the 2014 Notes and the 2018 Notes are as follows (in thousands):

	June 30, 2018	December 31, 2017
2.75% 2014 Notes due 2034
Principal amount	$51,250	$201,250
Unamortized debt discount	(1,264)	(5,087)
Unamortized debt issuance cost	(230)	(925)
	49,756	195,238
2.75% 2018 Notes due 2034
Principal amount	150,000	—
Premium accretion of 2018 Notes	1,363	—
Unamortized debt discount	(32,253)	—
Unamortized debt issuance cost	(2,108)	—
	117,002	—
	$166,758	$195,238

5. Fair Value Measurements

Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	June 30, 2018
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$11,826	$—	$—	$11,826	$11,826	$—
Available-for-sale:
Level I:
Money market funds	5,195	—	—	5,195	5,195	—
U.S. treasury securities	996	—	—	996	—	996
Subtotal	6,191	—	—	6,191	5,195	996
Level II:
U.S. government and agency securities	22,402	1	—	22,403	22,403	—
Total	$40,419	$1	$—	$40,420	$39,424	$996

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

There were no transfers between Level I and Level II measurements during the six months ended June 30, 2018, and 2017, and there were no changes in the valuation techniques used.

The contractual maturity periods of $1.0 million of our marketable debt securities are within one year from June 30, 2018.

Convertible Notes

The estimated fair value of the 2014 Notes is based on a market approach. The estimated fair value was approximately $41.5 million and $166.2 million (par value $51.3 million and $201.3 million) as of June 30, 2018, and December 31, 2017, respectively, and represents a Level II valuation.

The estimated fair value of the 2018 Notes is based on a market approach. The estimated fair value was approximately $139.3 million (par value $150.0 million) as of June 30, 2018.

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

6. Intangible Assets, net

Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net were as follows (in thousands):

	June 30, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(49,000)	$63,000	10.0 years
Patents and licenses	11,274	(6,321)	4,953	7.8 years
Total intangible assets, net	$123,274	$(55,321)	$67,953

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(43,400)	$68,600	10.0 years
Patents and licenses	11,274	(5,721)	5,553	7.8 years
Total intangible assets, net	$123,274	$(49,121)	$74,153

In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization for both the three months ended June 30, 2018, and 2017 was $2.8 million. Related amortization for both the six months ended June 30, 2018, and 2017 was $5.6 million.

Based on the carrying value of intangible assets, net as of June 30, 2018, the annual amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2018 (remainder of the year)	$8,934
2019	12,242
2020	12,241
2021	12,087
2022	12,004
Thereafter	10,445
$67,953

7. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$7,714	$7,566
Work-in-process	1,001	929
Finished goods	6,536	6,593
Total inventories, net	$15,251	$15,088

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment and software	$4,168	$4,179
Laboratory and manufacturing equipment	20,145	20,069
Leasehold improvements	7,704	7,799
Office furniture and fixtures	1,865	1,892
Property and equipment, gross	33,882	33,939
Less accumulated depreciation and amortization	(23,505)	(21,646)
Construction-in-progress	47	8
Property and equipment, net	$10,424	$12,301

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Warranty
We accrue for estimated warranty obligations once revenue is recognized. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, as well as historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and six months ended June 30, 2018, and 2017, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$591	$864	$699	$1,023
Accrual for current period warranties	401	19	738	187
Warranty costs incurred	(383)	(177)	(828)	(504)
Ending balance	$609	$706	$609	$706

8. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through March 2026. We lease office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and the United Kingdom. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three and six months ended June 30, 2018 was $1.0 million and $2.2 million, respectively. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three and six months ended June 30, 2017 was $1.0 million and $2.6 million, respectively.

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of June 30, 2018, were as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income	Net Operating Leases
2018 (remainder of the year)	$1,724	$—	$1,724
2019	3,369	—	3,369
2020	1,917	—	1,917
2021	1,237	—	1,237
2022	843	—	843
Thereafter	1,854	—	1,854
Total	$10,944	$—	$10,944

Indemnification

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We incurred indemnification expenses between October 2015 and the third quarter of 2017 to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. In December, 2015, Thermo filed a complaint in the Circuit Court for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while such individual was still an employee of Thermo. In November, 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement amount of $3.0 million and received a related insurance recovery payment of $1.0 million.

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

9. Stock-Based Compensation

We recognized stock-based compensation expense of $2.0 million and $3.8 million during the three and six months ended June 30, 2018, respectively. We recognized stock-based compensation expense of $2.3 million and $4.8 million during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had $4.9 million, $11.9 million, and $1.5 million of unrecognized stock-based compensation expense related to stock options, restricted stock units, and performance stock units, respectively, which are expected to be recognized over a weighted average period of 3.0 years, 3.2 years, and 2.8 years, respectively.

Equity Incentive Plans (Excluding Stock Option Exchange Program)

During the three and six months ended June 30, 2018, we granted certain employees options to purchase 368,639 and 661,539 shares of common stock, respectively. The options granted during the three months ended June 30, 2018, had exercise prices ranging from $5.09 to $5.90 per share and a total grant date fair value of $1.2 million. The options granted during the six months ended June 30, 2018, had exercise prices ranging from $5.09 to $6.33 per share and a total grant date fair value of $2.2 million.

During the three and six months ended June 30, 2018, we granted certain employees 1,147,449 and 1,231,737 restricted stock units, respectively. The restricted stock unit awards granted during the three months ended June 30, 2018, had fair market values ranging from $5.09 to $6.14 per unit and a total grant date fair value of $6.0 million. The restricted stock unit awards granted during the six months ended June 30, 2018, had fair market values ranging from $5.09 to $7.81 per unit and a total grant date fair value of $6.6 million.

During the six months ended June 30, 2018, we granted certain executive officers 167,000 performance stock units. The performance stock unit awards had a grant date fair value of $10.09 per unit and a total grant date fair value of $1.7 million.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Stock Option Exchange Program

On August 23, 2017, we launched a one-time stock option exchange program (Program) pursuant to which eligible employees were able to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $4.37 per share and greater than the closing price of a share of our common stock on the NASDAQ Global Select Market on the expiration date of the exchange offer (Offer), for restricted stock units or stock options (New Awards) covering a lesser number of shares than were subject to the Eligible Options exchanged immediately before being canceled in the Offer. Non-employee members of our Board of Directors were not eligible to participate in the Program. The Program expired on September 20, 2017, with a closing price of $5.13 per share.

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

2017 Employee Stock Purchase Plan

In August 2017, our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP). Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP has a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to 10% of their compensation and may not purchase more than $25,000 of stock for any calendar year. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period. Our first ESPP offering period began on October 1, 2017, with a shorter offering period ending on November 30, 2017. The next offering period began on December 1, 2017 and ended on May 31, 2018. Our current offering period began on June 1, 2018, and will end on November 30, 2018.

2016 Performance-based Stock Options and Restricted Stock Units

In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a performance award), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. We recognize stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. During the three months ended March 31, 2018, it was determined that the requisite performance criteria had not been achieved. We did not recognize any expense related to these performance awards in 2018, 2017, or 2016.

10. Income Taxes

The benefit for income taxes for the periods presented differs from the 21% and the 35% U.S. Federal statutory rate, for the three and six months ended June 30, 2018, and 2017, respectively, primarily due to maintaining a valuation allowance for deferred

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax benefit of $0.2 million and $1.4 million for the three and six months ended June 30, 2018, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net operating loss from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations. We recorded a tax benefit of $0.8 million and $2.6 million for the three and six months ended June 30, 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net operating loss from Canadian operations, partially offset by discrete tax items and a tax provision from our other foreign operations.

Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The deferred tax assets have been offset by valuation allowances.

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on us include the permanent reduction of the corporate income tax rate from 35% to 21% (effective for tax years including or commencing on January 1, 2018), one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low-Taxed Income (GILTI), deduction for Foreign-Derived Intangible Income (FDII), repeal of corporate alternative minimum tax, limitation of various business deductions, modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision and the limitation on the deductibility of executive compensation.

At June 30, 2018, we continued to analyze the applicable provisions (as described above) of the Tax Act to determine if there would be any material impact to the Company. Based upon the 2018 forecast domestic loss, the exclusion of U.S. ordinary loss from the overall computation of the estimated annual effective tax rate, and the full valuation allowance against U.S. federal and state deferred tax assets, there is no significant impact from the Tax Act provisions as of June 30, 2018. We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act which could impact the determination of the net deferred taxes subject to the re-measurement and the related impact to the assessment of valuation allowance. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, as well as changes to the forecast or other additional analysis may cause the final impact from the Tax Act to differ materially from the provisional amounts recorded. We will continue to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin (SAB) No.118, no later than the fourth quarter of 2018.

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

The following table presents the total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$12,042	$11,674	$22,158	$23,505
Europe	9,109	7,748	17,582	15,384
Asia-Pacific	4,799	3,866	10,740	8,853
Other	478	624	1,196	1,703
Total revenue	$26,428	$23,912	$51,676	$49,445

No individual customer represented more than 10% of our total revenues for the three and six months ended June 30, 2018, and 2017.

Sales to customers in China represented 9% or $2.3 million and 12% or $2.8 million of our total revenue for the three months ended June 30, 2018, and 2017, respectively, and 11% for the six months ended June 30, 2018 and 2017. Sales to customers in the United Kingdom represented less than 10% and 12% of our total revenues for the three months ended June 30, 2018, and 2017, respectively, and less than 10% for the six months ended June 30, 2018 and 2017. Except for China and the United Kingdom, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three and six months ended June 30, 2018, and 2017.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13. Subsequent Events

On August 2, 2018, we entered into a revolving credit facility with Silicon Valley Bank (the “Revolving Credit Facility”) in an aggregate principal amount of up to the lesser of (i) $15.0 million (the “Maximum Amount”) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations. The Revolving Credit Facility will mature on August 2, 2020, and is collateralized by substantially all of our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility will bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity.

Subject to certain exceptions, we must pay a prepayment fee equal to (i) 2.00% of the Maximum Amount if we prepay all advances and terminate the Loan Agreement prior to August 2, 2019, or (ii) 1.00% of the Maximum Amount if we prepay all advances and terminate the Loan Agreement on or after August 2, 2019, and prior to the maturity date.

The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party.

The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%.

The full text of the credit agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Our total revenue for the six months ended June 30, 2018, was $51.7 million, compared to $49.4 million for the six months ended June 30, 2017. Our total revenue for the twelve months ended December 31, was $101.9 million in 2017, $104.4 million in 2016, and $114.7 million in 2015. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2018, our accumulated deficit was $529.3 million.

Recent Developments

As discussed above in Note 13 Subsequent Events, on August 2, 2018, we entered into a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all covenants under the loan agreement governing the Revolving Credit Facility. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about the Revolving Credit Facility.

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

Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2018, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three and six months ended June 30, 2018, and 2017, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenue:
Total revenue	$26,428	100%	$23,912	100%	$51,676	100%	$49,445	100%
Costs and expenses:
Cost of product revenue	11,160	42	10,794	45	21,382	41	21,644	44
Cost of service revenue	1,680	6	1,169	5	3,278	6	2,288	5
Research and development	7,386	28	7,461	31	14,642	28	15,986	32
Selling, general and administrative	18,987	72	20,975	88	37,792	73	43,551	88
Total costs and expenses	39,213	148	40,399	169	77,094	149	83,469	169
Loss from operations	(12,785)	(48)	(16,487)	(69)	(25,418)	(49)	(34,024)	(69)
Interest expense	(3,916)	(15)	(1,456)	(6)	(5,805)	(11)	(2,911)	(6)
Other income (expense), net	256	1	183	1	348	1	193	—
Loss before income taxes	(16,445)	(62)	(17,760)	(74)	(30,875)	(60)	(36,742)	(74)
Benefit from income taxes	204	1	827	3	1,387	3	2,608	5
Net loss	$(16,241)	(61)%	$(16,933)	(71)%	$(29,488)	(57)%	$(34,134)	(69)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our high-throughput genomics, single-cell genomics and mass cytometry instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We also may receive revenue from our license agreements with third parties. The following table presents our revenue by source for the three and six months ended June 30, 2018, and 2017 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,			Year-Over-Year Change
	2018	2017		2018	2017
Revenue:
Instruments	$10,421	$9,928	5%	$17,941	$20,665		(13)%
Consumables	11,356	9,572	19	24,313	20,142		21
Product revenue	21,777	19,500	12	42,254	40,807	—	4
Service revenue	4,651	4,319	8	9,422	8,486		11
License revenue	—	93	(100)	—	152		(100)
Total revenue	$26,428	$23,912	11%	$51,676	$49,445	—	5%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and six months ended June 30, 2018, and 2017 (in thousands):

	Three Months Ended June 30,				Year-Over-Year Change	Six Months Ended June 30,				Year-Over-Year Change
	2018		2017			2018		2017
United States	$12,042	46%	$11,674	49%	3%	$22,158	43%	$23,505	48%	(6)%
Europe	9,109	34	7,748	32	18	17,582	34	15,384	31	14
Asia-Pacific	4,799	18	3,866	16	24	10,740	21	8,853	18	21
Other	478	2	624	3	(23)	1,196	2	1,703	3	(30)
Total	$26,428	100%	$23,912	100%	11%	$51,676	100%	$49,445	100%	5%

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Total revenue from our five largest customers comprised 22% and 21% of our total revenue for the three months ended June 30, 2018, and 2017, respectively. Total revenue from our five largest customers comprised 17% and 16% of our total revenue for the six months ended June 30, 2018, and 2017, respectively.

Total Revenue

Total revenue increased by $2.5 million, or 11%, to $26.4 million for the three months ended June 30, 2018, compared to $23.9 million for the three months ended June 30, 2017. The increase was attributable to a $2.3 million, or 12%, increase in product revenue and a $0.3 million, or 8%, increase in service revenue, partially offset by a $0.1 million decrease in license revenue. Favorable foreign currency appreciation rates contributed approximately 2 percentage point to the 11 percent increase in total revenue. Revenues in Europe and Asia-Pacific increased by $1.4 million and $0.9 million, or 18% and 24%, respectively, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increases in Europe and Asia-Pacific were primarily driven by increased unit sales of high-throughput genomics consumables. Revenue in the Other area decreased by $0.1 million, or 23%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to lower mass cytometry instrument sales. Revenue in the United States increased by $0.4 million, or 3%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The growth was attributable to increased unit sales of mass cytometry products, partially offset by a reduction in genomics products.

Total revenue increased by $2.2 million, or 5%, to $51.7 million for the six months ended June 30, 2018, compared to $49.4 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $1.4 million in product revenue and a $0.9 million increase in service revenue, partially offset by a $0.2 million decrease in license revenue. Europe and the Asia-Pacific regions increased by $2.2 million and $1.9 million, or 14% and 21%, respectively, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The growth was driven by increased unit sales of high-throughput genomics consumables. Revenues in the United States decreased by $1.3 million, or 6%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease was primarily attributable to a decline in genomics product sales, partially offset by an increase in mass cytometry product sales. Revenue in the Other geographic region decreased by $0.5 million, or 30%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decline was attributable to lower mass cytometry product sales, partially offset by increase in genomics products.

Product Revenue

Product revenue increased by $2.3 million, or 12%, to $21.8 million for the three months ended June 30, 2018, compared to $19.5 million for the three months ended June 30, 2017. Consumables revenue increased by $1.8 million, or 19%, to $11.4 million, for the three months ended June 30, 2018, compared to $9.6 million for the three months ended June 30, 2017, driven by both higher mass cytometry and high throughput genomics sales. Instrument revenue increased by $0.5 million, or 5%, to $10.4 million for the three months ended June 30, 2018, compared to $9.9 million for the three months ended June 30, 2017. The increase was primarily attributable to higher average selling prices and higher unit sales of our mass cytometry instruments, partially offset by lower unit sales of our genomics instruments.

Product revenue increased by $1.4 million, or 4%, to $42.3 million for the six months ended June 30, 2018, compared to $40.8 million for the six months ended June 30, 2017. Consumables revenue increased by $4.2 million, or 21%, to $24.3 million, for the six months ended June 30, 2018 compared to $20.1 million for the six months ended June 30, 2017, driven by both higher mass cytometry and high throughput genomics sales. Instrument revenue decreased by $2.7 million, or 13%, to $17.9 million for the six months ended June 30, 2018 compared to $20.7 million for the six months ended June 30, 2017. The decrease was primarily attributable to lower unit sales of our mass cytometry instruments.

We expect the average selling prices and volumes of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $0.3 million, or 8%, to $4.7 million for the three months ended June 30, 2018, compared to $4.3 million for the three months ended June 30, 2017. Service revenue increased by $0.9 million, or 11%, to $9.4 million for the six months ended June 30, 2018, compared to $8.5 million for the six months ended June 30, 2017. The year over year growth for both the three and six months periods, was primarily attributable to an increase in post-warranty service contracts and other services for mass cytometry instruments, partially offset by a decline in service associated with genomics instruments. Revenue from post-warranty service contracts generally lags our instruments revenue by one year. Other fee-for-service offerings, including training, installation, labor and preventive maintenance, were relatively flat for the three and months ended June 30,
2018, compared to the same periods of 2017.

License Revenue

We had no license revenue for the three and six months ended June 30, 2018. License revenue for the three and six months ended June 30, 2017 was $0.1 million and $0.2 million, respectively.

Costs of Product and Service Revenue

The following table presents our costs of product and service revenue and product and service margins for the three and six months ended June 30, 2018, and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product revenue	$11,160	$10,794	$21,382	$21,644
Product margin	49%	45%	49%	47%
Cost of service revenue	$1,680	$1,169	$3,278	$2,288
Service margin	64%	73%	65%	73%

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

Cost of product revenue increased by $0.4 million, or 3%, to $11.2 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Overall cost of product revenue as a percentage of related revenue was 51% and 55% for the three months ended June 30, 2018, and 2017, respectively. Product margin increased by four percentage points compared to the same period in 2017, primarily due to favorable product mix and higher average selling prices, partially offset by higher costs from lower instrument production volumes. The increase was also due to fixed amortization of developed technology over higher revenue in the quarter.

Cost of product revenue decreased by $0.3 million, or 1%, to $21.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Overall cost of product revenue as a percentage of related revenue was 51% and 53% for the six months ended June 30, 2018 and 2017, respectively. Product margin increased by two percentage points compared to the same period in 2017, largely attributable to fixed amortization of developed technology over higher revenues, favorable product mix and higher average selling prices across most instruments, partially offset by higher costs from lower instrument production volumes.

Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Cost of service revenue increased by $0.5 million, or 44%, to $1.7 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Overall cost of service revenue as a percentage of related revenue was 36% and 27% for the three months ended June 30, 2018, and 2017, respectively. Service margins decreased nine percentage points during the three months ended June 30, 2018, compared to the same period in 2017, primarily driven by increased labor and material costs.

Cost of service revenue increased by $1.0 million, or 43%, to $3.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Overall cost of service revenue as a percentage of related revenue was 35% and 27% for the six months ended June 30, 2018 and 2017, respectively. The service margin decreased eight percentage points during the six months ended June 30, 2018 compared to the same period in 2017, primarily driven by increased labor and material costs.

Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments between mass cytometry and genomics.

Operating Expenses

The following table presents our operating expenses for the three and six months ended June 30, 2018, and 2017 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,		Year-Over-Year Change
	2018	2017		2018	2017
Research and development	$7,386	$7,461	(1)%	$14,642	$15,986	(8)%
Selling, general and administrative	18,987	20,975	(9)%	37,792	43,551	(13)%
Total	$26,373	$28,436	(7)%	$52,434	$59,537	(12)%

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

Research and development expense decreased by $0.1 million, or 1%, to $7.4 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Research and development expense decreased by $1.3 million, or 8%, to $14.6 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease was primarily attributable to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $0.8 million. In addition, engineering materials and supplies costs decreased by $0.3 million.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense decreased $2.0 million, or 9%, to $19.0 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This decrease was primarily due to lower legal expenses of $1.5 million and lower infrastructure and facilities expenses of $0.6 million.

Selling, general and administrative expense decreased $5.8 million, or 13%, to $37.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was primarily due to a reduction in headcount and compensation expenses of $2.8 million, lower legal expenses of $2.0 million, and lower infrastructure and facilities expenses of $1.0 million.

Interest Expense and Other (Income) Expense, Net

The following table presents these items for the three and six months ended June 30, 2018, and 2017 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,		Year-Over-Year Change
	2018	2017		2018	2017
Interest expense	$3,916	$1,456	169%	$5,805	$2,911	99%
Other (income) expense, net	(256)	(183)	40%	(348)	(193)	80%
Total	$3,660	$1,273	188%	$5,457	$2,718	101%

In February 2014, we issued $201.3 million aggregate principal amount of our 2.75% 2014 Notes due 2034, which we refer to as our “2014 Notes.” The 2014 Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes.

In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034, which we refer to as our "2018 Notes," and collectively with the 2014 Notes, the "Notes." The 2018 Notes accrue interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2018 Notes will accrue from February 1, 2018. The 2018 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2018 Notes.

Interest expense was $3.9 million and $1.5 million for the three months ended June 30, 2018, and 2017, respectively. The increase in interest expense during the three months ended June 30, 2018, was due to amortization of debt discount, debt issuance costs, and premium accretion associated with the 2018 Notes.

Interest expense was $5.8 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense during the six months ended June 30, 2018, was due to amortization of debt discount, debt issuance costs, and premium accretion associated with the 2018 Notes.

Other income increased by $0.1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, mainly due to the net effects of foreign exchange rate changes and higher interest income during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Other income increased by $0.2 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to the net favorable effects of foreign exchange rate changes and higher interest income during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Benefit from Income Taxes

We recorded a tax benefit of $0.2 million and $1.4 million for the three and six months ended June 30, 2018, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net operating loss from our Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations. We recorded a tax benefit of $0.8 million and $2.6 million for the three and six months ended June 30, 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net operating loss from our Canadian operations, partially offset by discrete tax items and a tax provision from our other foreign operations. The reduction in the tax benefit for the three and six months ended June 30, 2018, as compared to the same periods in the prior year, is primarily related to a higher tax provision from our foreign operations, and higher discrete tax items in the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, our principal sources of liquidity consisted of $39.4 million of cash and cash equivalents and $1.0 million of short-term investments. As of June 30, 2018, our working capital excluding deferred revenue was $49.4 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(20,499)	$(16,778)
Net cash provided by investing activities	3,936	21,089
Net cash used in financing activities	(2,152)	(46)
Net (decrease) increase in cash and cash equivalents	(18,632)	4,552

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

Net cash used in operating activities for the six months ended June 30, 2018, was $20.5 million and consisted of a net loss of $29.5 million, adjusted for non-cash items of $15.3 million and net change in assets and liabilities of $6.3 million. Non-cash items included amortization of developed technology of $5.6 million, stock-based compensation expense of $3.8 million, and depreciation and amortization of $6.0 million. The net change in assets and liabilities included a decrease in other liabilities of $6.6 million, an increase in accounts receivable of $1.8 million, an increase in inventory of $0.6 million, and an increase in other assets of $0.2 million; partially offset by an increase in accounts payable of $2.4 million, and an increase in deferred revenue of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2017, was $16.8 million, and consisted of a net loss of $34.1 million, adjusted for non-cash items of $14.0 million, and a net change in assets and liabilities of $3.3 million. Non-cash items included stock-based compensation expense of $4.8 million, amortization of developed technology of $5.6 million, depreciation and amortization of $4.1 million, offset by non-cash items of $0.4 million. The net change in assets and liabilities was primarily driven by an increase in other liabilities of $2.2 million, a decrease in inventory of $1.1 million, and a decrease in accounts receivable of $0.9 million, and an increase in accounts payable of $0.2 million; partially offset by a decrease in deferred revenue of $0.4 million, and an increase in other assets of $0.8 million.

Net Cash Provided by Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures, however, as part of our efficiency and cost-savings initiatives, we may decrease or defer certain capital expenditures while further optimizing our organization.

Net cash provided by investing activities was $3.9 million during the six months ended June 30, 2018. Net cash provided by investing activities primarily consisted of $5.5 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.5 million and capital expenditures of $0.2 million.

Net cash provided by investing activities was $21.1 million during the six months ended June 30, 2017.  Net cash provided by investing activities primarily consisted of $23.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.5 million and capital expenditures of $0.8 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2.2 million during the six months ended June 30, 2018. Net cash used in financing activities primarily consisted of issuance costs of $2.6 million for the 2018 Notes, $0.1 million for income taxes related to net share settlement of equity awards; partially offset by $0.6 million of proceeds from issuance of common stock.

There were no significant financing activities for the six months ended June 30, 2017.

Capital Resources

At June 30, 2018, our working capital excluding deferred revenue was $49.4 million, which includes cash, cash equivalents, and short-term investments of $40.4 million.

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

In February 2014, we closed an underwritten public offering of $201.3 million in aggregate principal amount of our 2.75% Senior Convertible Notes due 2034, which we refer to as our “2014 Notes.” In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034, which we refer to as our "2018 Notes," and collectively with the 2014 Notes, the "Notes". Following the exchange transactions, approximately $51.3 million in aggregate principal amount of 2014 Notes remained outstanding. Our board of directors determined that the private exchange transactions were in the best interest of the company and our stockholders following substantial review with management and our financial advisors concerning the amount of our outstanding indebtedness relative to the market capitalization of our common stock and, in particular, obligations under the indenture for the 2014 Notes that could require us to repurchase the 2014 Notes beginning in 2021 at a repurchase price equal to the aggregate principal amount of the 2014 Notes (approximately $201.3 million prior to the exchange). The principal differences between the 2014 Notes and the 2018 Notes are the following:

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

Interest expense related to the 2014 Notes and 2018 Notes, collectively, the ("Convertible Notes") was approximately $3.9 million and $1.5 million during the three months ended June 30, 2018, and 2017, respectively. Interest expense related to the Convertible Notes was approximately $5.8 million and $2.9 million during the six months ended June 30, 2018, and 2017, respectively. The effective interest rate on the 2014 Notes and the 2018 Notes is approximately 3.0% and 12.3%, respectively.

On August 2, 2018, we entered into a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all covenants under the loan agreement governing the Revolving Credit Facility.. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about the Revolving Credit Facility.

We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from sales of our products and services or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 7 to the financial statements for our lease obligations.

Other than as disclosed above, there have been no material changes during the six months ended June 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2018 and 2017, our gain related to changes in foreign exchange rates was $0.1 million and nil, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $39.4 million at June 30, 2018. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. We had $1.0 million in investments at June 30, 2018, held primarily in U.S. government and agency securities with contractual maturity dates that are within one year from June 30, 2018. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each fiscal year since our inception, including net losses of $16.2 million and $29.5 million during the three and six months ended June 30, 2018, and net losses of $60.5 million and $76.0 million for the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018, we had an accumulated deficit of $529.3 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future revenue growth.

Due to our negative revenue growth in 2016 and 2015, we implemented certain operational efficiency and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. These cost efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. Further actions such as these may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. Such measures may impair our ability to invest in developing, marketing and selling new and existing products. Furthermore, if such efficiency and cost reduction efforts are unsuccessful, our cash position could be negatively impacted and we may, among other things, be required to seek additional sources of financing. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.

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

We have significant outstanding convertible debt, and may be required to repay, refinance or restructure a portion of such debt before 2021. In February 2014, we issued $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes), pursuant to an underwriting agreement, dated January 29, 2014. In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for new convertible notes (the 2018 Notes). Following the exchange, approximately $51.3 million aggregate principal amount of the 2014 Notes remain outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes (collectively, the Convertible Notes). The Convertible Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The Convertible Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the respective Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders of the 2018 Notes may require us to repurchase all or a portion of their 2018 Notes on each of February 6, 2023, February 6, 2026, and February 6, 2029 at a repurchase price in cash equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of each of the applicable series of Notes, (i) holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest and (ii) holders of the 2018 Notes may require us to repurchase the 2018 Notes in whole or in part for cash at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes and the 2018 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.

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

The application of our technologies to high-throughput genomics, single-cell genomics and, particularly, mass cytometry applications are in many cases emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. The future growth of our markets and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. Additionally, our success depends on the ability of our sales organization to successfully sell our products into these new markets. Our commercial organization has undergone significant changes in 2016 and 2017, and we are in the early stages of establishing sales of our products for many key applications. If we are not able to successfully market and sell our products, or achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into these markets.

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

During the six months ended June 30, 2018, and 2017, and the years ended December 31, 2017, and 2016, approximately 57%, 53%, 55% and 49%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, we experienced foreign currency gain of $0.1 million during the six months ended June 30, 2018, and losses of $0.1 million and $1.5 million during the years ended December 31, 2017 and 2016, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

As of June 30, 2018, we had approximately $172.1 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and approximately $68.0 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

To the extent we draw on our $15.0 million revolving senior credit facility (the “2018 Facility”) or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing in addition to the 2018 Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay development or commercialization of our products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, or other resources devoted to our products, or cease operations. Any of these factors could harm our operating results.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In August 2018, we entered into a Loan and Security Agreement (the “2018 Credit Agreement”) with respect to the 2018 Facility.  The 2018 Credit Agreement provides for secured revolving loans and letters of credit in an aggregate amount of up to $15.0 million. Certain of our assets, excluding those of our subsidiaries, are pledged as collateral under the 2018 Facility (subject to customary exceptions). The covenants set forth in the 2018 Credit Agreement restrict, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2018 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2018 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2018 Facility.

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

We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to continue to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. Competition for such employees is intense. In addition, we have experienced significant changes in our sales organization in recent quarters due to reorganizations and changes in leadership. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which would negatively impact sales of our products and reduce our revenue and profitability.

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

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance (ASU 2014-09) relating to Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance is effective for our fiscal year 2018. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. The adoption is not expected to have a material impact on our consolidated financial statements. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of retained earnings as of January 1, 2018. Additional disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard. While we continue to evaluate the effect of the new standard on our ongoing financial reporting, we currently do not expect the cumulative effect of the new standard to be material. We continue to identify the appropriate changes to our business processes, systems, and controls to support revenue recognition and disclosure under the new standard.

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

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.

As of June 30, 2018, we had outstanding $150.0 million aggregate principal amount of our 2018 Notes and $51.3 million aggregate principal amount of our 2014 Notes.  This significant amount of debt has important risks to us and our investors, including:

•	requiring a portion of our cash flow from operations to make interest payments on this debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

In addition, to the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

If we fail to comply with the covenants and other obligations under our Revolving Credit Facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In August 2018, we entered into the Revolving Credit Facility.  The Revolving Credit Facility provides for secured revolving loans in an aggregate amount of up to $15.0 million. The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. The covenants set forth in the Revolving Credit Facility restrict, our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. If we fail to comply with the covenants and our other obligations under the Revolving Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Revolving Credit Facility, if any, and foreclose upon our assets securing our obligations under the Revolving Credit Facility.

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of June 30, 2018, we had 39,155,014 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 71.8% of such shares and one stockholder beneficially owned 33.7% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 71.8% held by our top five stockholders as of June 30, 2018) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.

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

We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, we cannot pay any cash dividends on any of our classes of common stock without approval from the lender under our 2018 Credit Facility, and may become subject to covenants under future debt arrangements that place restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain for the foreseeable future.

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

•
effectively junior in right of payment to any of our secured indebtedness, including, but not limited to, any indebtedness under the Revolving Credit Facility, to the extent of the value of the assets securing such indebtedness; and

•	structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In February 2014, we completed the offering of our 2014 Notes with an aggregate outstanding principal amount of $201.3 million. In March 2018, we completed an exchange of $150.0 million in aggregate principal amount of our 2014 Notes for $150.0 million in aggregate principal amount of our 2018 Notes, leaving approximately $51.3 million in aggregate principal amount of 2014 Notes outstanding. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranks senior in right of payment to Notes will be available to pay obligations on the Notes only after the secured debt, including, but not limited to, any indebtedness under the Revolving Credit Facility, has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit our subsidiaries from incurring additional liabilities.

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

We have incurred additional debt and may still incur substantially more debt or take other actions which would intensify the risks discussed above.

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

In August 2018, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. While we currently have no outstanding debt under the Revolving Credit Facility, we may incur up to $15.0 million of secured debt pursuant to the Revolving Credit Facility . See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about the Revolving Credit Facility.

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

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Loan and Security Agreement, dated and effective as of August 2, 2018, between Silicon Valley Bank and Fluidigm Corporation.	8-K	10.1	8/2/2018

10.2	Ninth Amendment to Lease between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated May 31, 2018.	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated:	August 7, 2018
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	August 7, 2018
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer