Form 10-Q
period 2018-09-30
FLUIDIGM CORP
filed 2018-11-06
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2018, there were 39,322,608 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

1

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
 (Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$35,829	$58,056
Short-term investments	—	5,080
Accounts receivable (net of allowances of $31 at September 30, 2018 and $391 at December 31, 2017)	18,379	15,049
Inventories	15,424	15,088
Prepaid expenses and other current assets	2,228	1,528
Total current assets	71,860	94,801
Property and equipment, net	9,760	12,301
Other non-current assets	6,362	7,541
Developed technology, net	60,200	68,600
Goodwill	104,108	104,108
Total assets	$252,290	$287,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,246	$4,211
Accrued compensation and related benefits	14,526	10,535
Other accrued liabilities	6,582	8,490
Deferred revenue, current	11,511	10,238
Total current liabilities	38,865	33,474
Convertible notes, net	169,345	195,238
Deferred tax liability, net	13,790	16,919
Deferred revenue, non-current	5,705	4,960
Other non-current liabilities	2,173	5,825
Total liabilities	229,878	256,416
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2018 and December 31, 2017; 39,316 and 38,787 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	39	39
Additional paid-in capital	566,964	531,666
Accumulated other comprehensive loss	(516)	(574)
Accumulated deficit	(544,075)	(500,196)
Total stockholders’ equity	22,412	30,935
Total liabilities and stockholders’ equity	$252,290	$287,351
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$24,242	$20,576	$66,496	$61,383
Service revenue	4,721	4,133	14,143	12,620
License revenue	—	38	—	190
Total revenue	28,963	24,747	80,639	74,193
Costs and expenses:
Cost of product revenue	11,635	11,414	33,017	33,060
Cost of service revenue	1,506	1,150	4,784	3,437
Research and development	7,430	7,683	22,072	23,668
Selling, general and administrative	20,020	20,102	57,812	63,653
Total costs and expenses	40,591	40,349	117,685	123,818
Loss from operations	(11,628)	(15,602)	(37,046)	(49,625)
Interest expense	(4,019)	(1,456)	(9,824)	(4,367)
Other income, net	117	379	465	571
Loss before income taxes	(15,530)	(16,679)	(46,405)	(53,421)
Income tax benefit	780	735	2,167	3,343
Net loss	$(14,750)	$(15,944)	$(44,238)	$(50,078)
Net loss per share, basic and diluted	$(0.38)	$(0.46)	$(1.13)	$(1.61)
Shares used in computing net loss per share, basic and diluted	39,235	34,513	39,033	31,051
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(14,750)	$(15,944)	$(44,238)	$(50,078)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11)	(85)	59	25
Net change in unrealized gain on investments	1	2	(1)	4
Other comprehensive income (loss), net of tax	(10)	(83)	58	29
Comprehensive loss	$(14,760)	$(16,027)	$(44,180)	$(50,049)
See accompanying notes.

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(44,238)	$(50,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,123	5,578
Stock-based compensation expense	6,057	7,097
Amortization of developed technology	8,400	8,400
Amortization of debt discounts, premium and issuance costs	5,715	242
Other non-cash items	40	(535)
Changes in assets and liabilities:
Accounts receivable, net	(3,285)	751
Inventories	(820)	2,102
Prepaid expenses and other current assets	(540)	182
Other non-current assets	622	1,417
Accounts payable	2,054	1,079
Deferred revenue	2,053	908
Other current liabilities	2,035	687
Other non-current liabilities	(6,779)	(2,589)
Net cash used in operating activities	(24,563)	(24,759)
Investing activities
Purchases of investments	(1,451)	(1,450)
Proceeds from sales and maturities of investments	6,541	24,375
Purchases of property and equipment	(352)	(1,388)
Net cash provided by investing activities	4,738	21,537
Financing activities
Payment of debt issuance costs	(2,779)	—
Net proceeds from issuance of common stock	562	28,843
Proceeds from exercise of stock options	25	63
Payments for taxes related to net share settlement of equity awards	(100)	(90)
Net cash provided by (used in) financing activities	(2,292)	28,816
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(110)	305
Net (decrease) / increase in cash and cash equivalents	(22,227)	25,899
Cash and cash equivalents at beginning of period	58,056	35,045
Cash and cash equivalents at end of period	$35,829	$60,944
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2018, and 2017 because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options, restricted stock units and performance awards	4,376	3,742	4,376	3,742
2018 Convertible Notes	19,036	—	19,036	—
2018 Convertible Notes potential make-whole shares at September 30, 2018	799	—	799	—
2014 Convertible Notes	916	3,598	916	3,598
Total	25,127	7,340	25,127	7,340

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018, are as follows (in thousands):

	Foreign Currency Translation Adjustment	Net Unrealized Gain on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(575)	$1	$(574)
Other comprehensive income (loss)	43	(1)	42
Balance at March 31, 2018	(532)	—	(532)
Other comprehensive income	26	2	28
Balance at June 30, 2018	$(506)	$2	$(504)
Other comprehensive (loss)	(10)	$(2)	(12)
Balance at September 30, 2018	$(516)	$—	$(516)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes).

Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes remain outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes.

See Footnote 4. Convertible Notes and Credit Facility for the accounting treatment of the transaction and additional information about the exchange.

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

The following table summarizes the impacts on our condensed consolidated statements of operations of adopting Topic 606 compared to Topic 605 for the three and nine months ended September 30, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change	As Reported	Balance Without Adoption of Topic 606	Effect of Change
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Selling, general and administrative	$20,020	$20,035	$(15)	$57,812	$57,877	$(65)
Total costs and expenses	$40,591	$40,606	$(15)	$117,685	$117,750	$(65)
Loss from operations	$(11,628)	$(11,643)	$15	$(37,046)	$(37,111)	$65
Loss before income taxes	$(15,530)	$(15,545)	$15	$(46,405)	$(46,470)	$65
Net loss	$(14,750)	$(14,765)	$15	$(44,238)	$(44,303)	$65

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impacts on our condensed consolidated balance sheets of adopting Topic 606 compared to Topic 605 at September 30, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
		September 30, 2018
Prepaid expenses and other current assets	$2,228	$2,056	$172
Total current assets	$71,860	$71,688	$172
Other non-current assets	$6,362	$6,111	$251
Total assets	$252,290	$251,867	$423
Stockholders' equity	$22,412	$21,989	$423
Total liabilities and stockholders' equity	$252,290	$251,867	$423

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting under this ASU is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 will be effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. During the third quarter of 2018, the FASB provided a practical expedient transition method to adopt the new lease requirements by allowing companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption that would enable us to not provide comparative period financial statements. Instead, we would apply the transition provisions at its effective date. The Company will adopt the new standard on January 1, 2019.   The Company has developed a project plan and we are in the process of reviewing our lease portfolio, analyzing the potential accounting impact and determining the use of practical expedients upon adoption.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU allows SEC reporting companies to record provisional amounts in earnings for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the Tax Act. The Company recognized the estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 10 for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Performance Obligations

We reported $15.2 million of deferred revenue on our December 31, 2017 consolidated balance sheet. During the three months ended September 30, 2018, $3.5 million of the opening balance was recognized as revenue and $6.1 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. During the nine months ended September 30, 2018, $9.8 million of the opening balance was recognized as revenue and $15.5 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At September 30, 2018, we reported $17.2 million of deferred revenue.

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at September 30, 2018 (in thousands):

Fiscal Year	Expected Revenue (1)
2018 (remainder of the year)	$3,450
2019	7,979
2020	4,240
Thereafter	2,673
Total	$18,342
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

We reported $0.4 million of capitalized commission costs from instrument service contracts on our December 31, 2017 and September 30, 2018, condensed consolidated balance sheets. Additional costs capitalized during the three and nine months ended September 30, 2018, net of amortization, was not material.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Disaggregation of Revenues

The following table disaggregates our revenue for the three and nine months ended September 30, 2018, and 2017, respectively, by geographic area and by products and services (in thousands):

	Three Months Ended September 30,		Year Over Year Change	Nine Months Ended September 30,		Year Over Year Change
	2018	2017		2018	2017
Geographic Markets:
United States	$13,233	$11,154	$2,079	$35,391	$34,659	$732
Europe	8,783	7,711	1,072	26,365	23,095	3,270
Asia Pacific	6,526	4,857	1,669	17,266	13,710	3,556
Other	421	1,025	(604)	1,617	2,729	(1,112)
Total revenue	$28,963	$24,747	$4,216	$80,639	$74,193	$6,446

Products and Services:
Instruments	$13,890	$10,518	$3,372	$31,831	$31,183	$648
Consumables	10,352	10,058	294	34,665	30,200	4,465
Product revenue	24,242	20,576	3,666	66,496	61,383	5,113
Services	4,721	4,133	588	14,143	12,620	1,523
License	—	38	(38)	—	190	(190)
Total revenue	$28,963	$24,747	$4,216	$80,639	$74,193	$6,446

4. Convertible Notes and Credit Facility

2014 Senior Convertible Notes (2014 Notes)

On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes), pursuant to an underwriting agreement dated January 29, 2014. The 2014 Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2014 Notes accrued from February 4, 2014. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2018 Senior Convertible Notes (2018 Notes)

In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for new convertible notes (2018 Notes). As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value will be amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The carrying values of the components of the 2014 Notes and the 2018 Notes are as follows (in thousands):

	September 30, 2018	December 31, 2017
2.75% 2014 Notes due 2034
Principal amount	$51,250	$201,250
Unamortized debt discount	(1,248)	(5,087)
Unamortized debt issuance cost	(250)	(925)
	49,752	195,238
2.75% 2018 Notes due 2034
Principal amount	150,000	—
Premium accretion of 2018 Notes	2,541	—
Unamortized debt discount	(30,927)	—
Unamortized debt issuance cost	(2,021)	—
	119,593	—
	$169,345	$195,238

2018 Revolving Credit Facility

On August 2, 2018, the Company entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the revolving credit facility. As of September 30, 2018, availability under the revolving credit facility was $12.8 million. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2018.

The Revolving Credit Facility matures on August 2, 2020 and is collateralized by substantially all the Company’s property, other than intellectual property. Outstanding loans under the Revolving Credit Facility will bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. In addition, the Company pays a quarterly unused revolving line facility fee of .75% per annum on the average unused facility.

Subject to certain exceptions, the Company must pay a prepayment fee equal to (i) 2.00% of the Maximum Amount if it prepays all advances and terminates the Loan Agreement prior to August 2, 2019, or (ii) 1.00% of the Maximum Amount if it prepays all advances and terminates the Loan Agreement on or after August 2, 2019, and prior to the maturity date.

The Company incurred approximately $318,000 of debt issuance costs in connection wtih the facility, including $225,000 in commitment fees. Half of the commitment fee was paid at the inception of the facility with the remainder due on the earliest of (i) August 2, 2019, (ii) the date on which the Company terminates this Agreement or (iii) the occurrence and continuance of an event of default. Debt issuance costs were capitalized and are being amortized to interest expense over the life of the Revolving Credit Facility.

The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased to 5.0% above the otherwise applicable rate of interest.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company was in compliance with all the terms and conditions of the Revolving Credit Facility at September 30, 2018.

5. Fair Value Measurements

Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	September 30, 2018
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$13,756	$—	$—	$13,756	$13,756	$—
Available-for-sale:
Level I:
Money market funds	22,073	—	—	22,073	22,073	—
Level II:
U.S. government and agency securities	—	—	—	—	—	—
Total	$35,829	$—	$—	$35,829	$35,829	$—

	December 31, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$20,129	$—	$—	$20,129	$20,129	$—
Available-for-sale:
Level I:
Money market funds	16,142	—	—	16,142	16,142	—
U.S. treasury securities	497			497		497
Subtotal	16,639	—	—	16,639	16,142	497
Level II:
U.S. government and agency securities	26,369	—	(1)	26,368	21,785	4,583
Total	$63,137	$—	$(1)	$63,136	$58,056	$5,080

There were no transfers between Level I and Level II measurements during the nine months ended September 30, 2018, and 2017, and there were no changes in the valuation techniques used.

Convertible Notes

The estimated fair value of the 2014 Notes is based on a market approach. The estimated fair value was approximately $44.5 million and $166.2 million (par value $51.3 million and $201.3 million) as of September 30, 2018, and December 31, 2017, respectively, and represents a Level II valuation.

The estimated fair value of the 2018 Notes is based on a market approach. The estimated fair value was approximately $158.6 million (par value $150.0 million) as of September 30, 2018 and represents a Level II valuation.
.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

6. Intangible Assets, net

Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in Other non-current assets. Intangible assets, net, were as follows (in thousands):

	September 30, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(51,800)	$60,200	10.0 years
Patents and licenses	11,274	(6,595)	4,679	7.8 years
Total intangible assets, net	$123,274	$(58,395)	$64,879

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(43,400)	$68,600	10.0 years
Patents and licenses	11,274	(5,721)	5,553	7.8 years
Total intangible assets, net	$123,274	$(49,121)	$74,153

Amortization of intangibles was $3.1 million for both the three months ended September 30, 2018, and 2017, respectively. Amortization of intangibles was $9.3 million for both the nine months ended September 30, 2018, and 2017. Amortization expense includes the amortization of developed technology. In connection with the acquisition of DVS in February 2014, we acquired developed technology with a gross fair value of $112.0 million. These acquired intangible assets are being amortized to cost of product revenue over their useful life of ten years. Related amortization for developed technology for both the three months ended September 30, 2018, and 2017 was $2.8 million. Amortization for developed technology for both the nine months ended September 30, 2018, and 2017 was $8.4 million.

Based on the carrying value of intangible assets, net as of September 30, 2018, the annual amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2018 (remainder of the year)	$3,060
2019	12,243
2020	12,242
2021	12,088
2022	12,004
Thereafter	13,242
$64,879

7. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2018	December 31, 2017
Raw materials	$7,635	$7,566
Work-in-process	1,113	929
Finished goods	6,676	6,593
Total inventories, net	$15,424	$15,088

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment and software	$4,173	$4,179
Laboratory and manufacturing equipment	20,318	20,069
Leasehold improvements	7,623	7,799
Office furniture and fixtures	1,882	1,892
Property and equipment, gross	33,996	33,939
Less accumulated depreciation and amortization	(24,244)	(21,646)
Construction-in-progress	8	8
Property and equipment, net	$9,760	$12,301

Warranty
We accrue for estimated warranty obligations once revenue is recognized. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, as well as historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and nine months ended September 30, 2018, and 2017, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$608	$706	$699	$1,023
Accrual for current period warranties	458	287	1,195	474
Warranty costs incurred	(325)	(300)	(1,153)	(804)
Ending balance	$741	$693	$741	$693

8. Commitments and Contingencies

Operating Leases

We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through March 2026. We lease office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and the United Kingdom. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three and nine months ended September 30, 2018 was $1.2 million and $3.6 million, respectively. Rental expense under operating leases, net of amortization of lease incentives and sublease income for the three and nine months ended September 30, 2017 was $1.2 million and $3.8 million, respectively.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of September 30, 2018, were as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income	Net Operating Leases
2018 (remainder of the year)	$1,023	$(146)	$877
2019	4,060	(591)	3,469
2020	2,194	(200)	1,994
2021	1,275	—	1,275
2022	898	—	898
Thereafter	1,882	—	1,882
Total	$11,332	$(937)	$10,395

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

We incurred indemnification expenses between October 2015 and the third quarter of 2017 to defend claims by Thermo Fisher Scientific, Inc., (Thermo) against one of our employees. In December 2015, Thermo filed a complaint in the Circuit Court for the County of Kalamazoo, Michigan against one of its former employees who had recently been hired by us alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations to Thermo while such individual was still an employee of Thermo. In November 2016, Thermo amended its complaint to add us as a party to the litigation, making various commercial and employment-related claims and seeking damages and injunctive relief. In July 2017, we entered into a settlement agreement with Thermo. Pursuant to the terms of the settlement agreement, we agreed to pay Thermo a one-time payment of $3.0 million in exchange for a release and dismissal of all claims with prejudice upon payment of the settlement. In August 2017, we paid the settlement amount of $3.0 million and received a related insurance recovery payment of $1.0 million.

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

9. Stock-Based Compensation

We recognized stock-based compensation expense of $2.3 million and $6.1 million during the three and nine months ended September 30, 2018, respectively. We recognized stock-based compensation expense of $2.3 million and $7.1 million during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had $4.4 million, $10.3 million, and $1.3 million of unrecognized stock-based compensation expense related to stock options, restricted stock units, and

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

performance stock units, respectively, which are expected to be recognized over a weighted average period of 2.8 years, 2.9 years, and 2.5 years, respectively.

Equity Incentive Plans (Excluding Stock Option Exchange Program)

During the three and nine months ended September 30, 2018, we granted certain employees options to purchase 22,282 and 683,821 shares of common stock, respectively. The options granted during the three months ended September 30, 2018, had exercise prices of $6.40 per share and a total grant date fair value of $0.1 million. The options granted during the nine months ended September 30, 2018, had exercise prices ranging from $5.09 to $6.40 per share and a total grant date fair value of $2.2 million.

During the three and nine months ended September 30, 2018, we granted certain employees 73,826 and 1,305,563 restricted stock units, respectively. The restricted stock unit awards granted during the three months ended September 30, 2018, had fair market values of $6.40 per unit and a total grant date fair value of $0.5 million. The restricted stock unit awards granted during the nine months ended September 30, 2018, had fair market values ranging from $5.09 to $7.81 per unit and a total grant date fair value of $6.8 million.

During the nine months ended September 30, 2018, we granted certain executive officers 167,000 performance stock units. The performance stock unit awards had a grant date fair value of $10.09 per unit and a total grant date fair value of $1.7 million.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

2016 Performance-based Stock Options and Restricted Stock Units

In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a performance award), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vest depends on the achievement of certain performance criteria set by the Compensation Committee of the Company’s Board of Directors. The performance-based stock options have an exercise price per share of $7.10. We recognize stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. The performance criteria were not met and the awards did not vest.

10. Income Taxes

The benefit for income taxes for the periods presented differs from the 21% and the 35% U.S. Federal statutory rate, for the three and nine months ended September 30, 2018, and 2017, respectively, primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax benefit of $0.8 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and net operating loss from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations. We recorded a tax benefit of $0.7 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability and losses from Canadian operations, partially offset by a tax provision and discrete tax items from our other foreign operations.

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

At September 30, 2018, we continued to analyze the applicable provisions (as described above) of the Tax Act to determine if there would be any material impact to the Company. Based upon the 2018 forecast domestic loss, the exclusion of U.S. ordinary loss from the overall computation of the estimated annual effective tax rate, and the full valuation allowance against U.S. federal and state deferred tax assets, there is no significant impact from the Tax Act provisions as of September 30, 2018. We continue to analyze additional information and new guidance issued by relevant authorities related to the Tax Act which could impact the determination of the net deferred taxes subject to the re-measurement and the related impact to the assessment of valuation allowance. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, as well as changes to the forecast or other additional analysis may cause the final impact from the Tax Act to differ materially from the provisional amounts recorded. We will continue to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin (SAB) No.118, no later than the fourth quarter of 2018.

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

The following table presents the total revenue by geographic area of our customers for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$13,233	$11,154	$35,391	$34,659
Europe	8,783	7,711	26,365	23,095
Asia-Pacific	6,526	4,857	17,266	13,710
Other	421	1,025	1,617	2,729
Total revenue	$28,963	$24,747	$80,639	$74,193

No individual customer represented more than 10% of our total revenues for the three and nine months ended September 30, 2018, and 2017.

Sales to customers in China represented 12% or $3.4 million and 11% or $2.8 million of our total revenue for the three months ended September 30, 2018, and 2017, respectively, and 11% for both the nine months ended September 30, 2018 and 2017. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three and nine months ended September 30, 2018, and 2017.

12. Shareholders' Equity

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

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “CyTOF,” “Delta Gene,” “EP1,” “Flex Six,” “Helios,” "Hyperion," "Imaging Mass Cytometry," “Juno,” “Polaris,” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.

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

Our total revenue for the nine months ended September 30, 2018, was $80.6 million, compared to $74.2 million for the nine months ended September 30, 2017. Our total revenue for the twelve months ended December 31, was $101.9 million in 2017, $104.4 million in 2016, and $114.7 million in 2015. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2018, our accumulated deficit was $544.1 million.

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

Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2018, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018.

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three and nine months ended September 30, 2018, and 2017, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenue:
Total revenue	$28,963	100%	$24,747	100%	$80,639	100%	$74,193	100%
Costs and expenses:
Cost of product revenue	11,635	40	11,414	46	33,017	41	33,060	45
Cost of service revenue	1,506	5	1,150	5	4,784	6	3,437	5
Research and development	7,430	26	7,683	31	22,072	27	23,668	32
Selling, general and administrative	20,020	69	20,102	81	57,812	72	63,653	86
Total costs and expenses	40,591	140	40,349	163	117,685	146	123,818	167
Loss from operations	(11,628)	(40)	(15,602)	(63)	(37,046)	(46)	(49,625)	(67)
Interest expense	(4,019)	(14)	(1,456)	(6)	(9,824)	(12)	(4,367)	(6)
Other income, net	117	—	379	2	465	1	571	1
Loss before income taxes	(15,530)	(54)	(16,679)	(67)	(46,405)	(58)	(53,421)	(72)
Benefit from income taxes	780	3	735	3	2,167	3	3,343	5
Net loss	$(14,750)	(51)%	$(15,944)	(64)%	$(44,238)	(55)%	$(50,078)	(67)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our high-throughput genomics, single-cell genomics and mass cytometry instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation, and training. We also may receive revenue from our license agreements with third parties. The following table presents our revenue by source for the three and nine months ended September 30, 2018, and 2017 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,			Year-Over-Year Change
	2018	2017		2018	2017
Revenue:
Instruments	$13,890	$10,518	32%	$31,831	$31,183		2%
Consumables	10,352	10,058	3	34,665	30,200		15
Product revenue	24,242	20,576	18	66,496	61,383	—	8
Service revenue	4,721	4,133	14	14,143	12,620		12
License revenue	—	38	(100)	—	190		(100)
Total revenue	$28,963	$24,747	17%	$80,639	$74,193	—	9%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and nine months ended September 30, 2018, and 2017 (in thousands):

	Three Months Ended September 30,				Year-Over-Year Change	Nine Months Ended September 30,				Year-Over-Year Change
	2018		2017			2018		2017
United States	$13,233	46%	$11,154	45%	19%	$35,391	44%	$34,659	47%	2%
Europe	8,783	30	7,711	31	14	26,365	33	23,095	31	14
Asia-Pacific	6,526	23	4,857	20	34	17,266	21	13,710	18	26
Other	421	1	1,025	4	(59)	1,617	2	2,729	4	(41)
Total	$28,963	100%	$24,747	100%	17%	$80,639	100%	$74,193	100%	9%

We sell our instruments to leading academic research institutions, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies. Total revenue from our five largest customers comprised 20% and 17% of our total revenue for the three months ended September 30, 2018, and 2017, respectively. Total revenue from our five largest customers comprised 17% and 14% of our total revenue for the nine months ended September 30, 2018, and 2017, respectively.

Total Revenue

Total revenue increased by $4.2 million, or 17%, to $29.0 million for the three months ended September 30, 2018, compared to $24.7 million for the three months ended September 30, 2017. The increase was attributable to a $3.7 million, or 18%, increase in product revenue and a $0.6 million, or 14%, increase in service revenue. The increase in revenue was driven by increased unit sales of mass cytometry products and related services.

Revenue in the United States increased by $2.1 million, or 19%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Revenues in Europe and Asia-Pacific increased by $1.1 million and $1.7 million, or 14% and 34%, respectively, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. In the United States, growth in mass cytometry revenues were partially offset by lower genomics revenues. The growth in Europe for the third quarter was primarily attributable to increased unit sales of mass cytometry products. The growth in Asia was driven by increased unit sales of mass cytometry products, partially offset by reduced genomics revenue. Revenue in the Other area decreased by $0.6 million, primarily due to lower mass cytometry revenues. Foreign currency had a minimal impact on revenue for the quarter.

Total revenue increased by $6.4 million, or 9%, to $80.6 million for the nine months ended September 30, 2018, compared to $74.2 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $5.1 million in product revenue and a $1.5 million increase in service revenue, partially offset by a $0.2 million decrease in license revenue. Europe and the Asia-Pacific regions increased by $3.3 million and $3.6 million, or 14% and 26%, respectively, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. In the United States, growth in mass cytometry revenue was partially offset by lower genomics revenue. The growth in Europe was primarily attributable to increased unit sales of genomics products, partially offset by a reduction in mass cytometry products. The growth in Asia was driven by increased unit sales of mass cytometry products. Revenue in the Other geographic region decreased by $1.1 million, or 41%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decline was attributable to a reduction in mass cytometry products.

Product Revenue

Product revenue increased by $3.7 million, or 18%, to $24.2 million for the three months ended September 30, 2018, compared to $20.6 million for the three months ended September 30, 2017. Consumables revenue increased by $0.3 million, or 3%, to $10.4 million, for the three months ended September 30, 2018, compared to $10.1 million for the three months ended September 30, 2017, driven by higher mass cytometry sales, partially offset by lower genomics. Instrument revenue increased by $3.4 million, or 32%, to $13.9 million for the three months ended September 30, 2018, compared to $10.5 million for the three months ended September 30, 2017. The increase was primarily attributable to higher unit sales of mass cytometry instruments, partially offset by lower unit sales of our genomics instruments.

Product revenue increased by $5.1 million, or 8%, to $66.5 million for the nine months ended September 30, 2018, compared to $61.4 million for the nine months ended September 30, 2017. Consumables revenue increased by $4.5 million, or 15%, to $34.7 million, for the nine months ended September 30, 2018 compared to $30.2 million for the nine months ended September 30, 2017, primarily driven by higher mass cytometry and, to a lesser extent, higher genomics sales. Instrument revenue increased by $0.6 million, or 2%, to $31.8 million for the nine months ended September 30, 2018 compared to $31.2 million for the nine months ended September 30, 2017, with the impact of higher average selling prices partially offset by lower unit sales.

We expect the average selling prices and volumes of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $0.6 million, or 14%, to $4.7 million for the three months ended September 30, 2018, compared to $4.1 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, the increase in service revenue was largely due to post warranty sales contracts. Service revenue increased by $1.5 million, or 12%, to $14.1 million for the nine months ended September 30, 2018, compared to $12.6 million for the nine months ended September 30, 2017. The year-over-year growth for the nine-month periods was primarily attributable to an increase in post-warranty service contracts and other fee-for-service offerings, including training, installation, parts and labor, for mass cytometry instruments, partially offset by a decline in genomics services.

License Revenue

We had no license revenue for the three and nine months ended September 30, 2018. License revenue for the three and nine months ended September 30, 2017 was $38,000 and $190,000, respectively.

Costs of Product and Service Revenue

The following table presents our costs of product and service revenue and product and service margins for the three and nine months ended September 30, 2018, and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$11,635	$11,414	$33,017	$33,060
Product margin	52%	45%	50%	46%
Cost of service revenue	$1,506	$1,150	$4,784	$3,437
Service margin	68%	72%	66%	73%

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

Cost of product revenue increased by $0.2 million, or 2%, to $11.6 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Overall cost of product revenue as a percentage of related revenue was 48% and 55% for the three months ended September 30, 2018, and 2017, respectively. Product margin increased by seven percentage points compared to the same period in 2017, primarily due to lower consumables production costs, driven by higher capacity utilization, favorable product mix and the impact of allocating fixed amortization of developed technology over a higher revenue base.

Cost of product revenue was essentially unchanged at $33.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Overall cost of product revenue as a percentage of related revenue was 50% and 54% for the nine months ended September 30, 2018 and 2017, respectively. Product margin increased by four percentage points compared to the same period in 2017, largely attributable to fixed amortization of developed technology over higher revenues and favorable product mix.

Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Cost of service revenue increased by $0.4 million, or 31%, to $1.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Overall cost of service revenue as a percentage of related revenue was 32% and 28% for the three months ended September 30, 2018, and 2017, respectively. Service margins decreased four percentage points during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to product mix, with a greater percentage of service revenue coming from servicing mass cytometry products than genomics products. Service costs tend to be higher for mass cytometry instruments compared to genomics instruments.

Cost of service revenue increased by $1.3 million, or 39%, to $4.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Overall cost of service revenue as a percentage of related revenue was 34% and 27% for the nine months ended September 30, 2018 and 2017, respectively. The service margin decreased seven percentage points during the nine months ended September 30, 2018 compared to the same period in 2017, due to a greater proportion of higher cost mass cytometry service revenue.

Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments between mass cytometry and genomics.

Operating Expenses

The following table presents our operating expenses for the three and nine months ended September 30, 2018, and 2017 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,		Year-Over-Year Change
	2018	2017		2018	2017
Research and development	$7,430	$7,683	(3)%	$22,072	$23,668	(7)%
Selling, general and administrative	20,020	20,102	—%	57,812	63,653	(9)%
Total	$27,450	$27,785	(1)%	$79,884	$87,321	(9)%

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

Research and development expense decreased by $0.3 million, or 3%, to $7.4 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 primarily due to reduced costs for outside services.

Research and development expense decreased by $1.6 million, or 7%, to $22.1 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease was primarily attributable to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $1.4 million.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense decreased $0.1 million to $20.0 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This decrease was primarily due to lower legal expenses of $0.5 million, lower consulting costs of $0.4 million, and lower depreciation of $0.3 million. These decreases were partially offset by the impact of higher compensation costs, including the impact of annual merit increases.

Selling, general and administrative expense decreased $5.8 million, or 9%, to $57.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to the implementation of our cost-savings initiatives in the first quarter of 2017, including headcount and compensation savings of $2.4 million. In addition, we had lower legal expenses of $2.5 million and a decrease in depreciation expense of $1.3 million.

Interest Expense and Other (Income) Expense, Net

The following table presents these items for the three and nine months ended September 30, 2018, and 2017 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,		Year-Over-Year Change
	2018	2017		2018	2017
Interest expense	$4,019	$1,456	176%	$9,824	$4,367	125%
Other (income), net	(117)	(379)	(69)%	(465)	(571)	(19)%
Total	$3,902	$1,077	262%	$9,359	$3,796	147%

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

Interest expense was $4.0 million and $1.5 million for the three months ended September 30, 2018, and 2017, respectively. The increase in interest expense during the three months ended September 30, 2018 was due to amortization of debt discount, debt issuance costs, and premium accretion associated with the 2018 Notes.

Interest expense was $9.8 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense during the nine months ended September 30, 2018 was due to amortization of debt discount, debt issuance costs, and premium accretion associated with the 2018 Notes.

Other income decreased by $0.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to the net effects of foreign exchange rate changes.

Other income decreased by $0.1 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to the net effects of foreign exchange rate changes.

Benefit from Income Taxes

We recorded a tax benefit of $0.8 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, which was primarily attributable to the amortization of our acquisition-related deferred tax liability, net operating loss from our Canadian operations and discrete tax items, partially offset by a tax provisions related to our other foreign operations. We recorded a tax benefit of $2.2 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. The reduction in the tax benefit for the nine months ended September 30, 2018, as compared to the same period in the prior year, is primarily related to a higher tax provision related to our foreign operations in the nine months ended September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, our principal sources of liquidity consisted of $35.8 million of cash and cash equivalents as well as availability under our Revolving Credit Facility. As of September 30, 2018, our working capital excluding deferred revenue was $44.5 million.

The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(24,563)	$(24,759)
Net cash provided by investing activities	4,738	21,537
Net cash provided by (used in) financing activities	(2,292)	28,816
Net (decrease) increase in cash and cash equivalents	(22,227)	25,899

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

Net cash used in operating activities for the nine months ended September 30, 2018, was $24.6 million and consisted of a net loss of $44.2 million, adjusted for non-cash items of $24.3 million and net change in assets and liabilities of $4.7 million. Non-cash items included amortization of developed technology of $8.4 million, stock-based compensation expense of $6.1 million, amortization of debt discounts, premium and issuance cost of $5.7 million and depreciation and amortization of $4.1 million. The net change in assets and liabilities included a decrease in other liabilities of $4.7 million, an increase in accounts receivable of $3.3 million, an increase in inventory of $0.8 million, and an increase in other assets of $0.1 million, partially offset by an increase in accounts payable of $2.1 million, and an increase in deferred revenue of $2.1 million.

Net cash used in operating activities for the nine months ended September 30, 2017, was $24.8 million, and consisted of a net loss of $50.1 million, adjusted for non-cash items of $20.8 million, and a net change in assets and liabilities of $4.5 million. Non-cash items included stock-based compensation expense of $7.1 million, amortization of developed technology of $8.4 million, depreciation and amortization of $5.6 million, offset by non-cash items of $0.5 million. The net change in assets and liabilities included a decrease in inventory of $2.1 million, and a decrease in other assets of $1.6 million, an increase in accounts payable of $1.1 million, an increase in deferred revenue of $0.9 million, and a decrease in accounts receivable of $0.8 million, partially offset by a decrease in other liabilities of $1.9 million.

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

Net cash provided by investing activities was $4.7 million during the nine months ended September 30, 2018. Net cash provided by investing activities primarily consisted of $6.5 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.5 million and capital expenditures of $0.4 million.

Net cash provided by investing activities was $21.5 million during the nine months ended September 30, 2017.  Net cash provided by investing activities primarily consisted of $24.4 million of proceeds from sales and maturities of investments, partially offset by purchases of investments of $1.5 million and capital expenditures of $1.4 million.

Net Cash Provided by or Used in Financing Activities

Net cash used in financing activities was $2.3 million during the nine months ended September 30, 2018. Net cash used in financing activities primarily consisted of issuance costs of $2.8 million for the 2018 Notes and Revolving Credit Facility, $0.1 million for income taxes related to net share settlement of equity awards, partially offset by $0.6 million of proceeds from issuance of common stock.

Net cash provided by financing activities was $28.8 million for the nine months ended September 30, 2017 and consisted of net proceeds of $28.8 million from our "at-the market" equity offering in August 2017, and proceeds from exercise of stock options, partially offset by payments for taxes related to net share settlement for vested restricted stock units.

Liquidity and Capital Resources

At September 30, 2018, our working capital excluding deferred revenue was $44.5 million, which includes cash and cash equivalents of $35.8 million.

On August 10, 2017, we sold 9.1 million shares of our common stock through an “at-the-market” equity offering program, for aggregate net proceeds of approximately $28.8 million. We plan to use the net proceeds from this offering for general corporate purposes and working capital.

As of September 30, 2018, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) that allows us to issue certain securities from time to time in one or more offerings up to an aggregate offering price of $95.0 million, after subtracting our $30.0 million “at-the-market” equity offering program completed in 2017.

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

The foregoing summaries of the 2014 Notes, the 2018 Notes, and the exchange transactions completed in March 2018 are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the Securities and Exchange Commission with respect to the 2018 Notes and the exchange, and investors should refer to the text of the Second Supplemental Indenture, dated March 6, 2018, between the Company and U.S. Bank National Association and the Form of Global Note included in the Second Supplemental Indenture, which are incorporated by reference as Exhibits 4.6 and 4.7, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017. With respect to the 2014 Notes, of which approximately $51.3 million in aggregate principal amount remains outstanding, investors should refer to the text of the Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, the First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, and the Form of Global Note included in the First Supplemental Indenture which are incorporated by reference as Exhibits 4.2, 4.3 and 4.4, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest expense related to the 2014 Notes and 2018 Notes, collectively, the ("Convertible Notes") was approximately $4.0 million and $1.5 million during the three months ended September 30, 2018, and 2017, respectively. Interest expense related to the Convertible Notes was approximately $9.8 million and $4.4 million during the nine months ended September 30, 2018, and 2017, respectively. The effective interest rate on the 2014 Notes and the 2018 Notes is approximately 3.0% and 12.3%, respectively.

On August 2, 2018, we entered into a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of September 30, 2017, total availability under the Revolving Credit Facility was $12.8 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about the Revolving Credit Facility.

In early 2017, we implemented a retention incentive plan that provided for payment of cash bonuses in January 2019 to plan participants who were employees at the time the plan was implemented and who remained with Fluidigm through January 1, 2019. In September 2018, certain plan participants were permitted to elect to surrender their right to receive all or a portion of the cash bonus in exchange for fully vested restricted stock units (RSUs) issued under our 2011 Equity Incentive Plan (the exchange program). Among other reasons, our Compensation Committee adopted the exchange program to encourage employee stock ownership and to effectively manage cash resources. Participants opted to exchange approximately $2.4 million of cash bonus payments for approximately 380,000 fully vested RSUs issued in November 2018. The anticipated cash bonus payments payable in January 2019 for plan participants that remain employed with Fluidigm through January 1, 2019 is approximately $3.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. Please see Note 8 to the financial statements for our lease obligations.

Other than as disclosed above, there have been no material changes during the nine months ended September 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2018 and 2017, our gain related to changes in foreign exchange rates was $0.1 million and $0.3 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents of $35.8 million at September 30, 2018. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each fiscal year since our inception, including net losses of $14.8 million and $44.2 million during the three and nine months ended September 30, 2018, and net losses of $60.5 million and $76.0 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, we had an accumulated deficit of $544.1 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future revenue growth.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc. (now part of Thermo Fisher Scientific Inc.), Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc. (acquisition by Bio-Rad Laboratories, Inc. pending), Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., WaferGen Bio-systems, Inc., Cytek Biosciences, Inc., Akoya Biosciences, Inc., Innova Biosciences Ltd., QIAGEN N.V., 1CellBio, Inc., Berkeley Lights, Inc., and Mission Bio, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, we have in recent quarters experienced increased competition in the single-cell genomics market, including new product releases from 10X Genomics, Inc. and WaferGen Bio-systems, Inc. (recently acquired by Takara Bio Inc.), as well as the acquisition of Cellular Research by Becton Dickinson and Company and an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc. In addition, due to the release of our Hyperion imaging mass cytometry system, we now are exposed to competition from companies offering imaging-based systems, specialized reagents and/or services including Carl Zeiss Inc., Leica Biosystems, Nikon Corporation, Olympus America Inc., Roche Diagnostics Corporation, PerkinElmer, Inc., Agilent Technologies, Inc., IonPath Inc., Zellwerk GmbH, Bruker Corporation, Shimadzu Corporation, NanoString Technologies, Inc., and Neogenomics (Multiomyx).

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

During the nine months ended September 30, 2018, and 2017, and the years ended December 31, 2017, and 2016, approximately 56%, 53%, 55% and 49%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

A majority of our product sales are currently denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies of the countries in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where a significant portion of our manufacturing operations are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For example, we experienced foreign currency gain of $0.4 million during the nine months ended September 30, 2018, and losses of $0.1 million and $1.5 million during the years ended December 31, 2017 and 2016, respectively. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

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

As of September 30, 2018, we had approximately $169.0 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and approximately $64.9 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

In addition, we could decide to seek similar regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we would need to comply with the Medical Device Directive 93/42 EEC and/or the In Vitro Diagnostics Directive 98/79/EC, which are required to market medical devices in the European Union. These directives have been replaced by Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, with official entry into force in May 26, 2017 and date of applications of May 26, 2020 and May 26, 2022 respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.

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

We are subject to many federal, state, local, and foreign regulations relating to various aspects of our business operations. Governmental entities at all levels are continuously enacting new regulations, and it is difficult to identify all applicable regulations and anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with applicable regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, and the Waste Electrical and Electronic Equipment Directive, or WEEE, enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries are subject to WEEE and RoHS. These and similar regulations that have been or are in the process of being enacted in other countries may require us to redesign our products, use different types of materials in certain components, or source alternative components to ensure compliance with applicable standards, and may reduce the availability of parts and components used in our products by negatively impacting our suppliers’ ability to source parts and components in a timely and cost-effective manner.

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

We believe that our existing cash and cash equivalents and availability under the Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next 18 months. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.

Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	fluctuations in cash demands (e.g., due to interest payments or payouts under existing cash compensation plans);

•	sales variability through the year and timing of related cash collections;

•	the effectiveness of our recent efficiency and cost-savings initiatives;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In August 2018, we entered into the Revolving Credit Facility.  The Revolving Credit Facility provides for secured revolving loans in an aggregate amount of up to $15.0 million. The Revolving Credit Facility is secured by substantially all of the Company’s assets, other than intellectual property. The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the 2018 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2018 Credit Agreement and, if they are not repaid, could foreclose upon the assets securing our obligations under the 2018 Facility.

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
As of September 30, 2018, we had outstanding $150.0 million aggregate principal amount of our 2018 Notes and $51.3 million aggregate principal amount of our 2014 Notes.  This significant amount of debt has important risks to us and our investors, including:

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

Our stock is currently traded on NASDAQ, but we can provide no assurance that we will be able to maintain an active trading market on NASDAQ or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2018, we had 39,315,785 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 70.4% of such shares and one stockholder beneficially owned 32.4% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 70.4% held by our top five stockholders as of September 30, 2018) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.

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

In August 2018, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. While we currently have no outstanding debt under the Revolving Credit Facility, we may incur up to $15.0 million of secured debt pursuant to the Revolving Credit Facility . See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about the Revolving Credit Facility.

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

None.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Loan and Security Agreement, dated and effective as of August 2, 2018, between Silicon Valley Bank and Fluidigm Corporation.	8-K	10.1	8/2/2018

10.2	Form of Retention Bonus Exchange Letter.	8-K	10.1	9/20/2018

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated:	November 6, 2018
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	November 6, 2018
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer