Form 10-K
period 2018-12-31
FLUIDIGM CORP
filed 2019-03-18
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________________________________
Commission file number: 001-34180
FLUIDIGM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0513190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7000 Shoreline Court, Suite 100, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 266-6000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐
Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided, pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $151,752,358, based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of March 13, 2019, there were 68,989,239 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with the registrant’s annual meeting of stockholders, scheduled to be held in June 2019, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

Fluidigm Corporation
Fiscal Year 2018
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
____________________________

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “CyTOF,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “Flex Six,” “Helios,” “Hyperion,” “Imaging Mass Cytometry,” “IMC,” “Juno,” “Maxpar,” “MSL,” “Polaris,” “Script Builder,” “Singular,” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
____________________________

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Fluidigm,” the “Company,” “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
Fluidigm is a global company that improves life through comprehensive health insight. Our innovative technologies and multi-omic tools are used by researchers to reveal meaningful insights into health and disease, identify biomarkers to inform decisions, and accelerate the development of more effective therapies. We create, manufacture, and market a range of products and services, including instruments, reagents and software that are used by researchers worldwide.
Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We use proprietary CyTOF® and microfluidics technologies to develop innovative end-to-end solutions that have the flexibility required to meet the needs of translational research and the robustness to support high-impact clinical research studies.
Our mass cytometry Helios™ system deeply profiles cell phenotype and function. Referenced by hundreds of peer-reviewed publications around the world, mass cytometry is setting a new standard in human immune profiling. Transforming biological imaging, our Hyperion™ Imaging System enables highly multiplexed protein biomarker detection in tissues and tumors while still preserving tissue architecture and cellular morphology information using Imaging Mass Cytometry™ (IMC™). Our microfluidic systems complement our mass cytometry offerings by providing highly scalable and automated workflows for quantitative polymerase chain reaction, or PCR, gene expression, copy number variation analysis, and next-generation sequencing library preparation. Used to detect somatic and genomic variations from a range of different sample types, these automated systems provide the cost efficiencies, flexibility and proven analytical performance that customers need to meet the increasing demands of molecular biomarker analysis.
We are a trusted partner of leading academic, government, pharmaceutical, biotechnology, and plant and animal research laboratories worldwide and we strive to increase the quality of life for all.
Market Opportunity
The current markets for our products address a broad range of biological analysis approaches, including the genome, proteome, transcriptome, epigenomics and microbiome used by academic life science research customers, as well as applied markets customers, including clinical research laboratories, biopharmaceutical companies, biorepositories and agricultural biotechnology entities. Our markets are increasingly looking to study data sets across these approaches in a concerted manner to answer pressing questions about immune function across cancer, immunology and immunotherapy.
Strategy
Key elements of our strategy include:
Offering innovative, differentiated products to researchers based on our mass cytometry and microfluidic technologies.

•
Mass cytometry is a leading solution to analyze many cell-surface and intracellular proteins simultaneously in cell suspensions including blood and disassociated tissues. Our products enable innovative methods to characterize cells and other sample types not commonly achieved with other conventional technologies.

•	Imaging Mass Cytometry is a pioneering technology allowing for high multiplexed imaging to understand the composition of tissue microenvironments at a subcellular resolution.

•
Our microfluidic technologies enable a scalable and sensitive solution in fields requiring high-throughput molecular biomarker analysis, whether it be for the analysis of gene expression profiles, genotyping or library preparation in advance of gene sequencing. Microfluidic solutions also enable single-cell genomic analysis across a broad menu of applications.

Expanding addressable markets through attention to assay content, workflow efficiency, software improvements, desirable strategic partnerships and inorganic growth opportunities.
Our strategy addresses expanded and enhanced applications, workflows and analytics to allow our customers better productivity, increasing the value of our toolsets across our mass cytometry and microfluidics products.

•
We have developed a new workflow for comprehensive human immune monitoring for use with our Helios system, as well as application, sample protocol, antibodies and reagents that researchers use to design their own experiments. We have collaborated with industry partners to enable workflows and software for both the Helios and Hyperion systems.

•
We have developed and collaborated with industry partners to build our applications, software and assays on our microfluidic platforms for gene expression, genotyping and sequencing library preparations as well as single-cell applications for our C1 system. Our future development will leverage both in-house informatics as well as externally-partnered solutions to drive towards sample-to-answer functionality across all our platforms.

Products
We market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including integrated fluidic circuits (IFCs), assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Mass Cytometry

Analytical Systems:

Helios™, a CyTOF system	The Helios mass cytometry system performs high-parameter single-cell analysis using antibodies conjugated to metal isotopes.	Mass Cytometry

Hyperion™ Imaging System
The Hyperion Imaging System brings together imaging capability with proven high-parameter CyTOF technology to enable the simultaneous detection of up to 37 protein markers in the spatial context of the tissue microenvironment.
Imaging Mass Cytometry

Hyperion™ Tissue Imager	The Hyperion Tissue Imager scans tissues at 1 micron resolution. It can be purchased as an upgrade for the Helios system to enable imaging capability, then referred to as Hyperion Imaging System.	Imaging Mass Cytometry

Assays and Reagents:

Maxpar® Reagents
Maxpar® reagents are included in multiple product lines addressing needs in functional and phenotypic profiling of single cells, as well as nucleic acid detection. The product lines include pre-conjugated antibodies, application specific kits, and custom antibody labeling services.
Mass Cytometry and Imaging Mass Cytometry.

Maxpar Human Immune Monitoring Panel Kit and Workflow
The kit contains 29 pre-titrated antibodies designed and optimized for deep immune profiling of human peripheral blood mononuclear cells. Enables comprehensive identification and characterization of key immune cell populations. The workflow includes protocol and data analysis.
Mass Cytometry

Product	Product Description	Applications
Microfluidics

Preparatory Instruments:

Access Array System
A modular, flexible system that automates amplicon-based library preparation of up to 480 amplicons across 48 unique samples per processing run. The resulting barcoded libraries are ready for targeted DNA sequencing on next-generation sequencing (NGS) platforms from Illumina® and Ion Torrent®.
Library preparation for targeted DNA sequencing on NGS systems

Juno System
An integrated system that automates the preparation of amplicon-based libraries for targeted next-generation DNA sequencing. Additionally, Juno automates microfluidic workflows for PCR-based gene expression, genotyping, digital PCR, and copy number variant analysis by processing IFCs prior to analysis on Biomark HD or EP1 platforms.
Library preparation for targeted DNA sequencing on NGS systems. End-Point PCR, SNP Genotyping, sample identification, Gene Expression, and digital PCR

Analytical Instruments:

Biomark HD System
Real-time PCR analytical instrument for microfluidics-based analysis of gene expression, single-cell targeted gene expression, microRNA expression, sample identification, SNP genotyping, and real-time digital PCR.
SNP Genotyping, sample identification, Digital PCR, and Gene Expression, including Single-Cell Targeted Gene Expression

EP1 System	End-point PCR analytical instrument for microfluidics-based analysis of SNP genotyping and end-point digital PCR.	SNP Genotyping, sample identification, and Digital PCR

Integrated Fluidic Circuits (IFCs):

LP IFCs	Library Preparation IFCs to support targeted DNA sequencing of 48 or 192 samples on next generation sequencing instruments.	Library preparation for targeted next-generation DNA sequencing

Juno Genotyping IFC	IFC that incorporates preamplification for genotyping of 96 samples and 96 markers on a single run.	Genotyping, sample identification

Dynamic Array IFCs
IFCs based on matrix architecture, allowing users to (i) individually assay up to 24 samples against up to 192 assays, (ii) individually assay up to 48 samples against up to 48 assays, (iii) individually assay up to 96 samples against up to 96 assays, or (iv) individually assay up to 192 samples against up to 24 assays.
Real-time qPCR, End-Point PCR, SNP Genotyping and Gene Expression, including Single-Cell Targeted Gene Expression, sample identification, copy number variant analysis

Digital Array IFCs
IFCs based on partitioning architecture allowing users to (i) individually assay up to 12 samples or panels across 765 chambers, or to (ii) individually assay up to 48 samples across 770 chambers per IFC.
Digital PCR, Copy Number Variation and Variant Detection

Flex Six IFC	IFC that incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs.	Gene Expression and SNP Genotyping

Product	Product Description	Applications
Assays and Reagents:

Delta Gene and SNP Type Assays	Custom designed assays targeted to genomic regions of interest for genotyping and gene expression.	Gene Expression, Single-Cell Targeted Gene Expression, SNP Genotyping

Access Array Target-Specific Primers and Targeted Sequencing Prep Primers	Custom designed assays for NGS library preparation using Access Array chemistry on the Access Array or Juno systems.	Library preparation for targeted next-generation DNA sequencing

Targeted DNA Seq Library Assays	Custom designed assays for NGS library preparation using Targeted DNA Sequencing Library Preparation chemistry on the Access Array or Juno systems.	Library preparation for targeted next-generation DNA sequencing

Single Cell Microfluidics

Preparatory Instrument:

C1 System	Sample preparation system that rapidly and reliably isolates and processes individual cells for genomic analysis.
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing (Full Length and End-Counting), Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome Sequencing, and Single-Cell Whole Genome DNA Sequencing, Single-Cell Epigenetics, Total RNA sequencing, T-ATAC-seq, REAP-Seq (RNA and Protein)

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
Single-Cell Targeted Gene Expression, Single-Cell microRNA Analysis, Single-Cell mRNA Sequencing (Full Length and End-Counting), Single-Cell Targeted DNA Sequencing, Single-Cell Whole Exome DNA Sequencing, and Single-Cell Whole Genome DNA Sequencing, Total RNA sequencing, T-ATAC-seq, REAP-Seq (RNA and Protein). Additional customer and 3rd-party developed applications available through Fluidigm Script Hub

Polaris IFC
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
Instrumentation and Software
Our mass cytometry instrumentation technology includes a custom-designed inductively coupled plasma ion source, ion-optical and vacuum systems, and instrument control electronics. With our Helios system, which is an enhanced version of our CyTOF 2 system, individual cells are atomized, ionized, and extracted. A time-of-flight mass analyzer separates atomic ions of different mass-to-charge ratios, providing information on temporal distribution of ions. The Hyperion Imaging System combines mass cytometry technology with imaging capability to enable simultaneous interrogation of up to 37 protein markers in the spatial context of the tissue microenvironment. Our systems have the ability to utilize up to 135 channels to detect additional parameters to meet future market needs.
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
Assays and Reagents
We manufacture metal-conjugated antibodies for use with our mass cytometry instruments to allow detection of up to approximately 37 protein targets simultaneously in a single cell. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.
Our Delta Gene and single-nucleotide polymorphism type, or SNP Type, assay products consist of assay design and custom content delivery systems for gene expression and genotyping, respectively. These offerings provide low-cost alternatives to other available chemistries, and allow customers to use IFCs in more flexible ways. PCR assay reagents need to be specific to the gene targets of interest but the process of designing a set of assays may delay the implementation experiments or require the use of expensive pre-designed assays. We have developed a process to provide customers with validated assays for their targets of interest.

Life Science Research
Our products enable comprehensive interrogation of biological samples across a range of genomic and protein molecular biomarkers.
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
There are several forms of genetic analysis in use today, including genotyping, gene expression analysis and DNA sequencing:

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

Gene expression and genotyping are studied through a combination of various technology platforms that characterize gene function and genetic variation. These platforms often rely on PCR amplification to generate exponential copies of a DNA sample to provide sufficient signal to facilitate detection. Real-time quantitative PCR, or real-time qPCR, is a more advanced form of PCR that makes it possible to quantify the number of copies of DNA present in a sample.
Proteomics
Another focus within life science research is protein analysis, the study of proteins and their structures and functions. Proteins perform a vast array of functions within living organisms, including catalyzing metabolic reactions, replicating DNA, signaling response to stimuli and transporting molecules from one location to another. The proteome varies and is dynamic. Every cell in an individual organism has the same set of genes, but the set of proteins produced in different tissues differ from one another and are dependent on gene expression. Protein analysis is required to profile and understand cellular function as well as the interaction in tissues and other complex microenvironments.
There are several forms of high-throughput protein analysis in use today, including mass spectrometry, traditional flow cytometry, immunohistochemistry and both suspension and imaging mass cytometry.

•
Mass spectrometry is an analytical chemistry technique that measures the mass-to-charge ratio in molecules using external electric and magnetic fields. Mass spectrometry techniques are limited to bulk samples and provide an understanding of global protein dynamics on a tissue or organism level, but do not, by themselves, enable researchers to analyze data at a single cell level.

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

•
Immunohistochemistry is a method by which cells in a tissue section are stained with antibodies and then imaged with a conventional or fluorescent microscope. Antibodies selected to bind to proteins of interest can be conjugated with either chromogenic or fluorescent labels, allowing cellular proteins to be visualized in spatial context. Immunohistochemistry is used broadly throughout the life sciences industry, and in clinical research to better understand the characteristics and relationship of cancerous versus normal cells in biopsy tissue. In general, the number of simultaneously imageable proteins is less than five, with researchers only able to achieve a higher-parameter resolution using serial sections (several adjacent sections of the same tissue) or other highly laborious, more serial staining methods.

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

Customers
We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for 2018, 2017, or 2016.
Marketing, Sales, Service and Support
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our sales and marketing efforts are targeted at laboratory directors and principal investigators at leading academic, translational research, healthcare consortiums, and biopharmaceutical companies who need reliable life science automation solutions to power their disease research with the goal of providing actionable insights.
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
As of December 31, 2018, we had 190 people employed in sales, technical support, and marketing, including 82 sales representatives and applications specialists located in the field.
Manufacturing
Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our IFCs and manages production of our genomics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in the United States.  As part of our on-going efforts related to operational excellence and improving efficiencies, we are consolidating our North American production activities into our Canadian facility.
We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our Biomark system; specialized pneumatic and electronic components for our C1, Juno, Callisto, and Polaris systems; the electron multiplier detector included in, and certain metal isotopes used with, our

Helios system; specially developed lasers used in our Hyperion Imaging System; and certain raw materials for our Delta Gene and SNP Type assays and Access Array Target-Specific primers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
Research and Development
We have assembled experienced research and development teams at our South San Francisco, California, Markham, Ontario, Canada, and Singapore locations with the scientific, engineering, software, bioinformatic, and process talent that we believe is required to grow our business.
The largest component of our current research and development effort is in the areas of new products, new applications and new content. We developed a high-throughput C1 IFC (HT IFC) for handling up to 800 medium sized cell types applied to the work-flows of the Fluidigm-installed base instruments. In the area of mass cytometry, we developed an initial prototype imaging mass cytometer instrument in 2016, and successfully launched the commercial Hyperion Imaging System in October 2017. The imaging mass cytometer system provides spatial resolution of protein expression in complex tissue samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of up to 37 proteins. We also developed metal-labeled antibodies compatible with formalin fixed paraffin embedded tissue samples, to be used with the Hyperion. We also invest significantly in research and development efforts to expand our single-cell and production genomics applications. For example, we continue to develop and commercialize various panel sets for cancer research for use with our systems. In 2017, we successfully launched the Advanta™ Immuno-Oncology Gene Expression Assay, which is a 170-gene expression qPCR assay that enables profiling of tumor immunobiology and new biomarker identification.
The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing costs, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.
Our research and development expenses were $30.0 million, $30.8 million and $38.4 million in 2018, 2017, and 2016 respectively. As of December 31, 2018, 103 of our employees were engaged in research and development activities.
Competition
The life science markets are highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. We believe that the principal competitive factors in our target markets include competition for human resources; cost of capital equipment and supplies; reputation among customers; innovation in product offerings; flexibility and ease of use; accuracy and reproducibility of results; and compatibility with existing laboratory processes, tools, and methods.
We compete with both established and development stage life science companies that design, manufacture, and market instruments for gene expression analysis, genotyping, other nucleic acid detection, protein expression analysis, imaging, and additional applications. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets. Many of our competitors enjoy several competitive advantages over us, including significantly greater name recognition; greater financial and human resources; broader product lines and product packages; larger sales forces and eCommerce channels; larger and more geographically dispersed customer support organization; substantial intellectual property portfolios; larger and more established customer bases and relationships; greater resources dedicated to marketing efforts; better established and larger scale manufacturing capability; and greater resources and longer experience in research and development. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
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

Intellectual Property
Patents
We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2018, we owned or licensed over 550 patents and we had approximately 155 pending patent applications worldwide. Our patents have expiration dates ranging up to 2036.
License Agreements
We have entered into licenses for technologies from various companies and academic institutions.
Microfluidic Technologies. Our core microfluidics technology originated at the California Institute of Technology, or Caltech, in the laboratory of Professor Stephen Quake, who is a co-founder of Fluidigm. We license microfluidics technology from Caltech, Harvard University, and Caliper Life Sciences, Inc. (Caliper), which subsequently became a PerkinElmer company:

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

Instrumentation and Digital PCR. On June 30, 2011, we settled litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific) and its subsidiary Applied Biosystems, LLC, referred to as Life. The agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from Caltech. In July 2011, pursuant to the terms of the agreements, we paid Life $2.0 million in connection with our exercise of an option to preclude Life from initiating litigation under its patents existing as of June 30, 2011 against our customers for two years and against our company, with respect to our current products and equivalent future products, for four years, subject to certain exceptions. In November 2017, we settled pending litigation with Life and, pursuant to the terms of the settlement, one of the patent license agreements was amended to provide Life with a fully paid-up license under the patents covered by the agreement, subject to certain field of use restrictions. The license agreement will terminate with the last-to-expire of the licensed patents, which is expected to be in 2028.
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
Government Regulation
Our products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, they are not subject to regulation by the U.S. Food and Drug Administration (FDA). Rather, while FDA regulations require that research use only products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” or RUO products, the regulations do not subject such products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices.
In November 2013, the FDA issued a final guidance document stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by the FDA under premarket and postmarket control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FFDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications, or PMAs, have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
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
Environmental Matters
We are subject to many federal, state, local, and foreign environmental regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE), both enacted in the European Union, regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries are subject to RoHS and WEEE requirements. If we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
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
Geographic Area Information
During the last three years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States totaled $64.8 million, or 57% of our total revenue, in 2018, compared to $56.1 million, or 55% of our total revenue, in 2017, and $51.8 million, or 50% of our total revenue, in 2016. The majority of our long-lived assets are located within the United States, in Singapore and in Canada. Please see Note 3 and Note 12 to our audited consolidated financial statements for additional information regarding geographic areas.
Seasonality
Our business is not subject to significant seasonality. However, the timing of customer orders and shipments, customer budget and spending cycles, and new product releases can result in variability in our quarterly revenues.
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
Backlog
We manufacture products based on forecasts of our customers’ demand and advance non-binding commitments from customers as to future purchases. Our customers generally do not place purchase orders far in advance. A substantial portion of our products are sold on the basis of standard purchase orders that are cancellable prior to shipment without penalty. Accordingly, backlog at any given time is not a meaningful indicator of future sales.
Employees
As of December 31, 2018, we had 535 employees, of which 103 work in research and development, 107 work in general and administrative, 135 work in manufacturing, and 190 work in sales, technical support, and marketing. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.
Corporate and Available Information
We were incorporated in California in May 1999 as Mycometrix Corporation, changed our name to Fluidigm Corporation in April 2001, and reincorporated in Delaware in July 2007. Our principal executive offices are located at 7000 Shoreline Court, Suite 100, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.fluidigm.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://investors.fluidigm.com. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC.
The contents of our website are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-K. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.
Risks Related to Fluidigm’s Business and Strategy
Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year due to a number of factors, and a significant variance in our operating results or rates of growth, if any, could lead to substantial volatility in our stock price.
Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. For example, our revenue declined year-over-year in 2016 compared to 2015, and in 2017 compared to 2016. In 2018, we returned to revenue growth, but we may not be able to achieve similar revenue growth in future periods. We are also increasingly dependent on our mass cytometry business, which is very capital intensive. Variability in our quarterly or annual results of operations, mix of product revenue, including any decline in our mass cytometry revenue, or variability in rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems, particularly our proteomics systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.
The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations and rates of revenue growth, if any. We have experienced significant revenue growth in the past but we may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to achieve adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations. We expect that our sales will continue to fluctuate on an annual and quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.
We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.0 million, $60.5 million, and $76.0 million during the years 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $558.9 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.

Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations. We believe that our continued investment in research and development, sales, and marketing is essential to our long-term competitive position and future revenue growth and, as a result, we may incur operating losses for the foreseeable future and may never achieve profitability.
The life science markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression or protein expression analysis, single nucleotide polymorphism genotyping, or SNP genotyping, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, nanotechnology, high-throughput DNA sequencing, microdroplets, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do. For example, companies such as 10X Genomics, Inc., Affymetrix, Inc. (now part of Thermo Fisher Scientific Inc.), Agena Bioscience, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Bio-Rad Laboratories, Inc., Cellular Research, Inc. (now a part of Becton, Dickinson and Company), Danaher Corporation, Illumina, Inc., Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.), LGC Limited, Luminex Corporation, Millipore Corporation, NanoString Technologies, Inc., PerkinElmer, Inc. (through its acquisition of Caliper Life Sciences, Inc.), RainDance Technologies, Inc. (acquisition by Bio-Rad Laboratories, Inc. pending), Roche Diagnostics Corporation, Sony Corporation, Thermo Fisher Scientific Inc., WaferGen Bio-systems, Inc., Cytek Biosciences, Inc., Akoya Biosciences, Inc., Innova Biosciences Ltd., QIAGEN N.V., 1CellBio, Inc., Berkeley Lights, Inc., and Mission Bio, Inc. have products that compete in certain segments of the market in which we sell our products. In addition, we have experienced increased competition in the single-cell genomics market, including new product releases from 10X Genomics, Inc. and WaferGen Bio-systems, Inc., as well as the acquisition of Cellular Research by Becton Dickinson and Company and an announced exclusive partnership between Illumina, Inc. and Bio-Rad Laboratories, Inc. In addition, due to the release of our Hyperion imaging mass cytometry system, we now are exposed to competition from companies offering imaging-based systems, specialized reagents and/or services including Carl Zeiss Inc., Leica Biosystems, Nikon Corporation, Olympus America Inc., Roche Diagnostics Corporation, PerkinElmer, Inc., Agilent Technologies, Inc., IonPath Inc., Zellwerk GmbH, Bruker Corporation, Shimadzu Corporation, NanoString Technologies, Inc., and Neogenomics (Multiomyx).
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
Additionally, all of our integrated fluidic circuits (IFCs) for commercial sale are manufactured at our facility in Singapore. Production of the elastomeric block that is at the core of our IFCs is a complex process requiring advanced clean rooms, sophisticated equipment, and strict adherence to procedures. Any contamination of the clean room, equipment malfunction, or failure to strictly follow procedures can significantly reduce our yield in one or more batches. We have in the past experienced variations in yields due to such factors. A drop in yield can increase our cost to manufacture our IFCs or, in more severe cases, require us to halt the manufacture of our IFCs until the problem is resolved. Identifying and resolving the cause of a drop in yield can require substantial time and resources.
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
Our business depends on research and development spending levels of our customers, a reduction in which could limit our ability to sell our products and adversely affect our business.
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and agricultural biotechnology (Ag-Bio) companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems, IFCs, assays, and reagents. These reductions and delays may result from factors that are not within our control, such as:

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
We manufacture our genomics analytical and preparatory instruments and IFCs for commercial sale at our facility in Singapore and our mass cytometry instruments for commercial sale at our facility in Canada. Our assays and reagents for commercial sale have been manufactured at our headquarters in the United States, however, we are consolidating our North American production activities into our Canada facility as part of our on-going efforts related to operational excellence and improving efficiencies. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead times to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
We generate a substantial portion of our revenue internationally and our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
During the years 2018, 2017, and 2016, approximately 57%, 55%, and 49% respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation and other data privacy requirements, labor and employment regulations, anticompetition regulations, the U.K. Bribery Act of 2010 and other anticorruption laws, and the RoHS and WEEE directives, which regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;

•	required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control;

•	export requirements and import or trade restrictions;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems

•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we sell our products, including as a result of the 2016 advisory referendum approving the separation of the United Kingdom from the European Union (Brexit);

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
We are subject to fluctuations in the exchange rate of the U.S. Dollar and foreign currencies.
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
Our reliance on single and sole source suppliers and assembly service providers also subjects us to other risks that could harm our business, including the following:

•	we may be subject to increased component or assembly costs and

•	we may not be able to obtain adequate supply or services in a timely manner or on commercially reasonable terms.
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
Our customer base is primarily composed of academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, biopharmaceutical, biotechnology, and Ag-Bio companies, and contract research organizations that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications require substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.
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
Our business operations depend upon the continuing efforts of our management team and other skilled and experienced personnel, and if we are unable to retain them or to recruit and train new key executives, scientists, and technical support personnel, we may be unable to achieve our goals.
Our success depends largely on the skills, experience, and performance of key members of our management team and key scientific and technical support personnel. The loss of the services of any key member of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key man life insurance with any of our employees.
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
Our business growth strategy involves the potential for significant acquisitions, and our operating results and prospects could be harmed if we are unable to integrate future acquisitions successfully.
We may acquire other businesses to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:

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

Security breaches, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results.
We are dependent upon our data and information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Our information technology systems may be damaged, disrupted or shut down due to attacks by experienced programmers or hackers who may be able to penetrate our security controls and deploy computer viruses, cyberattacks, phishing schemes, or other malicious software programs, or due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information and unauthorized release of customer, supplier or employee data, any of which could expose us to a risk of legal claims or proceedings, liability under privacy or other laws, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches. The cost and operational consequences of implementing further data protection measures, either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results.
We have implemented security controls to protect our information technology infrastructure but, despite our efforts, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. If confidential data is later determined to have been released in the course of this event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. As of the date of this filing, we estimate the costs associated with the intrusion to be approximately $1.5 million; and are seeking to recover these costs under an applicable insurance policy. Although we believe we have now contained the disruption, we anticipate additional work and expense in the future as we continue to respond to the attack and further enhance our security processes and initiatives.
In addition to risks affecting our own systems, we could also be negatively impacted by a data breach or cyber incident happening to a third party’s network and affecting us. Third parties with which we conduct business have access to certain portions of our sensitive data, including information pertaining to our customers and employees. In the event that these third parties do not adequately safeguard our data, security breaches could result and negatively impact our business, operations, and financial results.
Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives in the time frame anticipated or at all.
Since 2017, we have been implementing efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. Further actions such as these may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of these efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to grow our business and become profitable may not be successful.

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
In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process, or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our Biomark system involves real-time quantitative polymerase chain reaction (qPCR) technology. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation (now part of Thermo Fisher Scientific) and Roche Diagnostics Corporation, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.
If we seek to be regulated as a medical device manufacturer by the U.S. Food and Drug Administration and foreign regulatory authorities, and seek approval and/or clearance for our products, the regulatory approval process would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive. If our products were successfully approved and/or cleared, we would be subject to ongoing and extensive regulatory requirements, which would increase our costs and divert resources away from other projects. If we obtained FDA clearance or approval and we failed to comply with these requirements, our business and financial condition could be adversely impacted.
Our products are currently labeled, promoted and sold to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, contract research organizations, and biopharmaceutical, biotechnology, and Ag-Bio companies “for research use only” (RUO), and are not designed, or intended to be used, for clinical diagnostic tests or as medical devices as currently marketed. Before we can begin to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
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
As products that are currently labeled, promoted and intended “for research use only” (RUO), our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current sales, marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products in their own laboratory developed tests (LDTs) for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.
Additionally, on November 25, 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. These circumstances may include written or verbal sales and marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications.

If the FDA modifies its approach to our products labeled and intended as RUO, or otherwise determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic purposes, before we have obtained regulatory clearance or approval to market our products for diagnostic purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, if the FDA determines that our products labeled as RUO were intended, based on a review of the totality of circumstances, for use in clinical investigation or diagnosis, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action.
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
Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we continue to evaluate our need for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Global Select Market (Nasdaq), the SEC, or other regulatory authorities, which would require additional financial and management resources.
Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.
As of December 31, 2018, we had approximately $165.9 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and $61.8 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc., or DVS, in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
We believe that our existing cash and cash equivalents and availability under the Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next 18 months. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	fluctuations in cash demands (e.g., due to interest payments or payouts under existing cash compensation plans);

•	sales variability through the year-end timing of related cash collections:

•	the effectiveness of our recent efficiency and cost-savings initiatives;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
To the extent we draw on our $15.0 million revolving senior credit facility (the “2018 Facility”) or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing in addition to the 2018 Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay development or commercialization of our products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products, or cease operations. Any of these factors could harm our operating results.
If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
In August 2018, we entered into the Revolving Credit Facility.  The Revolving Credit Facility provides for secured revolving loans in an aggregate amount of up to $15.0 million. The Revolving Credit Facility is secured by substantially all of our assets, other than intellectual property. The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the 2018 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2018 Credit Agreement and, if they are not repaid, could foreclose upon the assets securing our obligations under the 2018 Facility.
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
Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the “Code,” imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state net operating losses, referred to as our NOLs, following an ownership change.
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
The global credit and financial markets have in recent years experienced volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. In addition, certain geopolitical events, including the prolonged shutdown of the United States government and the ongoing negotiation of the United Kingdom’s withdrawal from the European Union, have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life science, Ag-Bio, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.
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
For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance (ASU 2014-09) Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance was effective for our fiscal year 2018. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of retained earnings as of January 1, 2018. To date, the adoption has not had a material impact on our consolidated financial statements. Additional disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard, which required us to make certain changes to our business processes and controls to support revenue recognition and disclosure under the new standard.
The FASB also issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle is that lessees should recognize the assets and liabilities arising from leases on the balance sheet. Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. We will adopt ASU 2016-02 as of January 1, 2019. We continue to evaluate the initial cumulative effect of the new standard as well as on our ongoing financial reporting. We continue to identify the appropriate changes to our business processes, systems, and controls to support the new lease standards and the required disclosures under the new standard.
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
We have significant outstanding convertible debt, and may be required to repay, refinance or restructure a portion of such debt before 2021. As of December 31, 2018, we had outstanding $150.00 million aggregate principal amount of our 2018 Notes and $51.3 million aggregate principal amount of our 2014 Notes. Subsequent to December 31, 2018, all of the 2018 Notes have since been converted into shares of our common stock pursuant to conversion notices received from the holders of such 2018 Notes and in connection with the Issuer’s Conversion Option and no 2018 Notes remain outstanding. Please see the section entitled “Recent Developments” in Part II, Item 7 of this Form 10-K for more information on the conversion of the 2018 Notes.
The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of each of the applicable series of Notes, holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.

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
Our stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2018, we had 49,338,473 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46.6%of such shares and one stockholder beneficially owned 25.3% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 46.6% held by our top three stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.
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

•	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.
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
Risks Related to Our Outstanding Convertible Notes
Our outstanding convertible notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
Our outstanding 2014 Notes rank:

•	senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2014 Notes;

•	equal in right of payment to all of our liabilities that are not so subordinated;

•
effectively junior in right of payment to any of our secured indebtedness, including, but not limited to, any indebtedness under the Revolving Credit Facility, to the extent of the value of the assets securing such indebtedness; and

•	structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
In February 2014, we completed the offering of our 2014 Notes with an aggregate outstanding principal amount of $201.3 million. In March 2018, we completed an exchange of $150.0 million in aggregate principal amount of our 2014 Notes for $150.0 million in aggregate principal amount of our 2018 Notes, leaving approximately $51.3 million in aggregate principal amount of 2014 Notes outstanding. Subsequent to December 31, 2018, all of the 2018 Notes have since been converted into shares of our common stock pursuant to conversion notices received from the holders of such 2018 Notes and in connection with the Issuer’s Conversion Option and no 2018 Notes remain outstanding. Please see the section entitled “Recent Developments” in Part II, Item 7 of this Form 10-K for more information on the conversion of the 2018 Notes. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranks senior in right of payment to 2014 Notes will be available to pay obligations on the 2014 Notes only after the secured debt, including but not limited to, any indebtedness under the Revolving Credit Facility, has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the 2014 Notes only after all claims senior to the 2014 Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the 2014 Notes then outstanding. The indenture governing the 2014 Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit our subsidiaries from incurring additional liabilities.

The 2014 Notes are our obligations only and some of our operations are conducted through, and a portion of our consolidated assets are held by, our subsidiaries.
The 2014 Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the 2014 Notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans, or otherwise, to pay amounts due on our obligations, including the 2014 Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the 2014 Notes or to make any funds available for that purpose. In addition, dividends, loans, or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business and tax considerations.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the 2014 Notes.
We expect that many investors in, and potential purchasers of, the 2014 Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2014 Notes. Investors would typically implement such a strategy by selling short the common stock underlying the 2014 Notes and dynamically adjusting their short position while continuing to hold the 2014 Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the 2014 Notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the 2014 Notes. This could, in turn, adversely affect the trading price and liquidity of the 2014 Notes.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Although the direction and magnitude of the effect that Regulation SHO, FINRA, securities exchange rule changes, and implementation of the Dodd-Frank Act may have on the trading price and the liquidity of the 2014 Notes will depend on a variety of factors, many of which cannot be determined at the date of this report, past regulatory actions (such as certain emergency orders issued by the SEC in 2008 prohibiting short sales of stock of certain financial services companies) have had a significant impact on the trading prices and liquidity of convertible debt instruments. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the 2014 Notes to effect short sales of our common stock, borrow our common stock, or enter into swaps on our common stock or increases the costs of implementing an arbitrage strategy could adversely affect the trading price and the liquidity of the 2014 Notes.
Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the 2014 Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this report, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. The market price of our common stock could also decline as a result of sales of a large number of shares of our common stock in the market, particularly sales by our directors, executive officers, employees, and significant stockholders, and the perception that these sales could occur may also depress the market price of our common stock. A decrease in the market price of our common stock would likely adversely impact the trading price of the 2014 Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the 2014 Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the 2014 Notes.

We have incurred additional debt and may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We are not restricted under the terms of the indenture governing the 2014 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the 2014 Notes that could have the effect of diminishing our ability to make payments on the 2014 Notes when due. Any failure by us or any of our significant subsidiaries to make any payment at maturity of indebtedness for borrowed money in excess of $15.0 million or the acceleration of any such indebtedness in excess of $15.0 million would, subject to the terms of the indenture governing the 2014 Notes, constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the 2014 Notes when required.
In August 2018, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. While we currently have no outstanding debt under the Revolving Credit Facility, we may incur up to $15.0 million of secured debt pursuant to the Revolving Credit Facility. See Note 6 to the Consolidated Financial Statements included in this Form 10-K for more information about the Revolving Credit Facility.
We may not have the ability to raise the funds necessary to repurchase the 2014 Notes upon specified dates or upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2014 Notes.
Holders of the 2014 Notes have the right to require us to repurchase all or a portion of their 2014 Notes on certain dates or upon the occurrence of a fundamental change at a repurchase price equal to, for the 2014 Notes, 100% of the principal amount of the 2014 Notes to be repurchased plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2014 Notes surrendered therefor.
In addition, our ability to repurchase the 2014 Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the 2014 Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2014 Notes when required.
Holders of 2014 Notes are not entitled to any rights with respect to our common stock, but they are subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.
Holders of 2014 Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date with respect to any 2014 Notes they surrender for conversion, but they are subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date with respect to any 2014 Notes surrendered for conversion, then the holder surrendering such 2014 Notes will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
We have made only limited covenants in the indenture governing the 2014 Notes, and these limited covenants may not protect a noteholder's investment.
The indenture governing the 2014 Notes does not:

•
require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows, or liquidity and, accordingly, does not protect holders of the 2014 Notes in the event that we experience adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to guarantee or incur indebtedness that would rank structurally senior to the 2014 Notes;

•	limit our ability to incur additional indebtedness, including secured indebtedness;

•	restrict our subsidiaries’ ability to issue securities that would be senior to our equity interests in our subsidiaries and therefore would be structurally senior to the 2014 Notes;

•	restrict our ability to repurchase our securities;

•	restrict our ability to pledge our assets or those of our subsidiaries; or

•	restrict our ability to make investments or pay dividends or make other payments in respect of our common stock or our other indebtedness.
Furthermore, the indenture governing the 2014 Notes contains only limited protections in the event of a change of control. We could engage in many types of transactions, such as acquisitions, refinancings, or certain recapitalizations, that could substantially affect our capital structure and the value of the 2014 Notes and our common stock but may not constitute a “fundamental change” that permits holders to require us to repurchase their 2014 Notes or a “make-whole fundamental change” that permits holders to convert their 2014 Notes at an increased conversion rate. For these reasons, the limited covenants in the indenture governing the 2014 Notes may not protect a noteholder's investment in the 2014 Notes.
The increase in the conversion rate for 2014 Notes converted in connection with a make-whole fundamental change or provisional redemption may not adequately compensate noteholders for any lost value of the 2014 Notes as a result of such transaction or redemption.
If (i) a make-whole fundamental change occurs prior to February 6, 2021, or (ii) upon our issuance of a notice of provisional redemption, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for the 2014 Notes converted in connection with such events. The increase in the conversion rate for the 2014 Notes converted in connection with such events may not adequately compensate noteholders for any lost value of the 2014 Notes as a result of such transaction or redemption. In addition, if the price of our common stock in the transaction is greater than $180.00 per share or less than $39.96 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate for the 2014 Notes. Moreover, in no event will the conversion rate per $1,000 principal amount of 2014 Notes as a result of this adjustment exceed 25.0250 shares of common stock, subject to adjustment.
Our obligation to increase the conversion rate for 2014 Notes converted in connection with such events could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The conversion rate of the 2014 Notes may not be adjusted for all dilutive events.
The conversion rate of the 2014 Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the 2014 Notes or our common stock. An event that adversely affects the value of the 2014 Notes may occur, and that event may not result in an adjustment to the conversion rate.
Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the 2014 Notes.
Upon the occurrence of a fundamental change, a holder of 2014 Notes has the right to require us to repurchase the 2014 Notes. However, the fundamental change provisions will not afford protection to holders of 2014 Notes in the event of other transactions that could adversely affect the 2014 Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the 2014 Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the 2014 Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of 2014 Notes.
In addition, absent the occurrence of a fundamental change or a make-whole fundamental change as described under changes in the composition of our board of directors will not provide holders with the right to require us to repurchase the 2014 Notes or to an increase in the conversion rate upon conversion.
We cannot assure noteholders that an active trading market will develop or be maintained for the 2014 Notes.
We do not intend to apply to list our outstanding 2014 Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. In addition, the liquidity of the trading market in the 2014 Notes and the market price quoted for the 2014 Notes may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure noteholders that an active trading market will develop or be maintained for the 2014 Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the 2014 Notes may be adversely affected. In that case, noteholders may not be able to sell the 2014 Notes at a particular time or at a favorable price.
Any adverse rating of the 2014 Notes may cause their trading price to fall.
We do not intend to seek a rating on the 2014 Notes. However, if a rating service were to rate the 2014 Notes and if such rating service were to lower its rating on the 2014 Notes below the rating initially assigned to the 2014 Notes or otherwise announces its intention to put the 2014 Notes on credit watch, the trading price of the 2014 Notes could decline.
Holders of 2014 Notes may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the 2014 Notes even though they do not receive a corresponding cash distribution.
The conversion rate of the 2014 Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, a noteholder may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a noteholder's proportionate interest in us could be treated as a deemed taxable dividend to you. If a make-whole fundamental change occurs prior to February 6, 2021 or upon our issuance of a notice of provisional redemption, under some circumstances, we will increase the conversion rate for the 2014 Notes converted in connection with the make-whole fundamental change or provisional redemption. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. For a non-U.S. holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the 2014 Notes.
Any conversions of the 2014 Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.
Any conversion of some or all of the 2014 Notes will dilute the ownership interests of our existing stockholders. The initial conversion price under the 2014 Notes is approximately $55.94. As a result, each of the outstanding 2014 Notes is initially convertible into 17.8750 shares of our common stock per $1,000 principal amount. Issuances of shares of common stock upon conversion of our 2014 Notes could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, the existence of the 2014 Notes may encourage short selling by market participants because the conversion of the 2014 Notes could depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We lease approximately 74,100 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in April 2020. Additionally, we lease office, laboratory and manufacturing space in Singapore of approximately 50,000 square feet and in Ontario, Canada of approximately 44,500 square feet under leases that expire in June 2022 and March 2026, respectively. As of December 31, 2018, we also leased office space in Japan, China, and France, with various expiration dates through February 2026. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes.

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
We had 86 stockholders of record as of March 13, 2019; however, because many of our outstanding shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.
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
The following graph compares, from December 31, 2013 through December 31, 2018, the cumulative total return for our common stock, the Nasdaq Composite Total Return Index, and the Nasdaq US Benchmark Medical Equipment Index, assuming in each case an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016, and consolidated balance sheet data as of December 31, 2018, and December 31, 2017 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2016, December 31, 2015, and December 31, 2014 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$112,964	$101,937	$104,446	$114,712	$116,456
Loss from operations	(48,164)	(58,360)	(73,190)	(50,155)	(51,836)
Net loss	(59,013)	(60,535)	(75,985)	(53,315)	(52,830)
Net loss per share, basic and diluted	(1.49)	(1.84)	(2.62)	(1.86)	(1.90)

	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$95,401	$63,136	$59,430	$101,465	$142,800
Working capital (1)	100,988	71,565	76,334	123,433	133,440
Total assets (2)	303,647	287,351	306,395	370,050	406,506
Total long-term debt (2)	172,058	195,238	194,951	194,673	194,402
Total stockholders’ equity	72,116	30,935	53,233	114,901	150,419

(1) Working capital excludes deferred revenue.
(2) $1.0 million and $1.1 million of debt issuance costs for Convertible notes were previously included in Total assets reclassified to Total long-term debt as a deduction in December 31, 2015 and December 31, 2014, respectively.

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
Overview
Fluidigm is a global company that improves life through comprehensive health insight. Our innovative technologies and multi-omic tools are used by researchers to reveal meaningful insights in health and disease, identify biomarkers to inform decisions and accelerate the development of more effective therapies. We create, manufacture, and market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including IFCs, assays, and reagents.
Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We use proprietary CyTOF® and microfluidics technologies to develop innovative end-to-end solutions that have the flexibility required to meet the needs of translational research and the robustness to support high-impact clinical research studies. We sell our products to leading academic, government, pharmaceutical, biotechnology and plant and animal research laboratories worldwide.
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, which are assembled by our contract manufacturer located within our in Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in the United States. We also manufacture assays and reagents at our facilities in the United States.  As part of our on-going efforts related to operational excellence and improving efficiencies, we are consolidating our North American production activities into our Canadian facility.
Our total revenue was $113.0 million in 2018, $101.9 million in 2017, and $104.4 million in 2016. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2018, our accumulated deficit was $558.9 million.
At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. We implemented certain operational efficiencies and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. In 2017 and 2018, we have grown our revenues, increased gross margins, reduced operating expenses, streamlined our manufacturing operations, and rationalized our headcount and facilities. These activities have resulted in lower net losses, improving from $76.0 million in 2016 to $59.0 million in 2018. We have also strengthened our balance sheet through the issuance of common stock and refinancing our convertible debt. In August 2017, we sold 9.1 million shares of common stock for aggregate net proceeds of approximately $28.8 million; in December 2018, we sold approximately 9.4 million shares of common stock for aggregate net proceeds of $59.1 million. In March 2018, we refinanced $150 million of our convertible debt which effectively extended the maturity of the debt while providing us with additional financing flexibility. These transactions are described in Note 6 and Note 8 of our audited 2018 consolidated financial statements.
Recent Developments
From January 9, 2019 through February 27, 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount pursuant to the terms of the Second Supplemental Indenture dated March 6, 2018, between us and U.S. Bank National Association (Trustee) to the Indenture dated as of February 14, 2014, between us and the Trustee. As a result of such voluntary conversions, we have elected to fully satisfy our conversion obligations by delivering approximately 17.9 million shares of our common stock to such holders and have retired approximately $138.1 million of the 2018 Notes. On February 27, 2019, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option pursuant to the terms of the Second Supplemental Indenture with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. These bonds were converted into approximately 1.5 million shares of our common stock and the bonds retired in March 2019.
In early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. If confidential data is later determined to have been released in the course of this event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. As of the date of this filing, we estimate the costs associated with the intrusion to be approximately $1.5 million and are seeking to recover these costs under an applicable insurance policy. Although we believe we have now contained the disruption, we anticipate additional work and expense in the future as we continue to respond to the attack and further enhance our security processes and initiatives.

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

We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating of our audited 2018 consolidated financial statements.

Revenue Recognition

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our mass cytometry, high-throughput genomics and single-cell genomics instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, repairs, installation, training and other specialized product support services. We also receive revenue from our license agreements with third parties. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities.

We recognize revenue based on the amount of consideration we expect to receive in exchange for the goods and services we transfer to the customer. Our commercial arrangements typically include multiple distinct products and services, and we allocate revenue to these performance obligations based on their relative standalone selling prices. Standalone selling prices (SSPs) are generally determined using observable data from recent transactions. In cases where sufficient data is not available, we estimate a product’s SSP using a cost plus a margin approach or by applying a discount to the product’s list price.

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

Revenue associated with instrument service contracts is recognized on a straight-line basis over the life of the agreement, which is generally one to three years. We believe this approach is appropriate for service contracts because we provide services on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments made in advance of service are reported on our consolidated balance sheet as deferred revenue.

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

Significant Judgments

Applying the revenue recognition practices discussed above often requires significant judgment. Judgment is required when identifying performance obligations, estimating SSP and allocating purchase consideration in multi-element arrangements and estimating the future amount of our warranty obligations. Significant judgment is also required when interpreting commercial terms and determining when control of goods and services passes to the customer. Any material changes created by errors in judgment could have a material effect on our operating results and overall financial condition.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Our intangible assets include developed technology, patents and licenses. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

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

We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. We did not recognize any impairment of long-lived assets for any of the periods presented herein.

Convertible Notes

In February 2014, we closed an underwritten public offering $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes remained outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes.

As the 2018 Notes are convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million, which was recorded in additional paid-in-capital and reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes will be amortized over the expected term of the 2018 Notes, using the effective interest method through the first note holder put date of February 6, 2023.

For both the 2014 Notes and 2018 Notes, offering-related costs, including underwriting costs, were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.

Stock-Based Compensation

Our board of directors sets the terms, conditions, and restrictions related to our Employee Stock Purchase Plan (ESPP) and the grant of stock options, Restricted Share Units (RSUs) and performance-based awards under our various stock-based plans. Our board of directors determines the number of awards to grant and sets the vesting criteria. For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.

We recognize compensation costs for all stock-based awards, including stock options, RSUs, and stock purchased under our ESPP, based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

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

The Tax Cuts and Jobs Act (the Tax Act) was enacted in December 2017. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. At December 31, 2017, we recorded the provisional income tax effects of the Tax Act in accordance with ASU No. 2018-05, Income Taxes (Topic 740). Due to our having recorded a full valuation allowance against its U.S. federal and state deferred tax assets, there was no net impact on our tax provision as a result of the remeasurement of U.S. deferred taxes using the relevant tax rate at which we expect them to reverse. The one-time transition tax on post-1986 foreign unremitted earnings did not have a material impact to our effective tax rate as a result of our generating net foreign deficit earnings. In accordance with Staff Accounting Bulletin (SAB No. 118, we completed the accounting related to tax reform in the fourth quarter of 2018 and no material adjustments to the provisional tax expense were required. We continue to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the amounts previously recorded.

At December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign withholding tax and state taxes that may be due upon future repatriation of earnings is not expected to be significant.

Inventory Valuation

Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. Finished goods that are used for research and development are expensed as consumed or depreciated over their period of use. We regularly review inventory for excess and obsolete products and components. Provisions for slow-moving, excess, and obsolete inventories are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, and quality issues.

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

The following table summarizes the impacts on our consolidated statement of operations of adopting Topic 606 compared to Topic 605 for the twelve months ended December 31, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
	Twelve Months Ended December 31, 2018
Selling, general and administrative	$79,783	$79,859	$(76)
Total costs and expenses	$161,128	$161,204	$(76)
Loss from operations	$(48,164)	$(48,240)	$76
Loss before income taxes	$(61,420)	$(61,496)	$76
Net loss	$(59,013)	$(59,089)	$76
The following table summarizes the impacts on our consolidated balance sheet of adopting Topic 606 compared to Topic 605 at December 31, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
		December 31, 2018
Prepaid expenses and other current assets	$2,051	$1,884	$167
Total current assets	$127,106	$126,939	$167
Other non-current assets	$6,208	$5,941	$267
Total assets	$303,647	$303,213	$434
Stockholders' equity	$72,116	$71,682	$434
Total liabilities and stockholders' equity	$303,647	$303,213	$434

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU allows SEC reporting companies to record provisional amounts in earnings for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the Tax Act. We recognized the estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118. In accordance with SAB No. 118, we completed the accounting related to tax reform in the fourth quarter of 2018 and no material adjustments to the provisional tax expense were required. Refer to Note 10 of the consolidated financial statements in the Form 10-K for the fiscal year ended December 31, 2018 for further information regarding the provisional amounts recorded by the Company.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU addresses eight specific cash flow issues and their presentation within the statement of cash flows. We adopted this ASU in the first quarter of 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force, which amended the presentation of restricted cash within the statement of cash flows. The new guidance requires restricted cash be included within cash and cash equivalents on the statement of cash flows. We adopted this ASU in the first quarter of 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating; the classification will impact the expense recognition in the income statement.

A Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 will be disclosed.

The new standard provides several optional practical expedients upon transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our building, vehicle and equipment leases. On adoption, we currently expect to recognize $8.0 million to $11.0 million of additional operating liabilities, based on the present value of the remaining fixed rental payments under current leasing standards for existing operating leases, with corresponding ROU assets of approximately $6.0 million to $9.0 million. The difference between the initial lease liability and right of use asset is attributable to deferred rent. We do not expect any impact on retained earnings from the adoption of ASC 842.

The new standard also provides certain accounting elections for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. We also currently expect to elect to not separate lease and nonlease components for our building leases and to take a portfolio approach for our vehicle leases by country.

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

Results of Operations

The following table presents our historical consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,
	2018		2017		2016
Revenue:
Total revenue	$112,964	100%	$101,937	100%	$104,446	100%
Cost of sales:
Cost of product revenue	44,861	39	45,039	44	41,110	39
Cost of service revenue	6,454	6	4,916	5	4,899	5
Total cost of sales	51,315	45	49,955	49	46,009	44
Gross profit	61,649	55%	51,982	51%	58,437	56%
Operating expenses:
Research and development	30,030	27	30,826	30	38,415	37
Selling, general and administrative	79,783	71	79,516	78	93,212	89
Total operating expenses	109,813	98	110,342	108	131,627	126
Loss from operations	(48,164)	(43)	(58,360)	(57)	(73,190)	(70)
Interest expense	(13,893)	(12)	(5,824)	(6)	(5,820)	(6)
Other income (expense), net	637	1	385	1	(1,167)	(1)
Loss before income taxes	(61,420)	(54)	(63,799)	(62)	(80,177)	(77)
Benefit from income taxes	2,407	2	3,264	3	4,192	4
Net loss	$(59,013)	(52)%	$(60,535)	(59)%	$(75,985)	(73)%

Revenue

We generate revenue primarily from sales of our products and services, and license agreements. Our product revenue consists of sales of instruments and consumables. Consumable revenues are largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to our sales of instruments as our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. Our license revenue is generated primarily in the United States and relates to licensing our technology to third-parties.

We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, contract research organizations, and Ag-Bio companies. No single customer represented more than 10% of our total revenue for 2018, 2017, or 2016. Revenue from our five largest customers was 17%, 14% and 15% of total revenue in 2018, 2017, and 2016, respectively.

The following table presents our revenue by source for the years ended December 31, 2018, 2017, and 2016, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,						Change
	2018		2017		2016		2018	2017
Revenue:
Instruments	$45,491	40%	$42,505	42%	$46,834	45%	7%	(9)%
Consumables	48,159	43	41,894	41	42,169	40	15%	(1)%
Product revenue	93,650	83%	84,399	83%	89,003	85%	11%	(5)%
Service revenue	19,314	17	17,348	17	15,205	15	11%	14%
License revenue	—	—	190	—	238	—	(100)%	(20)%
Total revenue	$112,964	100%	$101,937	100%	$104,446	100%	11%	(2)%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for each year presented (in thousands):

	Year Ended December 31,						Change
	2018		2017		2016		2018	2017
Americas	$51,172	46%	$49,290	48%	$56,229	54%	4%	(12)%
EMEA	36,617	32	32,642	32	29,739	28	12%	10%
Asia-Pacific	25,175	22	20,005	20	18,478	18	26%	8%
Total revenue	$112,964	100%	$101,937	100%	$104,446	100%	11%	(2)%

The Americas revenue includes revenue generated in the United States of $48.1 million, $45.8 million, and $52.6 million for 2018, 2017 and 2016, respectively.

Total Revenue

Total revenue increased by $11.0 million or 11%, to $113.0 million for 2018 compared to $101.9 million for 2017, primarily due to increased sales of our mass cytometry instruments and related service revenues, mass cytometry consumables, and microfluidics consumables. Revenue grew in 2018 compared to the prior year across all regions for both products and services. The significant growth in the Asia-Pacific region primarily reflects mass cytometry instrument and consumables growth in Japan and China. Changes in foreign currency exchange rates had a minimal impact on revenue in 2018.

Total revenue decreased by $2.5 million, or 2%, to $101.9 million for 2017 compared to $104.4 million for 2016. The revenue decrease was predominantly in the United States, partially offset by increases in Europe and Asia-Pacific. The decrease in the United States was mainly attributable to lower instrument sales, particularly our single-cell systems, partially offset by an increase in service revenue. The increases in Europe and Asia-Pacific were primarily driven by higher mass cytometry product sales, partially offset by a decrease in sales of our single-cell products.

Product Revenue

Product revenue increased by $9.3 million, or 11%, to $93.7 million for 2018 from $84.4 million in 2017. Instrument sales increased $3.0 million, or 7% in 2018 compared to 2017, due to higher mass cytometry instrument sales in the Americas and Asia-Pacific from higher unit volumes and average selling prices, partially offset by softer microfluidic instrument sales in both regions. Instrument sales in EMEA declined in 2018 compared to 2017, with softer mass cytometry instrument sales partially offset by higher microfluidic instrument sales.

Consumables sales increased $6.3 million, or 15% in 2018 compared to 2017, due to unit volume growth in both mass cytometry and microfluidic consumables, which comprise the bulk of our microfluidics business. Asia-Pacific and EMEA experienced strong growth in both mass cytometry and microfluidics consumables year-over-year. Total consumables sales in the Americas were essentially flat in 2018 versus 2017, with growth in mass cytometry offset by declines in microfluidics.

Product revenue decreased by $4.6 million, or 5%, to $84.4 million for 2017 compared to $89.0 million for 2016. Instrument revenue decreased by $4.3 million, or 9%, to $42.5 million for 2017 compared to 2016, predominately due to lower unit sales of our microfluidics instruments and particularly our C1 systems, partially offset by higher unit sales of our mass cytometry instruments. Consumables revenue decreased by $0.3 million, or 1%, to $41.9 million for 2017 compared to 2016, largely attributable to decreased unit sales of single-cell consumables and lower average selling prices for most consumables, partially offset by increased unit sales of mass cytometry reagents.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.

Service Revenue

Service revenue increased by $2.0 million, or 11%, to $19.3 million for 2018 compared to 2017. Service revenue increased by $2.1 million, or 14%, to $17.3 million for 2017 compared to 2016. The increases in both 2018 and 2017 were primarily due to an increase in instruments under post-warranty service contracts as a result of growth in mass cytometry instruments. Revenue from post-warranty service contracts generally lags changes our instrument revenue by one year.

Cost of Product and Service Revenue

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Cost of service revenue includes direct labor hours, overhead and instrument parts. While margins vary between product and service offerings, in general, instruments have the lowest profit margin, while margins on consumables tend to be higher than instrument margins. Service margins tend to be between the instrument and consumable margins.

The following table presents our cost of product and service revenue, total cost of sales, product and service margin, and gross margin for each year presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of product revenue	$44,861	$45,039	$41,110
Cost of service revenue	6,454	4,916	4,899
Total cost of sales	$51,315	$49,955	$46,009

Product margin	52.1%	46.6%	53.8%
Service margin	66.6%	71.7%	67.8%
Gross margin	54.6%	51.0%	55.9%

Product margin increased 5.5 percentage points in 2018 compared to 2017. The year-over-year increase in product margin was due to favorable manufacturing capacity utilization and product mix, coupled with the impact of fixed amortization on a higher revenue base in 2018.

Product margin decreased 7.0 percentage points in 2017 compared to 2016, primarily driven by increased microfluidic unit product costs from lower production volumes, higher excess and obsolete inventory expense and, to a lesser extent, lower average selling prices across most of the products, and the impact of fixed amortization on a lower revenue base in 2017. Favorable product mix partially offsets these negative factors.

Service margin decreased 5.1 percentage points during 2018 compared to 2017. Service margin decreased primarily due to product mix, with a greater percentage of service revenue coming from servicing mass cytometry products than microfluidics products. Service costs tend to be higher for mass cytometry instruments compared to microfluidic instruments as the servicing is more labor-intensive.

Service margin increased 3.9 percentage points during 2017 compared to 2016, mainly due to lower labor costs driven by product mix.

Operating Expenses

The following table presents our operating expenses for each year presented (in thousands):

	Year Ended December 31,			2018 vs. 2017 change	2017 vs. 2016 change
	2018	2017	2016
Research and development	$30,030	$30,826	$38,415	(3)%	(20)%
Selling, general and administrative	79,783	79,516	93,212	—%	(15)%
Total operating expenses	$109,813	$110,342	$131,627	—%	(16)%

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

Research and development expense decreased by $0.8 million, or 3%, to $30.0 million for 2018 compared to $30.8 million for 2017, as a result of the lower severance and employee-related expenses.

Research and development expense decreased by $7.6 million, or 20%, to $30.8 million for 2017. The decrease in research and development expense for 2017 was primarily attributable to our cost-savings initiatives, which included headcount and compensation savings of $3.6 million. In addition, product materials and supplies costs decreased by $3.1 million mainly due to fewer projects in 2017 driven by our strategic realignment and focus.

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

Selling, general and administrative expense increased by $0.3 million, or 0%, to $79.8 million for 2018 compared to $79.5 million for 2017. The increase in 2018 was primarily due to higher headcount-related costs.

Selling, general and administrative expense decreased by $13.7 million or 15% to $79.5 million for 2017 compared to $93.2 million for 2016. This decrease for 2017 was primarily due to our cost-savings initiatives, which included infrastructure and facilities savings of $3.4 million. In addition, we had lower net legal expenses of $6.2 million mainly attributable to settlements in 2017 of previously pending litigations, a decrease in outside services of $1.5 million, a decrease in travel expenses of $1.2 million and a decrease in recruiting costs of $1.1 million.

Interest Expense and Other Income (Expense), Net

The following table presents these items for each year presented (in thousands):

	Year Ended December 31,			2018 vs. 2017 change	2017 vs. 2016 change
	2018	2017	2016
Interest expense	$(13,893)	$(5,824)	$(5,820)	(139)%	—%
Other income (expense), net	637	385	(1,167)	(65)%	133%
Total	$(13,256)	$(5,439)	$(6,987)	(144)%	22%

As noted above in Critical Accounting Policies, in March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034. As the 2018 Notes are convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock. we accounted for the 2018 Notes under the cash conversion guidance in ASC 470. Because of this conversion option, along with a redemption premium, the net effective interest rate for the 2018 Notes is higher than the 2014 Notes. The effective interest rate on the 2014 Notes and the 2018 Notes is approximately 3.0% and 12.3%, respectively. The majority of the difference in effective interest rates is due to non-cash amortization of debt discounts. With the higher effective interest rate, interest expense increased in 2018 as compared to 2017 and 2016.

Other income, net, of $0.6 million for 2018 is primarily attributable to $0.6 million of interest income. Other income, net, of $0.4 million for 2017 includes $0.3 million of interest income. Other expense, net, of $1.2 million for 2016 was mainly associated with losses of $1.5 million from revaluation of certain foreign currency denominated assets and liabilities, partially offset by $0.3 million of interest income.

Benefit from Income Taxes

We recorded a tax benefit of $2.4 million, or an effective tax rate benefit of 3.9%, for the year ended December 31, 2018. The tax benefit was principally due to the amortization of our acquisition-related deferred tax liability, partially offset by net income tax expense from our foreign operations and unrecognized tax benefits.

We recorded a tax benefit of $3.3 million, or an effective tax rate benefit of 5.1%, for the year ended December 31, 2017. This tax benefit was primarily attributable to amortization of our acquisition-related deferred tax liability.

We recorded a tax benefit of $4.2 million, or an effective tax rate benefit of 5.2% for the year ended December 31, 2016. The tax benefit was principally due to the amortization of our acquisition-related deferred tax liability, partially offset by net income tax expense from our foreign operations and unrecognized tax benefits.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2018, our principal sources of liquidity consisted of $95.4 million of cash and cash equivalents.

The following table presents our cash flow summary for each year presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flow summary:
Net cash used in operating activities	$(25,201)	$(24,098)	$(39,138)
Net cash provided by investing activities	4,719	17,658	45,102
Net cash provided by financing activities	57,660	28,997	116
Net increase in cash and cash equivalents	37,345	23,011	5,928

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

Net cash used in operating activities in 2018 was $25.2 million and consisted of net loss of $59.0 million less non-cash adjustments of $36.3 million, and a net increase in assets and liabilities of $2.5 million. Non-cash items primarily included amortization of developed technology of $11.2 million, stock-based compensation expense of $11.0 million, amortization of debt discounts and issuance costs of $8.4 million and depreciation and amortization of $5.4 million. The net increase in assets and liabilities was primarily due to lower accrued liabilities for retention bonuses, which were paid in November 2018 in the form of stock.

Net cash used in operating activities in 2017 was $24.1 million and consisted of net loss of $60.5 million less non-cash adjustments of $27.2 million, and a net reduction in assets and liabilities of $9.2 million. Non-cash items primarily included amortization of developed technology of $11.2 million, stock-based compensation expense of $9.1 million, and depreciation and amortization of $7.4 million. The net change in assets and liabilities was primarily driven by a decrease in inventory, an increase in deferred revenue, an increase in other liabilities and a decrease in prepaid expenses and other current assets.

Net cash used in operating activities in 2016 was $39.1 million and consisted of net loss of $76.0 million less non-cash adjustments of $32.1 million, and a net decrease in assets and liabilities of $4.7 million. Non-cash items primarily included stock-based compensation expense of $13.9 million, amortization of developed technology of $11.2 million, and depreciation and amortization of $6.7 million. The net change in assets and liabilities was primarily driven by a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable.

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

Net cash provided by investing activities in 2018 was $4.7 million, which included proceeds from sales and maturities of investments of $6.5 million, offset by purchases of investments of $1.5 million and capital expenditures of $0.4 million to support our commercial and manufacturing operations.

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

Net Cash Provided by Financing Activities

We generated cash from financing activities of $57.7 million during 2018. Approximately $59.5 million was generated from a public offering of our common stock. The remainder reflects the proceeds from stock option exercises and ESPP purchases, offset by debt and equity issuance costs and payments of taxes for the net settlement of equity awards. We generated cash from financing activities of $29.0 million during 2017, primarily due to a public equity offering. In 2016, we generated cash of $0.1 million, primarily from proceeds received in connection with the exercise of options for our common stock.

Capital Resources

At December 31, 2018 and December 31, 2017, our working capital, excluding deferred revenues, was $101.0 million and $71.6 million, respectively, including cash and cash equivalents of $95.4 million and $58.1 million, respectively, and short-term investments of $0.0 million and $5.1 million, respectively.

In February 2014, we closed an underwritten public offering of $201.3 million in aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). Following the exchange transactions, approximately $51.3 million in aggregate principal amount of 2014 Notes remained outstanding. Our board of directors determined that the private exchange transactions were in our best interest and in the best interest of our stockholders following substantial review with management and our financial advisors concerning the amount of our outstanding indebtedness relative to the market capitalization of our common stock and, in particular, obligations under the indenture for the 2014 Notes that could require us to repurchase the 2014 Notes beginning in 2021 at a repurchase price equal to the aggregate principal amount of the 2014 Notes (approximately $201.3 million prior to the exchange). The principal differences between the 2014 Notes and the 2018 Notes are the following:

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

•
Under the supplemental indenture for the 2018 Notes, we may at any time cause the then-outstanding 2018 Notes to be converted into shares of our common stock at the then-applicable 2018 Note conversion price if the volume weighted average price of our common stock is at least 110% of the applicable 2018 Note conversion price on each applicable trading day over a period specified in the supplement indenture for the 2018 Notes.  Under the indenture for the 2014 Notes, we may only redeem the 2014 Notes for cash under certain circumstances during the period from February 6, 2018, through February 6, 2021.

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

The foregoing summaries of the 2014 Notes, the 2018 Notes, and the exchange transactions completed in March 2018 are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the Securities and Exchange Commission with respect to the 2018 Notes and the exchange, and investors should refer to the text of the Second Supplemental Indenture, dated March 6, 2018, between Fluidigm Corporation and U.S. Bank National Association and the Form of Global Note included in the Second Supplemental Indenture, which are incorporated by reference as Exhibits 4.6 and 4.7, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017. With respect to the 2014 Notes, of which approximately $51.3 million in aggregate principal amount remains outstanding, investors should refer to the text of the Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, the First Supplemental Indenture, dated as of February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association, and the Form of Global Note included in the First Supplemental Indenture which are incorporated by reference as Exhibits 4.2, 4.3 and 4.4, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017.

On August 2, 2018, we entered into a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of December 31, 2018, total availability under the Revolving Credit Facility was $12.3 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 6 to the Consolidated Financial Statements included in this Form 10-K for more information about the Revolving Credit Facility.

In early 2017, we implemented a retention incentive plan that provided for payment of cash bonuses in January 2019 to plan participants who were employees at the time the plan was implemented and who remained with Fluidigm through January 1, 2019. In September 2018, certain plan participants were permitted to elect to surrender their right to receive all or a portion of the cash bonus in exchange for fully vested restricted stock units issued under our 2011 Equity Incentive Plan. Among other reasons, our compensation committee adopted the exchange program to encourage employee stock ownership and to effectively manage cash resources. Participants opted to exchange approximately $2.4 million of cash bonus payments for approximately 380,000 fully vested RSUs issued in November 2018. The cash bonus payments payable in January 2019 for plan participants that remain employed with Fluidigm through January 1, 2019 is approximately $3.3 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Long term debt obligations	$271,725	$5,534	$11,069	$189,074	$66,048
Operating lease obligations, net	9,578	3,664	3,294	1,379	1,241
Purchase obligations	1,596	1,596	—	—	—
Total	$282,899	$10,794	$14,363	$190,453	$67,289
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
We lease facilities and equipment under non-cancelable lease agreements expiring at various times through 2026. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $5.0 million, $4.7 million, $6.3 million for 2018, 2017, and 2016, respectively.
We have entered into several license and patent agreements. Under these agreements, we pay annual license maintenance fees, non-refundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. Future payments related to these license agreements have not been included in the contractual obligations table above as the period of time over which the future license payments will be required to be made, and the amount of such payments, are indeterminable. We do not expect the license payments to be material in any particular year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the years ended December 31, 2018 and 2017, we experienced foreign currency losses of $0.0 million and $0.1 million, respectively. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $95.4 million at December 31, 2018. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We had no investments at December 31, 2018. Cash and cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Fluidigm Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fluidigm Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 18, 2019

We have served as the Company’s auditor since 2015.

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$95,401	$58,056
Short-term investments	—	5,080
Accounts receivable (net of allowances of $126 and $391, at December 31, 2018 and 2017, respectively)	16,651	15,049
Inventories	13,003	15,088
Prepaid expenses and other current assets	2,051	1,528
Total current assets	127,106	94,801
Property and equipment, net	8,825	12,301
Other non-current assets	6,208	7,541
Developed technology, net	57,400	68,600
Goodwill	104,108	104,108
Total assets	$303,647	$287,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,027	$4,211
Accrued compensation and related benefits	14,470	10,535
Other accrued liabilities	7,621	8,490
Deferred revenue, current	11,464	10,238
Total current liabilities	37,582	33,474
Convertible notes, net	172,058	195,238
Deferred tax liability	13,714	16,919
Deferred revenue, non-current	6,327	4,960
Other non-current liabilities	1,850	5,825
Total liabilities	231,531	256,416
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2018 or 2017	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2018 and 2017; 49,338 and 38,787 shares issued and outstanding at December 31, 2018 and 2017, respectively	49	39
Additional paid-in capital	631,605	531,666
Accumulated other comprehensive loss	(687)	(574)
Accumulated deficit	(558,851)	(500,196)
Total stockholders’ equity	72,116	30,935
Total liabilities and stockholders’ equity	$303,647	$287,351
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Product revenue	$93,650	$84,399	$89,003
Service revenue	19,314	17,348	15,205
License revenue	—	190	238
Total revenue	112,964	101,937	104,446
Cost of sales:
Cost of product revenue	44,861	45,039	41,110
Cost of service revenue	6,454	4,916	4,899
Total cost of sales	51,315	49,955	46,009
Gross profit	61,649	51,982	58,437
Operating expenses:
Research and development	30,030	30,826	38,415
Selling, general and administrative	79,783	79,516	93,212
Total operating expenses	109,813	110,342	131,627
Loss from operations	(48,164)	(58,360)	(73,190)
Interest expense	(13,893)	(5,824)	(5,820)
Other income (expense), net	637	385	(1,167)
Loss before income taxes	(61,420)	(63,799)	(80,177)
Benefit from income taxes	2,407	3,264	4,192
Net loss	(59,013)	(60,535)	(75,985)
Net loss per share, basic and diluted	$(1.49)	$(1.84)	$(2.62)
Shares used in computing net loss per share, basic and diluted	39,652	32,980	29,008

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(59,013)	$(60,535)	$(75,985)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(112)	183	314
Unrealized gain (loss) on available-for-sale securities, net	(1)	3	70
Other comprehensive income (loss)	(113)	186	384
Comprehensive loss	$(59,126)	$(60,349)	$(75,601)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	28,844	$29	$479,508	$(1,144)	$(363,492)	$114,901
Issuance of restricted stock, net of shares withheld for taxes, and other	307	—	(152)	—	—	(152)
Issuance of common stock from option exercises	57	—	227	—	—	227
Stock-based compensation expense	—	—	13,858	—	—	13,858
Net loss	—	—	—	—	(75,985)	(75,985)
Other comprehensive income	—	—	—	384	—	384
Balance at December 31, 2016	29,208	$29	$493,441	$(760)	$(439,477)	$53,233
At-the-market offering	9,091	9	28,793	—	—	28,802
Issuance of restricted stock, net of shares withheld for taxes, and other	413	1	(166)	—	—	(165)
Issuance of common stock from option exercises	25	—	100	—	—	100
Issuance of common stock under ESPP	50	—	222	—	—	222
Cumulative-effect of new accounting standard for Topic 718 Stock Compensation	—	—	184	—	(184)	—
Stock-based compensation expense	—	—	9,092	—	—	9,092
Net loss	—	—	—	—	(60,535)	(60,535)
Other comprehensive income	—	—	—	186	—	186
Balance at December 31, 2017	38,787	$39	$531,666	$(574)	$(500,196)	$30,935
Market offering	9,373	9	59,084	—	—	59,093
Issuance of restricted stock, net of shares withheld for taxes, and other	886	1	(379)	—	—	(378)
Issuance of common stock from option exercises	40	—	208	—	—	208
Issuance of common stock under ESPP	252	—	1,203	—	—	1,203
Conversion option on convertible debt	—	—	29,357	—	—	29,357
Closing cost related to conversion option on convertible debt	—	—	(557)	—	—	(557)
Cumulative-effect of new accounting standard for Topic 606 Revenue	—	—	—	—	358	358
Stock-based compensation expense	—	—	11,023	—	—	11,023
Net loss	—	—	—	—	(59,013)	(59,013)
Other comprehensive loss	—	—	—	(113)	—	(113)
Balance at December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(59,013)	$(60,535)	$(75,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,372	7,409	6,738
Stock-based compensation expense	11,023	9,092	13,858
Amortization of developed technology	11,200	11,200	11,200
Amortization of debt discounts, premiums and issuance costs	8,379	287	278
Other non-cash items	175	(890)	(26)
Loss on disposal of property and equipment	141	135	87
Changes in assets and liabilities:
Accounts receivable	(1,788)	(554)	10,521
Inventories	1,488	4,596	(3,387)
Prepaid expenses and other assets	178	1,583	(457)
Accounts payable	(294)	585	(2,271)
Deferred revenue	2,574	1,636	(274)
Other liabilities	(4,636)	1,358	580
Net cash used in operating activities	(25,201)	(24,098)	(39,138)
Investing activities
Purchases of investments	(1,450)	(6,276)	(38,594)
Proceeds from sales and maturities of investments	6,541	25,550	86,431
Proceeds from sale of investment in Verinata	—	—	2,330
Purchases of intangible assets	—	(50)	—
Purchases of property and equipment	(372)	(1,566)	(5,065)
Net cash provided by investing activities	4,719	17,658	45,102
Financing activities
Payment of debt and equity issuance costs	(2,862)	—	—
Net proceeds from issuance of common stock	59,469	28,793	—
Proceeds from exercise of stock options	208	100	227
Proceeds from stock issuance from ESPP	1,203	222	—
Payments for taxes related to net share settlement of equity awards	(358)	(118)	(111)
Net cash provided by financing activities	57,660	28,997	116
Effect of foreign exchange rate fluctuations on cash and cash equivalents	167	454	(152)
Net increase in cash and cash equivalents	37,345	23,011	5,928
Cash and cash equivalents at beginning of period	58,056	35,045	29,117
Cash and cash equivalents at end of period	$95,401	$58,056	$35,045
Supplemental disclosures of cash flow information
Cash paid for interest	$5,534	$5,534	$5,534
Cash paid for income taxes, net of refunds	$321	$245	$355

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
1. Description of Business

Fluidigm Corporation (we, our, or us) was incorporated in the State of California in May 1999 to commercialize microfluidic technology initially developed at the California Institute of Technology. In July 2007, we were reincorporated in Delaware. Our headquarters are located in South San Francisco, California.

We create, manufacture, and market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including IFCs, assays, and reagents. Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We use proprietary CyTOF® and microfluidics technologies to develop innovative end-to-end solutions that have the flexibility required to meet the needs of translational research and the robustness to support high-impact clinical research studies. We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology and Ag-Bio companies.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2018, we had wholly-owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior period amounts in the consolidated statements of stockholders’ equity and consolidated statements of cash flows were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.

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

Revenue Recognition

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

We recognize revenue based on the amount of consideration we expect to receive in exchange for the goods and services we transfer to the customer. Our commercial arrangements typically include multiple distinct products and services, and we allocate revenue to these performance obligations based on their relative standalone selling prices. Standalone selling prices (SSP) are generally determined using observable data from recent transactions. In cases where sufficient data is not available, we estimate a product’s SSP using a cost plus a margin approach or by applying a discount to the product’s list price.

Product Revenue

We recognize product revenue at the point in time when control of the goods passes to the customer and we have an enforceable right to payment. This generally occurs either when the product is shipped from one of our facilities or when it arrives at the customer’s facility, based on the contractual terms. Customers generally do not have a unilateral right to return products after delivery. Invoices are generally issued at shipment and generally become due in 30 to 60 days.

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

Revenue associated with instrument service contracts is recognized on a straight-line basis over the life of the agreement, which is generally one to three years. We believe this time-elapsed approach is appropriate for service contracts because we provide services on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments made in advance of service are reported on our consolidated balance sheet as deferred revenue.

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

Significant Judgments

Applying the revenue recognition practices discussed above often requires significant judgment. Judgment is required when identifying performance obligations, estimating SSP and allocating purchasing consideration in multi-element arrangements and estimating the future amount of our warranty obligations. Moreover, significant judgment is required when interpreting commercial terms and determining when control of goods and services passes to the customer. Any material changes created by errors in judgment could have a material effect on our operating results and overall financial condition.

Cash and Cash Equivalents

We consider all highly liquid financial instruments with maturities at the time of purchase of three months or less to be cash equivalents. Cash and cash equivalents may consist of cash on deposit with banks, money market funds, and notes from government-sponsored agencies.

Investments

Short-term investments are comprised of notes from government-sponsored agencies. All investments are recorded at estimated fair value. Any unrealized gains and losses from investments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. We evaluate our investments to assess whether investments with unrealized loss positions are other-than-temporarily impaired. An investment is considered to be other-than-temporarily impaired if the impairment is related to deterioration in credit risk or if it is likely that we will sell the securities before the recovery of their cost basis. No investment has been assessed as other than temporarily impaired, and realized gains and losses were immaterial during the years presented. The cost of securities sold, or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific-identification method.

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

We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2018, 2017, or 2016, and no single customer represented more than 10% of total accounts receivable at December 31, 2018, 2017, or 2016.

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

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $4.2 million, $5.9 million, and $5.1 million, respectively.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Our intangible assets include developed technology, patents and licenses. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

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

We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset, and adjust the carrying value of the asset accordingly. We did not recognize any impairment of long-lived assets for any of the periods presented herein.

Convertible Notes

In February 2014, we closed an underwritten public offering $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes remained outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes.

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

For both the 2014 Notes and 2018 Notes, offering-related costs, including underwriting costs are capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are being be amortized over the expected term of the related Notes using the effective interest method.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, investments, accounts receivable, and accounts payable have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2018 and 2017. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 7. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Advertising Costs

We expense advertising costs as incurred. We incurred advertising costs of $2.2 million, $1.8 million and $2.3 million during 2018, 2017, and 2016, respectively.

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

Stock-Based Compensation

We account for stock options and restricted stock units granted to employees and directors and stock purchases under ESPP based on the fair value of the awards. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

 Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2016	$(758)	$(2)	$(760)
Change during the year	183	3	186
Ending balance at December 31, 2017	$(575)	$1	$(574)
Change during the year	(112)	(1)	(113)
Ending balance at December 31, 2018	$(687)	$—	$(687)

Immaterial amounts of unrealized gains and losses have been reclassified into the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016.

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

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	December 31,
	2018	2017	2016
Stock options, restricted stock units and performance awards	4,354	3,501	4,622
2018 Convertible Notes	19,035	—	—
2018 Convertible Notes potential make-whole shares	757	—	—
2014 Convertible Notes	916	3,598	3,598
Total	25,062	7,099	8,220

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

The following table summarizes the impacts on our consolidated statements of operations of adopting Topic 606 compared to Topic 605 for the twelve months ended December 31, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
	Twelve Months Ended December 31, 2018
Selling, general and administrative	$79,783	$79,859	$(76)
Total costs and expenses	$161,128	$161,204	$(76)
Loss from operations	$(48,164)	$(48,240)	$76
Loss before income taxes	$(61,420)	$(61,496)	$76
Net loss	$(59,013)	$(59,089)	$76

The following table summarizes the impacts on our consolidated balance sheets of adopting Topic 606 compared to Topic 605 at December 31, 2018 (in thousands):

	As Reported	Balance Without Adoption of Topic 606	Effect of Change
		December 31, 2018
Prepaid expenses and other current assets	$2,051	$1,884	$167
Total current assets	$127,106	$126,939	$167
Other non-current assets	$6,208	$5,941	$267
Total assets	$303,647	$303,213	$434
Stockholders' equity	$72,116	$71,682	$434
Total liabilities and stockholders' equity	$303,647	$303,213	$434

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU allows SEC reporting companies to record provisional amounts in earnings for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the Tax Act. We recognized the estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). In accordance with SAB No. 118, we completed the accounting related to tax reform in the fourth quarter of 2018 and no material adjustments to the provisional tax expense was required. Refer to Note 10 for further information regarding the provisional amounts recorded by the Company.

In February 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU amends the reporting of comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act). The Tax Act was enacted in December 2017 and reduced the U.S federal corporate income tax rate and made other changes to U.S. federal tax law. ASU 2018-02 is effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. This standard did not have a material effect on our consolidated financial statements.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating; the classification will impact the expense recognition in the income statement.

Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 will be disclosed.

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our building, vehicle and equipment leases.

On adoption, we currently expect to recognize $8.0 million to $11.0 million of additional operating liabilities, based on the present value of the remaining fixed rental payments under current leasing standards for existing operating leases, with corresponding ROU assets of approximately $6.0 million to $9.0 million. The difference between the initial lease liability and right of use asset is attributable to deferred rent. We do not expect any impact on retained earnings from the adoption of ASC 842.

The new standard also provides certain accounting elections for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. We also currently expect to elect to not separate lease and nonlease components for our building leases and to take a portfolio approach for our vehicles leases by country.

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
3. Revenue
Disaggregation of Revenue
The following table presents our revenue for the year ended December 31, 2018, 2017, and 2016, respectively, based on geographic area and by products and services (in thousands):

	Year Ended December 31,
	2018	2017	2016
Geographic Markets:
Americas	$51,172	$49,290	$56,229
EMEA	36,617	32,642	29,739
Asia-Pacific	25,175	20,005	18,478
Total	$112,964	$101,937	$104,446

	Year Ended December 31,
	2018	2017	2016
Products and Services:
Instruments	$45,491	$42,505	$46,834
Consumables	48,159	41,894	42,169
Product revenue	93,650	84,399	89,003
Services	19,314	17,348	15,205
License	—	190	238
Total	$112,964	$101,937	$104,446

Performance Obligations

We reported $15.2 million of deferred revenue on our December 31, 2017 consolidated balance sheet. During the twelve months ended December 31, 2018, $9.1 million of the opening balance was recognized as revenue and $11.7 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At December 31, 2018, we reported $17.8 million of deferred revenue.

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at December 31, 2018 (in thousands):

Fiscal Year	Expected Revenue (1)
2019	$10,037
2020	5,149
2021	2,525
Thereafter	1,436
Total	$19,147
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in our consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins without penalty.

We apply the practical expedient that permits us to not disclose information about unsatisfied performance obligations for service contracts with an expected term of one year or less.

Contract Costs

We reported $0.4 million of capitalized commission costs from instrument service contracts at December 31, 2018 in the consolidated balance sheet.

4. Goodwill and Intangible Assets, net

In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million. Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in Other non-current assets.
Developed Technology, Patents and Licenses

Developed technology as a result of the DVS acquisition, and patents and licenses, were as follows (in thousands):

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(54,600)	$57,400	10.0 years
Patents and licenses	$11,274	$(6,861)	$4,413	7.8 years

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(43,400)	$68,600	10.0 years
Patents and licenses	$11,274	$(5,721)	$5,553	7.8 years

Total amortization expense for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $12.3 million, $12.4 million and $12.4 million, respectively.

Based on the carrying value of intangible assets, net, as of December 31, 2018, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2019	$11,200	$1,046	$12,246
2020	11,200	1,046	12,246
2021	11,200	888	12,088
2022	11,200	815	12,015
2023	11,200	610	11,810
Thereafter	1,400	8	1,408
Total	$57,400	$4,413	$61,813

5. Balance Sheet Details

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
Cash and cash equivalents:	2018	2017
Cash	$17,685	$20,129
Money market funds	77,716	16,142
U.S. Government and agency securities	—	21,785
Total	$95,401	$58,056

Inventories

Inventories consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
Inventories:	2018	2017
Raw materials	$5,996	$7,566
Work-in-process	650	929
Finished goods	6,357	6,593
Total inventories, net	$13,003	$15,088

Property and Equipment, net

Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
Property and equipment:	2018	2017
Computer equipment and software	$4,201	$4,179
Laboratory and manufacturing equipment	18,780	20,069
Leasehold improvements	7,173	7,799
Office furniture and fixtures	1,506	1,892
Property and equipment, gross	31,660	33,939
Less accumulated depreciation and amortization	(22,855)	(21,646)
Construction-in-progress	20	8
Property and equipment, net	$8,825	$12,301

Product Warranties

Activity for our warranty accrual for the years ended December 31, 2018 and 2017, which are included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$699	$1,023
Accrual for current period warranties	1,573	695
Warranty costs incurred	(1,409)	(1,019)
Ending balance	$863	$699

6. Convertible Notes and Credit Facility
2014 Senior Convertible Notes (2014 Notes)
On February 4, 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) pursuant to an underwriting agreement, dated January 29, 2014. The 2014 Notes accrue interest at a rate of 2.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes.

The initial conversion rate of the 2014 Notes is 17.8750 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of 2014 Notes (which is equivalent to an initial conversion price of approximately $55.94 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events including upon conversion in connection with a fundamental change, as defined in the indenture governing the 2014 Notes or, subject to certain conditions, redemption of the 2014 Notes by us.

Holders may surrender their 2014 Notes for conversion at any time prior to the stated maturity date. On or after February 6, 2018, and prior to February 6, 2021, we may redeem any or all of the 2014 Notes in cash if the closing price of our common stock exceeds 130% of the conversion price for a specified number of days, and on or after February 6, 2021, we may redeem any or all of the 2014 Notes in cash without any such condition. The redemption price of the 2014 Notes will equal 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of the 2014 Notes, holders may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method.

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

Offering-related costs for the 2018 Notes were approximately $2.8 million. Offering-related costs of $2.2 million were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2018 Notes, and are being be amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023. Offering-related costs of $0.6 million were accounted for as equity issuance costs, recorded as an offset to additional paid-in capital, and are not subject to amortization. Offering-related costs were allocated between debt and equity in the same proportion as the allocation of the 2018 Notes between debt and equity.

The carrying values of the components of the 2014 Notes and 2018 Notes are as follows (in thousands):

	December 31,
	2018	2017
2.75% 2014 Notes due 2034
Principal amount	$51,250	$201,250
Unamortized debt discount	(1,232)	(5,087)
Unamortized debt issuance cost	(224)	(925)
	$49,794	$195,238
2.75% 2018 Notes due 2034
Principal amount	$149,999	$—
Premium accretion	3,755	—
Unamortized debt discount	(29,558)	—
Unamortized debt issuance cost	(1,932)	—
	$122,264	$—
	$172,058	$195,238

2018 Revolving Credit Facility

On August 2, 2018, we entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the revolving credit facility. The borrowing base as of December 31, 2018 under the revolving credit facility was $12.3 million. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2018.

The Revolving Credit Facility matures on August 2, 2020, and is collateralized by substantially all our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility will bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. In addition, we pay a quarterly unused revolving line facility fee of 0.75% per annum on the average unused facility.

Subject to certain exceptions, we must pay a prepayment fee equal to (i) 2.00% of the Maximum Amount if it prepays all advances and terminates the Loan Agreement prior to August 2, 2019, or (ii) 1.00% of the Maximum Amount if it prepays all advances and terminates the Loan Agreement on or after August 2, 2019, and prior to the maturity date.

We incurred approximately $335,000 of debt issuance costs in connection with the facility, including $225,000 in commitment fees. Half of the commitment fee was paid at the inception of the facility with the remainder due on the earliest of (i) August 2, 2019, (ii) the date on which we terminate the agreement or (iii) the occurrence and continuance of an event of default. Debt issuance costs were capitalized and are being amortized to interest expense over the life of the Revolving Credit Facility.

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

We were in compliance with all the terms and conditions of the Revolving Credit Facility at December 31, 2018.

7. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	December 31, 2018
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$17,685	$—	$—	$17,685	$17,685	$—
Available-for-sale:
Level I:
Money market funds	77,716	—	—	77,716	77,716	—
U.S. treasury securities	—	—	—	—	—	—
Level II:
U.S. government and agency securities	—	—	—	—	—	—
Total	$95,401	$—	$—	$95,401	$95,401	$—

	December 31, 2017
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$20,129	$—	$—	$20,129	$20,129	$—
Available-for-sale:
Level I:
Money market funds	16,142	—	—	16,142	16,142	—
U.S. treasury securities	497	—	—	497	—	497
Level II:
U.S. government and agency securities	26,369	—	(1)	26,368	21,785	4,583
Total	$63,137	$—	$(1)	$63,136	$58,056	$5,080

There were no transfers between Level I and Level II measurements during the year ended December 31, 2018, and there were no changes in the valuation techniques used.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2018, 2017, and 2016. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
Convertible Notes
The estimated fair value of the 2014 and 2018 Notes is based on a market approach and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2018 Notes at December 31, 2018 and 2017, respectively (in thousands):

	December 31, 2018			December 31, 2017
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$51,250	$49,794	$43,665	$201,250	$195,238	$166,162
2018 Notes	149,999	122,264	171,843	—	—	—
Total	$201,249	$172,058	$215,508	$201,250	$195,238	$166,162

8. Shareholders' Equity

Tax Benefit Preservation Plan

On August 1, 2017, the Tax Benefit Preservation Plan (Tax Plan) dated as of November 21, 2016 expired and all of the preferred share purchase rights distributed to the holders of our common stock pursuant to the Tax Plan expired.

2018 Market Offering

On December 14, 2018, we closed on our previously announced underwritten public offering of 9,372,500 shares our common stock, $0.001 par value. The common stock was sold at a price to the public of $6.75 per share, for aggregate gross proceeds of approximately $63.3 million, from our existing shelf registration statement. Net proceeds from the offering were approximately $59.1 million after deducting underwriting discounts and commissions of $3.8 million and the $0.4 million of estimated expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and continued research and development with respect to products and technologies, and to fund possible investments in or acquisitions of complementary businesses, products, or technologies.

2017 At-the-Market Offering

On August 10, 2017, we sold 9,090,909 shares of our common stock, $0.001 par value per share, pursuant to an earlier Sales Agreement, for aggregate gross proceeds of $30.0 million. Our aggregate net proceeds were approximately $28.8 million, after deducting related expenses, including commissions of approximately $0.7 million and issuance costs of approximately $0.5 million. These sales fully exhausted the shares that were available for sale under the Sales Agreement.

At December 31, 2018, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2009 Equity Incentive Plan	43	—	—
2011 Equity Incentive Plan	2,064	1,631	2,022
DVS Sciences Inc. 2010 Equity Incentive Plan	38	—	—
2017 Inducement Award Plan	240	338	1,422
2017 Employee Stock Purchase Plan		—	698
	2,385	1,969	4,142

9. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our ESPP and the grant of stock options, RSUs and performance-based awards under our various stock-based plans. Our board of directors determines the number of awards to grant and also sets vesting criteria.

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
For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
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
2009 Equity Incentive Plan and 1999 Stock Option Plan
Our 2009 Equity Incentive Plan (the 2009 Plan) terminated on the date the 2011 Plan was adopted. Options granted, or shares issued under the 2009 Plan that were outstanding on the date the 2011 Plan became effective, remained subject to the terms of the 2009 Plan.
2017 Inducement Award Plan
On January 5, 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (the “Inducement Plan”) and reserved 2 million shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards and its terms are substantially similar to the 2011 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously our employees or non-employee members of our board of directors (or following such individual's bona fide period of non-employment), as an inducement material to the individual's entry into employment with us or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules.
Valuation and Expense Information
We use the Black-Scholes option-pricing model to estimate the fair value of stock options granted under our equity incentive plans. The weighted average assumptions used to estimate the fair value were as follows:

	Year Ended December 31,
	2018	2017	2016
Stock options:
Weighted average expected volatility	68.4%	65.0%	43.4%
Weighted average expected term	4.7 years	4.2 years	6.0 years
Weighted average risk-free interest rate	2.7%	1.7%	1.4%
Dividend yield	—	—	—
Weighted-average fair value per share	$3.45	$2.97	$3.19

We determine the expected volatility based on our historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. Each of these inputs is subjective and generally requires significant judgment by us. The fair value of the underlying common stock is also required to compute the fair value calculation of options and ESPP. We account for forfeitures as they occur.

We grant stock options at exercise prices not less than the fair value of our common stock at the date of grant. The fair value of RSUs granted to employees was estimated on the date of grant by multiplying the number of shares granted by the fair market value of our common stock on the grant date.

Activity under the 2011 Plan, the 2009 Plan, the 1999 Plan, and the Inducement Plan is as follows:

Restricted Stock Units:

	Number of Units (in 000's)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2015	663	$32.48
RSU granted	940	$7.06
RSU released	(328)	$24.71
RSU forfeited	(210)	$17.82
Balance at December 31, 2016	1,065	$15.31
RSU granted	916	$5.73
RSU released	(445)	$15.57
RSU forfeited	(368)	$13.11
Balance at December 31, 2017	1,168	$8.55
RSU granted	1,822	$5.98
RSU released	(945)	$9.63
RSU forfeited	(233)	$8.50
Balance at December 31, 2018	1,812	$7.09

The total intrinsic value of RSUs vested and released during the year ended December 31, 2018, 2017 and 2016 were approximately $6.8 million, $2.3 million and $2.4 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2018, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $9.7 million. We expect to recognize those costs over a weighted average period of 2.9 years.

2018 Retention Bonus Program

Included in the 2018 RSU activity are 379,593 of grants and releases related to a retention bonus program. As disclosed in our Current Report on Form 8-K filed on February 10, 2017, we previously implemented a company-wide retention bonus incentive program in which our executive officers at the time also participated. The bonus program provides for the payment of cash bonuses to program participants who were employees at the time the plan was implemented and who remain with Fluidigm through January 1, 2019. On September 18, 2018, the compensation committee of our board of directors approved an exchange program for our executive officers and for employees resident in the United States and Canada who are retention bonus program participants. In the exchange program, eligible participants could elect to surrender their right to receive a cash bonus in exchange for fully vested restricted stock units issued under our 2011 Equity Incentive Plan on the terms described below. Among other reasons, our compensation committee adopted the exchange program to encourage employee stock ownership and to effectively manage cash resources.

In connection with the bonus exchange program, each eligible employee could elect to exchange 25%, 50%, 75%, or 100% of the retention cash bonus otherwise payable under the terms of the program. Each employee participating in the exchange would receive a number of fully vested restricted stock units equal to the quotient, rounded up to the next whole number, determined by dividing the cash amount of the retention cash bonus that such eligible employee elects to exchange by an amount equal to 85% of the lower of the closing prices of one share of our common stock on the commencement date of the exchange offer or the closing date of the exchange offer. The exchange offer closed on November 5, 2018. The total value of the 379,593 shares of common stock issued under this program was $2.8 million and is included in the total intrinsic value of RSUs released in 2018.

Stock Options:

	Number of Options (000's)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000's)
Balance at December 31, 2015	3,242	$20.45	2.2
Options granted	978	$7.44
Options exercised	(57)	$4.04		$310
Option forfeited	(603)	$23.53
Balance at December 31, 2016	3,560	$16.62	6.8
Options granted	1,364	$5.61
Options exercised	(25)	$4.07		$42
Option forfeited	(2,735)	$16.33
Balance at December 31, 2017	2,164	$10.41	6.6
Options granted	758	$6.05
Options exercised	(40)	$5.24		$81
Option forfeited	(497)	$16.09
Balance at December 31, 2018	2,385	$7.56	7.8	$5,991
Vested at December 31, 2018	1,026	$9.92	6.3	$2,111
Expected to vest at December 31, 2018	1,359	$5.78	8.9	$3,879

(1)
Aggregate intrinsic value as of December 31, 2018 was calculated as the difference between the closing price per share of our common stock on the last trading day of 2018, which was $8.62, and the exercise price of the options, multiplied by the number of in-the-money options.

As of December 31, 2018, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $4.2 million. We expect to recognize those costs over a weighted average period of 2.6 years.
2017 Stock Option Exchange
Included in the 2017 option activity above is the impact of our 2017 Stock Option Exchange Program. On August 23, 2017, we launched a one-time Stock Option Exchange Program (the Program), which eligible employees were able to exchange certain outstanding stock options (Eligible Options), whether vested or unvested, with an exercise price greater than $4.37 per share and greater than the closing price of a share of our common stock on the Nasdaq Global Select Market on the expiration date of the exchange offer (the Offer), for restricted stock units or stock options (New Awards) covering a lesser number of shares than were subject to the Eligible Options exchanged immediately before being canceled in the Offer. Non-employee members of our board of directors were not eligible to participate in the Program. The Program expired on September 20, 2017, with a closing price of $5.13 per share.
Employees elected to surrender Eligible Options to purchase a total of 1,204,198 shares of our common stock. All surrendered options were canceled effective as of the expiration date, and immediately thereafter, in exchange for such surrendered options, we issued (i) new options to purchase an aggregate of 399,117 shares of our common stock with an exercise price of $5.13; and (ii) restricted stock units representing 54,944 shares of our common stock, each, pursuant to the terms of the Offer and our 2011 Equity Incentive Plan. The new awards granted under the Program generally vest over three years.
The Program did not result in a material incremental stock-based compensation expense because the fair value of the new awards was approximately equal to the fair value of the surrendered options immediately prior to the exchange date. The original fair value of the surrendered options plus the incremental stock-based compensation expense is being recognized over the vesting periods of the New Awards.
Performance-based Awards
2018 Performance Stock Units
During the three months ended March 31, 2018, we granted 167,000 performance stock units to certain executive officers and senior level employees. The number of performance stock units ultimately earned is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the performance period from January 1, 2018, to December 31, 2020. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.
Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition should be reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date with a fair value of $10.09 per unit.
Activity under the 2018 performance stock units is as follows:

	Number of Units (in 000's)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2017	—	$—
RSU granted	167	10.09
RSU released	—	—
RSU forfeited	(12)	10.09
Balance at December 31, 2018	155	$10.09

As of December 31, 2018, the unrecognized compensation costs related to these awards were $1.2 million. We expect to recognize those costs over a weighted average period of 2.2 years.
2016 Performance-based Stock Options and Restricted Stock Units
In 2016, we granted 184,050 and 87,620 performance-based stock options and performance-based restricted stock units (each, a performance award), respectively, to executive officers and employees, which were accounted for as equity awards. The number of performance awards that ultimately vested depended on the achievement of certain performance criteria set by the compensation committee of our board of directors. The performance-based stock options had an exercise price per share of $7.10. We recognize stock-based compensation expense over the vesting period of the performance awards when achievement of the performance criteria becomes probable. The performance criteria were not met, and the awards did not vest. We did not recognize any expense related to these performance awards in 2018, 2017 or 2016.
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

Stock-Based Compensation
Total stock-based compensation expense recognized was as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
2018 Retention Bonus Program	$2,809	$—	$—
Options and Restricted Stock Units	7,716	8,972	13,858
Employee Stock Purchase Plan	498	120	—
Total Share-Based Compensation	$11,023	$9,092	$13,858

10. Income Taxes

Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(47,600)	$(56,885)	$(65,211)
International	(13,820)	(6,914)	(14,966)
Loss before income taxes	$(61,420)	$(63,799)	$(80,177)

Significant components of our benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(27)	$—	$—
State	(19)	(17)	(14)
Foreign	(32)	(501)	286
Total current tax (expense) benefit	(78)	(518)	272
Deferred:
State	—	—	—
Foreign	2,485	3,782	3,920
Total deferred benefit	2,485	3,782	3,920
Total benefit for income taxes	$2,407	$3,264	$4,192

Reconciliation of income taxes at the statutory rate to the benefit from (provision for) income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax benefit at federal statutory rate	21.0%	34.0%	34.0%
State tax expense, net of federal benefit	2.3	5.5	2.2
Foreign tax benefit (expense)	(1.1)	0.4	(0.7)
Change in valuation allowance	(19.2)	39.2	(31.2)
Federal research and development credit	1.5	1.9	1.3
Unrecognized tax benefit	(0.2)	(0.6)	(1.3)
Impact of the Tax Act	—	(74.6)	—
Other, net	(0.4)	(0.7)	0.9
Effective tax rate	3.9%	5.1%	5.2%

The Tax Act was enacted in December 2017. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. At December 31, 2017, we recorded the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. Due to our having recorded a full valuation allowance against its U.S. federal and state deferred tax assets, there was no net impact on our tax provision as a result of the remeasurement of U.S. deferred taxes using the relevant tax rate at which we expect them to reverse. The one-time transition tax on post-1986 foreign unremitted earnings did not have a material impact to our effective tax rate as a result of generating net foreign deficit earnings. In accordance with Staff Accounting Bulletin (“SAB”) No. 118, we completed the accounting related to tax reform in the fourth quarter of 2018 and no material adjustments to the provisional tax expense was required. We continue to monitor supplemental legislation and technical interpretations of the tax law that may cause the final impact from the Tax Act to differ from the amounts previously recorded.

At December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign withholding tax and state taxes that may be due upon future repatriation of earnings is not expected to be significant.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$98,920	$91,701
Reserves and accruals	7,167	3,927
Depreciation and amortization	4,262	5,591
Tax credit carryforwards	16,675	14,838
Stock-based compensation	1,899	5,994
Total gross deferred tax assets	128,923	122,051
Valuation allowance on deferred tax assets	(126,109)	(119,228)
Total deferred tax assets, net of valuation allowance	2,814	2,823
Deferred tax liabilities:
Fixed asset and intangibles	(16,528)	(18,912)
Total deferred tax liabilities	(16,528)	(18,912)
Net deferred tax liability	$(13,714)	$(16,089)

We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $6.9 million during 2018, decreased by $27.1 million during 2017 and increased by $22.1 million during 2016, respectively. The change in valuation allowance during 2018 is mainly due to significant taxable losses and an increase in tax attributes. The change in valuation allowance during 2017 is mainly due to the change in Federal statutory rate from 34% to 21%, offset by a significant increase in the taxable loss in 2017.

The valuation allowances of $126.1 million and $119.2 million as of December 31, 2018 and 2017, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. We believe it is more likely than not that U.S. federal and state of California deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the federal U.S. and the state of California.

A reconciliation of the beginning and ending amount of the valuation allowance for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

Valuation Allowance
December 31, 2015	$124,137
Charges to earnings	—
Charges to other accounts	22,148
December 31, 2016	146,285
Charges to earnings	830
Charges to other accounts	(27,887)
December 31, 2017	119,228
Charges to earnings	—
Charges to other accounts	6,880
December 31, 2018	$126,108

As of December 31, 2018, we had net operating loss carryforwards for U.S. federal income tax purposes of $432.2 million, which expire beginning in 2021, and U.S. federal research and development tax credits of $8.5 million, which expire in the years 2021 through 2039. As of December 31, 2018, we had net operating loss carryforwards for state income tax purposes of $170.3 million, which expire beginning in 2028 through 2039, and California research and development tax credits of $11.0 million, which do not expire. As of December 31, 2018, we had foreign net operating loss carryforwards of $1.9 million, which expire in the years 2019 through 2027.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In 2015, we completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2015, which excluded the net operating loss carryforwards for DVS prior to the acquisition and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal net operating losses by $1.2 million. In 2016, 2017 and 2018, we continued the Section 382 analysis through December 31, 2018 and determined that an ownership change did not occur during the periods.

Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during 2018, 2017, and 2016 were as follows (in thousands):

December 31, 2015	$8,662
Increases in balances related to tax positions taken during prior period	46
Increases in balances related to tax positions taken during current period	1,673
Decreases in balances related to tax positions taken during prior period	(1,048)
December 31, 2016	9,333
Increases in balances related to tax positions taken during current period	61
Decreases in balances related to tax positions taken during prior period	(2,077)
December 31, 2017	7,317
Increases in balances related to tax positions taken during current period	255
Decreases in balances related to tax positions taken during prior period	(228)
December 31, 2018	$7,344

Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2018 and 2017.

As of December 31, 2018, there are $0.4 million unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2013 are open to examination in various foreign countries.

11. Employee Benefit Plans

We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2015, we implemented a match formula of 100% up to $2,000 annually, following a 4-year vesting schedule. Employer matching contributions to the 401(k) plan for the years ended December 31, 2018, 2017, and 2016 were $0.4 million, $0.5 million, and $0.6 million, respectively.

12. Information About Geographic Areas

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

A summary table of our total revenue by geographic areas of our customers and by product and services for the years ended December 31, 2018, 2017 and 2016 is included in Note 3 to the Consolidated Financial Statements of this Form 10K.

Sales to customers in the United States represented $48.1 million or 43%, of total revenues for the year ended December 31, 2018. Sales to customers in the United States represented $45.8 million or 45% of total revenues for the year ended December 31, 2017, and $52.6 million or 50% for the year ended December 31, 2016.

Sales to customers in China represented $14.0 million or 12%, of total revenues for the year ended December 31, 2018. Sales to customers in China represented 11% or $11.1 million, of total revenues for each of the years ended December 31, 2017, and 2016 respectively.

We had long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, in the following geographic areas for each year presented (in thousands):

	December 31,
	2018	2017
United States	$1,881	$3,500
Singapore	3,748	5,167
Canada	3,104	3,481
EMEA	66	125
Asia-Pacific	26	28
Total	$8,825	$12,301

13. Commitments and Contingencies
Operating Leases
We have entered into various long-term non-cancelable operating lease agreements for equipment and facilities expiring at various times through March 2026. We lease office space under non-cancelable leases in the United States, Canada, Singapore, Japan, China, France and United Kingdom. Certain facility leases also contain rent escalation clauses. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentives and sublease income, for the years ended December 31, 2018, 2017, and 2016 was $5.0 million, $4.7 million, and $6.3 million, respectively.
Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

Fiscal Year	Minimum Lease Payments	Minimum Sublease Income	Net Operating Leases
2019	$4,184	$(520)	$3,664
2020	2,213	(164)	2,049
2021	1,245	—	1,245
2022	827	—	827
2023	552	—	552
Thereafter	1,241	—	1,241
Total	$10,262	$(684)	$9,578
Other Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2018, these commitments were approximately $1.6 million.
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
Contingencies
In early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. As of the date of this filing, we estimate the costs associated with the intrusion to be approximately $1.5 million and are seeking to recover these costs under an applicable insurance policy.
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

14. Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the years ended December 31, 2018 and 2017 are as follows (in thousands, except for per share amounts):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,248	$26,428	$28,963	$32,325
Net loss	$(13,247)	$(16,241)	$(14,750)	$(14,775)
Net loss per share, basic and diluted	$(0.34)	$(0.42)	$(0.38)	$(0.36)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,533	$23,912	$24,747	$27,745
Net loss	$(17,202)	$(16,933)	$(15,944)	$(10,456)
Net loss per share, basic and diluted	$(0.59)	$(0.58)	$(0.46)	$(0.27)

15. Subsequent Event
From January 9, 2019 through February 27, 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount pursuant to the terms of the Second Supplemental Indenture dated March 6, 2018, between us and U.S. Bank National Association (Trustee) to the Indenture dated as of February 14, 2014, between us and the Trustee. As a result of such voluntary conversions, we have elected to fully satisfy our conversion obligations by delivering approximately 17.9 million shares of our common stock to such holders and have retired approximately $138.1 million of the 2018 Notes. On February 27, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option pursuant to the terms of the Second Supplemental Indenture with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. These bonds were converted into approximately 1.5 million shares of our common stock and the bonds retired in March 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 and is incorporated herein by reference.
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2018
Accounts receivable allowance	$391	$162	$(427)	$126
Year ended December 31, 2017
Accounts receivable allowance	$502	$24	$(135)	$391
Year ended December 31, 2016
Accounts receivable allowance	$103	$484	$(85)	$502

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2018
Warranty allowance	$699	$1,573	$(1,409)	$863
Year ended December 31, 2017
Warranty allowance	$1,023	$695	$(1,019)	$699
Year ended December 31, 2016
Warranty allowance	$1,076	$885	$(938)	$1,023

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Fluidigm Corporation.	8-K	3.1	8/2/2017
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017
4.2	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Tax Benefit Preservation Plan, dated as of November 21, 2016, by and between Fluidigm Corporation and Computershare Inc., as Rights Agent.	8-K	4.1	11/22/2016
4.6	Second Supplemental Indenture, dated March 6, 2018, between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	3/6/2018
4.7	Form of Exchange Note (included in Exhibit 4.6).	8-K	4.3	3/6/2018
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2	Reserved.
10.3#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	2011 Equity Incentive Plan of Fluidigm Corporation.	S-1/A	10.4	1/28/2011
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.4B#	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan and 2009 Equity Incentive Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017
10.4C#	Forms of U.S. agreements under the 2011 Equity Incentive Plan.	SC TO-I	(d)(2)	8/23/2017

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4D	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	(d)(3)	8/23/2017
10.4E	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	(d)(4)	8/23/2017
10.4F	UK Sub-plan to the Fluidigm Corporation 2011 Equity Incentive Plan.	SC TO-I	(d)(5)	8/23/2017
10.4G#	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(6)	8/23/2017
10.4H#	Form of Stock Option Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(7)	8/23/2017
10.5†	Second Amended and Restated License Agreement between California Institute of Technology and Fluidigm Corporation, effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.5A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement between California Institute of Technology and Fluidigm Corporation effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.6†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.6A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.7†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.8†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.9†	Letter Agreement between President and Fellows of Harvard College and Fluidigm Corporation dated December 22, 2004.	S-1	10.9	12/3/2010
10.10#	Fluidigm Corporation 2017 Inducement Award Plan and related form agreements.	8-K	10.1	1/11/2017
10.11	Loan and Security Agreement, dated as of August 2, 2018 by and between Fluidigm Corporation and Silicon Valley Bank.	8-K	10.1	8/2/2018
10.12	Reserved.
10.13#	Amended and Restated Offer Letter to Steven C. McPhail, dated February 28, 2017.	10-K	10.13	3/3/2017
10.14#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012
10.15#	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016.	10-Q	10.1	5/8/2018
10.16#	Employment and Severance Agreement, effective as of August 1, 2016, by and between Fluidigm Corporation and Stephen Christopher Linthwaite.	10-Q	10.2	11/9/2016
10.17#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.18#	Offer Letter to Bradley A. Kreger dated February 13, 2018.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.19	Lease Agreement between ARE - San Francisco No. 17 LLC and Fluidigm Corporation, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.19A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.19B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated June 4, 2014.	10-Q	10.3	8/4/2014
10.19C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.19D	Sixth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated December 8, 2015.	8-K	10.1	12/14/2015
10.19E	Seventh Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated March 23,2017.	10-Q	10.1	5/9/2017
10.19F	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017
10.19G	Ninth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated May 31, 2018.	10-Q	10.2	8/8/2018
10.20	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.21	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.22	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015
10.23†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.24#	Form of Award Agreement for purposes of the Retention Program.	8-K	10.1	2/10/2017
10.25#	Form of Retention Bonus Exchange Letter.	8-K	10.1	9/20/2018
10.26#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
10.29#	Separation Agreement and Release between Gajus V. Worthington and Fluidigm Corporation dated October 19, 2016.	8-K	99.1	10/24/2016
10.30	2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.31	Sales Agreement, dated as of August 3, 2017, between Fluidigm Corporation and Cowen and Company, LLC.	8-K	1.1	8/3/2017
10.32#	Fluidigm Corporation Change of Control and Severance Plan.	8-K	10.1	8/23/2017
10.33#	Endorsement Split-Dollar Life Insurance Agreement.	10-Q	10.5	11/7/2017
21.1	Subsidiaries of Fluidigm Corporation.	10-K	21.1	3/3/2017
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated: March 18, 2019	By:	/s/ Stephen Christopher Linthwaite
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

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	March 18, 2019
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019
Vikram Jog
/s/ Samuel D. Colella	Chairman of the Board of Directors	March 18, 2019
Samuel D. Colella
/s/ Nicolas M. Barthelemy	Director	March 18, 2019
Nicolas M. Barthelemy
/s/ Gerhard F. Burbach	Director	March 18, 2019
Gerhard F. Burbach
/s/ Laura M. Clague	Director	March 18, 2019
Laura M. Clague
/s/ Patrick S. Jones	Director	March 18, 2019
Patrick S. Jones
/s/ Carlos V. Paya	Director	March 18, 2019
Carlos V. Paya