Form 10-Q
period 2019-03-31
FLUIDIGM CORP
filed 2019-05-07
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34180

FLUIDIGM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0513190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7000 Shoreline Ct, Ste 100, South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
(650) 266-6000
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FLDM	Nasdaq Global Select Market
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2019, there were 69,019,934 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

1

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$65,634	$95,401
Short-term investments	9,499	—
Accounts receivable (net of allowances of $126 at March 31, 2019 and $126 at December 31, 2018)	19,309	16,651
Inventories	13,754	13,003
Prepaid expenses and other current assets	3,282	2,051
Total current assets	111,478	127,106
Property and equipment, net	8,234	8,825
Operating lease right-of-use asset, net	7,177	—
Other non-current assets	5,850	6,208
Developed technology, net	54,600	57,400
Goodwill	104,108	104,108
Total assets	$291,447	$303,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,936	$4,027
Accrued compensation and related benefits	6,222	14,470
Operating lease liabilities, current	3,701	—
Other accrued liabilities	4,998	7,621
Deferred revenue, current	12,325	11,464
Total current liabilities	34,182	37,582
Convertible notes, net	49,780	172,058
Deferred tax liability, net	13,353	13,714
Operating lease liabilities, non-current	5,205	—
Deferred revenue, non-current	6,118	6,327
Other non-current liabilities	564	1,850
Total liabilities	109,202	231,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2019 and December 31, 2018; 68,991 and 49,338 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	69	49
Additional paid-in capital	767,169	631,605
Accumulated other comprehensive loss	(677)	(687)
Accumulated deficit	(584,316)	(558,851)
Total stockholders’ equity	182,245	72,116
Total liabilities and stockholders’ equity	$291,447	$303,647
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product revenue	$24,827	$20,477
Service revenue	5,284	4,771
Total revenue	30,111	25,248
Cost of revenue:
Cost of product revenue	11,389	10,222
Cost of service revenue	1,732	1,598
Cost of revenue	13,121	11,820
Gross profit	16,990	13,428
Operating expenses:
Research and development	8,372	7,256
Selling, general and administrative	22,824	18,805
Total operating expenses	31,196	26,061
Loss from operations	(14,206)	(12,633)
Interest expense	(2,701)	(1,889)
Loss on extinguishment of debt	(9,000)	—
Other income, net	484	92
Loss before income taxes	(25,423)	(14,430)
Income tax benefit (expense)	(42)	1,183
Net loss	$(25,465)	$(13,247)
Net loss per share, basic and diluted	$(0.44)	$(0.34)
Shares used in computing net loss per share, basic and diluted	58,411	38,856
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(25,465)	$(13,247)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	8	43
Net change in unrealized gain (loss) on investments	2	(1)
Other comprehensive income, net of tax	10	42
Comprehensive loss	$(25,455)	$(13,205)
See accompanying notes

FLUIDIGM CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands) (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116
Issuance of common stock on bond conversion	19,460	19	133,279	—	—	133,298
Issuance of restricted stock, net of shares withheld for taxes, and other	140	1	(177)	—	—	(176)
Issuance of common stock from option exercises	53		255	—	—	255
Stock-based compensation expense	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(25,465)	(25,465)
Other comprehensive loss	—	—	—	10	—	10
Balance at March 31, 2019	68,991	$69	$767,169	$(677)	$(584,316)	$182,245

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	38,787	$39	$531,666	$(574)	$(500,196)	$30,935
Issuance of restricted stock, net of shares withheld for taxes, and other	105	—	(69)	—	—	(69)
Issuance of common stock from option exercises	16	—	72	—	—	72
Conversion option on convertible debt	—	—	29,292	—	—	29,292
Closing cost related to conversion option	—	—	(556)	—		(556)
Cumulative-effect of new accounting standard for Topic 606 Revenue	—	—	—	—	358	358
Stock-based compensation expense	—	—	1,747	—	—	1,747
Net loss	—	—	—	—	(13,247)	(13,247)
Other comprehensive loss	—	—	—	42	—	42
Balance at March 31, 2018	38,908	$39	$562,152	$(532)	$(513,085)	$48,574

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(25,465)	$(13,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191	1,983
Stock-based compensation expense	2,271	1,747
Amortization of developed technology	2,800	2,800
Amortization of debt discounts, premium and issuance costs	2,037	505
Loss on extinguishment of debt	9,000	—
Loss on disposal of property and equipment	70	—
Other non-cash items	(25)	(563)
Changes in assets and liabilities:
Accounts receivable, net	(2,483)	(1,278)
Inventories	(739)	(539)
Prepaid expenses and other current assets	(1,334)	(552)
Other non-current assets	100	83
Accounts payable	2,649	970
Deferred revenue	650	720
Other current liabilities	(9,206)	(4,017)
Other non-current liabilities	(1,646)	(4,788)
Net cash used in operating activities	(20,130)	(16,176)
Investing activities
Purchases of investments	(9,491)	(186)
Purchases of property and equipment	(266)	(77)
Net cash used in investing activities	(9,757)	(263)
Financing activities
Payment of debt issuance costs	—	(82)
Proceeds from exercise of stock options	255	71
Payments for taxes related to net share settlement of equity awards	(108)	(47)
Net cash provided by (used in) financing activities	147	(58)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(27)	413
Net decrease in cash and cash equivalents	(29,767)	(16,084)
Cash and cash equivalents at beginning of period	95,401	58,056
Cash and cash equivalents at end of period	$65,634	$41,972
See accompanying notes

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

We create, manufacture, and market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including IFCs, assays, and reagents. Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We use proprietary CyTOF® and microfluidics technologies to develop innovative end-to-end solutions that have the flexibility required to meet the needs of translational research and the robustness to support high-impact clinical research studies. We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology and plant and animal research companies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of December 31, 2018, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior period amounts in the condensed consolidated statements of cash flows were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.

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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019, and 2018 because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options, restricted stock units and performance awards	4,881	3,254
2018 Convertible Notes	—	19,036
2018 Convertible Notes potential make-whole shares at March 31, 2018	—	1,204
2014 Convertible Notes	916	1,364
Total	5,797	24,858

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019, are as follows (in thousands):

	Foreign Currency Translation Adjustment		Net Unrealized Gain on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(687)		$—	$(687)
Other comprehensive income	8	—	2	10
Balance at March 31, 2019	$(679)		$2	$(677)

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Product Warranties

We generally provide a one-year warranty on our instruments. We accrue for estimated warranty obligations at the time of product shipment. We periodically review our warranty liability and record adjustments based on the terms of warranties provided to customers, and historical and anticipated warranty claim experience. This expense is recorded as a component of cost of product revenue in the condensed consolidated statements of operations.

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

Goodwill, Intangible Assets, and Other Long-lived Assets

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

Convertible Notes

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes were outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes. In the first quarter of 2019, the 2018 Notes were converted into 19.5 million shares of common stock and the 2018 Notes were retired.

See Note 6 Convertible Notes and Credit Facility for the accounting treatment of the transactions and additional information about the exchange.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize operating leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating; the classification will impact the expense recognition in the income statement.

Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date of the standard as our date of initial application. Consequently, previously presented financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 will be disclosed.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

On adoption, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments over the lease term, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. We did not have any impact to retained earnings from the adoption of ASC 842.

The new standard also provides certain accounting elections for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We have also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to comprise the majority of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adoption on our consolidated financial statements.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Revenue

Disaggregation of Revenues

The following table disaggregates our revenue for the three months ended March 31, 2019, and 2018, respectively, by geographic area and by products and services (in thousands):

	Three Months Ended March 31,
	2019	2018
Geographic Markets:
Americas	$12,971	$10,834
Europe	8,156	8,473
Asia Pacific	8,984	5,941
Total revenue	$30,111	$25,248

Products and Services:
Instruments	$12,840	$7,520
Consumables	11,987	12,957
Product revenue	24,827	20,477
Services	5,284	4,771
Total revenue	$30,111	$25,248

Performance Obligations

We reported $17.8 million of deferred revenue on our December 31, 2018 consolidated balance sheet. During the three months ended March 31, 2019, $3.6 million of the opening balance was recognized as revenue and $4.2 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At March 31, 2019, we reported $18.4 million of deferred revenue.

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at March 31, 2019 (in thousands):

Expected Revenue (1)
2019 (remainder of the year)	$9,002
2020	5,702
2021	2,957
Thereafter	2,070
$19,731
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

Contract Costs

We reported $0.4 million of capitalized commission costs from instrument service contracts from instrument service contracts at March 31, 2019 and December 31, 2018 in the condensed consolidated balance sheets.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Goodwill and Intangible Assets, net

In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million. Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in Other non-current assets.

Intangible assets, net, were as follows (in thousands):

	March 31, 2019
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(57,400)	$54,600	10.0 years
Patents and licenses	$11,274	$(7,119)	$4,155	7.8 years

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(54,600)	$57,400	10.0 years
Patents and licenses	$11,274	$(6,861)	$4,413	7.8 years

Amortization of intangibles was $3.1 million for both the three months ended March 31, 2019, and 2018, respectively.

Based on the carrying value of intangible assets, net, as of March 31, 2019, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2019 (remainder of the year)	$8,400	$781	$9,181
2020	11,200	1,042	12,242
2021	11,200	887	12,087
2022	11,200	804	12,004
2023	11,200	634	11,834
Thereafter	1,400	7	1,407
Total	$54,600	$4,155	$58,755

5. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$7,096	$5,996
Work-in-process	612	650
Finished goods	6,046	6,357
Total inventories, net	$13,754	$13,003

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer equipment and software	$4,316	$4,201
Laboratory and manufacturing equipment	19,071	18,780
Leasehold improvements	7,042	7,173
Office furniture and fixtures	1,686	1,506
Property and equipment, gross	32,115	31,660
Less accumulated depreciation and amortization	(23,901)	(22,855)
Construction-in-progress	20	20
Property and equipment, net	$8,234	$8,825

Warranty
We accrue for estimated warranty obligations once revenue is recognized. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, as well as historical and anticipated warranty claim experience. Activity for our warranty accrual for the three months ended March 31, 2019, and 2018, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$863	$699
Accrual for current period warranties	286	337
Warranty costs incurred	(219)	(445)
Ending balance	$930	$591

6. Convertible Notes and Credit Facility

2014 Senior Convertible Notes (2014 Notes)

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds.

2018 Senior Convertible Notes (2018 Notes)

In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for new convertible notes (2018 Notes). The 2018 Notes were subsequently retired in the first quarter of 2019 as discussed below.

As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value is amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023.

We accounted for the exchange transaction as an extinguishment of debt due to the significance of the change in value of the embedded conversion option, resulting in a $0.1 million gain. The gain on extinguishment of the 2014 Notes exchanged was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2018 Notes) and the net carrying value of the 2014 Notes exchanged, net of unamortized debt discount and debt issuance cost write-offs.

The 2018 Notes accrued interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2018 Notes accrued from February 1, 2018. The 2018 Notes were set to mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes was 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events. One of those specified events was that Holders who converted their 2018 Notes voluntarily prior to our exercise of the Issuer's Conversion Option were entitled, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes. Any time prior to the maturity of the 2018 Notes, we had the ability to convert the 2018 Notes, in whole but not in part, into cash, shares of our common stock, or combination thereof, if the closing price of our common stock equaled or exceeded 110% of the conversion price then in effect for a specified number of days (Issuer’s Conversion Option). On or after February 6, 2022, we would have been able to elect to redeem all or any portion of the 2018 Notes at a redemption price equal to 100% of the accreted principal amount of the 2018 Notes on the redemption date of the 2018 Notes, plus accrued and unpaid interest.

Holders of the 2018 Notes had the right, at their option, to require us to purchase all or a portion of the 2018 Notes (i) on February 6, 2023, February 6, 2026, and February 6, 2029, or (ii) in the event of a fundamental change, as defined in the indenture governing the 2018 Notes, in each case, at a repurchase price equal to 100% of the accreted principal amount (i.e., up to 120% of the outstanding principal amount) of the 2018 Notes on the fundamental change repurchase date, plus accrued and unpaid interest.

As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million, which was recorded in additional paid-in-capital and reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes was amortized over the expected term of the 2018 Notes, using the effective interest method through the first note holder put date, of February 6, 2023.

Offering-related costs for the 2018 Notes were approximately $2.8 million and were paid in the first and second quarters of 2018. Offering-related costs of $2.2 million were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2018 Notes, and are amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023. Offering-related costs of $0.6 million were accounted for as equity issuance costs, recorded as an offset to additional paid-in capital, and are not subject to amortization. Offering-related costs were allocated between debt and equity in the same proportion as the allocation of the 2018 Notes between debt and equity.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19,460,260 shares of our common stock and the bonds were retired. We recognized a loss of $9.0 million, which represents the difference between the fair value of the bonds retired and their carrying costs. The net impact on equity was $133.3 million and represents the fair value of the bonds retired.

The carrying values of the components of the 2014 Notes and the 2018 Notes are as follows (in thousands):

	March 31, 2019	December 31, 2018
2.75% 2014 Notes due 2034
Principal amount	$51,250	$51,250
Unamortized debt discount	(1,215)	(1,232)
Unamortized debt issuance cost	(255)	(224)
	$49,780	$49,794
2.75% 2018 Notes due 2034
Principal amount	$—	$149,999
Premium accretion of 2018 Notes	—	3,755
Unamortized debt discount	—	(29,558)
Unamortized debt issuance cost	—	(1,932)
	$—	$122,264
	$49,780	$172,058

2018 Revolving Credit Facility

In August 2018, the Company entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the revolving credit facility. As of March 31, 2019, availability under the revolving credit facility was $13.7 million. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2019.

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

The Company incurred approximately $335,000 of debt issuance costs in connection with the facility, including $225,000 in commitment fees. Half of the commitment fee was paid at the inception of the facility with the remainder due on the earliest of (i) August 2, 2019, (ii) the date on which the Company terminates this Agreement or (iii) the occurrence and continuance of an event of default. Debt issuance costs were capitalized and are being amortized to interest expense over the life of the Revolving Credit Facility.

The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company was in compliance with all the terms and conditions of the Revolving Credit Facility at March 31, 2019.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. Leases

We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than 1 year to 8 years. Some leases contain options to extend the lease, usually for up to 5 years, and termination options.

Operating lease right-of-use assets, net consisted of the following (in thousands):

		March 31, 2019
	Gross Amount	Accumulated Amortization	Net
Operating lease right-of-use buildings	$7,556	$(696)	$6,860
Operating lease right-of-use equipment	76	(10)	66
Operating lease right-of-use vehicles	280	(29)	251
Total	$7,912	$(735)	$7,177

We entered into a new operating lease for our corporate headquarters in South San Francisco, California which is expected to commence in the first quarter of 2020. The lease term is 10.25 years. We expect to recognize a right-of-use asset and lease liability of approximately $32 million at the lease commencement, based upon our incremental collateralized borrowing rate as of March 31, 2019. In the second quarter of 2019, we established a $2 million letter of credit for the benefit of the landlord, in accordance with the terms of the lease.

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost (including $0.6 million of variable costs)	$1,503

Supplemental information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
Operating cash flows from operating leases	$1,018

As at March 31, 2019
Weighted average remaining lease term (in years)	4.3

Weighted average discount rate	5.3%

Future minimum lease payments and minimum sublease income, net of expenses of $75 thousand, under non-cancelable operating leases as of March 31, 2019, were as follows (in thousands):

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year	Minimum Lease Payments for Operating Leases	Minimum Sublease Income	Net Amount
2019 (remainder of the year)	$3,053	$(434)	$2,619
2020	2,209	(111)	2,098
2021	1,264	—	1,264
2022	931	—	931
2023	716	—	716
Thereafter	1,790	—	1,790
Total future minimum payments (income)	$9,963	$(545)	$9,418
Less: imputed interest	(1,057)
Total	$8,906

Reported as of March 31, 2019
Current operating lease liabilities	$3,701
Long-term lease liabilities	5,205
Total	$8,906

Disclosures related to periods prior to adoption of ASC 842

Operating lease rent expense, net of amortization of lease incentives and sublease income, was $1.2 million for the three months ended March 31, 2018 for the prior year comparative period before the adoption of ASC 842.

As of December 31, 2018, future minimum lease payment obligations and minimum sublease income, net of expenses, under noncancelable operating leases before the adoption of ASC 842 were disclosed as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Minimum Sublease Income	Net Amount
2019	$4,184	$(520)	$3,664
2020	2,213	(164)	2,049
2021	1,245	—	1,245
2022	827	—	827
2023	552	—	552
Thereafter	1,241	—	1,241
Total future minimum payments (income)	$10,262	$(684)	$9,578

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. Fair Value of Financial Instruments

The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	March 31, 2019
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$12,600	$—	$—	$12,600	$12,600	$—
Available-for-sale:
Level I:
Money market funds	$53,034	$2	$—	$53,036	$53,036	$—
U.S. treasury securities	9,499	—	—	9,499	—	9,499
Subtotal	$62,533	$2	$—	$62,535	$53,036	$9,499
Level II:
U.S. government and agency securities	—	—	—	—	—	—
Total	$75,133	$2	$—	$75,135	$65,636	$9,499

	December 31, 2018
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$17,685	$—	$—	$17,685	$17,685	$—
Available-for-sale:
Level I:
Money market funds	$77,716	$—	$—	$77,716	$77,716	$—
U.S. treasury securities	—	—	—	—	—	—
Subtotal	$77,716	$—	$—	$77,716	$77,716	$—
Level II:
U.S. government and agency securities	—	—	—	—	—	—
Total	$95,401	$—	$—	$95,401	$95,401	$—

There were no transfers between Level I and Level II measurements during the three months ended March 31, 2019, and December 31, 2018, and there were no changes in the valuation techniques used.

The contractual maturity periods of $9.5 million of our marketable debt securities are due within one year from March 31, 2019.

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2018 Notes at March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019			December 31, 2018
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$51,250	$49,780	$48,431	$51,250	$49,794	$43,665
2018 Notes	—	—	—	149,999	122,264	171,843
Total	$51,250	$49,780	$48,431	$201,249	$172,058	$215,508

9. Shareholders' Equity

Conversion of 2018 Notes

In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 6). As a result of this issuance of common stock, we recorded a total of $133.3 million of equity, which is equivalent to the fair value of the bonds retired.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our Employee Stock Purchase Plan (ESPP) and the grant of stock options, restricted stock units (RSU) and performance-based awards under our various stock-based plans. Our board of directors determines the number of awards to grant and also sets vesting criteria.
In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, subject to the employees' continued employment.
Incentive stock options and non-statutory stock options granted under the 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than 10% of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time-to-time.
For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
2011 Equity Incentive Plan
On January 28, 2011, our board of directors adopted the 2011 Equity Incentive Plan (2011 Plan) under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance units, and performance shares may be granted to our employees, directors, and consultants.
2009 Equity Incentive Plan and 1999 Stock Option Plan
Our 2009 Equity Incentive Plan (2009 Plan) terminated on the date the 2011 Plan was adopted. Options granted and shares issued under the 2009 Plan that were outstanding on the date the 2011 Plan became effective remained subject to the terms of the 2009 Plan.
2017 Inducement Award Plan
On January 5, 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (Inducement Plan) and reserved 2 million shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards and its terms are substantially similar to the 2011 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously our employees or non-employee members of our board of directors (or following such individual's bona fide period of non-employment), as an inducement material to the individual's entry into employment with us or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Activity under the 2011 Plan, the 2009 Plan, the 1999 Plan, and the Inducement Plan is as follows:

Restricted Stock Units:

		Number of Units (in 000s)		Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2018	1,812,000	1,812	7	$7.09
RSU granted		491		$10.32
RSU released		(144)		$9.16
RSU forfeited		(93)		$8.70
Balance as at March 31, 2019	1,812,000	2,066		$7.65

As of March 31, 2019, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $12.9 million. We expect to recognize these costs over a weighted average period of 3.2 years.

Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value in (000s)
Balance at December 31, 2018	2,385	$7.56	7.8	$5,991
Options granted	—
Options exercised	(53)	$5.54		$254
Options forfeited	(47)	$8.91
Balance as at March 31, 2019	2,285	$7.58	7.5	$14,702
Vested at March 31, 2019	1,129	$9.43	6.3	$6,001
Expected to vest at March 31, 2019	1,156	$5.76	8.7	$8,698
As of March 31, 2019, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $3.6 million. We expect to recognize these costs over a weighted average period of 2.4 years.
Performance-based Awards:
Performance Stock Units
During the three months ended March 31, 2019, we granted 375,339 performance stock units to certain executive officers and senior level employees. Similar to the performance stock units granted in 2018, the number of performance stock units ultimately earned is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the three-year performance period. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.
Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition should be reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date with a fair value of $16.56 per unit.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Activity under the performance stock units is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2018	155	$10.09
PSU granted	375	$16.56
PSU released	—	$—
PSU forfeited	—	$—
Balance as at March 31, 2019	530	$14.67

As of March 31, 2019, the unrecognized compensation costs related to these awards were $7.0 million. We expect to recognize these costs over a weighted average period of 2.6 years.

2017 Employee Stock Purchase Plan

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
Share-based Compensation

We recognized share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Options and Restricted Stock Units	$2,145	$1,626
Employee Stock Purchase Plan	126	121
Total Share-based Compensation	$2,271	$1,747

11. Income Taxes

The expense or benefit for income taxes for the periods presented differs from the 21% U.S. Federal statutory rate, for the three months ended March 31, 2019 and 2018, respectively, primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

We recorded a tax provision of $42,000 for the three months ended March 31, 2019, which was primarily attributable to a tax provision from our foreign operations, offset by the tax benefit from the amortization of our acquisition-related deferred tax liability. We recorded a tax benefit of $1.2 million for the three months ended March 31, 2018. The benefit was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations. The income tax provision for the three months ended March 31, 2019, as compared to the income tax benefit during the same period in the prior year period, is largely attributable to the income in the tax provision from our foreign operations.

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

A summary table of our total revenue by geographic areas of our customers and by product and services for the three months ended March 31, 2019 and 2018 is included in Note 3 to the condensed consolidated financial statements of this quarterly report on Form 10-Q.

Sales to customers in the United States represented $12.5 million or 41.6%, of total revenues for the three months ended March 31, 2019. Sales to customers in the United States represented $10.1 million or 40.1% of total revenues for the three months ended March 31, 2018.

Sales to customers in China represented $3.5 million, or 11.6%, of total revenues for the three months ended March 31, 2019. Sales to customers in China represented $3.3 million, or 13.1%, of total revenues for the three months ended March 31, 2018. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three months ended March 31, 2018. For the three months ended March 31, 2019, Japan also had sales in excess of 10% of our total revenues. Sales to customers in Japan represented $4.0 million, or 13.4%, of total revenues.

No individual customer represented more than 10% of our total revenues for the three months ended March 31, 2019, and 2018.
13. Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

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

“Fluidigm,” the Fluidigm logo, “Access Array,” “Advanta,” “Biomark,” “C1,” “Callisto,” “CyTOF,” “Delta Gene,” “Digital Array,” “Dynamic Array,” “EP1,” “Flex Six,” “Helios,” “Hyperion,” “Imaging Mass Cytometry,” “IMC,” “Juno,” “Maxpar,” “MSL,” “Polaris,” “Script Builder,” “Singular,” and “SNP Type” are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
___________________________

Unless the context requires otherwise, references in this Form 10-Q to “Fluidigm,” the “Company,” “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.

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
Our total revenue for the three months ended March 31, 2019 was $30.1 million compared to $25.2 million for the three months ended March 31, 2018. Our total revenue was $113.0 million in 2018, $101.9 million in 2017, and $104.4 million in 2016. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2019, our accumulated deficit was $584.3 million.
At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. We implemented certain operational efficiencies and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. In 2017 and 2018, we grew our revenues, increased gross margins, reduced operating expenses, streamlined our manufacturing operations, and rationalized our headcount and facilities. These activities have resulted in lower net losses, improving from $76.0 million in 2016 to $59.0 million in 2018. We have also strengthened our balance sheet through the issuance of common stock and reduction of debt. In August 2017, we sold 9.1 million shares of common stock for aggregate net proceeds of approximately $28.8 million; in December 2018, we sold approximately 9.4 million shares of common stock for aggregate net proceeds of $59.1 million. In March 2018, we refinanced $150 million of our 2014 Notes with the issuance of our 2018 Notes, which effectively extended the maturity of the debt while providing us with additional financing flexibility. The 2018 Notes were subsequently converted into 19.5 million shares of our common stock during the first quarter of 2019. The conversion is described in Note 6 of our March 31, 2019 condensed consolidated financial statements.

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

Except for the adoption of ASC 842 disclosed below, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2019, compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019.

Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize operating leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating; the classification will impact the expense recognition in the income statement.

Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date of the standard as our date of initial application. Consequently, previously presented financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 will be disclosed.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

On adoption, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments over the lease term, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. We did not have any impact to retained earnings from the adoption of ASC 842.

The new standard also provides certain accounting elections for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We have also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to comprise the majority of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country.

See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements in this quarterly report on Form 10-Q for recent accounting changes and pronouncements.

Results of Operations

The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2019, and 2018, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended March 31,
	2019		2018
Revenue	$30,111	100%	$25,248	100%
Cost of revenue	13,121	44	11,820	47
Gross profit	16,990	56	13,428	53
Operating expenses:
Research and development	8,372	28	7,256	29
Selling, general and administrative	22,824	76	18,805	74
Total operating expenses	31,196	104	26,061	103
Loss from operations	(14,206)	(47)	(12,633)	(50)
Interest expense	(2,701)	(9)	(1,889)	(7)
Loss on extinguishment of debt	(9,000)	(30)	—	—
Other income, net	484	2	92	—
Loss before income taxes	(25,423)	(84)	(14,430)	(57)
Income tax benefit (expense)	(42)	—	1,183	5
Net loss	$(25,465)	(84)%	$(13,247)	(52)%

Revenue

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of instruments and consumables. Consumable revenues are largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to the sales and installed base of our instruments as our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training.
We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for the three months ended March 31, 2019, and 2018. Total revenue from our five largest customers comprised 22% and 16% of our total revenue for the three months ended March 31, 2019, and 2018, respectively.
The following table presents our revenue by source for the three months ended March 31, 2019, and 2018 (in thousands):

	Three Months Ended March 31,				Year- Over-Year Change
	2019		2018
Revenue:
Instruments	$12,840	42%	$7,520	30%	71%
Consumables	11,987	40	12,957	51	(7)%
Product revenue	24,827	82	20,477	81	21%
Service revenue	5,284	18	4,771	19	11%
Total revenue	$30,111	100%	$25,248	100%	19%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three months ended March 31, 2019, and 2018 (in thousands):

	Three Months Ended March 31,				Year-Over-Year Change
	2019		2018
Americas	$12,971	43%	$10,834	42%	20%
EMEA	8,156	27	8,473	34	(4)%
Asia-Pacific	8,984	30	5,941	24	51%
Total	$30,111	100%	$25,248	100%	19%

The Americas revenue includes revenue generated in the United States of $12.5 million and $10.1 million for the three months ended March 31, 2019, and March 31, 2018, respectively.

Total Revenue

Total revenue increased by $4.9 million, or 19%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was attributable to a $4.4 million, or 21%, increase in product revenue and a $0.5 million, or 11%, increase in service revenue. The increase in revenue was driven by increased unit sales of mass cytometry instruments and related services, partially offset by lower sales of microfluidics products.

Revenue in the Americas grew 20% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in the Americas was primarily due to strong mass cytometry instruments sales, partially offset by lower microfluidics revenue. Unfavorable foreign exchange rates drove the majority of the 4% decrease in EMEA revenues, along with lower microfluidics revenues. The growth in Asia-Pacific was driven by increased unit sales of mass cytometry products, partially offset by reduced microfluidics revenue. Revenue growth was particularly strong in Japan, which accounted for 13.4% of consolidated revenues in the first quarter of 2019, more than doubling revenues from the year ago period. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by $0.4 million for the first quarter of 2019, compared to the prior year period.

Product Revenue

Product revenue increased by $4.4 million, or 21%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Instrument revenue increased by $5.3 million, or 71%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to higher unit sales of our Helios and Hyperion Imaging Systems, partially offset by lower sales of our microfluidics products. Consumables revenue decreased by $1.0 million, or 7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, driven by lower sales of microfluidics consumables.

We expect the average selling prices and volumes of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.

Service Revenue

Service revenue increased by $0.5 million, or 11%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in service revenue was largely due to post-warranty sales contracts and repairs.

Cost of Revenue, Gross Profit and Gross Margin

The following table presents our costs of product and service revenue, gross profit and gross margin for the three months ended March 31, 2019, and 2018 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2019	2018
Cost of product revenue	$11,389	$10,222	11%
Cost of service revenue	1,732	1,598	8%
Total cost of revenue	$13,121	$11,820	11%

Gross profit	$16,990	$13,428	27%
Gross margin	56.4%	53.2%	3.2

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

Cost of service revenue includes direct labor hours, overhead, and instrument parts. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments between mass cytometry and genomics.

Gross margin increased by 3.2 percentage points for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The year-over-year increase in gross margin was due to higher service margins and higher plant utilization, as well as the impact of spreading fixed depreciation and amortization over a higher revenue base. Product mix negatively impacted gross margins, as a larger percentage of our revenues came from instruments sales, which tend to have a lower gross margin than consumables.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2019, and 2018 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2019	2018
Research and development	$8,372	$7,256	15%
Selling, general and administrative	22,824	18,805	21%
Total	$31,196	$26,061	20%

Research and Development

Research and development expense consist primarily of compensation-related costs, product development and material expenses, and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services.

Research and development expense increased by $1.1 million, or 15%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Approximately $0.7 million of the increase is due to compensation-related costs, reflecting increased headcount and merit raises, with the remainder of the increase due to lab materials.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense increased $4.0 million, or 21% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Compensation-related costs contributed $1.8 million to the increase, reflecting a 9% increase in average headcount, along with higher stock-based compensation. Business development costs accounted for $1.6 million of the increase, along with a $0.5 million increase in advertising and promotional costs.

Interest Expense and Other Income, Net

The following table presents these items for the three months ended March 31, 2019, and 2018 (in thousands):

	Three Months Ended March 31,		Year-Over-Year Change
	2019	2018
Interest expense	$2,701	$1,889	43%
Loss on extinguishment of debt	9,000	—	NA
Other income, net	(484)	(92)	426%
Total	$11,217	$1,797	524%

In February 2014, we issued $201.3 million aggregate principal amount of our 2.75% 2014 Notes due 2034, (2014 Notes).
In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034. As the 2018 Notes are convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470. Because of this conversion option, along with a redemption premium, the net effective interest rate for the 2018 Notes is higher than the 2014 Notes. The effective interest rate on the 2014 Notes and the 2018 Notes is approximately 3.0% and 12.3%, respectively. The majority of the difference in effective interest rates is due to non-cash amortization of debt discounts and premiums. With the higher effective interest rate, interest expense increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into approximately 19.5 million shares of our common stock and the bonds retired. In accordance with ASC 470, we recognized a loss of $9 million on the conversion of the debt, representing the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion.

Following the retirement of the 2018 Notes, only the $51.25 million principal of the 2014 Notes remain outstanding as at March 31, 2019.

Other income increased by $0.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to higher interest income on our higher cash and investment balances.

Income Tax Benefit (Expense)

We recorded a tax provision of $42,000 for the three months ended March 31, 2019, which was primarily attributable to a tax provision from our foreign operations, offset by the tax benefit from the amortization of our acquisition-related deferred tax liability. We recorded a tax benefit $1.2 million for the three months ended March 31, 2018. The benefit was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations. The income tax provision for the three months ended March 31, 2019, as compared to the income tax benefit during the same period in the prior year period, is largely attributable to higher income in our non-US operations, which has resulted in a tax provision in our foreign operations that exceeds the tax benefit from the amortization of our acquisition-related deferred tax liability.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2019, our principal sources of liquidity consisted of $65.6 million of cash and cash equivalents, $9.5 million of short-term investments as well as availability under our Revolving Credit Facility.

The following table presents our cash flow summary for each period presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(20,130)	$(16,176)
Net cash used in investing activities	(9,757)	(263)
Net cash provided by (used in) financing activities	147	(58)
Net decrease in cash and cash equivalents	(29,767)	(16,084)

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

Net cash used in operating activities for the three months ended March 31, 2019, was $20.1 million and consisted of a net loss of $25.5 million, adjusted for non-cash items of $17.3 million. Non-cash items included a loss on extinguishment of debt of $9 million, amortization of developed technology of $2.8 million, stock-based compensation expense of $2.3 million, amortization of debt discounts, premium and issuance cost of $2.0 million and depreciation and amortization of $1.2 million. The net change in assets and liabilities included a decrease in other liabilities of $10.9 million, an increase in accounts receivable of $2.5 million, an increase in inventories of $0.7 million, and an increase in other assets of $1.2 million, partially offset by an increase in accounts payable of $2.6 million, and an increase in deferred revenue of $0.7 million.

Net cash used in operating activities for the three months ended March 31, 2018, was $16.2 million, and consisted of a net loss of $13.2 million, adjusted for non-cash items of $6.5 million. Non-cash items included stock-based compensation expense of $1.7 million, amortization of developed technology of $2.8 million, depreciation and amortization of $2.0 million. The net change in assets and liabilities included an increase in inventory of $0.5 million, an increase in other assets of $0.5 million and an increase in accounts receivable of $1.3 million, offset by an increase in accounts payable of $1.0 million and an increase in deferred revenue of $0.7 million.

Net Cash Used in Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force.

Net cash used in investing activities was $9.8 million during the three months ended March 31, 2019 and consisted of purchases of investments of $9.5 million and capital expenditures of $0.3 million.

Net cash used in investing activities for three months ended March 31, 2018 was $0.3 million and consisted of purchases of investments of $0.2 million and capital expenditures of $0.1 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2019. Net cash provided by financing activities primarily consisted of $0.3 million from the exercise of stock options, partially offset by $0.1 million for income taxes related to net share settlement of equity awards.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2018 and consisted of net proceeds of $0.1 million from exercise of stock options, partially offset by payments for taxes related to net share settlement for vested restricted stock units.

Liquidity and Capital Resources

As discussed above, in the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into approximately 19.5 million shares of our common stock and the bonds retired.

We currently have outstanding $51.3 million in aggregate principal amount of our 2014 Notes. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined, holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.

We have a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of March 31, 2019, total availability under the Revolving Credit Facility was $13.7 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 6 to the condensed consolidated financial statements included in this Form 10-Q for more information about the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Contractual Obligations and Commitments

Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. In the first quarter of 2019, we entered into a lease for a new headquarters in California which is expected to commence in the first quarter of 2020. Please see Note 7 to the financial statements for a discussion of our lease obligations.

Other than as disclosed above, there have been no material changes during the three months ended March 31, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2019 and 2018, our gains and losses related to changes in foreign exchange rates was less than $0.1 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments of $75.1 million at March 31, 2019. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors. Our risk factors disclosed in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2018 provide additional disclosure and are incorporated herein by reference.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.0 million, $60.5 million, and $76.0 million during the years 2018, 2017, and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $584.3 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.
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
We have implemented security controls to protect our information technology infrastructure but, despite our efforts, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. If confidential data is later determined to have been released in the course of this event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. As of the date of this filing, we estimate the costs associated with the intrusion to be approximately $1.5 million; we have recovered a portion of these costs under an applicable insurance policy and will continue to seek reimbursement for additional eligible expenses. Although we believe we have now contained the disruption, we anticipate additional work and expense in the future as we continue to respond to the attack and further enhance our security processes and initiatives.
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
In addition, we could decide to seek similar regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. In Europe, we would need to comply with the Medical Device Directive 93/42 EEC and/or the In Vitro Diagnostics Directive 98/79/EC, which are required to market medical devices in the European Union. These directives are being replaced by Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, with official entry into force in May 26, 2017 and date of applications of May 26, 2020 and May 26, 2022 respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
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
We believe that our existing cash and cash equivalents and availability under the Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next 18 months. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	fluctuations in cash demands (e.g., due to interest payments or payouts under existing cash compensation plans);

•	variability in sales and timing of related cash collections;

•	the effectiveness of our recent efficiency and cost-savings initiatives;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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
If we seek to implement a company-wide enterprise resource planning (ERP) system, such implementation could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
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
For example, the U.S.-based Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance (ASU 2014-09) Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance was effective for our fiscal year 2018. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of retained earnings as of January 1, 2018. To date, the adoption has not had a material impact on our consolidated financial statements. Additional disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard, which required us to make certain changes to our business processes and controls to support revenue recognition and disclosure under the new standard.
The FASB also issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The core principle is that lessees should recognize the assets and liabilities arising from leases on the balance sheet. Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. We adopted ASU 2016-02 as of January 1, 2019. The adoption of this standard had a material impact on our consolidated financial statements. We continue to identify the appropriate changes to our business processes, systems, and controls to support the new lease standard and the required disclosures under the new standard.
It is not clear if or when these and other potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.
We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.
We have significant outstanding convertible debt, and may be required to repay, refinance or restructure a portion of such debt before 2021. As of March 31, 2019, we had outstanding $51.3 million aggregate principal amount of our 2014 Notes. The

2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of each of the applicable series of Notes, holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, Fluidigm Canada Inc., or Fluidigm Canada, an Ontario corporation and wholly owned subsidiary of Fluidigm Sciences, was party to an interim license agreement, now expired, with Nodality, Inc., or Nodality, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with Nodality, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.
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

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated March 20, 2019.	Filed herewith

10.2	First Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated April 26, 2019.	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated:	May 7, 2019
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	May 7, 2019
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer