Form 10-Q
period 2019-06-30
FLUIDIGM CORP
filed 2019-08-07
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2019, there were 69,403,581 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

1

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,046	$95,401
Short-term investments	44,815	—
Accounts receivable (net of allowances of $45 at June 30, 2019 and $126 at December 31, 2018)	19,262	16,651
Inventories	14,269	13,003
Prepaid expenses and other current assets	4,387	2,051
Total current assets	106,779	127,106
Property and equipment, net	8,298	8,825
Operating lease right-of-use asset, net	6,506	—
Other non-current assets	6,302	6,208
Developed technology, net	51,800	57,400
Goodwill	104,108	104,108
Total assets	$283,793	$303,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,075	$4,027
Accrued compensation and related benefits	8,281	14,470
Operating lease liabilities, current	3,350	—
Other accrued liabilities	5,642	7,621
Deferred revenue, current	11,972	11,464
Total current liabilities	37,320	37,582
Convertible notes, net	49,833	172,058
Deferred tax liability, net	12,295	13,714
Operating lease liabilities, non-current	4,812	—
Deferred revenue, non-current	6,318	6,327
Other non-current liabilities	575	1,850
Total liabilities	111,153	231,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2019 and December 31, 2018; 69,400 and 49,338 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	69	49
Additional paid-in capital	771,263	631,605
Accumulated other comprehensive loss	(623)	(687)
Accumulated deficit	(598,069)	(558,851)
Total stockholders’ equity	172,640	72,116
Total liabilities and stockholders’ equity	$283,793	$303,647
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$23,235	$21,777	$48,062	$42,254
Service revenue	4,961	4,651	10,245	9,422
Total revenue	28,196	26,428	58,307	51,676
Cost of revenue:
Cost of product revenue	11,100	11,160	22,489	21,382
Cost of service revenue	1,733	1,680	3,465	3,278
Total cost of revenue	12,833	12,840	25,954	24,660
Gross profit	15,363	13,588	32,353	27,016
Operating expenses:
Research and development	7,865	7,386	16,237	14,642
Selling, general and administrative	22,134	18,987	44,958	37,792
Total operating expenses	29,999	26,373	61,195	52,434
Loss from operations	(14,636)	(12,785)	(28,842)	(25,418)
Interest expense	(491)	(3,916)	(3,192)	(5,805)
Loss on extinguishment of debt	—	—	(9,000)	—
Other income, net	231	256	715	348
Loss before income taxes	(14,896)	(16,445)	(40,319)	(30,875)
Income tax benefit	1,143	204	1,101	1,387
Net loss	$(13,753)	$(16,241)	$(39,218)	$(29,488)
Net loss per share, basic and diluted	$(0.20)	$(0.42)	$(0.61)	$(0.76)
Shares used in computing net loss per share, basic and diluted	69,158	39,003	63,923	38,930
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(13,753)	$(16,241)	$(39,218)	$(29,488)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9)	26	(1)	69
Net change in unrealized gain on investments	63	2	65	1
Other comprehensive income, net of tax	54	28	64	70
Comprehensive loss	$(13,699)	$(16,213)	$(39,154)	$(29,418)
See accompanying notes

FLUIDIGM CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands) (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116
Issuance of common stock on bond conversion	19,460	19	133,279	—	—	133,298
Issuance of restricted stock, net of shares withheld for taxes, and other	140	1	(177)	—	—	(176)
Issuance of common stock from option exercises	53	—	255	—	—	255
Stock-based compensation expense	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(25,465)	(25,465)
Other comprehensive income, net of tax	—	—	—	10	—	10
Balance as of March 31, 2019	68,991	69	767,169	(677)	(584,316)	182,245
Issuance of restricted stock, net of shares withheld for taxes, and other	183	—	(325)	—	—	(325)
Issuance of common stock from option exercises	130	—	793	—	—	793
Issuance of common stock under ESPP	96	—	641	—	—	641
Stock-based compensation expense	—	—	2,985	—	—	2,985
Net loss	—	—	—	—	(13,753)	(13,753)
Other comprehensive income, net of tax	—	—	—	54	—	54
Balance as of June 30, 2019	69,400	$69	$771,263	$(623)	$(598,069)	$172,640

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	38,787	$39	$531,666	$(574)	$(500,196)	$30,935
Issuance of restricted stock, net of shares withheld for taxes, and other	105	—	(69)	—	—	(69)
Issuance of common stock from option exercises	16	—	72	—	—	72
Conversion option on convertible debt	—	—	29,292	—	—	29,292
Closing cost related to conversion option	—	—	(556)	—	—	(556)
Cumulative-effect of new accounting standard for Topic 606 Revenue	—	—	—	—	358	358
Stock-based compensation expense	—	—	1,747	—	—	1,747
Net loss	—	—	—	—	(13,247)	(13,247)
Other comprehensive income, net of tax	—	—	—	42	—	42
Balance as of March 31, 2018	38,908	39	562,152	(532)	(513,085)	48,574
Issuance of restricted stock, net of shares withheld for taxes, and other	125	—	(106)	—	—	(106)
Issuance of common stock from option exercises	3	—	7	—	—	7
Issuance of common stock under ESPP	119	—	562	—	—	562
Stock-based compensation expense	—	—	2,007	—	—	2,007
Net loss	—	—	—	—	(16,241)	(16,241)
Other comprehensive income, net of tax	—	—	—	28	—	28
Balance as of June 30, 2018	39,155	$39	$564,622	$(504)	$(529,326)	$34,831
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(39,218)	$(29,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,351	2,932
Stock-based compensation expense	5,263	3,754
Amortization of developed technology	5,600	5,600
Amortization of debt discounts, premium and issuance costs	2,037	3,083
Loss on extinguishment of debt	9,000	—
Loss on disposal of property and equipment	29	—
Other non-cash items	(88)	(41)
Changes in assets and liabilities:
Accounts receivable, net	(2,420)	(1,814)
Inventories	(1,486)	(571)
Prepaid expenses and other current assets	(1,269)	(1,016)
Other non-current assets	304	821
Accounts payable	3,439	2,445
Deferred revenue	476	368
Other current liabilities	(6,466)	99
Other non-current liabilities	(2,695)	(6,671)
Net cash used in operating activities	(25,143)	(20,499)
Investing activities
Purchases of investments	(44,614)	(1,451)
Proceeds from maturities and sales of investments	—	5,541
Purchases of property and equipment	(685)	(154)
Net cash provided by (used in) investing activities	(45,299)	3,936
Financing activities
Payment of debt issuance costs	(15)	(2,638)
Proceeds from exercise of stock options	1,048	79
Proceeds from stock issuance from ESPP	641	562
Payments for taxes related to net share settlement of equity awards	(487)	(155)
Net cash provided by (used in) financing activities	1,187	(2,152)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(25)	83
Net decrease in cash, cash equivalents and restricted cash	(69,280)	(18,632)
Cash, cash equivalents and restricted cash at beginning of period	95,401	58,056
Cash, cash equivalents and restricted cash at end of period	$26,121	$39,424
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of June 30, 2019, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
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
The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2019, and 2018 because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options, restricted stock units and performance awards	4,541	4,586	4,541	4,586
2018 Convertible Notes	—	19,036	—	19,036
2018 Convertible Notes potential make-whole shares	—	1,204	—	1,204
2014 Convertible Notes	916	916	916	916
Total	5,457	25,742	5,457	25,742

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2019, are as follows (in thousands):

	Foreign Currency Translation Adjustment		Net Unrealized Gain on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(687)		$—	$(687)
Other comprehensive income	8	—	2	10
Balance at March 31, 2019	(679)		2	(677)
Other comprehensive income (loss)	(9)	—	63	54
Balance at June 30, 2019	$(688)		$65	$(623)

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
Convertible Notes
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our new 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes was outstanding in addition to $150.0 million in aggregate principal amount of the 2018 Notes. In the first quarter of 2019, the 2018 Notes were converted into 19.5 million shares of common stock and the 2018 Notes were retired. We recorded a loss of $9.0 million on the retirement of the 2018 Notes.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date of the standard as our date of initial application. Consequently, previously presented financial information has not been updated, and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 are disclosed.
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
On adoption, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments over the lease term, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. There was no impact to retained earnings from the adoption of ASC 842.
The new standard also provides certain accounting elections for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We have also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to comprise most of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country.
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
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (2) in November 2018, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016‑13 and ASU 2018-19 will have on our consolidated financial statements and related disclosures.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Revenue
Disaggregation of Revenues
The following table disaggregates our revenue for the three and six months ended June 30, 2019, and 2018, respectively, by geographic area and by product and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Geographic Markets:
Americas	$11,120	$12,520	$24,091	$23,354
Europe	11,217	9,109	19,373	17,582
Asia Pacific	5,859	4,799	14,843	10,740
Total revenue	$28,196	$26,428	$58,307	$51,676

Product and Service:
Instruments	$12,201	$10,421	$25,041	$17,941
Consumables	11,034	11,356	23,021	24,313
Product revenue	23,235	21,777	48,062	42,254
Service	4,961	4,651	10,245	9,422
Total revenue	$28,196	$26,428	$58,307	$51,676

Performance Obligations
We reported $17.8 million of deferred revenue on our December 31, 2018 consolidated balance sheet. During the six months ended June 30, 2019, $6.8 million of the opening balance was recognized as revenue and $7.3 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At June 30, 2019, we reported $18.3 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at June 30, 2019 (in thousands):

Expected Revenue (1)
2019 (remainder of the year)	$6,344
2020	6,764
2021	3,917
Thereafter	2,479
$19,504
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
Contract Costs
We reported $0.4 million of capitalized commission costs from instrument service contracts at June 30, 2019 and December 31, 2018 in the condensed consolidated balance sheets.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million. Intangible assets include developed technology related to the DVS acquisition and other intangible assets included in other non-current assets.
Intangible assets, net, were as follows (in thousands):

	June 30, 2019
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(60,200)	$51,800	10.0 years
Patents and licenses	$11,274	$(7,378)	$3,896	7.8 years

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(54,600)	$57,400	10.0 years
Patents and licenses	$11,274	$(6,861)	$4,413	7.8 years

Amortization of intangibles was $3.1 million for each of the three months ended June 30, 2019, and 2018, respectively. Amortization of intangibles was $6.2 million and $6.2 million for the six months ended June 30, 2019, and 2018, respectively.
Based on the carrying value of intangible assets, net, as of June 30, 2019, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2019 (remainder of the year)	$5,600	$522	$6,122
2020	11,200	1,042	12,242
2021	11,200	887	12,087
2022	11,200	804	12,004
2023	11,200	634	11,834
Thereafter	1,400	7	1,407
Total	$51,800	$3,896	$55,696

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$24,046	$95,401
Restricted cash	2,075	—
Cash, cash equivalents and restricted cash	$26,121	$95,401

Short-term restricted cash of approximately $1.1 million is included in prepaid expenses and other current assets, and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Inventories
Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$7,023	$5,996
Work-in-process	553	650
Finished goods	6,693	6,357
Total inventories, net	$14,269	$13,003

Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer equipment and software	$4,322	$4,201
Laboratory and manufacturing equipment	19,391	18,780
Leasehold improvements	7,526	7,173
Office furniture and fixtures	1,810	1,506
Property and equipment, gross	33,049	31,660
Less accumulated depreciation and amortization	(24,845)	(22,855)
Construction-in-progress	94	20
Property and equipment, net	$8,298	$8,825

Warranty
We accrue for estimated warranty obligations once revenue is recognized. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, as well as historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and six months ended June 30, 2019, and 2018, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$930	$591	$863	$699
Accrual for warranties	371	401	657	738
Warranty costs incurred	(210)	(383)	(429)	(828)
Ending balance	$1,091	$609	$1,091	$609

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value was amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the bonds were retired. We recognized a loss of $9.0 million, which represents the difference between the fair value of the bonds retired and their carrying costs. The net impact on equity was $133.3 million and represents the fair value of the bonds retired.
The carrying values of the components of the 2014 Notes and the 2018 Notes are as follows (in thousands):

	June 30, 2019	December 31, 2018
2.75% 2014 Notes due 2034
Principal amount	$51,250	$51,250
Unamortized debt discount	(1,199)	(1,232)
Unamortized debt issuance cost	(218)	(224)
	$49,833	$49,794
2.75% 2018 Notes due 2034
Principal amount	$—	$149,999
Premium accretion	—	3,755
Unamortized debt discount	—	(29,558)
Unamortized debt issuance cost	—	(1,932)
	$—	$122,264
	$49,833	$172,058

2018 Revolving Credit Facility
In August 2018, the Company entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the revolving credit facility. As of June 30, 2019, availability under the revolving credit facility was $12.5 million. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2019.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased to 5.0% above the otherwise applicable rate of interest. The Company was in compliance with all the terms and conditions of the Revolving Credit Facility at June 30, 2019.
7. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than 1 year to 8 years. Some leases contain options to extend the lease, usually for up to 5 years, and termination options.
Operating lease right-of-use assets, net, consisted of the following (in thousands):

		June 30, 2019
	Gross Amount	Accumulated Amortization	Net
Operating lease right-of-use buildings	$7,600	$(1,438)	$6,162
Operating lease right-of-use equipment	76	(21)	55
Operating lease right-of-use vehicles	357	(68)	289
Total	$8,033	$(1,527)	$6,506

In the first half of 2019, we entered into a new operating lease for our corporate headquarters in South San Francisco, California which is expected to commence in late 2019 or early 2020. The lease term is 10.25 years. We expect to recognize a right-of-use asset and lease liabilities of approximately $46.7 million, based on our current incremental collateralized borrowing rate, as a result of this lease.

(in thousands)	Six Months Ended June 30, 2019
Operating lease cost (including variable costs)	$3,056
Variable costs including non-lease component	$1,303

Supplemental information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
Operating cash flows from operating leases	$2,061

June 30, 2019
Weighted average remaining lease term (in years)	4.3

Weighted average discount rate	5.3%

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of June 30, 2019, were as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Minimum Sublease Income	Net Amount
2019 (remainder of the year)	$2,077	$(306)	$1,771
2020	2,259	(111)	2,148
2021	1,290	—	1,290
2022	947	—	947
2023	730	—	730
Thereafter	1,825	—	1,825
Total future minimum payments (income)	$9,128	$(417)	$8,711
Less: imputed interest	(966)
Total	$8,162

June 30, 2019
Operating lease liabilities, current	$3,350
Operating lease liabilities, non-current	4,812
Total	$8,162

Disclosures related to periods prior to adoption of ASC 842
Operating lease rent expense, net of amortization of lease incentives and sublease income was $1.0 million and $2.2 million for the three and six months ended June 30, 2018, respectively for the prior year comparative period before the adoption of ASC 842.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	June 30, 2019
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash- non-restricted	$15,928	$—	$—	$15,928	$15,928	$—	$—
Cash- restricted	2,075	—	—	2,075	—	—	2,075
Total cash	$18,003	$—	$—	$18,003	$15,928	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$8,118	$—	$—	$8,118	$8,118	$—	$—
U.S. treasury securities	44,750	65	—	44,815	—	44,815	—
Subtotal	$52,868	$65	$—	$52,933	$8,118	$44,815	$—
Total	$70,871	$65	$—	$70,936	$24,046	$44,815	$2,075

	December 31, 2018
	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$17,685	$—	$—	$17,685	$17,685	$—
Available-for-sale:
Level I:
Money market funds	$77,716	$—	$—	$77,716	$77,716	$—
U.S. treasury securities	—	—	—	—	—	—
Subtotal	$77,716	$—	$—	$77,716	$77,716	$—
Total	$95,401	$—	$—	$95,401	$95,401	$—

There were no transfers between Level I and Level II measurements during the six months ended June 30, 2019, and December 31, 2018, and there were no changes in the valuation techniques used.
Convertible Notes
The estimated fair value of the 2014 and 2018 Notes is based on a market approach and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.
The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2018 Notes at June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019			December 31, 2018
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$51,250	$49,833	$49,559	$51,250	$49,794	$43,665
2018 Notes	—	—	—	149,999	122,264	171,843
Total	$51,250	$49,833	$49,559	$201,249	$172,058	$215,508

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. Shareholders’ Equity
Conversion of 2018 Notes
In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 6). As a result of this issuance of common stock, we recorded a total of $133.3 million of equity, which is equivalent to the fair value of the bonds retired.
10. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our Employee Stock Purchase Plan (ESPP) and the grant of stock options, restricted stock units (RSU) and performance-based awards under our other equity incentive plans. Our board of directors determines the number of shares subject to award grants and also sets vesting criteria.
In general, our RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, subject to the recipient employee’s continued employment. We may grant RSU awards with different vesting terms from time to time.
Incentive stock options and non-statutory stock options granted under the 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than 10% of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair market value of the underlying common stock on the date of grant. Generally, our options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.
For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Equity Incentive Plan (2011 Plan) under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance units, and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved, the amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029.
2009 Equity Incentive Plan and 1999 Stock Option Plan
Our 2009 Equity Incentive Plan (2009 Plan) terminated on the date the 2011 Plan was adopted. Options granted and shares issued under the 2009 Plan that were outstanding on the date the 2011 Plan became effective remained subject to the terms of the 2009 Plan.
2017 Inducement Award Plan
In January 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (Inducement Plan) and reserved 2 million shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provided for the grant of equity-based awards and its terms were substantially similar to the 2011 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan could only be made to individuals not previously our employees or non-employee members of our board of directors (or following such individuals' bona fide period of non-employment), as an inducement material to the individuals' entry into employment with us or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules. In June 2019, concurrently with the increase in shares available for grant under the 2011 Plan, the Inducement Plan was terminated such that no further grants could be made thereunder. Options granted and shares issued under the Inducement Plan that were outstanding upon such termination remain outstanding subject to their terms and the terms of the Inducement Plan.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation and Expense Information
We use the Black-Scholes option-pricing model to estimate the fair value of stock options granted under our equity incentive plans. We grant stock options at exercise prices not less than the fair value of our common stock at the date of grant. The fair value of RSUs granted to employees is valued using the fair market value of our common stock on the grant date.
Activity under the 2011 Plan, the 2009 Plan, the 1999 Plan, and the Inducement Plan is as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance as of December 31, 2018	1,812	$7.09
RSU granted	662	$10.90
RSU released	(360)	$8.66
RSU forfeited	(224)	$8.14
Balance as of June 30, 2019	1,890	$8.01
As of June 30, 2019, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $12.6 million. We expect to recognize these costs over a weighted average period of 3 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value in (000s)
Balance as of December 31, 2018	2,385	$7.56	7.8	$5,991
Options granted	41	$13.41
Options exercised	(184)	$5.75		$1,147
Options forfeited	(138)	$6.5
Balance as of June 30, 2019	2,104	$7.8	7.3	$11,453
Vested as of June 30, 2019	1,159	$9.16	6.3	$5,556
Expected to vest as of June 30, 2019	945	$6.13	8.5	$5,897
The grant date fair value of options granted in 2019 was $7.36. As of June 30, 2019, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $3.2 million. We expect to recognize these costs over a weighted average period of 2.1 years.
Performance-based Awards:
Performance Stock Units
During the three and six months ended June 30, 2019, we granted 25,500 and 400,839 performance stock units, respectively, to certain executive officers and senior level employees. The number of performance stock units ultimately earned under these awards is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the three-year performance period. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.
Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition should be reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date with a weighted-average fair value of $16.90 per unit.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Activity under the performance stock units is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance as of December 31, 2018	155	$10.09
PSU granted	401	$16.90
PSU released	—	$—
PSU forfeited	(9)	$10.09
Balance as of June 30, 2019	547	$15.09
As of June 30, 2019, the unrecognized compensation costs related to these awards were $6.8 million. We expect to recognize these costs over a weighted average period of 2.5 years.
2017 Employee Stock Purchase Plan
Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Prior to June 2019, our ESPP had a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees were eligible to participate through payroll deductions of up to 10% of their compensation. The purchase price at which shares were sold under the ESPP was 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period.
Effective in June 2019, our ESPP was amended to offer a twelve-month offering period with two six-month purchase periods beginning on each of May 31 and November 30. Under the updated plan, the purchase price at which shares are sold for the first purchase period is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the first purchase period. For the second purchase period, the purchase price at which shares are sold is 85% of the lowest of the fair value of the common stock on the first day of the offering period, the last day of the offering period or the fair value of the common stock at the beginning of the second purchase period. Employees are eligible under the amended plan to participate through payroll deductions of up to 15% of their compensation. Employees may not purchase more than $25 thousand of stock for any calendar year.
Share-based Compensation
We recognized share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options and Restricted Stock Units	$2,848	$1,888	$4,993	$3,514
Employee Stock Purchase Plan	144	119	270	240
Total Share-based Compensation	$2,992	$2,007	$5,263	$3,754

11. Income Taxes
The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
The Company recorded a tax benefit of $1.1 million for both the three and six months ended June 30, 2019. We recorded a tax benefit of $0.2 million and $1.4 million for the three and six months ended June 30, 2018. The benefit for all periods was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s tax benefit for income taxes for the periods presented differs from the 21% U.S. Federal statutory rate for the three and six months ended June 30, 2019 and 2018, respectively, primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.
Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position that will significantly increase or decrease within the next year. For the six months ended June 30, 2019, the Company did not recognize any material interest or penalties related to uncertain tax positions.
Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The deferred tax assets have been offset by valuation allowances. In the future we may release valuation allowances and recognize deferred tax assets in certain of our foreign subsidiaries depending on the achievement of future profitability in the relevant jurisdictions. Any release of valuation allowances could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in the future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance.
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
A summary table of our total revenue by geographic areas of our customers and by product and service for the three and six months ended June 30, 2019 and 2018 is included in Note 3 to the condensed consolidated financial statements of this quarterly report on Form 10-Q.
Sales to customers in the United States represented $9.9 million or 35%, and $22.4 million or 38% of total revenues for the three and six months ended June 30, 2019, respectively. Sales to customers in the United States represented $12.0 million or 46% and $22.2 million or 43% of total revenues for the three and six months ended June 30, 2018, respectively.
Sales to customers in China represented $4.0 million or 14% and $7.5 million or 13% of total revenues for the three and six months ended June 30, 2019, respectively. Sales to customers in China represented $2.3 million or 9% and $5.6 million or 11% of total revenues for the three and six months ended June 30, 2018, respectively. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three and six months ended June 30, 2019 and 2018.
No individual customer represented more than 10% of our total revenues for the three and six months ended June 30, 2019, and 2018, respectively.
13. Commitments and Contingencies
Indemnification
From time to time, we have entered into indemnification provisions under certain of our agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, we may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, we have entered into indemnification agreements with our officers, directors, and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.

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
Overview
Fluidigm is a global biotechnology tools provider with a vision to improve life through comprehensive health insight. Our innovative technologies and multi-omic tools are used by researchers to reveal meaningful insights in health and disease, identify biomarkers to inform decisions and accelerate the development of more effective therapies. We create, manufacture, and market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including integrated fluidic circuits (IFCs), assays, and reagents.
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
Our total revenue for the six months ended June 30, 2019 was $58.3 million compared to $51.7 million for the six months ended June 30, 2018. Our total revenue was $113.0 million in 2018, $101.9 million in 2017, and $104.4 million in 2016. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2019, our accumulated deficit was $598.1 million.
At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. We implemented certain operational efficiencies and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. In 2017 and 2018, we grew our revenues, increased gross margins, reduced operating expenses, streamlined our manufacturing operations, and rationalized our headcount and facilities. These activities have resulted in lower net losses, improving from $76.0 million in 2016 to $59.0 million in 2018. We have also strengthened our balance sheet through the issuance of common stock and reduction of debt. In August 2017, we sold 9.1 million shares of common stock for aggregate net proceeds of approximately $28.8 million; in December 2018, we sold approximately 9.4 million shares of common stock for aggregate net proceeds of $59.1 million. In March 2018, we refinanced $150 million of our 2014 Notes with the issuance of our 2018 Notes, which effectively extended the maturity of the debt while providing us with additional financing flexibility. The 2018 Notes were subsequently converted into 19.5 million shares of our common stock during the first quarter of 2019. The conversion is described in Note 6 of our June 30, 2019 condensed consolidated financial statements.
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
Except for the adoption of ASC 842 disclosed below, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2019, compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019.
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
Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date of the standard as our date of initial application. Consequently, previously presented financial information has not been updated, and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 are disclosed.
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

On adoption, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments over the lease term, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. There was no impact to retained earnings from the adoption of ASC 842.
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
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and six months ended June 30, 2019, and 2018, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue	$28,196	100%	$26,428	100%	$58,307	100%	$51,676	100%
Cost of revenue	12,833	46	12,840	48	25,954	45	24,660	48
Gross profit	15,363	54	13,588	52	32,353	55	27,016	52
Operating expenses:
Research and development	7,865	28	7,386	28	16,237	28	14,642	28
Selling, general and administrative	22,134	78	18,987	72	44,958	77	37,792	73
Total operating expenses	29,999	106	26,373	100	61,195	105	52,434	101
Loss from operations	(14,636)	(52)	(12,785)	(48)	(28,842)	(50)	(25,418)	(49)
Interest expense	(491)	(1)	(3,916)	(15)	(3,192)	(5)	(5,805)	(12)
Loss on extinguishment of debt	—	—	—	—	(9,000)	(15)	—	—
Other income, net	231	1	256	1	715	1	348	1
Loss before income taxes	(14,896)	(52)	(16,445)	(62)	(40,319)	(69)	(30,875)	(60)
Income tax benefit	1,143	4	204	1	1,101	2	1,387	3
Net loss	$(13,753)	(48)%	$(16,241)	(61)%	$(39,218)	(67)%	$(29,488)	(57)%
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
We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for the three and six months ended June 30, 2019, and 2018. Total revenue from our five largest customers comprised 30% and 22% of our total revenue for the three months ended June 30, 2019, and 2018, respectively. Total revenue from our five largest customers comprised 20% and 17% of our total revenue for the six months ended June 30, 2019, and 2018, respectively.

The following table presents our revenue by source for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,				Year- Over-Year Change	Six Months Ended June 30,				Year- Over-Year Change
	2019		2018			2019		2018
Instruments	$12,201	43%	$10,421	39%	17%	$25,041	43%	$17,941	35%	40%
Consumables	11,034	39	11,356	43	(3)%	23,021	39	24,313	47	(5)%
Product revenue	23,235	82	21,777	82	7%	48,062	82	42,254	82	14%
Service revenue	4,961	18	4,651	18	7%	10,245	18	9,422	18	9%
Total revenue	$28,196	100%	$26,428	100%	7%	$58,307	100%	$51,676	100%	13%
The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,				Year-Over-Year Change	Six Months Ended June 30,				Year-Over-Year Change
	2019		2018			2019		2018
Americas	$11,120	39%	$12,520	48%	(11)%	$24,091	42%	$23,354	45%	3%
EMEA	11,217	40	9,109	34	23%	19,373	33	17,582	34	10%
Asia-Pacific	5,859	21	4,799	18	22%	14,843	25	10,740	21	38%
Total	$28,196	100%	$26,428	100%	7%	$58,307	100%	$51,676	100%	13%
The Americas revenue includes revenue generated in the United States of $9.9 million and $12.0 million for the three months ended June 30, 2019, and 2018, respectively. The Americas revenue includes revenues generated in the United States of $22.4 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively.
Total Revenue
Total revenue increased by $1.8 million, or 7%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was attributable to a $1.5 million, or 7%, increase in product revenue and a $0.3 million, or 7%, increase in service revenue. The increase in revenue was driven by increased unit sales of mass cytometry instruments and related consumables, partially offset by lower sales of microfluidics products.
Revenue in the Americas decreased 11% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The decrease in the Americas was primarily due to lower sales of mass cytometry instruments and weakness in microfluidics sales, partially offset by higher mass cytometry consumables sales. Revenues grew 23% in Europe driven by higher mass cytometry instrument and consumables revenues, partially offset by lower service revenues. Unfavorable foreign exchange rates negatively impacted EMEA revenues by 4%. The 22% growth in Asia-Pacific was driven by increased sales of both microfluidics and mass cytometry instruments and higher service revenues, partially offset by lower microfluidics consumable sales. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by 1% for the second quarter of 2019, compared to the same period in the prior year.
Total revenue increased by $6.6 million, or 13% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The year-on-year increase is attributable to increases in mass cytometry instrument and consumables sales, partially offset by lower microfluidics sales. In the Americas, instrument sales grew 24%, partially offset by lower microfluidics consumable sales. In Europe, both instruments and consumable revenues grew, despite unfavorable foreign exchange rates which had a negative 6% impact on revenues. The 38% increase in Asia-Pacific revenues is due to increases in mass cytometry instruments, consumables and service revenue, partially offset by lower microfluidics sales. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by 1% for the first half of 2019, compared to the same period in the prior year.

Product Revenue
Product revenue increased by $1.5 million, or 7%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Instrument sales increased by $1.8 million, or 17%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily attributable to higher unit sales of mass cytometry instruments. Consumables revenue decreased by $0.3 million, or 3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, driven by lower sales of microfluidics consumables, partially offset by higher mass cytometry consumables sales.
Product revenue increased by $5.8 million, or 14% for the six months ended June 30, 2019 compared to the prior year period. Higher revenues from mass cytometry instruments and consumables was partially offset by lower microfluidics consumables sales.
We expect the average selling prices and volumes of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.
Service Revenue
Service revenue increased by $0.3 million, or 7%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Service revenue increased by $0.8 million or 9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Increases in service revenues for both the quarter and year-to-date periods reflect higher revenues from service plans and preventive maintenance.
Cost of Revenue, Gross Profit and Gross Margin
The following table presents our costs of product and service revenue, gross profit and gross margin for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change		Six Months Ended June 30,		Year-Over-Year Change
	2019	2018			2019	2018
Cost of product revenue	$11,100	$11,160	(1)%		$22,489	$21,382	5%
Cost of service revenue	1,733	1,680	3%		3,465	3,278	6%
Total cost of revenue	$12,833	$12,840	—%		$25,954	$24,660	5%

Gross profit	$15,363	$13,588	13%		$32,353	$27,016	20%
Gross margin	54.5%	51.4%	3.1	ppts	55.5%	52.3%	3.2	ppts
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
Cost of service revenue includes direct labor hours, overhead, and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments.
Gross margin increased by 3.1 percentage points for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Higher instrument capacity utilization, as well as the impact of spreading fixed depreciation and amortization over a higher revenue base, contributed to the improvement in gross margin, partially offset by lower instrument pricing.
For the six months ended June 30, 2019, gross margin increased by 3.2 percentage points compared to the six months ended June 30, 2018. Higher instrument capacity utilization, as well as the impact of spreading fixed depreciation and amortization over a higher revenue base, contributed to the improvement in gross margin, partially offset by product mix and lower instrument pricing. Product mix negatively impacted gross margins, as a larger percentage of our revenues came from instruments sales, which tend to have a lower gross margin than consumables.

Operating Expenses
The following table presents our operating expenses for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,		Year-Over-Year Change
	2019	2018		2019	2018
Research and development	$7,865	$7,386	6%	$16,237	$14,642	11%
Selling, general and administrative	22,134	18,987	17%	44,958	37,792	19%
Total	$29,999	$26,373	14%	$61,195	$52,434	17%
Research and Development
Research and development expense consists primarily of compensation-related costs, product development and material expenses, and other allocated facilities and information technology expenses. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services.
Research and development expense increased by $0.5 million, or 6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to higher levels of laboratory supplies and equipment associated with product development.
Research and development expense increased by $1.6 million, or 11%, for the six months ended June 30, 2019, compared to the same period a year ago. Approximately $1.0 million of the increase is due to higher levels of laboratory supplies and equipment. The majority of the remaining increase in research and development costs is due to higher headcount costs compared to the year ago period.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased $3.1 million, or 17%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Stock-based compensation increased $1.2 million from the year ago period, reflecting the impact of an executive retirement and additions to the senior executive team. Other compensation-related costs contributed $1.9 million to the increase in expense for the quarter, reflecting a 13% increase in average headcount.
Selling, general and administrative expense increased $7.2 million, or 19%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Compensation-related costs contributed $3.0 million of the increase, reflecting an 11% increase in headcount, including several senior executives. Stock-based compensation increased $1.7 million, primarily due to the impact of an executive retirement and additions to the senior executive team. Business development and legal expenses increased $1.9 million, along with a $0.9 million increase in advertising and promotional costs.
Interest Expense, Loss on Extinguishment of Debt, and Other Income, Net
The following table presents these items for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Year-Over-Year Change	Six Months Ended June 30,		Year-Over-Year Change
	2019	2018		2019	2018
Interest expense	$491	$3,916	(87)%	$3,192	$5,805	(45)%
Loss on extinguishment of debt	—	—	NA	9,000	—	NA
Other income, net	(231)	(256)	(10)%	(715)	(348)	105%
Total	$260	$3,660	(93)%	$11,477	$5,457	110%
In February 2014, we issued $201.3 million aggregate principal amount of our 2.75% 2014 Notes due 2034 (2014 Notes). In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of our new 2.75% Exchange Convertible Senior Notes due 2034. As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470. Because of this conversion option, along with a redemption premium, the net effective interest rate for the 2018 Notes is higher than the 2014 Notes. The effective interest rate on the 2014 Notes and the 2018 Notes is approximately 3.0% and 12.3%, respectively.
In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the Trustee of our intention to exercise our Issuer’s Conversion Option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into approximately 19.5 million shares of our common stock and the bonds retired. In accordance with ASC 470, we recognized a loss of $9.0 million on the conversion of the debt, representing the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion.
Following the retirement of the 2018 Notes in the first quarter of 2019, only $51.25 million of principal of the 2014 Notes remained outstanding. Interest expense fell for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018 due to the retirement of the 2018 Notes in the first quarter of 2019.
Other income primarily consists of interest income and gains or losses on foreign exchange. Other income for the second quarter of 2019 includes $350 thousand of interest income, partially offset by $125 thousand of foreign exchange losses. By comparison, other income for the second quarter of 2018 includes $133 thousand of interest income and $122 thousand of foreign exchange gains. Other income for the six months ended June 30, 2019 includes $770 thousand of interest income partially offset by $80 thousand of foreign exchange losses. Other income for the six months ended June 30, 2018 includes $275 thousand of interest income and $59 thousand of foreign exchange gain. Higher interest income in the 2019 periods compared to the year ago periods is attributable to higher cash and investment balances; the increase in foreign exchange losses is due to the impact of a stronger U.S. dollar.
Income Tax Benefit
Our tax provision is generally driven by three components 1) tax provision from our foreign operations and 2) tax benefits from the deduction of amortization of acquisition-related intangible assets and 3) discrete items, such as changes to recording or releasing valuation allowances or return-to-provision true-ups. Depending on the relative value of these components, we can have either a tax benefit or expense for any given period.
We recorded a tax benefit of $1.1 million for both the three and six months ended June 30, 2019, respectively. We recorded a tax benefit of $0.2 million and $1.4 million for the three and six months ended June 30, 2018, respectively. The benefit for all periods was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations.
In the future we may release valuation allowances and recognize deferred tax assets in certain of our foreign subsidiaries depending on the achievement of future profitability in the relevant jurisdictions. Any release of valuation allowances could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in the future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2019, our principal sources of liquidity consisted of $24.0 million of cash and cash equivalents and $44.8 million of short-term investments as well as $12.5 million of availability under our Revolving Credit Facility.

The following table presents our cash flow summary for each period presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(25,143)	$(20,499)
Net cash provided by (used in) investing activities	(45,299)	3,936
Net cash provided by (used in) financing activities	1,187	(2,152)
Effect of foreign exchange fluctuations	(25)	83
Net decrease in cash, cash equivalents and restricted cash	$(69,280)	$(18,632)
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
Net cash used in operating activities for the six months ended June 30, 2019, was $25.1 million and consisted of a net loss of $39.2 million, adjusted for non-cash items of $24.2 million. Non-cash items included a loss on extinguishment of debt of $9.0 million, amortization of developed technology of $5.6 million, stock-based compensation expense of $5.3 million, amortization of debt discounts, premium and issuance cost of $2.0 million and depreciation and amortization of $2.4 million. The net change in assets and liabilities included a decrease in other liabilities of $9.2 million, an increase in accounts receivable of $2.4 million, an increase in inventories of $1.5 million, and an increase in prepaid expenses and other current assets of $1.3 million, partially offset by an increase in accounts payable of $3.4 million.
Net cash used in operating activities for the six months ended June 30, 2018, was $20.5 million, and consisted of a net loss of $29.5 million, adjusted for non-cash items of $15.3 million. Non-cash items included stock-based compensation expense of $3.8 million, amortization of developed technology of $5.6 million, depreciation and amortization of $2.9 million. The net change in assets and liabilities included an increase in accounts receivable of $1.8 million, an increase in prepaid expenses and other current assets of $1.0 million, and a decrease in other non-current liabilities of $6.7 million, offset by an increase in accounts payable of $2.4 million.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force.
Net cash used in investing activities was $45.3 million during the six months ended June 30, 2019 and consisted of purchases of investments of $44.6 million and capital expenditures of $0.7 million. Net cash provided by investing activities for six months ended June 30, 2018 was $3.9 million and consisted of net redemptions of investments of $4.1 million and capital expenditures of $0.2 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2019. Net cash provided by financing activities primarily consisted of $1.0 million from the exercise of stock options and $0.6 of proceeds from our ESPP program, partially offset by $0.5 million for income taxes related to net share settlement of equity awards. Net cash used in financing activities was $2.2 million for the six months ended June 30, 2018 and consisted of $2.6 million of debt issuance costs, partially offset by $0.5 million of net proceeds from employee equity programs.
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

We currently have outstanding $51.3 million in aggregate principal amount of our 2014 Notes as of June 30, 2019. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined, holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.
We have a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of June 30, 2019, total availability under the Revolving Credit Facility was $12.5 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 6 to the condensed consolidated financial statements included in this Form 10-Q for more information about the Revolving Credit Facility.
We believe our existing cash, cash equivalents, and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months, through December 31, 2020. However, we may experience lower than expected cash generated from sales of our products and services or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to fund our operations, further our research and development activities, or acquire or invest in a business.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
Contractual Obligations and Commitments
Our operating lease obligations include a lease for our current headquarters and leases for manufacturing, laboratory, warehousing and office space for our foreign subsidiaries. In the first quarter of 2019, we entered into a lease for a new headquarters in California which is expected to commence in late 2019 or the first quarter of 2020. Please see Note 7 to the financial statements for a discussion of our lease obligations.
Other than as disclosed above, there have been no material changes during the six months ended June 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2019 and 2018, our gains and losses related to changes in foreign exchange rates was less than $0.1 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $68.9 million at June 30, 2019. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.0 million, $60.5 million, and $76.0 million during the years 2018, 2017, and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $598.1 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.
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
We have implemented security controls to protect our information technology infrastructure but, despite our efforts, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. If confidential data is later determined to have been released in the course of this event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. As of the date of this filing, we estimate the costs associated with the intrusion and remediation to be approximately $0.6 million, net of insurance proceeds received. Although we believe we have now contained the disruption, we anticipate additional work and expense in the future as we continue to respond to the attack and further enhance our security processes and initiatives.
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
We have significant outstanding convertible debt, and may be required to repay, refinance or restructure a portion of such debt before 2021. As of June 30, 2019, we had outstanding $51.3 million aggregate principal amount of our 2014 Notes. The 2014

Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined in the terms of each of the applicable series of Notes, holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	First Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated April 26, 2019.	10-Q	10.2	5/7/2019

10.2	Amended and Restated 2011 Equity Incentive Plan.	8-K	10.1	6/5/2019

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated:	August 7, 2019
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	August 7, 2019
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer