Form 10-Q
period 2019-09-30
FLUIDIGM CORP
filed 2019-11-08
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2019, there were 69,564,909 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

1

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$25,886	$95,401
Short-term investments	36,875	—
Accounts receivable (net of allowances of $104 at September 30, 2019 and $126 at December 31, 2018)	14,014	16,651
Inventories	14,998	13,003
Prepaid expenses and other current assets	4,781	2,051
Total current assets	96,554	127,106
Property and equipment, net	8,396	8,825
Operating lease right-of-use asset, net	5,352	—
Other non-current assets	5,984	6,208
Developed technology, net	49,000	57,400
Goodwill	104,108	104,108
Total assets	$269,394	$303,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,339	$4,027
Accrued compensation and related benefits	8,621	14,470
Operating lease liabilities, current	2,363	—
Other accrued liabilities	5,105	7,621
Deferred revenue, current	11,938	11,464
Total current liabilities	33,366	37,582
Convertible notes, net	49,853	172,058
Deferred tax liability, net	11,137	13,714
Operating lease liabilities, non-current	4,459	—
Deferred revenue, non-current	7,501	6,327
Other non-current liabilities	473	1,850
Total liabilities	106,789	231,531
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2019 and December 31, 2018; 69,550 and 49,338 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	70	49
Additional paid-in capital	774,249	631,605
Accumulated other comprehensive loss	(758)	(687)
Accumulated deficit	(610,956)	(558,851)
Total stockholders’ equity	162,605	72,116
Total liabilities and stockholders’ equity	$269,394	$303,647
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$20,666	$24,242	$68,728	$66,496
Service revenue	5,630	4,721	15,875	14,143
Grant revenue	200	—	200	—
Total revenue	26,496	28,963	84,803	80,639
Cost of revenue:
Cost of product revenue	10,520	11,635	33,009	33,017
Cost of service revenue	1,938	1,506	5,403	4,784
Total cost of revenue	12,458	13,141	38,412	37,801
Gross profit	14,038	15,822	46,391	42,838
Operating expenses:
Research and development	7,125	7,430	23,362	22,072
Selling, general and administrative	20,729	20,020	65,687	57,812
Total operating expenses	27,854	27,450	89,049	79,884
Loss from operations	(13,816)	(11,628)	(42,658)	(37,046)
Interest expense	(444)	(4,019)	(3,636)	(9,824)
Loss on extinguishment of debt	—	—	(9,000)	—
Other income, net	205	117	920	465
Loss before income taxes	(14,055)	(15,530)	(54,374)	(46,405)
Income tax benefit	1,168	780	2,269	2,167
Net loss	$(12,887)	$(14,750)	$(52,105)	$(44,238)
Net loss per share, basic and diluted	$(0.19)	$(0.38)	$(0.79)	$(1.13)
Shares used in computing net loss per share, basic and diluted	69,469	39,235	65,792	39,033
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,887)	$(14,750)	$(52,105)	$(44,238)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(121)	(11)	(122)	59
Net change in unrealized gain (loss) on investments	(14)	1	51	(1)
Other comprehensive income (loss), net of tax	(135)	(10)	(71)	58
Comprehensive loss	$(13,022)	$(14,760)	$(52,176)	$(44,180)
See accompanying notes

FLUIDIGM CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands) (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116
Issuance of common stock on bond conversion	19,460	19	133,279	—	—	133,298
Issuance of restricted stock, net of shares withheld for taxes, and other	140	1	(177)	—	—	(176)
Issuance of common stock from option exercises	53	—	255	—	—	255
Stock-based compensation expense	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(25,465)	(25,465)
Other comprehensive income, net of tax	—	—	—	10	—	10
Balance as of March 31, 2019	68,991	69	767,169	(677)	(584,316)	182,245
Issuance of restricted stock, net of shares withheld for taxes, and other	183	—	(325)	—	—	(325)
Issuance of common stock from option exercises	130	—	793	—	—	793
Issuance of common stock under ESPP	96	—	641	—	—	641
Stock-based compensation expense	—	—	2,985	—	—	2,985
Net loss	—	—	—	—	(13,753)	(13,753)
Other comprehensive income, net of tax	—	—	—	54	—	54
Balance as of June 30, 2019	69,400	69	771,263	(623)	(598,069)	172,640
Issuance of restricted stock, net of shares withheld for taxes, and other	149	1	(70)	—	—	(69)
Issuance of common stock from option exercises	1	—	1	—	—	1
Stock-based compensation expense	—	—	3,055	—	—	3,055
Net loss	—	—	—	—	(12,887)	(12,887)
Other comprehensive income (loss), net of tax	—	—	—	(135)	—	(135)
Balance as of September 30, 2019	69,550	$70	$774,249	$(758)	$(610,956)	$162,605

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	38,787	$39	$531,666	$(574)	$(500,196)	$30,935
Issuance of restricted stock, net of shares withheld for taxes, and other	105	—	(69)	—	—	(69)
Issuance of common stock from option exercises	16	—	72	—	—	72
Conversion option on convertible debt	—	—	29,292	—	—	29,292
Closing cost related to conversion option	—	—	(556)	—	—	(556)
Cumulative-effect of new accounting standard for Topic 606 Revenue	—	—	—	—	358	358
Stock-based compensation expense	—	—	1,747	—	—	1,747
Net loss	—	—	—	—	(13,247)	(13,247)
Other comprehensive income, net of tax	—	—	—	42	—	42
Balance as of March 31, 2018	38,908	39	562,152	(532)	(513,085)	48,574
Issuance of restricted stock, net of shares withheld for taxes, and other	125	—	(106)	—	—	(106)
Issuance of common stock from option exercises	3	—	7	—	—	7
Issuance of common stock under ESPP	119	—	562	—	—	562
Stock-based compensation expense	—	—	2,007	—	—	2,007
Net loss	—	—	—	—	(16,241)	(16,241)
Other comprehensive income, net of tax	—	—	—	28	—	28
Balance as of June 30, 2018	39,155	39	564,622	(504)	(529,326)	34,831
Issuance of restricted stock, net of shares withheld for taxes, and other	159	—	26	—	—	26
Issuance of common stock from option exercises	2	—	13	—	—	13
Stock-based compensation expense	—	—	2,303	—	—	2,303
Net loss	—	—	—	—	(14,750)	(14,750)
Other comprehensive income (loss), net of tax	—	—	—	(12)	—	(12)
Balance as of September 30, 2018	39,316	$39	$566,964	$(516)	$(544,076)	$22,411
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(52,105)	$(44,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,484	4,123
Stock-based compensation expense	8,292	6,057
Amortization of developed technology	8,400	8,400
Amortization of debt discounts, premium and issuance costs	2,130	5,715
Loss on extinguishment of debt	9,000	—
Loss on disposal of property and equipment	52	—
Other non-cash items	(176)	40
Changes in assets and liabilities:
Accounts receivable, net	3,195	(3,285)
Inventories	(2,316)	(820)
Prepaid expenses and other current assets	(1,660)	(540)
Other non-current assets	322	622
Accounts payable	605	2,054
Deferred revenue	1,592	2,053
Other current liabilities	(6,664)	2,035
Other non-current liabilities	(3,842)	(6,779)
Net cash used in operating activities	(29,691)	(24,563)
Investing activities
Purchases of investments	(52,719)	(1,451)
Proceeds from maturities and sales of investments	16,000	6,541
Purchases of property and equipment	(2,031)	(352)
Net cash provided by (used in) investing activities	(38,750)	4,738
Financing activities
Payment of debt issuance costs	(128)	(2,779)
Proceeds from exercise of stock options	1,049	92
Proceeds from stock issuance from ESPP	641	562
Payments for taxes related to net share settlement of equity awards	(556)	(167)
Net cash provided by (used in) financing activities	1,006	(2,292)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(5)	(110)
Net decrease in cash, cash equivalents and restricted cash	(67,440)	(22,227)
Cash, cash equivalents and restricted cash at beginning of period	95,401	58,056
Cash, cash equivalents and restricted cash at end of period	$27,961	$35,829
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of September 30, 2019, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts in the condensed consolidated statements of cash flows were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted stock units, performance awards, options to purchase common stock, and shares associated with the potential conversion of our convertible notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.
The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2019, and 2018 because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options, restricted stock units and performance awards	5,342	4,376	5,342	4,376
2018 Convertible Notes	—	19,036	—	19,036
2018 Convertible Notes potential make-whole shares	—	799	—	799
2014 Convertible Notes	916	916	916	916
Total	6,258	25,127	6,258	25,127

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2019, are as follows (in thousands):

	Foreign Currency Translation Adjustment		Net Unrealized Gain on Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(687)		$—	$(687)
Other comprehensive income	8	—	2	10
Balance at March 31, 2019	(679)		2	(677)
Other comprehensive income (loss)	(9)	—	63	54
Balance at June 30, 2019	(688)		65	(623)
Other comprehensive income (loss)	(121)		(14)	(135)
Balance at September 30, 2019	$(809)		$51	$(758)

Revenue Recognition
We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, including IFCs, assays and reagents. Service revenue is derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. We receive grants from various governmental entities to perform research and development activities over contractually defined periods. Revenue is generally recognized provided that the conditions under which the grants were provided have been met and any remaining performance obligations are perfunctory. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities.
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
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge include, but are not limited to, declines in our stock price or market capitalization, declines in our market share or revenues, and an increase in our losses. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The new standard also provides certain accounting elections for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We have also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to represent most of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (2) in November 2018, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are evaluating the effect that ASU 2016‑13 and ASU 2018-19 will have on our consolidated financial statements and related disclosures.
3. Revenue
Disaggregation of Revenues
The following table disaggregates our revenue for the three and nine months ended September 30, 2019, and 2018, respectively, by geographic area and by product, service and grant (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Geographic Markets:
Americas	$11,112	$13,654	$35,203	$37,008
Europe	9,092	8,783	28,465	26,365
Asia-Pacific	6,292	6,526	21,135	17,266
Total revenue	$26,496	$28,963	$84,803	$80,639

Product, Service and Grant:
Instruments	$9,159	$13,890	$34,200	$31,831
Consumables	11,507	10,352	34,528	34,665
Product revenue	20,666	24,242	68,728	66,496
Service	5,630	4,721	15,875	14,143
Grant	200	—	200	—
Total revenue	$26,496	$28,963	$84,803	$80,639

Performance Obligations
We reported $17.8 million of deferred revenue on our December 31, 2018 consolidated balance sheet. During the nine months ended September 30, 2019, $9.0 million of the opening balance was recognized as revenue and $10.6 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At September 30, 2019, we reported $19.4 million of deferred revenue.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at September 30, 2019 (in thousands):

Expected Revenue (1)
2019 (remainder of the year)	$3,417
2020	8,425
2021	5,052
Thereafter	4,110
$21,004
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
Contract Costs
We reported $0.4 million of capitalized commission costs from instrument service contracts at September 30, 2019 and December 31, 2018 in the condensed consolidated balance sheets.
4. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences, Inc. (DVS) in February 2014, we recognized goodwill of $104.1 million. Intangible assets include developed technology related to the DVS acquisition and other intangible assets and are included in other non-current assets.
Intangible assets, net, were as follows (in thousands):

	September 30, 2019
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(63,000)	$49,000	10.0 years
Patents and licenses	$11,274	$(7,640)	$3,634	7.8 years

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(54,600)	$57,400	10.0 years
Patents and licenses	$11,274	$(6,861)	$4,413	7.8 years

Amortization of intangibles was $3.0 million and $3.1 million for the three months ended September 30, 2019, and 2018, respectively. Amortization of intangibles was $9.2 million and $9.3 million for the nine months ended September 30, 2019, and 2018, respectively.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Based on the carrying value of intangible assets, net, as of September 30, 2019, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2019 (remainder of the year)	$2,800	$260	$3,060
2020	11,200	1,042	12,242
2021	11,200	887	12,087
2022	11,200	804	12,004
2023	11,200	634	11,834
Thereafter	1,400	7	1,407
Total	$49,000	$3,634	$52,634

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$25,886	$95,401
Restricted cash	2,075	—
Cash, cash equivalents and restricted cash	$27,961	$95,401

Short-term restricted cash of approximately $1.1 million is included in prepaid expenses and other current assets, and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet.
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$7,504	$5,996
Work-in-process	319	650
Finished goods	7,175	6,357
Total inventories, net	$14,998	$13,003

Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer equipment and software	$3,898	$4,201
Laboratory and manufacturing equipment	18,935	18,780
Leasehold improvements	7,663	7,173
Office furniture and fixtures	1,860	1,506
Property and equipment, gross	32,356	31,660
Less accumulated depreciation and amortization	(23,967)	(22,855)
Construction-in-progress	7	20
Property and equipment, net	$8,396	$8,825

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Warranty
We accrue for estimated warranty obligations once revenue is recognized. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, as well as historical and anticipated warranty claim experience. Activity for our warranty accrual for the three and nine months ended September 30, 2019, and 2018, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$1,091	$608	$863	$699
Accrual for warranties	255	458	912	1,195
Warranty costs incurred	(239)	(325)	(668)	(1,153)
Ending balance	$1,107	$741	$1,107	$741

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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified U.S. Bank National Association (the Trustee) of our intention to exercise our Issuer’s Conversion Option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the bonds were retired. We recognized a loss of $9.0 million, which represents the difference between the fair value of the bonds retired and their carrying costs. The net impact on equity was $133.3 million and represents the fair value of the bonds retired.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The carrying values of the components of the 2014 Notes and the 2018 Notes are as follows (in thousands):

	September 30, 2019	December 31, 2018
2.75% 2014 Notes due 2034
Principal amount	$51,250	$51,250
Unamortized debt discount	(1,182)	(1,232)
Unamortized debt issuance cost	(215)	(224)
	$49,853	$49,794
2.75% 2018 Notes due 2034
Principal amount	$—	$149,999
Premium accretion	—	3,755
Unamortized debt discount	—	(29,558)
Unamortized debt issuance cost	—	(1,932)
	$—	$122,264
	$49,853	$172,058

2018 Revolving Credit Facility
In August 2018, the Company entered into a revolving credit facility with Silicon Valley Bank (the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this borrowing base, the Company may make and repay borrowings from time to time until the maturity of the revolving credit facility. As of September 30, 2019, availability under the revolving credit facility was $9.0 million. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2019.
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
The Company incurred approximately $335,000 of debt issuance costs in connection with the facility, including $225,000 in commitment fees. Half of the commitment fee was paid at the inception of the facility and the remainder paid on August 2, 2019. Debt issuance costs were capitalized and are being amortized to interest expense over the life of the Revolving Credit Facility.
The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased to 5.0% above the otherwise applicable rate of interest. The Company was in compliance with all the terms and conditions of the Revolving Credit Facility at September 30, 2019.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than 1 year to 8 years. Some leases contain options to extend the lease, usually for up to 5 years, and termination options.
Operating lease right-of-use assets, net, consisted of the following (in thousands):

	September 30, 2019
	Gross Amount	Accumulated Amortization	Net
Operating lease right-of-use buildings	$6,041	$(971)	$5,070
Operating lease right-of-use equipment	68	(26)	42
Operating lease right-of-use vehicles	344	(104)	240
Total	$6,453	$(1,101)	$5,352

In the first half of 2019, we entered into a new operating lease for our corporate headquarters in South San Francisco, California which is expected to commence in early 2020. The lease term is approximately 10 years. We expect to recognize a right-of-use asset and lease liability of approximately $47.4 million, based on our current incremental collateralized borrowing rate, as a result of this lease.

(in thousands)	Nine Months Ended September 30, 2019
Operating lease cost (including variable costs)	$4,660
Variable costs including non-lease component	$2,051

Supplemental information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
Operating cash flows from operating leases	$3,068

September 30, 2019
Weighted average remaining lease term (in years)	4.6

Weighted average discount rate	5.1%

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Future minimum lease payments and minimum sublease income under non-cancelable operating leases as of September 30, 2019, were as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Minimum Sublease Income	Net Amount
2019 (remainder of the year)	$996	$(132)	$864
2020	1,956	(131)	1,825
2021	1,267	—	1,267
2022	932	—	932
2023	720	—	720
Thereafter	1,800	—	1,800
Total future minimum payments (income)	$7,671	$(263)	$7,408
Less: imputed interest	(849)
Total	$6,822

September 30, 2019
Operating lease liabilities, current	$2,363
Operating lease liabilities, non-current	4,459
Total	$6,822

Disclosures related to periods prior to adoption of ASC 842
Operating lease rent expense, net of amortization of lease incentives and sublease income was $1.2 million and $3.6 million for the three and nine months ended September 30, 2018, respectively for the prior year comparative periods before the adoption of ASC 842.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities by significant category within the fair value hierarchy (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-non-restricted	$14,053	$—	$—	$14,053	$14,053	$—	$—
Cash-restricted	2,075	—	—	2,075	—	—	2,075
Total cash	$16,128	$—	$—	$16,128	$14,053	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$11,833	$—	$—	$11,833	$11,833	$—	$—
U.S. treasury securities	36,825	50	—	36,875	—	36,875	—
Subtotal	$48,658	$50	$—	$48,708	$11,833	$36,875	$—
Total	$64,786	$50	$—	$64,836	$25,886	$36,875	$2,075

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash	$17,685	$—	$—	$17,685	$17,685	$—
Available-for-sale:
Level I:
Money market funds	$77,716	$—	$—	$77,716	$77,716	$—
U.S. treasury securities	—	—	—	—	—	—
Subtotal	$77,716	$—	$—	$77,716	$77,716	$—
Total	$95,401	$—	$—	$95,401	$95,401	$—

There were no transfers between Level I and Level II measurements during the nine months ended September 30, 2019, and December 31, 2018, and there were no changes in the valuation techniques used.
Convertible Notes
The estimated fair value of the 2014 and 2018 Notes is based on a market approach and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.
The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2018 Notes at September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019			December 31, 2018
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$51,250	$49,853	$49,713	$51,250	$49,794	$43,665
2018 Notes	—	—	—	149,999	122,264	171,843
Total	$51,250	$49,853	$49,713	$201,249	$172,058	$215,508

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
Activity under the 2011 Plan, the 2009 Plan, the 1999 Plan, and the Inducement Plan is as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance as of December 31, 2018	1,812	$7.09
RSU granted	1,638	$8.59
RSU released	(525)	$8.30
RSU forfeited	(284)	$7.97
Balance as of September 30, 2019	2,641	$7.69
As of September 30, 2019, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $17.4 million. We expect to recognize these costs over a weighted average period of 3.3 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value in (000s)
Balance as of December 31, 2018	2,385	$7.56	7.8	$5,991
Options granted	50	$13.08		$—
Options exercised	(185)	$5.73		$1,147
Options forfeited	(164)	$9.56		$—
Balance as of September 30, 2019	2,086	$7.69	7.1	$244
Vested as of September 30, 2019	1,264	$8.71	6.4	$190
Expected to vest as of September 30, 2019	822	$6.13	8.2	$54
The average grant date fair value of options granted in 2019 was $7.17. As of September 30, 2019, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $2.8 million. We expect to recognize these costs over a weighted average period of 2.0 years.
Performance-based Awards:
Performance Stock Units
During the nine months ended September 30, 2019, we granted 400,839 performance stock units to certain executive officers and senior level employees. The number of performance stock units ultimately earned under these awards is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the three-year performance period. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.
Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition should be reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date with a weighted-average fair value of $16.90 per unit.

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Activity under the performance stock units is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance as of December 31, 2018	155	$10.09
PSU granted	401	$16.90
PSU released	—	$—
PSU forfeited	(9)	$10.09
Balance as of September 30, 2019	547	$15.09
As of September 30, 2019, the unrecognized compensation costs related to these awards were $6.2 million. We expect to recognize these costs over a weighted average period of 2.3 years.
During the three and nine months ended September 30, 2019, we also granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on achieving certain discrete operational milestones between September 30, 2019 and December 31, 2020. Activity under these performance stock units is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance as of December 31, 2018	—	$—
PSU granted	68	$7.05
PSU released	—	$—
PSU forfeited	—	$—
Balance as of September 30, 2019	68	$7.05

Under FASB ASC Topic 718, the provisions of these performance stock units are considered to be a performance condition, and expense is only recognized when it is probable the related milestone will be achieved and the awards will vest. As of September 30, 2019, the expense recognized for these awards has been immaterial.
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

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Share-based Compensation
We recognized share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Options and Restricted Stock Units	$2,738	$2,185	$7,731	$5,699
Employee Stock Purchase Plan	291	118	561	358
Total Share-based Compensation	$3,029	$2,303	$8,292	$6,057

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
The Company recorded a tax benefit of $1.2 million and $2.3 million for the three and nine months ended September 30, 2019, respectively. We recorded a tax benefit of $0.8 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. The benefit for all periods was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations.
The Company’s tax benefit for income taxes for the periods presented differs from the 21% U.S. Federal statutory rate for the three and nine months ended September 30, 2019 and 2018, respectively, primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position that will significantly increase or decrease within the next year. For the nine months ended September 30, 2019, the Company did not recognize any material interest or penalties related to uncertain tax positions.
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
A summary table of our total revenue by geographic areas of our customers and by product and service for the three and nine months ended September 30, 2019 and 2018 is included in Note 3 to the condensed consolidated financial statements of this quarterly report on Form 10-Q.

Sales to customers in the United States represented $10.5 million or 40%, and $32.9 million or 39% of total revenues for the three and nine months ended September 30, 2019, respectively. Sales to customers in the United States represented $13.2 million or 46% and $35.4 million or 44% of total revenues for the three and nine months ended September 30, 2018, respectively.
Sales to customers in China represented $3.9 million or 15%, and $11.4 million or 13% of total revenues for the three and nine months ended September 30, 2019, respectively. Sales to customers in China represented $3.4 million or 12%, and $8.9 million or 11% of total revenues for the three and nine months ended September 30, 2018, respectively. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three and nine months ended September 30, 2019 and 2018.
No individual customer represented more than 10% of our total revenues for the three and nine months ended September 30, 2019, and 2018, respectively.
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
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, which are assembled by our contract manufacturer located adjacent to our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in the United States. As part of our on-going efforts related to operational excellence and improving efficiencies, we are currently completing the consolidation of our mass cytometry reagent production activities into our Canadian facility.

Our total revenue for the nine months ended September 30, 2019 was $84.8 million compared to $80.6 million for the nine months ended September 30, 2018. Our total revenue was $113.0 million in 2018, $101.9 million in 2017, and $104.4 million in 2016. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2019, our accumulated deficit was $611.0 million.
At the end of 2016, we began reallocating our resources based on revenue contribution and growth expectations across our target markets, including a reorganization of our sales team and commercial leadership. We implemented certain operational efficiencies and cost-savings initiatives beginning in the first quarter of 2017 intended to align our resources with our product strategy, reduce our operating expenses, and manage our cash flows. In 2017 and 2018, we grew our revenues, increased gross margins, reduced operating expenses, streamlined our manufacturing operations, and rationalized our headcount and facilities. These activities have resulted in lower net losses, improving from $76.0 million in 2016 to $59.0 million in 2018. We have also strengthened our balance sheet through the issuance of common stock and reduction of debt. In August 2017, we sold 9.1 million shares of common stock for aggregate net proceeds of approximately $28.8 million; in December 2018, we sold approximately 9.4 million shares of common stock for aggregate net proceeds of $59.1 million. In March 2018, we refinanced $150 million of our 2014 Notes with the issuance of our 2018 Notes, which effectively extended the maturity of the debt while providing us with additional financing flexibility. The 2018 Notes were subsequently converted into 19.5 million shares of our common stock during the first quarter of 2019. The conversion is described in Note 6 of our September 30, 2019 condensed consolidated financial statements.
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
Except for the adoption of ASC 842 disclosed below, there have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2019, compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019.
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

On adoption of the new standard, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments over the lease term, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. There was no impact to retained earnings from the adoption of ASC 842.
The new standard also provides certain accounting elections for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We have also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to represent the majority of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country.
See Note 2 — “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements in this quarterly report on Form 10-Q for recent accounting changes and pronouncements.
Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three and nine months ended September 30, 2019, and 2018, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue	$26,496	100%	$28,963	100%	$84,803	100%	$80,639	100%
Cost of revenue	12,458	47	13,141	45	38,412	45	37,801	47
Gross profit	14,038	53	15,822	55	46,391	55	42,838	53
Operating expenses:
Research and development	7,125	27	7,430	26	23,362	28	22,072	27
Selling, general and administrative	20,729	78	20,020	69	65,687	77	57,812	72
Total operating expenses	27,854	105	27,450	95	89,049	105	79,884	99
Loss from operations	(13,816)	(52)	(11,628)	(40)	(42,658)	(50)	(37,046)	(46)
Interest expense	(444)	(1)	(4,019)	(14)	(3,636)	(4)	(9,824)	(13)
Loss on extinguishment of debt	—	—	—	—	(9,000)	(11)	—	—
Other income, net	205	1	117	—	920	1	465	1
Loss before income taxes	(14,055)	(52)	(15,530)	(54)	(54,374)	(64)	(46,405)	(58)
Income tax benefit	1,168	4	780	3	2,269	3	2,167	3
Net loss	$(12,887)	(48)%	$(14,750)	(51)%	$(52,105)	(61)%	$(44,238)	(55)%
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

We sell our instruments to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for the three and nine months ended September 30, 2019, and 2018. Total revenue from our five largest customers represented 25% and 20% of our total revenue for the three months ended September 30, 2019, and 2018, respectively. Total revenue from our five largest customers represented 20% and 17% of our total revenue for the nine months ended September 30, 2019, and 2018, respectively.

The following table presents our revenue by source for the three and nine months ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,				Year- Over-Year Change	Nine Months Ended September 30,				Year- Over-Year Change
	2019		2018			2019		2018
Instruments	$9,159	35%	$13,890	48%	(34)%	$34,200	40%	$31,831	39%	7%
Consumables	11,507	43	10,352	36	11%	34,528	41	34,665	43	—%
Product revenue	20,666	78	24,242	84	(15)%	68,728	81	66,496	82	3%
Service revenue	5,630	21	4,721	16	19%	15,875	19	14,143	18	12%
Grant revenue	200	1	—	—	NA	200	—	—	—	NA
Total revenue	$26,496	100%	$28,963	100%	(9)%	$84,803	100%	$80,639	100%	5%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and nine months ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,				Year-Over-Year Change	Nine Months Ended September 30,				Year-Over-Year Change
	2019		2018			2019		2018
Americas	$11,112	42%	$13,654	47%	(19)%	$35,203	41%	$37,008	46%	(5)%
EMEA	9,092	34	8,783	30	4%	28,465	34	26,365	33	8%
Asia-Pacific	6,292	24	6,526	23	(4)%	21,135	25	17,266	21	22%
Total	$26,496	100%	$28,963	100%	(9)%	$84,803	100%	$80,639	100%	5%
The Americas revenue includes revenue generated in the United States of $10.5 million and $13.2 million for the three months ended September 30, 2019, and 2018, respectively. The Americas revenue includes revenues generated in the United States of $32.9 million and $35.4 million for the nine months ended September 30, 2019 and 2018, respectively.
Total Revenue
Total revenue decreased by $2.5 million, or 9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was attributable to a $3.6 million, or 15%, decrease in product revenue, partially offset by a $0.9 million, or 19%, increase in service revenue and $0.2 million of grant revenue.
Revenue in the Americas decreased 19% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease in the Americas was primarily due to lower sales of mass cytometry instruments. Revenues grew 4% in EMEA driven by higher consumables and service revenues, partially offset by lower instrument revenues. Unfavorable foreign exchange rates negatively impacted EMEA revenues by 2%. The 4% decrease in Asia-Pacific revenue was driven by reduced consumable revenue, partially offset by higher service revenue. On a company-wide basis, foreign exchange had a minimal net impact on revenues for the third quarter of 2019, compared to the same period in the prior year.
Total revenue increased by $4.2 million, or 5% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The year-on-year increase is attributable to increases in mass cytometry instrument and consumables sales, partially offset by lower microfluidics revenue. In the Americas, lower product sales were partially offset by higher service and grant revenue. In EMEA, consumables and mass cytometry instrument revenue grew, along with higher service revenue. This growth was partially offset by lower microfluidic instrument revenue. Unfavorable foreign exchange rates had a negative 3% impact on EMEA revenue. The 22% increase in Asia-Pacific revenues is due to increases in mass cytometry instruments, consumables and service revenue, partially offset by lower microfluidics sales. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by 1% for the nine months ended September 30, 2019, compared to the same period in the prior year.

Product Revenue
Product revenue decreased by $3.6 million, or 15%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Instrument sales decreased by $4.7 million, or 34%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in instrument sales was driven by lower unit sales of mass cytometry instruments. Consumables revenue increased by $1.2 million, or 11%, across our product categories for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Product revenue increased by $2.2 million, or 3% for the nine months ended September 30, 2019 compared to the prior year period. Higher revenues from mass cytometry instruments and consumables was partially offset by lower microfluidics consumables sales.
We expect the average selling prices and volumes of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations. We cannot provide assurance concerning future revenue growth, if any.
Service Revenue
Service revenue increased by $0.9 million, or 19%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Service revenue increased by $1.7 million, or 12%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Increases in service revenues for both the quarter and year-to-date periods reflect higher revenues from service plans and preventive maintenance.
Cost of Revenue, Gross Profit and Gross Margin
The following table presents our costs of product and service revenue, gross profit and gross margin for the three and nine months ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change		Nine Months Ended September 30,		Year-Over-Year Change
	2019	2018			2019	2018
Cost of product revenue	$10,520	$11,635	(10)%		$33,009	$33,017	—%
Cost of service revenue	1,938	1,506	29%		5,403	4,784	13%
Total cost of revenue	$12,458	$13,141	(5)%		$38,412	$37,801	2%

Gross profit	$14,038	$15,822	(11)%		$46,391	$42,838	8%
Gross margin	53.0%	54.6%	(1.6)	ppts	54.7%	53.1%	1.6	ppts
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
Gross margin decreased by 1.6 percentage points for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Lower plant utilization, lower service margins and an inventory reserve for low volume microfluidic instruments were partially offset by a more favorable product mix.
For the nine months ended September 30, 2019, gross margin increased by 1.6 percentage points compared to the nine months ended September 30, 2018. Higher capacity utilization, as well as the impact of spreading fixed depreciation and amortization over a higher revenue base, contributed to the improvement in gross margin, partially offset by higher inventory reserves.

Operating Expenses
The following table presents our operating expenses for the three and nine months ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,		Year-Over-Year Change
	2019	2018		2019	2018
Research and development	$7,125	$7,430	(4)%	$23,362	$22,072	6%
Selling, general and administrative	20,729	20,020	4%	65,687	57,812	14%
Total	$27,854	$27,450	1%	$89,049	$79,884	11%
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
Research and development expense decreased by $0.3 million, or 4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, largely due to $0.7 million of lower employee compensation accruals. In 2018, we were accruing bonuses under a retention bonus program that ended in early 2019. The absence of this program accounted for the majority of the decrease of bonus accruals for research and development compared to the third quarter of 2018. Laboratory supplies and equipment costs associated with product development also fell by $0.4 million. These decreases were partially offset by higher headcount-related costs and a $0.2 million increase in stock-based compensation.
Research and development expense increased by $1.3 million, or 6%, for the nine months ended September 30, 2019, compared to the same period a year ago. Increases include approximately $1.6 million of increased headcount costs, $0.2 million of increased stock-based compensation and $0.6 million of laboratory supplies and equipment costs. These cost increases were partially offset by $1.1 million of lower employee compensation accruals, primarily due to the absence of a retention bonus program as discussed in the previous paragraph.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased $0.7 million, or 4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Headcount-related costs contributed $1.4 million to the increase in expense for the quarter, reflecting a 10% increase in average headcount. Stock-based compensation increased $0.5 million from the year ago period, reflecting additions to the senior executive team since this time last year. These cost increases were partially offset by $1.5 million in lower employee compensation accruals. The lower accruals reflect lower variable compensation and the lack of retention bonuses recorded in the year ago period. The remaining increase in selling, general, and administrative costs is due to a variety of smaller items.
Selling, general and administrative expense increased $7.9 million, or 14%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Compensation-related costs contributed $4.2 million of the increase, reflecting a 10% increase in headcount, including several senior executives. Stock-based compensation increased $2.2 million, primarily due to the impact of an executive retirement and additions to the senior executive team. Business development costs increased $1.6 million, along with a $1.0 million increase in advertising and promotional costs. We also incurred $1.0 million of severance and other costs associated with transferring certain operations from South San Francisco to Markham, Ontario. These cost increases were partially offset by $1.6 million in lower employee compensation accruals, which reflect the lack of retention bonuses recorded in the year ago period and lower accruals for variable compensation. The remaining increase in selling, general, and administrative costs is due to a variety of smaller items.

Interest Expense, Loss on Extinguishment of Debt, and Other Income, Net
The following table presents these items for the three and nine months ended September 30, 2019, and 2018 (in thousands):

	Three Months Ended September 30,		Year-Over-Year Change	Nine Months Ended September 30,		Year-Over-Year Change
	2019	2018		2019	2018
Interest expense	$444	$4,019	(89)%	$3,636	$9,824	(63)%
Loss on extinguishment of debt	—	—	NA	9,000	—	NA
Other income, net	(205)	(117)	75%	(920)	(465)	98%
Total	$239	$3,902	(94)%	$11,716	$9,359	25%
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
Following the retirement of the 2018 Notes in the first quarter of 2019, only $51.25 million of principal of the 2014 Notes remained outstanding. Interest expense fell for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018 due to the retirement of the 2018 Notes in the first quarter of 2019.
Other income primarily consists of interest income and gains or losses on foreign exchange. Other income for the third quarter of 2019 includes $304 thousand of interest income, partially offset by $99 thousand of foreign exchange losses. By comparison, other income for the third quarter of 2018 includes $120 thousand of interest income and $4 thousand of foreign exchange losses. Other income for the nine months ended September 30, 2019 includes $1,074 thousand of interest income partially offset by $179 thousand of foreign exchange losses. Other income for the nine months ended September 30, 2018 includes $395 thousand of interest income and $55 thousand of foreign exchange gain. Higher interest income in the 2019 periods compared to the year ago periods is attributable to higher cash and investment balances; the increase in foreign exchange losses is due to the impact of a stronger U.S. dollar.
Income Tax Benefit
Our tax provision is generally driven by three components: (1) tax provision from our foreign operations, (2) tax benefits from the deduction of amortization of acquisition-related intangible assets, and (3) discrete items, such as changes to recording or releasing valuation allowances or return-to-provision true-ups. Depending on the relative value of these components, we can have either a tax benefit or expense for any given period.
We recorded a tax benefit of $1.2 million and $2.3 million for the three and nine months ended September 30, 2019, respectively. We recorded a tax benefit of $0.8 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. The benefit for all periods was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations.

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
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2019, our principal sources of liquidity consisted of $25.9 million of cash and cash equivalents and $36.9 million of short-term investments as well as $2.1 million of restricted cash and $9.0 million of availability under our Revolving Credit Facility. The following table presents our cash flow summary for each period presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(29,691)	$(24,563)
Net cash provided by (used in) investing activities	(38,750)	4,738
Net cash provided by (used in) financing activities	1,006	(2,292)
Effect of foreign exchange fluctuations	(5)	(110)
Net decrease in cash, cash equivalents and restricted cash	$(67,440)	$(22,227)
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
Net cash used in operating activities for the nine months ended September 30, 2019, was $29.7 million and consisted of a net loss of $52.1 million, adjusted for non-cash items of $31.2 million. Non-cash items included a loss on extinguishment of debt of $9.0 million, amortization of developed technology of $8.4 million, stock-based compensation expense of $8.3 million, amortization of debt discounts, premium and issuance costs of $2.1 million and depreciation and amortization of $3.5 million. The net change in assets and liabilities included a decrease in current and non-current other liabilities of $10.5 million, an increase in inventories of$2.3 million, and an increase in prepaid expenses and other current assets of $1.7 million, partially offset by a decrease in accounts receivable of $3.2 million, an increase in deferred revenue of $1.6 million, an increase in accounts payable of $0.6 million, and a decrease in other non-current assets of $0.3 million.
Net cash used in operating activities for the nine months ended September 30, 2018, was $24.6 million, and consisted of a net loss of $44.2 million, adjusted for non-cash items of $24.3 million. Non-cash items included stock-based compensation expense of $6.1 million, amortization of debt discounts, premium and issuance costs of $5.7 million, amortization of developed technology of $8.4 million, and depreciation and amortization of $4.1 million. The net change in assets and liabilities included increases in accounts receivable of $3.3 million and decreases in other non-current liabilities of $6.8 million, partially offset by increases in accounts payable of $2.1 million, deferred revenue of $2.1 million, and current liabilities of $2.0 million.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force.
Net cash used in investing activities was $38.8 million during the nine months ended September 30, 2019 and consisted of purchases of investments of $52.7 million and capital expenditures of $2.0 million, partially offset by $16.0 million of proceeds from maturing investments. Net cash provided by investing activities for nine months ended September 30, 2018 was $4.7 million and consisted of net redemptions of investments of $5.1 million, partially offset by capital expenditures of $0.4 million.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $1.0 million during the nine months ended September 30, 2019. Net cash provided by financing activities primarily consisted of $1.0 million from the exercise of stock options and $0.6 of proceeds from our ESPP program, partially offset by $0.6 million for income taxes related to net share settlement of equity awards. Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2018 and consisted of $2.8 million of debt issuance costs, partially offset by net proceeds from employee equity programs.
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
We currently have outstanding $51.3 million in aggregate principal amount of our 2014 Notes as of September 30, 2019. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. If we undergo a fundamental change, as defined, holders of the 2014 Notes may require us to repurchase the 2014 Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.
We have a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of September 30, 2019, total availability under the Revolving Credit Facility was $9.0 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 6 to the condensed consolidated financial statements included in this Form 10-Q for more information about the Revolving Credit Facility.
We believe our existing cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and capital expenditure needs at least through December 31, 2020. However, we may experience lower than expected cash generated from sales of our products and services or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to fund our operations, further our research and development activities, or acquire or invest in a business.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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
Other than as disclosed above, there have been no material changes during the nine months ended September 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2019 and 2018, our gains and losses related to changes in foreign exchange rates was less than $0.1 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments of $62.8 million at September 30, 2019. These amounts were held primarily in cash on deposit with banks, treasury bills and money market funds which are short-term. Cash and cash equivalents and investments are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio due to changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. However, we may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.0 million, $60.5 million, and $76.0 million during the years 2018, 2017, and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $611.0 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.
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
We have implemented security controls to protect our information technology infrastructure but, despite our efforts, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. If confidential data is later determined to have been released in the course of this event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. As of the date of this filing, we estimate the costs associated with the intrusion and remediation to be approximately $0.1 million, net of insurance proceeds received. Although we believe we have now contained the disruption, we anticipate additional work and expense in the future as we continue to respond to the attack and further enhance our security processes and initiatives.
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
We believe that our existing cash and cash equivalents and availability under the Revolving Credit Facility will be sufficient to meet our anticipated cash requirements through at least December 31, 2020. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	fluctuations in cash demands (e.g., due to interest or principal payments or payouts under existing cash compensation plans);

•	variability in sales and timing of related cash collections;

•	the effectiveness of our recent efficiency and cost-savings initiatives;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

To the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing in addition to the Revolving Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay development or commercialization of our products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products, or cease operations. Any of these factors could harm our operating results.
If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
In August 2018, we entered into the Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million. The Revolving Credit Facility is secured by substantially all of our assets, other than intellectual property. The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the Revolving Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Revolving Credit Facility and, if they are not repaid, could foreclose upon the assets securing our obligations under the Revolving Credit Facility.
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
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Tenth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 14, 2019.	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Furnished herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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

FLUIDIGM CORPORATION

Dated:	November 7, 2019
		By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated:	November 7, 2019
		By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer