Form 10-K
period 2019-12-31
FLUIDIGM CORP
filed 2020-02-27
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________________________________
Commission file number: 001-34180
FLUIDIGM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			77-0513190
State or other jurisdiction of incorporation or organization			I.R.S. Employer Identification No.

7000 Shoreline Ct, Ste 100	South San Francisco,	CA	94080
Address of principal executive offices			Zip Code
Registrant’s telephone number, including area code: (650) 266-6000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FLDM	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided, pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $846,923,899, based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of January 31, 2020, there were 70,445,622 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with the registrant’s annual meeting of stockholders, scheduled to be held in June 2020, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

Fluidigm Corporation
Fiscal Year 2019
Form 10-K
Annual Report
______________________________________

i

Special Note Regarding Forward-looking Statements and Industry Data
This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
This Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.
____________________________

Fluidigm®, the Fluidigm logo, 48.Atlas™, Acculift™, Access Array™, Advanta™, Biomark™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Helios™, High-Precision 96.96 Genotyping™, Hyperion™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™ are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
____________________________

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Fluidigm,” the “Company,” “we,” “us,” and “our” refer to Fluidigm Corporation and its subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
Fluidigm is a global company that improves life through comprehensive health insight. Our innovative patented technologies and multi-omic tools are used by researchers to reveal meaningful insights into health and disease, identify biomarkers to inform decisions, and accelerate the development of more effective therapies. We create, manufacture, and market a range of products and services, including instruments, reagents and software that are used by researchers worldwide.
Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We use proprietary CyTOF® and microfluidics technologies to develop innovative end-to-end solutions that have the flexibility required to meet the needs of translational research and the robustness to support high-impact clinical research studies.
Our mass cytometry Helios™ system deeply profiles cell phenotype and function. Referenced by hundreds of peer-reviewed publications around the world, mass cytometry is setting a new standard in human immune profiling. Transforming biological imaging, our Hyperion™ Imaging System enables highly multiplexed protein biomarker detection in tissues and tumors while still preserving tissue architecture and cellular morphology information using Imaging Mass Cytometry™ (IMC™). Our microfluidic systems complement our mass cytometry offerings by providing highly scalable and automated workflows for quantitative polymerase chain reaction (PCR), gene expression, copy number variation analysis, and next-generation sequencing library preparation. Used to detect somatic and genomic variations from a range of different sample types, these automated systems provide the cost efficiencies, flexibility and proven analytical performance that customers need to meet the increasing demands of molecular biomarker analysis.
We are a trusted partner of leading academic, government, pharmaceutical, biotechnology, contract research organizations and plant and animal research laboratories worldwide and we strive to increase the quality of life for all.
Market Opportunity
We believe that the Immunome market is a large, under-penetrated multibillion dollar market opportunity. Through our work with outside consultants and internal market analysis, we believe that our potential market is approximately $3 billion, growing at a compound annual growth rate in the teens. The current markets for our products address a broad range of biological analysis approaches, including the genome, proteome, transcriptome, epigenome and microbiome used by academic life science research customers, as well as applied markets customers, including clinical research laboratories, biopharmaceutical companies, biorepositories and agricultural biotechnology entities. Our markets are increasingly looking to study data sets spanning these approaches in a concerted manner to answer pressing questions about immune function across cancer, immunology and immunotherapy.
Strategy
Key elements of our strategy include:
Offering innovative, differentiated products to researchers based on our mass cytometry and microfluidic technologies.

•
Mass cytometry is a leading, high multiplex solution to analyze many cell-surface and intracellular proteins simultaneously in cell suspensions including blood and disassociated tissues. Our products enable innovative methods to characterize cells and other sample types not commonly achieved with other conventional technologies.

•
IMC™ is a pioneering technology allowing for high multiplexed imaging to understand the composition of tissue microenvironments at a subcellular 1-micron resolution. Together with Mass Cytometry, these products provide researchers the capabilities to gain deeper insights into immune function.

Our microfluidic technologies enable a scalable and sensitive solution in fields requiring high-throughput molecular biomarker analysis, whether it be for the analysis of gene expression profiles, genotyping, analysis of proteomic biomarkers, or library preparation in advance of gene sequencing.

Expanding addressable markets through attention to assay content, workflow efficiency, software improvements, desirable strategic partnerships and inorganic growth opportunities.
Our strategy addresses expanded and enhanced applications, workflows and analytics to allow our customers better productivity, increasing the value of our toolsets across our mass cytometry and microfluidics products.

•
We have developed a sample-to-answer workflow for comprehensive human immune profiling for use with our Helios system, that puts pre-titrated antibodies in dry format in a single tube, with automated software that provides data analysis in as few as five minutes. This assay is reproducible from site-to-site and lot-to-lot, which is important for translational and pharma/biotech research work. We have collaborated with industry partners to enable workflows and software for both the Helios and Hyperion systems. In 2019, we added seven new metal antibody labels, becoming the first company to enable 50-plex cytometry panels, launched three Imaging Mass Cytometry Panel Kits and Advanced CyTOF software, as well as Maxpar Direct Immune Profiling Assay, a sample-to-answer workflow that received the 2019 Life Science Industry Gold Award for Most Innovative New Cell Biology Product.

•
We have developed and collaborated with industry partners to build our applications, software and assays on our microfluidic platforms for gene expression, genotyping and sequencing library preparations as well as single-cell applications for our C1 system. Our future development will leverage both in-house development as well as externally-partnered solutions to drive new applications and sample-to-answer functionality across all our platforms. In 2019, we launched the Advanta RNA-Seq NGS Library Preparation product targeting a large potential market opportunity, in line with this strategy. We also announced a collaboration with Icahn School of Medicine at Mount Sinai for a single-cell study of the human epigenome. This study is being funded by the U.S. Department of Defense.

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

Assays and Reagents:

Maxpar® Reagents
Maxpar® reagents are included in multiple product lines addressing needs in functional and phenotypic profiling of single cells, as well as nucleic acid detection. The product lines include pre-conjugated antibodies, application-specific kits, and custom antibody labeling services.
Mass Cytometry and Imaging Mass Cytometry.

Maxpar Human Immune Monitoring Panel Kit and Workflow
The kit contains 29 pre-titrated antibodies designed and optimized for deep immune profiling of human peripheral blood mononuclear cells. Enables comprehensive identification and characterization of key immune cell populations. The workflow includes protocol and data analysis.
Mass Cytometry
Maxpar Direct Immune Profiling Assay
The assay enables comprehensive identification and characterization of 37 immune cell populations. With automated software and as little as five minutes of data analysis. The kit contains 30 pre-titrated antibodies provided in a dry single-tube format.
Mass Cytometry
Maxpar IMC Panel Kits for Immuno-oncology
Contains a mix of non-overlapping metal-conjugated antibodies to deeply profile tumor-infiltrating lymphocytes, immunce cell activation states or tissue architecture. These new panels can be easily mixed and matched or combined as an 18-marker panel to broadly profile immune infiltrates.
Mass Cytometry
Software:
Advanced CyTOF Software 7.0
Streamlines the selection and acquisition of multiple regions of interest from each slide with an enhanced user experience. Remotely annotate each ROI using bright field reference images to guide automated batch acquisition of highly multiplexed images on the Hyperion Imaging System.
Mass Cytometry

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
SNP Genotyping, sample identification, Digital PCR, and Gene Expression, including Single-Cell Targeted Gene Expression

EP1 System	End-point PCR analytical instrument for microfluidics-based analysis of SNP genotyping and end-point digital PCR.	SNP Genotyping, sample identification, and Digital PCR

Integrated Fluidic Circuits (IFCs):

LP IFCs	Library Preparation IFCs to support targeted DNA sequencing of 48 or 192 samples on NGS instruments.	Library preparation for targeted next-generation DNA sequencing

Juno Genotyping IFC	IFC that incorporates preamplification for genotyping of 96 samples and 96 markers on a single run.	Genotyping, sample identification

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

Assays and Reagents:

Advanta RNA-Seq NGS Library Prep Kit
Integrated solution for automated NGS library prep. Used with The Juno system with the Advanta RNA-Seq reagents and 48.Atlas integrated fluidic circuit, supports simultaneous processing of up to 48 total RNA samples.
Library preparation for next-generation DNA sequencing
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
Functional Genomics of Single Cells

Technology
Multi-Layer Soft Lithography
Our IFCs are manufactured using multi-layer soft lithography (MSL) technology to create valves, chambers, channels and other fluidic components on our IFCs that allow nanoliter quantities of fluids to be precisely manipulated within the IFC. We have developed commercial manufacturing processes to fabricate valves, channels, vias, and chambers with dimensions in the ten to 100 micron range, at high density and with high yields.
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
Assays and Reagents
We manufacture metal-conjugated antibodies for use with our mass cytometry instruments to allow detection of up to approximately 44 protein targets simultaneously in a single cell for a total of more than 50 detected cellular parameters. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.
Our Delta Gene and single-nucleotide polymorphism type (SNP Type) assay products consist of assay design and custom content delivery systems for gene expression and genotyping, respectively. These offerings provide low-cost alternatives to other available chemistries and allow customers to use IFCs in more flexible ways. PCR assay reagents need to be specific to the gene targets of interest but the process of designing a set of assays may delay the implementation experiments or require the use of expensive pre-designed assays. We have developed a process to provide customers with validated assays for their targets of interest.
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
There are several forms of genetic analysis in use today, including genotyping, gene expression analysis and DNA sequencing:

•
Genotyping involves the analysis of DNA variations across individual genomes. There are multiple forms of variants, including single nucleotide polymorphism (SNPs), insertion-deletions and copy number variation. A common application of genotyping focuses on analyzing SNPs to determine whether a SNP or group of SNPs are associated with a particular genetic trait, such as propensity for a disease.

•
Gene expression analysis involves measuring the levels of particular ribonucleic acid sequences known as messenger RNAs (mRNAs), which have been transcribed from genes. Determining these levels is important because mRNAs are often translated by the cell into proteins and may affect the activity of the cell or the larger organism.

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

Gene expression and genotyping are studied through a combination of various technology platforms that characterize gene function and genetic variation. These platforms often rely on PCR amplification to generate exponential copies of a DNA sample to provide sufficient signal to facilitate detection. Real-time quantitative PCR (real-time qPCR) is a more advanced form of PCR that makes it possible to quantify the number of copies of DNA present in a sample.
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

Customers
We sell our instruments for research use only to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for 2019, 2018, or 2017.
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
As of December 31, 2019, we had 187 people employed in sales, technical support, and marketing.
Manufacturing
Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our IFCs and manages production of our genomics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada.   As part of our on-going efforts related to operational excellence and improving efficiencies, we consolidated our North American production of reagents for mass cytometry activities into our Canadian facility in 2019.
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
The largest component of our current research and development effort is in the areas of new products, new applications and new content. In the area of mass cytometry, we developed an initial prototype imaging mass cytometer instrument in 2016, and successfully launched the commercial Hyperion Imaging System in October 2017. The imaging mass cytometer system provides spatial resolution of protein expression in complex tissue samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of up to 37 proteins. We also developed metal-labeled antibodies compatible with formalin fixed paraffin embedded tissue samples, to be used with the Hyperion. We also invest significantly in research and development efforts to expand our single-cell and production genomics applications. For example, we continue to develop and commercialize various panel sets for cancer research for use with our systems. In 2017, we successfully launched the Advanta™ Immuno-Oncology Gene Expression Assay, which is a 170-gene expression qPCR assay that enables profiling of tumor immunobiology and new biomarker identification. In 2019, we launched the Advanta™ RNA-Seq NGS Library Prep Kit. Designed to drive significant improvement in the RNA-seq workflow, the Advanta RNA-Seq NGS Library Prep Kit together with the Juno™ system delivers an integrated solution for automated, cost-efficient NGS library prep.
In 2019, we launched the Maxpar Direct Immune Profiling Assay, a sample-to-answer workflow for comprehensive human immune profiling for use with our Helios system, that puts pre-titrated antibodies in dry format in a single tube, with automated software that provides data analysis in as few as five minutes. This assay is reproducible from site-to-site and lot-to-lot, which is important for translational and pharma/biotech research work. We have collaborated with industry partners to enable workflows and software for both the Helios and Hyperion systems. Also in 2019, we added seven new metal antibody labels, becoming the first company to enable 50-plex cytometry panels, and launched three Imaging Mass Cytometry Panel Kits as well as CyTOF7.0, an advanced CyTOF software.
The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing costs, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.
Our research and development expenses were $31.6 million, $30.0 million and $30.8 million in 2019, 2018, and 2017 respectively. As of December 31, 2019, 123 of our employees were engaged in research and development activities.
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
Intellectual Property
Patents
We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2019, we owned or licensed over 520 patents and we had approximately 158 pending patent applications worldwide. Our patents have expiration dates ranging up to 2036.
License Agreements
We have entered into licenses for technologies from various companies and academic institutions.

Microfluidic Technologies. Our core microfluidics technology originated at the California Institute of Technology (Caltech) in the laboratory of Professor Stephen Quake, who is a co-founder of Fluidigm. We license microfluidics technology from Caltech, Harvard University, and Caliper Life Sciences, Inc. (Caliper), now a PerkinElmer company:

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

Instrumentation and Digital PCR. On June 30, 2011, we settled litigation and entered into a series of patent cross-license and sub-license agreements with Life Technologies Corporation (now part of Thermo Fisher Scientific Inc.) and its subsidiary Applied Biosystems, LLC (Life). The agreements involve a cross-license concerning our imaging readers and other patent filings and certain of Life’s patent families relating to methods and instruments for conducting nucleic acid amplification, such as with PCR; a sub-license that provides us access to certain of Life’s digital PCR patents; and a sublicense that provides Life access to certain of our non-core technology patents licensed from Caltech. In July 2011, pursuant to the terms of the agreements, we paid Life $2.0 million in connection with our exercise of an option to preclude Life from initiating litigation under its patents existing as of June 30, 2011 against our customers for two years and against our company, with respect to our current products and equivalent future products, for four years, subject to certain exceptions. In November 2017, we settled pending litigation with Life and, pursuant to the terms of the settlement, one of the patent license agreements was amended to provide Life with a fully paid-up license under the patents covered by the agreement, subject to certain field of use restrictions. The license agreement will terminate with the last-to-expire of the licensed patents, which is expected to be in 2028.
Mass Cytometry. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the Original License Agreement) between Fluidigm Canada Inc. (Fluidigm Canada), and PerkinElmer Health Sciences, Inc. (PerkinElmer). Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of inductively coupled plasma (ICP) -based mass cytometry, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry.  On November 4, 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement.  Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement.  Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in December 2025, unless earlier terminated pursuant to the terms of the license agreement.
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
In November 2013, the FDA issued a final guidance document stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by the FDA under premarket and postmarket control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FFDCA. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications (PMAs) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
In some cases, our customers may use our RUO products in their own laboratory-developed tests (LDTs) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.
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
Geographic Area Information
During the last three years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States equaled $73.9 million, or 63% of our total revenue, in 2019, compared to $64.8 million, or 57% of our total revenue, in 2018, and $56.1 million, or 55% of our total revenue, in 2017. The majority of our long-lived assets are located within the United States, in Singapore and in Canada. Please see Note 3 and Note 12 to our audited consolidated financial statements for additional information regarding geographic areas.
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
Employees
As of December 31, 2019, we had 566 employees, of which 123 work in research and development, 134 work in general and administrative, 122 work in manufacturing, and 187 work in sales, technical support, and marketing. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.

Corporate and Available Information
We were incorporated in California in May 1999 as Mycometrix Corporation, changed our name to Fluidigm Corporation in April 2001, and reincorporated in Delaware in July 2007. Our principal executive offices are located at 7000 Shoreline Court, Suite 100, South San Francisco, California 94080, until March 13, 2020, and thereafter will be located at Two Tower Place, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.fluidigm.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations page of our website located at http://investors.fluidigm.com. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC.
The contents of our website are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.
We intend to use our website, www.fluidigm.com as a means of disclosing material non-public information and for complying with our disclosure obligations under SEC Regulation FD. Such disclosures will be included on our website under “About Us > Investors.” Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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
Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. For example, our revenue declined year-over-year in 2017 compared to 2016, but increased year-over-year in 2018 compared to 2017. Our revenue continued to increase year-over-year in 2019 compared to 2018, but we may not be able to achieve similar revenue growth in future periods. We are also increasingly dependent on our mass cytometry business, which is very capital intensive. Variability in our quarterly or annual results of operations, mix of product revenue, including any decline in our mass cytometry revenue, or variability in rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including: fluctuations in demand for our products; changes in customer budget cycles and capital spending; seasonal variations in customer operations; tendencies among some customers to defer purchase decisions to the end of the quarter; the large unit value of our systems, particularly our proteomics systems; changes in our pricing and sales policies or the pricing and sales policies of our competitors; our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner; fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods; quality control or yield problems in our manufacturing operations; our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; our complex, variable and, at times, lengthy sales cycle; global economic conditions; and fluctuations in foreign currency exchange rates. Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Other unknown or unpredictable factors also could harm our results.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $64.8 million, $59.0 million, and $60.5 million during the years 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $623.6 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.

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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression and protein expression analysis, SNP genotyping, quantitative polymerase chain reaction (qPCR), digital PCR, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, next generation DNA sequencing, microdroplets, spatial protein expression, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do.
We consider Illumina, Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc. (Thermo), Bio-Rad Laboratories, Inc., NanoString Technologies, Inc. (NanoString), and Agena Bioscience, Inc. to be our principal competitors in the microfluidics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors in the mass cytometry markets, and that IonPath Inc., Akoya Biosciences, Inc., and NanoString are our principal competitors in imaging mass cytometry. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.
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
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital and operating expenditures by these customers may result in lower than expected sales of our systems, IFCs, assays, and reagents. These reductions and delays may result from factors that are not within our control, such as:

•	changes in economic conditions;

•	natural disasters;

•	changes in government programs that provide funding to research institutions and companies;

•	changes in the regulatory environment affecting life science and plant and animal research companies engaged in research and commercial activities;

•	differences in budget cycles across various geographies and industries;

•	market-driven pressures on companies to consolidate operations and reduce costs;

•	mergers and acquisitions in the life science and plant and animal research industries; and

•	other factors affecting research and development spending.
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
We manufacture our genomics analytical and preparatory instruments and IFCs for commercial sale at our facility in Singapore and our mass cytometry instruments, assays, and reagents for commercial sale at our facility in Canada. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead times to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
Disruption of our manufacturing facilities or other operations, or in the operations of our customers or business partners, due to earthquake, flood, other natural catastrophic events, health epidemics, or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.
We have significant manufacturing operations in Singapore and Canada and operations in the United States. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics (including the outbreak caused by the novel coronavirus COVID-19), fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.

We generate a substantial portion of our revenue internationally and our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
During the years 2019, 2018, and 2017, approximately 63%, 57%, and 55% respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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

•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit);

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
Our customer base is primarily composed of academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations that perform analyses for research and commercial purposes. Our success will depend, in part, upon our ability to increase our market share among these customers, attract additional customers outside of these markets, and market new applications to existing and new customers as we develop such applications. Attracting new customers and introducing new applications require substantial time and expense. For example, it may be difficult to identify, engage, and market to customers who are unfamiliar with the current applications of our systems. Any failure to expand our existing customer base or launch new applications would adversely affect our ability to increase our revenue.
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of any key member of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. We do not maintain fixed term employment contracts or significant key person life insurance with any of our employees.
Additionally, to expand our research and product development efforts, we need to retain and recruit scientists skilled in areas such as molecular and cellular biology, assay development, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense and we may face challenges in retaining and recruiting such individuals if, for example, our stock price declines, reducing the retention value of equity awards, or our business or technology is no longer perceived as leading in our field. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.
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
We have implemented security controls to protect our information technology infrastructure but, despite our efforts, we are not fully insulated from technology disruptions that could adversely impact us. For example, in March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed. If, however, confidential data is later determined to have been released in the course of this or any future event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. Although we believe we have contained the disruption from the March 2019 attack, we anticipate additional work and expense in the future as we continue to enhance our security processes and initiatives in response to ever-evolving information security threats.
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
Since 2017, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. Further actions such as these may be required on an ongoing basis to optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of these further efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to grow our business and become profitable may not be successful.

To use our products, our Biomark, EP1, Helios/CyTOF 2, and Hyperion systems in particular, customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.
Our products, our Biomark, EP1, Helios, and Hyperion systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.
In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process, or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our Biomark system involves real-time quantitative polymerase chain reaction (qPCR) technology. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation (now part of Thermo) and Roche Diagnostics Corporation, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.
If we elect to label and promote any of our products as medical devices, we would be required to obtain prior approval or clearance by the FDA, which would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
Our products are currently labeled, promoted and sold to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, contract research organizations, and biopharmaceutical, biotechnology, and plant and animal research companies as RUO, and are not designed, or intended to be used, for clinical diagnostic tests or as medical devices as currently marketed. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
We may in the future register with the FDA as a medical device manufacturer and list some of our products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment. While this regulatory classification is exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (QSRs), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with application dates of May 26, 2020 and May 26, 2022 respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.
As products that are currently labeled, promoted and intended as RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current sales, marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products in their own laboratory developed tests (LDTs) for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to certain genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.
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
If the FDA determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our products to be misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action.

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
As of December 31, 2019, we had approximately $153.2 million of goodwill and net intangible assets, including approximately $104.1 million of goodwill and $49.1 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets. In the fourth quarter of 2019, we concluded that certain of our patents and licenses were impaired and reduced the applicable carrying value to zero, recognizing a charge of $0.4 million, which is reflected in accumulated amortization.
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
We believe that our existing cash and cash equivalents and availability under our $15.0 million revolving senior credit facility (Revolving Credit Facility) will be sufficient to meet our anticipated cash requirements for at least the next 18 months. We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

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
We are subject to income taxes in both the United States and certain foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision for income taxes. For example, we have made certain interpretations of existing tax laws or regulations based upon the operations of our business internationally and we have implemented intercompany agreements based upon these interpretations and related transfer pricing analyses. If the U.S. Internal Revenue Service or other taxing authorities disagree with the positions, our effective income tax rate could be adversely affected and we could have additional tax liability, including interest and penalties. From time to time, we may review our corporate structure and tax positions in the various international jurisdictions in which we operate and such review may result in changes to how we structure our international business operations, which may adversely impact our effective income tax rate. Our effective income tax rate could also be adversely affected by changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses (including share-based compensation), changes in our future levels of research and development spending, mergers and acquisitions, or the result of examinations by various tax authorities. Payment of additional amounts as a result of changes in applicable tax law or upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.
Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by net operating loss carryforwards (NOLs) if a corporation experiences an “ownership change.” As provided in Section 382 of the Code, an “ownership change” occurs when a company’s “five-percent shareholders” collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Various states also have limitations on the use of state NOLs following an ownership change.
Future changes in our stock ownership, some of which are outside our control, could result in an ownership change under Section 382 of the Code. If we experience an ownership change, our ability to use our NOLs or other tax benefits could be substantially limited, which could significantly impair their value.  There is no assurance that we will be able to fully utilize our NOLs or other tax benefits, which could adversely impact our results of operations.
We believe that these tax benefits are a valuable asset for us and we monitor our stock ownership to determine whether our NOLs are at material risk of limitation based on an ownership change pursuant to Section 382. If our board of directors determines a potential risk exists that our NOLs could be limited, it could elect to adopt a tax benefit preservation plan in an effort to protect our tax benefits. Adoption of a tax benefit preservation plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.
Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability, and results of operations.
The global credit and financial markets have in recent years experienced volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. In addition, certain geopolitical events, including the United States government’s adoption and expansion of trade restrictions and the United Kingdom’s withdrawal from the European

Union, have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
For example, the U.S.-based Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB), on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to U.S. GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls. Additionally, the FASB issued new guidance (ASU 2014-09) Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new guidance was effective for our fiscal year 2018. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. Under the modified retrospective method, periods prior to the adoption of ASU 2014-09 are not restated and the cumulative effect of initially applying the new standard is reflected in the opening balance of accumulated deficit as of January 1, 2018. To date, the adoption has not had a material impact on our consolidated financial statements. Additional disclosures are required for significant differences between the reported results under the new standard and those that would have been reported under the legacy standard, which required us to make certain changes to our business processes and controls to support revenue recognition and disclosure under the new standard.
The FASB also issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02). The core principle is that lessees should recognize the assets and liabilities arising from leases on the balance sheet. Under the new standard, lessees will be required to recognize lease assets and liabilities for all leases, with certain exceptions, on their balance sheets. We adopted ASU 2016-02 as of January 1, 2019. The adoption of this standard had a material impact on our consolidated financial statements. We continue to identify the appropriate changes to our business processes, systems, and controls to support the new lease standard and the required disclosures under the new standard.
It is not clear if or when potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.
We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.
We have significant outstanding convertible debt. As of December 31, 2019, we had outstanding $1.1 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes. If we undergo a fundamental change (as defined in the terms of the indenture governing either the 2014 Notes or the 2019 Notes (collectively, the Convertible Notes)), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes or 2019 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
Many of our employees were previously employed at universities or other life science or plant and animal research companies, including our competitors or potential competitors. In the future, we may become subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, we were a defendant in litigation brought against us and one of our non-executive employees by Thermo alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations. While we resolved our dispute with Thermo in July 2017, if we fail in defending against similar claims brought in the future we could be subject to injunctive relief against us. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss of or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against any similar claims brought in the future, litigation could result in substantial costs and be a distraction to management.
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
Our stock is currently traded on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2019, we had 69,956,397 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46.3% of such shares and one stockholder beneficially owned approximately 9.8% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 46.3% held by our top six stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.
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

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the life science, plant and animal research, and CRO sectors;

•	failure to complete significant sales;

•	manufacturing disruptions that could occur if we are unable to successfully expand our production in our current or an alternative facility;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.
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
We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, we cannot pay any cash dividends on any of our classes of common stock without approval from the lender under our Revolving Credit Facility, and may become subject to covenants under future debt arrangements that place restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain for the foreseeable future.
Any conversions of the 2014 Notes or 2019 Notes will dilute the ownership interest of our existing stockholders and may otherwise depress the price of our common stock.
Any conversion of some or all of the 2014 Notes or 2019 Notes will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could also adversely affect prevailing market prices of our common stock. In addition, holders of the 2014 Notes or 2019 Notes may hedge their position in such Convertible Notes by entering into short positions with respect to the underlying common stock. As a result, any anticipated conversion of the 2014 Notes or 2019 Notes could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We lease approximately 69,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that expires in March 2020. It will be replaced by a new operating lease for approximately 78,000 square feet in the same area. The term of the new lease, which is expected to commence when the old lease expires, is approximately 10 years. Additionally, we lease office, laboratory and manufacturing space in Singapore of approximately 40,000 square feet that expires in June 2022, and in Ontario, Canada approximately 44,500 square feet under a lease that expires in March 2026 and a second lease that was entered into during 2019 for approximately 19,000 square feet, which expires in March 2027. As of December 31, 2019, we also leased office space in Japan, China, and France, with various expiration dates through February 2026. In addition, we believe that our properties are in good condition and are adequate and suitable for their purposes. Refer to Note 7 of our consolidated financial statements for additional information about leased properties in this Form 10-K.

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
We had 87 stockholders of record as of January 31, 2020; however, because many of our outstanding shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.
We have never declared or paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fluidigm Corporation under the Securities Act or the Exchange Act.
The following graph compares, from December 31, 2014 through December 31, 2019, the cumulative total return for our common stock, the Nasdaq Composite Total Return Index, and the Nasdaq US Benchmark Medical Equipment Index, assuming in each case an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017, and consolidated balance sheet data as of December 31, 2019, and December 31, 2018 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017, December 31, 2016, and December 31, 2015 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$117,243	$112,964	$101,937	$104,446	$114,712
Loss from operations	(51,839)	(48,164)	(58,360)	(73,190)	(50,155)
Net loss	(64,790)	(59,013)	(60,535)	(75,985)	(53,315)
Net loss per share, basic and diluted	(0.97)	(1.49)	(1.84)	(2.62)	(1.86)

	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$58,639	$95,401	$63,136	$59,430	$101,465
Working capital (1)	74,003	100,988	71,565	76,334	123,433
Total assets (2)	264,812	303,647	287,351	306,395	370,050
Total long-term debt (2)	53,821	172,058	195,238	194,951	194,673
Total stockholders’ equity	153,612	72,116	30,935	53,233	114,901

(1) Working capital excludes deferred revenue.
(2) $1.0 million and $1.1 million of debt issuance costs for Convertible notes were previously included in Total assets reclassified to Total long-term debt as a deduction in December 31, 2015.

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
Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada. We also manufacture assays and reagents at our facilities in Canada.
Our total revenue was $117.2 million in 2019, $113.0 million in 2018, and $101.9 million in 2017. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2019, our accumulated deficit was $623.6 million.

Recent Developments
In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds was used to retire $50.2 million aggregate principal amount of our 2014 Notes. Pursuant to the indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to purchase their 2014 Notes beginning in February 2021.  The private placement of the 2019 Notes and concurrent repurchase of a portion of the 2014 Notes had the effect of refinancing a portion of the Company’s outstanding debt under the 2014 Notes to December 2024.

The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year, beginning on June 1, 2020. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest.

The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2021 to December 1, 2022, if the price of the Company’s common stock has equaled or exceeded 150% of the Conversion Price (as defined in the indenture, currently $2.90, subject to adjustment) for a specified number of days (Issuer’s Conversion Option), we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of the Company's common stock, determined in accordance with the terms of the indenture. On or after December 1, 2022, if the price of the Company’s common stock has equaled or exceeded 130% of the

Conversion Price then in effect for a specified number of days, we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of the Company's common stock, determined in accordance with the terms of the indenture. This transaction is described in more detail in Note 6 of our consolidated financial statements.

In March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed. We were able to recover the majority of the costs associated with the intrusion under an applicable insurance policy. Although we believe we have contained the disruption from the March 2019 attack, we anticipate additional work and expense in the future as we continue to enhance our security processes and initiatives in response to ever-evolving information security threats.

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

We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating of our audited 2019 consolidated financial statements.

Revenue Recognition

We adopted ASC 606 Revenue from Contracts with Customers on January 1, 2018 and all the related amendments using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The comparative information for 2017 has not been recast and continues to be reported under the accounting standards in effect for that period.

We generate revenue primarily from sales of our products and services. Our product revenue consists of sales of our mass cytometry, high-throughput genomics and single-cell genomics instruments and consumables, including IFCs, assays, and other reagents. Our service revenue consists of post-warranty service contracts, preventive maintenance plans, repairs, installation, training and other specialized product support services. We also receive grants from various entities to perform research and development activities over contractually defined periods. Revenue is reported net of any sales, use and value-added taxes, which we collect from customers as required by government authorities.

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

Service Revenue

We recognize revenue from repairs, maintenance, installation, training and other specialized product support services at the point in time the work is completed. Installation and training services are generally billed in advance of service. Repairs and other services are generally billed at the point the work is completed.

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

Contract Costs

Incremental sales commission costs incurred to obtain instrument service contracts are capitalized and amortized to selling, general and administrative expense over the life of the contract, which is generally one to three years. As a practical expedient, we expense sales commissions associated with product support services that are delivered in less than one year as they are incurred. Sales commissions associated with the sale of products are expensed as they are incurred. To date, capitalized contract costs have been immaterial.

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

Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge include, but are not limited to, declines in our stock price or market capitalization, declines in our market share or revenues, and an increase in our losses, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.

In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. We did not recognize any impairment of goodwill for any of the periods presented herein.

We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. In the fourth quarter of 2019, we recognized an impairment charge of $0.4 million on patents and licenses that are not used in any current products and are not expected to be used in future product offerings.

Convertible Notes

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes remained outstanding, together with $150.0 million in aggregate principal amount of the 2018 Notes.

As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million, which was recorded in additional paid-in-capital and reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes was amortized over the expected term of the 2018 Notes, using the effective interest method through the first note holder put date, of February 6, 2023. In the first quarter of 2019, the 2018 Notes were converted into approximately 19.5 million shares of common stock and the 2018 Notes were retired. We recorded a loss of $9.0 million on the retirement of the 2018 Notes. This amount represents the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion, including unamortized premiums, discounts and debt issuance costs. We have determined the fair value of the 2018 Notes using valuation techniques that require us to make assumptions related to the implied discount rate.

In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 2019 Notes. The majority of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding. We recorded a loss of $3.0 million on the extinguishment of the 2014 Notes. This amount represents the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes, including unamortized debt issuance costs.

As the 2019 Notes do not provide for a cash conversion feature, the 2019 Notes are recorded as debt in their entirety in accordance with ASC 470. For the 2014, 2018 and 2019 Notes, offering-related costs, including underwriting costs, were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.

Stock-Based Compensation

Our board of directors sets the terms, conditions, and restrictions related to our Employee Stock Purchase Plan (ESPP) and the grant of stock options, Restricted Share Units (RSUs) and performance-based awards (PSUs) under our various stock-based plans. Our board of directors determines the number of awards to grant and sets the vesting criteria. For PSUs, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.

We recognize compensation costs for all stock-based awards, including stock options, RSUs, and stock purchased under our ESPP, based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of our common stock on the date of grant. For PSUs with a market condition, we used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

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

Income Taxes

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Our provision for income taxes primarily consists of foreign tax expense/benefit.

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
A Modified Retrospective Transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date of the standard as our date of initial application. Consequently, previously presented financial information has not been updated, and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019. For dates and periods prior to January 1, 2019, the original disclosures under ASC 840 are disclosed.
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
On adoption of the new standard, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. There was no impact to accumulated deficit from the adoption of ASC 842.
The new standard also provides certain accounting elections for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means that, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to represent most of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country. We determine whether an arrangement is a lease, or contains a lease, at inception.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplifies GAAP for Topic 740 by clarifying and amending existing guidance including intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The new guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance is not expected to have a significant impact on our financial results.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU will be effective for annual and interim goodwill impairment testing performed for our fiscal years beginning January 1, 2020, with early adoption permitted. The adoption of the new guidance is not expected to have a significant impact on our financial results.
The FASB issued two ASUs related to financial instruments - credit losses. The ASUs issued were: (i) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (ii) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance is not expected to have a significant impact on our financial results.

Results of Operations

The following table presents our historical consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,
	2019		2018		2017
Revenue:
Total revenue	$117,243	100%	$112,964	100%	$101,937	100%
Cost of sales:
Total cost of sales	52,964	45	51,315	45	49,955	49
Gross profit	64,279	55	61,649	55	51,982	51
Operating expenses:
Research and development	31,640	27	30,030	27	30,826	30
Selling, general and administrative	84,478	72	79,783	71	79,516	78
Total operating expenses	116,118	99	109,813	98	110,342	108
Loss from operations	(51,839)	(44)	(48,164)	(43)	(58,360)	(57)
Interest expense	(4,279)	(4)	(13,893)	(12)	(5,824)	(6)
Loss from extinguishment of debt	(12,020)	(10)	—	—	—	—
Other income, net	1,433	1	637	1	385	1
Loss before income taxes	(66,705)	(57)	(61,420)	(54)	(63,799)	(62)
Income tax benefit	1,915	2	2,407	2	3,264	3
Net loss	$(64,790)	(55)%	$(59,013)	(52)%	$(60,535)	(59)%

Revenue

We generate revenue primarily from sales of our products and services, and from grant agreements. Our product revenue consists of sales of instruments and consumables. Consumable revenues are largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to our sales of instruments as our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We also receive grants from various entities to perform research and development activities over contractually defined periods. Our license revenue is generated primarily in the United States and relates to licensing our technology to third-parties.

We sell our products to leading academic, government, pharmaceutical, biotechnology and plant and animal research laboratories worldwide.

No single customer represented more than 10% of our total revenue for 2019, 2018, or 2017. Revenue from our five largest customers was 17% of total revenue both for 2019 and 2018, and 14% for 2017, respectively.

The following table presents our revenue by source for the years ended December 31, 2019, 2018, and 2017, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,						Change
	2019		2018		2017		2019	2018
Revenue:
Instruments	$50,004	43%	$45,491	40%	$42,505	42%	10%	7%
Consumables	45,412	39	48,159	43	41,894	41	(6)%	15%
Product revenue	95,416	82%	93,650	83%	84,399	83%	2%	11%
Service revenue	21,277	18	19,314	17	17,348	17	10%	11%
Grant revenue	550	—	—	—	—	—	NA	—%
License revenue	—	—	—	—	190	—	NA	(100)%
Total revenue	$117,243	100%	$112,964	100%	$101,937	100%	4%	11%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for each year presented (in thousands):

	Year Ended December 31,						Change
	2019		2018		2017		2019	2018
Americas	$47,016	40%	$51,172	46%	$49,290	48%	(8)%	4%
EMEA	40,024	34	36,617	32	32,642	32	9%	12%
Asia-Pacific	30,203	26	25,175	22	20,005	20	20%	26%
Total revenue	$117,243	100%	$112,964	100%	$101,937	100%	4%	11%

The Americas revenue includes revenue generated in the United States of $43.4 million, $48.1 million, and $45.8 million for 2019, 2018 and 2017, respectively. Asia-Pacific revenue includes sales to customers in China of $15.4 million, $14.0 million and $11.1 million for 2019, 2018 and 2017, respectively. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the years 2019, 2018 and 2017.

The following section includes management discussion and analysis for the fiscal year ended December 31, 2019. Refer to Part I Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019, for a discussion of the comparative results for 2018 and 2017, which discussion of comparative results is incorporated by reference into this Form 10-K.

Total Revenue

Total revenue increased by $4.3 million or 4%, to $117.2 million for 2019 compared to $113.0 million for 2018, primarily attributable to increases in mass cytometry instruments, consumables and service revenue, partially offset by lower microfluidics revenue.

Americas revenues declined by 8%, due to lower instrument and consumables product revenues, partially offset by higher service and grant revenues. EMEA revenues grew 9%, driven primarily by higher instrument sales. Unfavorable foreign exchange rates had a negative 3% point impact on EMEA revenue growth. The 20% increase in Asia-Pacific revenues is due to increases in instrument sales and service revenue, partially offset by lower consumables revenue. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by less than 1% for 2019 compared to 2018.

Product Revenue

Product revenue increased by $1.8 million, or 2%, to $95.4 million for 2019 from $93.7 million in 2018 due to higher sales volumes of mass cytometry instruments and consumables, partially offset by lower average selling prices of mass cytometry instruments and lower revenues from microfluidics products.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.

Service Revenue

Service revenue increased by $2.0 million, or 10%, to $21.3 million for 2019 compared to 2018, primarily due to higher revenues from service agreements and product maintenance fees on mass cytometry products. Revenue from post-warranty service contracts are generally recognized in the year following instrument purchases.

Cost of Revenue, Gross Profit and Gross Margin

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

The following table presents our costs of product and service revenue, gross profit and gross margin for each year presented (in thousands):

	Year Ended December 31,			2019 vs. 2018 change		2018 vs. 2017 change
	2019	2018	2017
Cost of product revenue	$45,461	$44,861	$45,039	1%		—%
Cost of service revenue	7,503	6,454	4,916	16%		31%
Total cost of revenue	$52,964	$51,315	$49,955	3%		3%

Gross profit	$64,279	$61,649	$51,982	4%		19%
Gross margin	54.8%	54.6%	51.0%	0.2	ppts	3.6	ppts.
Gross margin increased by 0.2 percentage points during 2019 compared to 2018. Higher capacity utilization, as well as the impact of spreading fixed depreciation and amortization over a higher revenue base, contributed to the improvement in gross margin, partially offset by higher inventory reserves, unfavorable product mix and lower average selling price on mass cytometry products.
Gross margin increased by 3.6 percentage points during 2018 compared to 2017. The year-over-year increase in gross margin was due to favorable manufacturing capacity utilization and product mix, coupled with the impact of fixed amortization on a higher revenue base in 2018.

Operating Expenses

The following table presents our operating expenses for each year presented (in thousands):

	Year Ended December 31,			2019 vs. 2018 change	2018 vs. 2017 change
	2019	2018	2017
Research and development	$31,640	$30,030	$30,826	5%	(3)%
Selling, general and administrative	84,478	79,783	79,516	6%	—%
Total operating expenses	$116,118	$109,813	$110,342	6%	—%

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

Research and development expense increased by $1.6 million, or 5%, to $31.6 million for 2019 compared to $30.0 million for 2018. Increases included $1.7 million of new product development costs and a $0.4 million of an impairment loss related to a patent. The impact of higher headcount was largely offset by lower incentive compensation accruals.

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

Selling, general and administrative expense increased by $4.7 million, or 6%, to $84.5 million for 2019 compared to $79.8 million for 2018. Business development costs increased $1.7 million, along with a $1.4 million increase in advertising and promotional costs. We also incurred $1.3 million of severance and other costs associated with transferring certain operations from South San Francisco to Markham, Ontario. Compensation-related costs increased $0.5 million in total, reflecting an 8% increase in headcount, including several senior executives. These compensation-related cost increases were largely offset by lower accruals for incentive compensation and the absence of retention bonus expense which was recorded in 2018.

Interest Expense, Loss on Extinguishment of Debt and Other Income, Net

The following table presents these items for each year presented (in thousands):

	Year Ended December 31,			2019 vs. 2018 change	2018 vs. 2017 change
	2019	2018	2017
Interest expense	$(4,279)	$(13,893)	$(5,824)	69%	(139)%
Loss on extinguishment of debt	(12,020)	—	—	NM	NM
Other income, net	1,433	637	385	(125)%	(65)%
Total	$(14,866)	$(13,256)	$(5,439)	(12)%	(144)%

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our 2018 Notes. Following the exchange, approximately $51.3 million in aggregate principal amount of the 2014 Notes remained outstanding, together with $150.0 million in aggregate principal amount of the 2018 Notes.

In the first quarter of 2019, the 2018 Notes were converted into approximately 19.5 million shares of common stock and the 2018 Notes were retired. The decrease in interest expense in 2019 as compared to 2018 is primarily due to the retirement of this debt. We recognized a loss of $9.0 million on the conversion of 2018 Notes, which is included in loss on extinguishment of debt. This amount represents the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion.

On November 22, 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 2019 Notes. $51.8 million of the net proceeds were used to retire $50.2 million in aggregate principal amount of our 2014 Notes. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to purchase their 2014 Notes beginning in February 2021.  The private placement of the 2019 Notes, and concurrent repurchase of a portion of the 2014 Notes, had the effect of refinancing a portion of the Company’s debt under the 2014 Notes until 2024 (i.e., the maturity date of the 2019 Notes). We recognized a loss of $3.0 million on the extinguishment of the 2014 Notes, which is also included in loss on extinguishment of debt. This amount represents the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes.

Other income, net primarily consists of interest income and gains or losses on foreign exchange. Other income, net, of $1.4 million for 2019 is primarily attributable to $1.3 million of interest income, and $0.1 million of foreign exchange gains.

Income Tax Benefit
Our tax provision is generally driven by three components: (i) tax provision from our foreign operations, (ii) tax benefits from the amortization of acquisition-related intangible assets, and (iii) discrete items, such as changes in valuation allowances or adjustments upon finalization of tax returns. Depending on the relative value of these components, we can have either a tax benefit or expense for any given period.

We recorded a tax benefit of $1.9 million, or an effective tax rate benefit of 2.9%, for the year ended December 31, 2019. The tax benefit was principally due to the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, our principal sources of liquidity consisted of $21.7 million of cash and cash equivalents, and $37.0 million of short-term investments, as well as $2.1 million of restricted cash and $8.9 million of availability under our Revolving Credit Facility.

The following table presents our cash flow summary for each year presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash flow summary:
Net cash used in operating activities	$(35,210)	$(25,201)	$(24,098)
Net cash provided by (used in) investing activities	(39,301)	4,719	17,658
Net cash provided by financing activities	2,790	57,660	28,997
Net increase (decrease) in cash, cash equivalents and restricted cash	(71,665)	37,345	23,011

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products and services, and license agreements and grants. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally.

Net cash used in operating activities in 2019 was $35.2 million and consisted of net loss of $64.8 million less non-cash adjustments of $42.8 million, and a net increase in assets and liabilities of $13.2 million. Non-cash items primarily included a loss on extinguishment of debt of $12.0 million, amortization of developed technology of $11.2 million, stock-based compensation expense of $11.4 million, amortization of debt discounts and issuance costs of $1.9 million, depreciation and amortization of $4.6 million, and an intangible asset impairment loss of $0.4 million. The net increase in assets and liabilities was primarily due to lower accrued liabilities for retention bonuses and other variable compensation.

Net cash used in operating activities in 2018 was $25.2 million and consisted of net loss of $59.0 million less non-cash adjustments of $37.3 million, and a net increase in assets and liabilities of $3.5 million. Non-cash items primarily included amortization of developed technology of $11.2 million, stock-based compensation expense of $11.0 million, and depreciation and amortization of $5.4 million. The net increase in assets and liabilities was primarily due to lower accrued liabilities for retention bonuses.

Net cash used in operating activities in 2017 was $24.1 million and consisted of net loss of $60.5 million less non-cash adjustments of $27.7 million, and a net reduction in assets and liabilities of $8.8 million. Non-cash items primarily included amortization of developed technology of $11.2 million, stock-based compensation of $9.1 million and depreciation and amortization of $7.4 million. The net change in assets and liabilities was primarily driven by a decrease in inventory, an increase in deferred revenue, an increase in other liabilities and a decrease in prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures to improve manufacturing efficiencies and strengthen information technology and network security, as well as capital expenditures incurred in moving our corporate headquarters in 2020. However, we may choose to decrease or defer certain capital expenditures and development activities, while further optimizing our organization.

Net cash used in investing activities in 2019 was $39.3 million, which included purchases of investments of $62.4 million offset by proceeds from sales and maturities of investments of $25.6 million, and capital expenditures of $2.5 million to support our business and manufacturing operations.

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

Net Cash Provided by Financing Activities

We generated cash from financing activities of $2.8 million during 2019. $51.8 million of proceeds from a new $55.0 million debt issuance were used to retire 2014 Notes, as discussed below in more detail. Payments of debt and equity issuance costs of $1.9 million were partially offset by cash inflows from equity programs. We generated cash from financing activities of $57.7 million during 2018. Approximately $59.5 million was generated from a public offering of our common stock. The remainder reflects the proceeds from stock option exercises and ESPP purchases, offset by debt and equity issuance costs and payments of taxes for the net settlement of equity awards. We generated cash from financing activities of $29.0 million during 2017, primarily due to a public equity offering.

Capital Resources

At December 31, 2019 and December 31, 2018, our working capital, excluding deferred revenues and restricted cash, was $74.0 million and $101.0 million, respectively, including cash and cash equivalents of $21.7 million and $95.4 million, respectively, and short-term investments of $37.0 million and nil, respectively.

In February 2014, we closed an underwritten public offering of $201.3 million in aggregate principal amount of our 2014 Notes.  In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of 2018 Notes. Following the exchange transactions, approximately $51.3 million in aggregate principal amount of 2014 Notes remained outstanding.

In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified trustee U.S. Bank National Association of our intention to exercise our issuer’s conversion option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into approximately 19.5 million shares of our common stock and the 2018 Notes were retired.

In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds was used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding. The remaining cash proceeds from the issuance of the 2019 Notes will be used for general corporate purposes. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to purchase their 2014 Notes beginning in February 2021.  The private placement of the 2019 Notes, and concurrent repurchase of a portion of the 2014 Notes, had the effect of refinancing a portion of the Company’s outstanding debt under the 2014 Notes to December 2024.

The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year, beginning on June 1, 2020. The Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest.

The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2021 to December 1, 2022, if the price of the Company’s common stock has equaled or exceeded 150% of the Conversion Price (as defined in the indenture, currently $2.90, subject to adjustment) for a specified number of days (Issuer’s Conversion Option), we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of the Company, determined in accordance with the terms of the indenture. On or after December 1, 2022, if the price of the Company’s common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days, we may, at its option, elect to convert the 2019 Notes in whole but not in part into shares of the Company, determined in accordance with the terms of the indenture.

The foregoing summaries of the 2014 Notes, the 2018 Notes, the 2019 Notes and the exchange transactions completed in March 2018 and November 2019 are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the SEC.

On August 2, 2018, we entered into a Revolving Credit Facility with Silicon Valley Bank, which matures on August 2, 2020. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of December 31, 2019, total availability under the Revolving Credit Facility was $8.9 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 6 to our consolidated financial statements for more information about the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt obligations	$70,957	$2,917	$5,835	$60,835	$1,370
Commenced operating lease obligations, net	6,813	1,926	2,322	1,474	1,091
Future operating lease obligations (1)	61,101	2,727	11,030	11,816	35,528
Purchase obligations	2,239	2,239	—	—	—
Total	$141,110	$9,809	$19,187	$74,125	$37,989
(1) This relates to a new lease agreement signed during 2019 for our new corporate headquarters that will begin in the first quarter of 2020.
Debt obligations include the principal amount of the Notes and interest payments to be made under the Notes. Although the 2014 and 2019 Notes mature in 2034 and 2024, respectively, they can be converted into shares of our common stock prior to maturity if certain conditions are met. See Note 6 to our consolidated financial statements for additional information regarding the terms of the Notes.
Our commenced operating lease obligations, net of sublease income, relate to leases for our current corporate headquarters and leases for manufacturing and office space for our foreign subsidiaries. Purchase obligations consist of contractual and legally binding commitments to purchase goods and services.
We currently lease facilities and equipment under non-cancellable lease agreements expiring at various times through 2027. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $6.1 million, $5.0 million, and $4.7 million for 2019, 2018, and 2017, respectively.
In December 2019, we entered into a Sales and Purchase Agreement with the shareholders of InstruNor AS, a privately held Norwegian company (InstruNor), to purchase all of the outstanding shares of InstruNor. The purchase price was approximately $5.2 million in cash and 485,451 shares of our stock, with a fair value of $2.0 million, based on the closing price of our stock on the closing date. The transaction closed in January 2020.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the year ended December 31, 2019, we had a foreign currency gain of $0.1 million compared to a foreign exchange loss of $0.1 million in the prior year. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $21.7 million as of December 31, 2019. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We also held $37.0 million of investments in treasury securities at December 31, 2019. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Fluidigm Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fluidigm Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

2018 Senior Convertible Notes - Estimation of Fair Value of Debt Upon Retirement

As described in Notes 2 and 6 to the consolidated financial statements, in the first quarter of 2019 the Company converted $150 million of the 2018 Senior Convertible Notes into 19.5 million shares of its common stock, which resulted in the recording of a $9 million loss, representing the difference between the fair value of the notes retired and their carrying cost. Management determined the fair value of the convertible notes using valuation techniques that require management to make assumptions related to the implied discount rate.

The principal considerations for our determination that performing procedures relating to the 2018 Senior Convertible Notes - estimation of fair value of debt upon retirement is a critical audit matter are there was significant auditor effort in performing procedures and evaluating the implied discount rate assumption used by management in determining the fair value of the convertible notes. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the convertible notes, including controls over the development of the assumptions related to the implied discount rate. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the implied discount rate, and comparison of this independent estimate to management’s assumption.

/s/PricewaterhouseCoopers LLP

San Jose, California
February 27, 2020

We have served as the Company’s auditor since 2015.

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$21,661	$95,401
Short-term investments	36,978	—
Accounts receivable (net of allowances of $6 and $126, at December 31, 2019 and 2018, respectively)	18,981	16,651
Inventories	13,884	13,003
Prepaid expenses and other current assets	4,592	2,051
Total current assets	96,096	127,106
Property and equipment, net	8,056	8,825
Operating lease right-of-use asset, net	4,860	—
Other non-current assets	5,492	6,208
Developed technology, net	46,200	57,400
Goodwill	104,108	104,108
Total assets	$264,812	$303,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,510	$4,027
Accrued compensation and related benefits	5,160	14,470
Operating lease liabilities, current	1,833	—
Other accrued liabilities	7,515	7,621
Deferred revenue, current	11,803	11,464
Total current liabilities	32,821	37,582
Convertible notes, net	53,821	172,058
Deferred tax liability	11,494	13,714
Operating lease liabilities, non-current	4,323	—
Deferred revenue, non-current	8,168	6,327
Other non-current liabilities	573	1,850
Total liabilities	111,200	231,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2019 or 2018	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2019 and 2018; 69,956 and 49,338 shares issued and outstanding at December 31, 2019 and 2018, respectively	70	49
Additional paid-in capital	777,765	631,605
Accumulated other comprehensive loss	(582)	(687)
Accumulated deficit	(623,641)	(558,851)
Total stockholders’ equity	153,612	72,116
Total liabilities and stockholders’ equity	$264,812	$303,647
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product revenue	$95,416	$93,650	$84,399
Service revenue	21,277	19,314	17,348
Grant revenue	550	—	—
License revenue	—	—	190
Total revenue	117,243	112,964	101,937
Cost of sales:
Cost of product revenue	45,461	44,861	45,039
Cost of service revenue	7,503	6,454	4,916
Total cost of sales	52,964	51,315	49,955
Gross profit	64,279	61,649	51,982
Operating expenses:
Research and development	31,640	30,030	30,826
Selling, general and administrative	84,478	79,783	79,516
Total operating expenses	116,118	109,813	110,342
Loss from operations	(51,839)	(48,164)	(58,360)
Interest expense	(4,279)	(13,893)	(5,824)
Loss from extinguishment of debt	(12,020)	—	—
Other income, net	1,433	637	385
Loss before income taxes	(66,705)	(61,420)	(63,799)
Income tax benefit	1,915	2,407	3,264
Net loss	(64,790)	(59,013)	(60,535)
Net loss per share, basic and diluted	$(0.97)	$(1.49)	$(1.84)
Shares used in computing net loss per share, basic and diluted	66,779	39,652	32,980

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(64,790)	$(59,013)	$(60,535)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	69	(112)	183
Net change in unrealized gain (loss) on investments	36	(1)	3
Other comprehensive income (loss), net of tax	105	(113)	186
Comprehensive loss	$(64,685)	$(59,126)	$(60,349)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	29,208	$29	$493,441	$(760)	$(439,477)	$53,233
At-the-market offering	9,091	9	28,793	—	—	28,802
Issuance of restricted stock, net of shares withheld for taxes, and other	413	1	(166)	—	—	(165)
Issuance of common stock from option exercises	25	—	100	—	—	100
Issuance of common stock under ESPP	50	—	222	—	—	222
Cumulative-effect of new accounting standard for Topic 718 Stock Compensation	—	—	184	—	(184)	—
Stock-based compensation expense	—	—	9,092	—	—	9,092
Net loss	—	—	—	—	(60,535)	(60,535)
Other comprehensive income (loss), net of taxes	—	—	—	186	—	186
Balance at December 31, 2017	38,787	39	531,666	(574)	(500,196)	30,935
Market offering	9,373	9	59,084	—	—	59,093
Issuance of restricted stock, net of shares withheld for taxes, and other	886	1	(379)	—	—	(378)
Issuance of common stock from option exercises	40	—	208	—	—	208
Issuance of common stock under ESPP	252	—	1,203	—	—	1,203
Conversion option on convertible debt			29,357			29,357
Conversion cost related to conversion option on convertible debt	—	—	(557)	—	—	(557)
Cumulative-effect on new accounting standards for Topic 606 Revenue	—	—	—	—	358	358
Stock-based compensation expense			11,023	—		11,023
Net loss	—	—	—	—	(59,013)	(59,013)
Other comprehensive income (loss), net of taxes	—	—	—	(113)	—	(113)
Balance at December 31, 2018	49,338	49	631,605	(687)	(558,851)	72,116
Issuance of common stock on bond conversion	19,460	19	133,280	—	—	133,299
Issuance of restricted stock, net of shares withheld for taxes, and other	666	1	(601)	—	—	(600)
Issuance of common stock from option exercises	195	—	1,058	—	—	1,058
Issuance of common stock under ESPP	297	1	1,074	—	—	1,075
Stock-based compensation expense		—	11,349	—	—	11,349
Net loss	—	—	—	—	(64,790)	(64,790)
Other comprehensive income (loss), net of taxes	—	—	—	105	—	105
Balance at December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(64,790)	$(59,013)	$(60,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,605	5,372	7,409
Stock-based compensation expense	11,393	11,023	9,092
Amortization of developed technology	11,200	11,200	11,200
Amortization of debt discounts, premiums and issuance costs	1,936	8,379	287
Impairment of intangible	443	—	—
Loss on extinguishment of debt	12,020	—	—
Loss on disposal of property and equipment	89	141	135
Increase in inventory reserves, net	1,449	1,026	434
Other non-cash items	(316)	175	(890)
Changes in assets and liabilities:
Accounts receivable, net	(2,075)	(1,788)	(554)
Inventories	(2,689)	462	4,162
Prepaid expenses and other assets	(1,400)	178	1,583
Accounts payable	2,145	(294)	585
Deferred revenue	2,129	2,574	1,636
Other liabilities	(11,349)	(4,636)	1,358
Net cash used in operating activities	(35,210)	(25,201)	(24,098)
Investing activities
Purchases of investments	(62,370)	(1,450)	(6,276)
Proceeds from maturities of investments	25,600	6,541	25,550
Purchases of intangible assets	—	—	(50)
Purchases of property and equipment	(2,531)	(372)	(1,566)
Net cash provided by (used in) investing activities	(39,301)	4,719	17,658
Financing activities
Proceeds from issuance of common stock	—	59,469	28,793
Proceeds from debt issuance	55,000	—	—
Repayment of long-term debt	(51,826)	—	—
Payments of debt and equity issuance cost	(1,888)	(2,862)	—
Proceeds from exercise of stock options	1,058	208	100
Proceeds from stock issuance from ESPP	1,075	1,203	222
Payments for taxes related to net share settlement of equity awards and other	(629)	(358)	(118)
Net cash provided by financing activities	2,790	57,660	28,997
Effect of foreign exchange rate fluctuations on cash and cash equivalents	56	167	454
Net increase (decrease) in cash, cash equivalents and restricted cash	(71,665)	37,345	23,011
Cash, cash equivalents and restricted cash at beginning of period	95,401	58,056	35,045
Cash, cash equivalents and restricted cash at end of period	$23,736	$95,401	$58,056
Supplemental disclosures of cash flow information
Cash paid for interest	$3,542	$5,534	$5,534
Cash paid for income taxes, net of refunds	$205	$321	$245
Unpaid debt and equity issuance costs	$534	$375	$—
Asset retirement obligations	$312	$314	$203

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
1. Description of Business

Fluidigm Corporation (the Company, we, our or us) creates, manufactures, and markets technologies and tools for life sciences research, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including integrated fluidic circuits (IFC), assays, and reagents. Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We sell our instruments, consumables and services to academic institutions, clinical research laboratories, and contract research organizations, as well as biopharmaceutical, biotechnology, and agricultural biotechnology companies. The Company was formerly known as Mycometrix Corporation and changed its name to Fluidigm Corporation in April 2001. Fluidigm Corporation was founded in 1999 and is headquartered in South San Francisco, California.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly-owned subsidiaries. As of December 31, 2019, we had wholly-owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, and Germany. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

We adopted ASC 606 Revenue from Contracts with Customers on January 1, 2018 and all the related amendments using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The comparative information for 2017 has not been recast and continues to be reported under the accounting standards in effect for that period.

We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, including IFCs, assays and reagents. Service revenue is derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. We receive grants from various entities to perform research and development activities over contractually defined periods. Revenue is generally recognized provided that the conditions under which the grants were provided have been met and any remaining performance obligations are perfunctory. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities.

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

Service Revenue

We recognize revenue from repairs, maintenance, installation, training and other specialized product support services at the point in time the work is completed. Installation and training services are generally billed in advance of service. Repairs and other services are generally billed at the point the work is completed.

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

Contract Costs

Incremental sales commission costs incurred to obtain instrument service contracts are capitalized and amortized to selling, general and administrative expense over the life of the contract, which is generally one to three years. As a practical expedient, we expense sales commissions associated with product support services that are delivered in less than one year as they are incurred. Sales commissions associated with the sale of products are expensed as they are incurred. To date, capitalized contract costs have been immaterial.

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

Investments

Short-term investments are comprised of notes from government-sponsored agencies that mature within one year. All investments are recorded at estimated fair value. Any unrealized gains and losses from investments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. We evaluate our investments to assess whether investments with unrealized loss positions are other-than-temporarily impaired. An investment is considered to be other-than-temporarily impaired if the impairment is related to deterioration in credit risk or if it is likely that we will sell the securities before the recovery of their cost basis. No investment has been assessed as other than temporarily impaired, and realized gains and losses were immaterial during the years presented. The cost of securities sold, or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific-identification method.

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

We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2019, 2018, or 2017, and no single customer represented more than 10% of total accounts receivable at December 31, 2019, 2018, or 2017.

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

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Accumulated depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The estimated useful lives of our property and equipment are generally as follows: computer equipment and software, three to four years; laboratory and manufacturing equipment, two to five years; and office furniture and fixtures, five years.

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $3.6 million, $4.2 million, and $5.9 million, respectively.

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

Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge include, but are not limited to, declines in our stock price or market capitalization, declines in our market share or revenues, and an increase in our losses, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.

In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceed its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. We did not recognize any impairment of goodwill for any of the periods presented herein.

We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. In the fourth quarter of 2019, we recognized an impairment charge of $0.4 million on patents and licenses that are not used in current products and are not expected to be used in future product offerings.

Convertible Notes

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million, which was recorded in additional paid-in-capital and reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes was amortized over the expected term of the 2018 N otes, using the effective interest method through the first note holder put date, of February 6, 2023. In the first quarter of 2019, the 2018 Notes were converted into 19.5 million shares of our common stock and the 2018 Notes were retired. We recorded a loss of $9.0 million on the retirement of the 2018 Notes. We have determined the fair value of the 2018 Notes using valuation techniques that require us to make assumptions related to the implied discount rate.

In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). The majority of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding. We recorded a loss of $3.0 million on the extinguishment of the 2014 Notes. This amount represents the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes, including unamortized debt issuance costs.

As the 2019 Notes do not provide for a cash conversion feature, the 2019 Notes are recorded for as debt in their entirety in accordance with ASC 470. For the 2014, 2018 and 2019 Notes, offering-related costs, including underwriting costs, were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.

See Note 6 for a detailed discussion of the accounting treatment of the transactions and additional information.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, restricted cash, investments, accounts receivable, and accounts payable generally have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2019 and 2018. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 8. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Advertising Costs

We expense advertising costs as incurred. We incurred advertising costs of $3.4 million, $2.2 million and $1.8 million during 2019, 2018, and 2017, respectively.

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

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2017	$(575)	$1	$(574)
Change during the year	(112)	(1)	(113)
Ending balance at December 31, 2018	(687)	—	(687)
Change during the year	69	36	105
Ending balance at December 31, 2019	$(618)	$36	$(582)

Immaterial amounts of unrealized gains and losses have been reclassified into the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017.

Net Loss per Share

Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted stock units, performance share units, and stock options to purchase our common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	December 31,
	2019	2018	2017
Stock options, restricted stock units and performance awards	5,189	4,354	3,501
2019 Convertible Notes	18,966	—	—
2019 Convertible Notes potential make-whole shares	3,182	—	—
2018 Convertible Notes	—	19,035	—
2018 Convertible Notes potential make-whole shares	—	757	—
2014 Convertible Notes	19	916	3,598
Total	27,356	25,062	7,099

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
On adoption, we recognized $9.2 million of lease liabilities, based on the present value of the current minimum lease payments, discounted using our collateralized incremental borrowing rate, with corresponding ROU assets of $7.4 million. The difference between the initial lease liability and ROU asset is attributable to deferred rent. There was no impact to accumulated deficit from the adoption of ASC 842.
The new standard also provides certain accounting elections for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means that, for those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We also elected to not separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to represent most of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country. We determine whether an arrangement is a lease, or contains a lease, at inception.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplifies GAAP for Topic 740 by clarifying and amending existing guidance including intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The new guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance is not expected to have a significant impact on our financial results.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU will be effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020, with early adoption permitted. The adoption of the new guidance is not expected to have a significant impact on our financial results.
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (2) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance is not expected to have a significant impact on our financial results.

3. Revenue
Disaggregation of Revenue
The following table presents our revenue for the year ended December 31, 2019, 2018, and 2017, respectively, based on geographic area and by source (in thousands):

	Year Ended December 31,
	2019	2018	2017
Geographic Markets:
Americas	$47,016	$51,172	$49,290
EMEA	40,024	36,617	32,642
Asia-Pacific	30,203	25,175	20,005
Total	$117,243	$112,964	$101,937

	Year Ended December 31,
	2019	2018	2017
Source:
Instruments	$50,004	$45,491	$42,505
Consumables	45,412	48,159	41,894
Product revenue	95,416	93,650	84,399
Services	21,277	19,314	17,348
Grant	550	—	—
License	—	—	190
Total	$117,243	$112,964	$101,937

Performance Obligations

We reported $17.8 million of deferred revenue on our December 31, 2018 consolidated balance sheet. During the twelve months ended December 31, 2019, $10.7 million of the opening balance was recognized as revenue and $12.9 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At December 31, 2019, we reported $20.0 million of deferred revenue.

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at December 31, 2019 (in thousands):

Fiscal Year	Expected Revenue (1)
2020	$10,733
2021	6,403
2022	3,516
Thereafter	2,081
Total	$22,733
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

4. Goodwill and Intangible Assets, net

In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million. Intangible assets include developed technology related to the DVS acquisition and other intangible assets are included in other non-current assets.
Intangible assets, net, were as follows (in thousands):

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(65,800)	$46,200	10.0 years
Patents and licenses	$11,274	$(8,342)	$2,932	7.8 years

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(54,600)	$57,400	10.0 years
Patents and licenses	$11,274	$(6,861)	$4,413	7.8 years

In the fourth quarter of 2019, we concluded that one of our patents and licenses was impaired and reduced its carrying value to zero, recognizing a charge of $0.4 million, which is reflected in accumulated amortization. Total amortization expense for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was $12.2 million, $12.3 million and $12.4 million, respectively.

Based on the carrying value of intangible assets, net, as of December 31, 2019, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2020	$11,200	$916	$12,116
2021	11,200	761	11,961
2022	11,200	677	11,877
2023	11,200	571	11,771
2024	1,400	7	1,407
Thereafter	—	—	—
Total	$46,200	$2,932	$49,132

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$21,661	$95,401
Restricted cash	2,075	—
Total cash, cash equivalents and restricted cash	$23,736	$95,401

Short-term restricted cash of approximately $1.1 million is included in prepaid expenses and other current assets, and $1.0 million of non-current restricted cash is included in other non-current assets in the consolidated balance sheet.

Inventories

Inventories consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Raw materials	$6,133	$5,996
Work-in-process	659	650
Finished goods	7,092	6,357
Total inventories	$13,884	$13,003

Property and Equipment, net

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$3,997	$4,201
Laboratory and manufacturing equipment	19,325	18,780
Leasehold improvements	7,788	7,173
Office furniture and fixtures	1,824	1,506
Property and equipment, gross	32,934	31,660
Less accumulated depreciation and amortization	(24,954)	(22,855)
Construction-in-progress	76	20
Property and equipment, net	$8,056	$8,825

Warranties

Activity for our warranty accrual for the years ended December 31, 2019 and 2018, which are included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$863	$699
Accrual for current period warranties	1,386	1,573
Warranty costs incurred	(859)	(1,409)
Ending balance	$1,390	$863

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

In February 2014, we received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is 3.0%.

We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, below discussed. As of December 31, 2019, there is $1.1 million aggregate principal of the 2014 Notes outstanding.

2018 Senior Convertible Notes (2018 Notes)

In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for 2018 Notes, leaving $51.3 million of aggregate principal amount of 2014 Notes outstanding. As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value was being amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023.

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

The 2018 Notes accrued interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. The 2018 Notes matured on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes was 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events. Those certain specified events included holders who convert their 2018 Notes voluntarily prior to our exercise of the issuer's conversion option described below or in connection with a make-whole fundamental change prior to February 6, 2023, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes. Any time prior to the maturity of the 2018 Notes, we could convert the 2018 Notes, in whole but not in part, into cash, shares of our common stock, or combination thereof, if the closing price of our common stock equaled or exceeded 110% of the conversion price then in effect for a specified number of days. On or after February 6, 2022, we could elect to redeem all or any portion of the 2018 Notes at a redemption price equal to 100% of the accreted principal amount of the 2018 Notes on the redemption date of the 2018 Notes, plus accrued and unpaid interest.

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

Offering-related costs for the 2018 Notes were approximately $2.8 million. Offering-related costs of $2.2 million were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2018 Notes, and were being amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023. The effective interest rate on the 2018 Notes was 12.3%.

Offering-related costs of $0.6 million were accounted for as equity issuance costs, recorded as an offset to additional paid-in capital, and were not subject to amortization. Offering-related costs were allocated between debt and equity in the same proportion as the allocation of the 2018 Notes between debt and equity.

In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified trustee U.S. Bank National Association of our intention to exercise our issuer’s conversion option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the bonds were retired. We recognized a loss of $9.0 million on the retirement of the 2018 Notes, which represents the difference between the fair value of the bonds retired and their carrying costs. The net impact on equity was $133.3 million and represents the fair value of the bonds retired.
2019 Senior Convertible Notes (2019 Notes)
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. Offering related costs were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2019 Notes and are being amortized over the expected term of the 2019 Notes using the effective interest method. The effective interest rate on the 2019 Notes is 6.2%.
$51.8 million of the proceeds of the 2019 Notes was used to retire $50.2 million aggregate principal amount of our 2014 Notes. We accounted for the transaction as an extinguishment of debt due to the significance of the change in value of the embedded conversion option, resulting in a $3.0 million loss. The loss on extinguishment of debt was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2019 Notes) and the net carrying value of the 2014 Notes exchanged.

The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year, beginning on June 1, 2020. The Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the Notes is 344.8276 shares of the C ompany’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to our exercise of the Issuer’s Conversion Option or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest.

The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2021 to December 1, 2022, if the price of the Company’s common stock has equaled or exceeded 150% of the Conversion Price then in effect for a specified number of days (Issuer’s Conversion Option), we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of the Company, determined in accordance with the terms of the indenture. On or after December 1, 2022, if the price of the Company’s common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days, we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of the Company, determined in accordance with the terms of the indenture.

Offering-related costs for the 2019 Notes were approximately $2.3 million and were capitalized as debt issuance costs, recorded as an offset to the carrying value of the 2019 Notes, and are being be amortized over the expected term of the 2019 Notes using the effective interest method through the maturity date of December 1, 2024.

The carrying values of the components of the 2014 Notes, 2018 Notes and 2019 Notes are as follows (in thousands):

	December 31,
	2019	2018
2.75% 2014 Notes due 2034
Principal amount	$1,079	$51,250
Unamortized debt discount	(18)	(1,232)
Unamortized debt issuance cost	(4)	(224)
	$1,057	$49,794
2.75% 2018 Notes due 2034
Principal amount	$—	$149,999
Premium accretion	—	3,755
Unamortized debt discount	—	(29,558)
Unamortized debt issuance cost	—	(1,932)
	$—	$122,264
5.25% 2019 Notes due 2024
Principal amount	$55,000	$—
Unamortized debt issuance cost	(2,236)	—
	$52,764	$—
Net carrying value of all Notes	$53,821	$172,058

2018 Revolving Credit Facility

On August 2, 2018, we entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this borrowing base, we may make and repay borrowings from time to time until the maturity of the revolving credit facility. The borrowing base as of December 31, 2019 under the revolving credit facility was $8.9 million. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2019.

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

We incurred approximately $335,000 of debt issuance costs in connection with the facility, including $225,000 in commitment fees. Half of the commitment fee was paid at the inception of the facility and the remainder was paid on August 2, 2019. Debt issuance costs were capitalized and are being amortized to interest expense over the life of the Revolving Credit Facility.

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

We were in compliance with all the terms and conditions of the Revolving Credit Facility at December 31, 2019.

7. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to eight years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Operating lease right-of-use assets, net, consisted of the following (in thousands):

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net
Operating lease right-of-use buildings	$6,234	$(1,618)	$4,616
Operating lease right-of-use equipment	69	(34)	35
Operating lease right-of-use vehicles	355	(146)	209
Total	$6,658	$(1,798)	$4,860

In the first half of 2019, we entered into a new operating lease for our corporate headquarters in South San Francisco, California, which is expected to commence in March 2020. The lease term is approximately 10 years. Future minimum lease payments over the life of the lease are expected to be approximately $61.1 million.
The components of lease expense were:

(in thousands)	Twelve months ended December 31, 2019
Operating lease cost (including variable costs)	$6,093
Variable costs including non-lease component	$2,624

Supplemental information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
Operating cash flows from operating leases	$4,008

December 31, 2019
Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	5.0%

Future minimum lease payments and minimum sublease income under commenced non-cancelable operating leases, which are as of December 31, 2019 as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Minimum Sublease Income	Net Amount
2020	$2,058	$(132)	$1,926
2021	1,371	—	1,371
2022	951	—	951
2023	733	—	733
2024	741	—	741
Thereafter	1,091	—	1,091
Total future minimum payments (income)	$6,945	$(132)	$6,813
Less: imputed interest	(789)
Total	$6,156

December 31, 2019
Operating lease liabilities, current	$1,833
Operating lease liabilities, non-current	4,323
Total	$6,156

Disclosures related to periods prior to adoption of ASC 842
Operating lease rent expense, net of amortization of lease incentives and sublease income was $5.0 million and $4.7 million for the twelve months ended December 31, 2018 and 2017, respectively, for the comparative prior years before the adoption of ASC 842.

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

8. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash	$16,614	$—	$—	$16,614	$16,614	$—	$—
Cash-restricted	2,075	—	—	2,075	—	—	2,075
Total cash	$18,689	$—	$—	$18,689	$16,614	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$5,047	$—	$—	$5,047	$5,047	$—	$—
U.S. treasury securities	36,942	36	—	36,978	—	36,978	—
Subtotal	$41,989	$36	$—	$42,025	$5,047	$36,978	$—
Total	$60,678	$36	$—	$60,714	$21,661	$36,978	$2,075

		December 31, 2018
		Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities
Assets:
Cash		$17,685	$—	$—	$17,685	$17,685	$—
Available-for-sale:
Level I:
Money market funds		$77,716	$—	$—	$77,716	$77,716	$—
U.S. treasury securities		—	—	—	—	—	—
Subtotal		$77,716	$—	$—	$77,716	$77,716	$—
Total		$95,401	$—	$—	$95,401	$95,401	$—

There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the years ended December 31, 2019, and 2018.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2019, 2018, and 2017. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
Convertible Notes
For 2018, the estimated fair value of the 2014 and 2018 Notes was based on a market approach and represents a Level II valuation. When determining the estimated fair value of our long-term debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk. In 2019, we significantly reduced the amount of our debt outstanding. As a result, these securities are not traded frequently, so it is difficult to estimate a reliable and accurate market price and represent Level III valuations. A fair value for these assets cannot be determined by using readily observable inputs or measures, such as market prices or models. Fair values were estimated using pricing models and risk-adjusted value ranges.

The following table summarizes the par value, carrying value and the estimated fair value of the 2014, 2018 and 2019 Notes at December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019			December 31, 2018
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$1,079	$1,057	$1,122	$51,250	$49,794	$43,665
2018 Notes	—	—	—	149,999	122,264	171,843
2019 Notes	55,000	52,764	73,975	—	—	—
Total	$56,079	$53,821	$75,097	$201,249	$172,058	$215,508

9. Shareholders' Equity
Conversion of 2018 Notes
In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 6). As a result of this issuance of our common stock, we recorded a total of $133.3 million of equity, which is equivalent to the fair value of the bonds retired.

2018 Market Offering

On December 14, 2018, we closed on an underwritten public offering of 9,372,500 shares our common stock, $0.001 par value. The common stock was sold at a price to the public of $6.75 per share, for aggregate gross proceeds of approximately $63.3 million, from our existing shelf registration statement. Net proceeds from the offering were approximately $59.1 million after deducting underwriting discounts and commissions of $3.8 million and the $0.4 million of estimated expenses of the offering. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, capital expenditures and continued research and development with respect to products and technologies, and to fund possible investments in or acquisitions of complementary businesses, products, or technologies.

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

At December 31, 2019, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2009 Equity Incentive Plan	28	—	—
2011 Equity Incentive Plan	1,769	2,829	5,312
DVS Sciences Inc. 2010 Equity Incentive Plan	23	—	—
2017 Inducement Award Plan	207	332	—
2017 Employee Stock Purchase Plan	—	—	401
	2,027	3,161	5,713

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
2017 Inducement Award Plan
On January 5, 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (Inducement Plan) and reserved 2 million shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards and its terms are substantially similar to the 2011 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously our employees or non-employee members of our board of directors (or following such individual's bona fide period of non-employment), as an inducement material to the individual's entry into employment with us or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules. In June 2019, concurrently with the increase in shares available for grant under the 2011 Plan, the Inducement Plan was terminated such that no further grants could be made thereunder. Options granted and shares issued under the Inducement Plan that were outstanding when the Inducement Plan was terminated remain outstanding subject to their terms and the terms of the Inducement Plan.
Valuation and Expense Information
We use the Black-Scholes option-pricing model to estimate the fair value of stock options granted under our equity incentive plans. The weighted average assumptions used to estimate the fair value were as follows:

	Year Ended December 31,
	2019	2018	2017
Stock options:
Weighted average expected volatility	69.5%	68.4%	65.0%
Weighted average expected term	4.3 years	4.7 years	4.2 years
Weighted average risk-free interest rate	1.9%	2.7%	1.7%
Dividend yield	—	—	—
Weighted-average fair value per share	$7.17	$3.45	$2.97

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
Activity under the 2011 Plan, the 2009 Plan, the 1999 Plan, and the Inducement Plan is as follows:

Restricted Stock Units:

	Number of Units (in 000's)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2016	1,065	$15.31
RSU granted	916	$5.73
RSU released	(445)	$15.57
RSU forfeited	(368)	$13.11
Balance at December 31, 2017	1,168	$8.55
RSU granted	1,822	$5.98
RSU released	(945)	$9.63
RSU forfeited	(233)	$8.50
Balance at December 31, 2018	1,812	$7.09
RSU granted	1,808	$8.08
RSU released	(730)	$8.06
RSU forfeited	(339)	$7.80
Balance at December 31, 2019	2,551	$7.43

The total intrinsic value of RSUs vested and released during the year ended December 31, 2019, 2018 and 2017 were approximately $5.8 million, $6.8 million and $2.3 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2019, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $15.9 million. We expect to recognize those costs over a weighted average period of 3.1 years.

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

Stock Options:

	Number of Options (000's)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000's)
Balance at December 31, 2016	3,560	$16.62	6.8
Options granted	1,364	$5.61
Options exercised	(25)	$4.07		$42
Option forfeited	(2,735)	$16.33
Balance at December 31, 2017	2,164	$10.41	6.6
Options granted	758	$6.05
Options exercised	(40)	$5.24		$81
Option forfeited	(497)	$16.09
Balance at December 31, 2018	2,385	$7.56	7.8
Options granted	50	$13.08
Options exercised	(197)	$5.43		$1,198
Option forfeited	(211)	$8.73
Balance at December 31, 2019	2,027	$7.78	6.8	$81
Vested at December 31, 2019	1,357	$8.61	6.2	$69
Unvested awards at December 31, 2019	670	$6.08	8.0	$12

(1)
Aggregate intrinsic value as of December 31, 2019 was calculated as the difference between the closing price per share of our common stock on the last trading day of 2019, which was $3.48, and the exercise price of the options, multiplied by the number of in-the-money options.

As of December 31, 2019, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $2.2 million. We expect to recognize those costs over a weighted average period of 1.8 years.
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

Performance-based Awards
Performance Stock Units with Market Conditions

During the twelve months ended December 31, 2019 and 2018, we granted performance stock units to certain executive officers and senior level employees. The number of performance stock units ultimately earned under these awards is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the applicable three-year performance period. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.

Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition are reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date.
Activity under the performance stock units is as follows:

	Number of Units (in 000's)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2017	—	$—
PSU granted	167	$10.09
PSU released	—	—
PSU forfeited	(12)	$10.09
Balance at December 31, 2018	155	$10.09
PSU granted	401	$16.90
PSU released	—	$—
PSU forfeited	(9)	$10.09
Balance at December 31, 2019	547	$15.09

As of December 31, 2019, the unrecognized compensation costs related to these awards were $5.5 million. We expect to recognize those costs over a weighted average period of 2.0 years.
Performance Stock Units with Performance Conditions
During 2019, we also granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on achieving certain discrete operational milestones between September 30, 2019 and December 31, 2020. Activity under these performance stock units is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2018	—	$—
PSU granted	68	$7.05
PSU released	(4)	$7.05
PSU forfeited	—	$—
Balance at December 31, 2019	64	$7.05

2017 Employee Stock Purchase Plan
On August 1, 2017, our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP) at the annual meeting of stockholders. Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our first ESPP offering period began on October 1, 2017 with a shorter offering period ending on November 30, 2017.
Prior to June 2019, our ESPP program had a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees were eligible to participate through payroll deductions of up to 10% of their compensation. The purchase price at which shares were sold under the ESPP was 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period.
Effective in June 2019, our ESPP program was amended to offer a twelve-month offering period with two six-month purchase periods beginning on each of May 31 and November 30. Employees are eligible under the amended program to participate through payroll deductions of up to 15% of their compensation. Employees may not purchase more than $25 thousand of stock for any calendar year.
Under the updated program, the purchase price at which shares are sold for the first purchase period is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the first purchase period. For the second purchase period, the purchase price at which shares are sold is 85% of the lower of the fair market value of the common stock on the first day of the offering period and the last day of the offering period. In the event the fair market value of the common stock at the beginning of the second purchase period is less than the fair market value on the beginning of the offering period, the purchase price for the second offering period is reset to 85% of the lower of the fair value of the common stock at the beginning of the second purchase period and last day of the offering period.
The offering period of June 1, 2019 to May 31, 2020 has two purchase periods, with one ending November 30, 2019 and the other May 31, 2020. As the fair market value of the common stock at November 30, 2019 was lower than the fair value of the common stock at the beginning of the offering period, the purchase price for the second purchase period was reset based on the lower of the November 30, 2019 price and May 31, 2019 price. The resetting of the purchase price is considered to be a modification of the original terms of the award. Under ASC 718, the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified was approximately $0.3 million. This amount is being amortized over the remaining offering period.
Total stock-based compensation expense recognized was as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
2018 Retention Bonus Program	$—	$2,809	$—
Options, Performance Share Units, and Restricted Stock Units	10,555	7,716	8,972
Employee Stock Purchase Plan	838	498	120
Total Share-based Compensation	$11,393	$11,023	$9,092

11. Income Taxes

Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(59,900)	$(47,600)	$(56,885)
International	(6,805)	(13,820)	(6,914)
Loss before income taxes	$(66,705)	$(61,420)	$(63,799)

Significant components of our benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$(27)	$—
State	(31)	(19)	(17)
Foreign	(568)	(32)	(501)
Total current tax (expense) benefit	(599)	(78)	(518)
Deferred:
State	—	—	—
Foreign	2,514	2,485	3,782
Total deferred benefit	2,514	2,485	3,782
Total benefit for income taxes	$1,915	$2,407	$3,264

Reconciliation of income taxes at the statutory rate to the benefit from income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax benefit at federal statutory rate	21.0%	21.0%	34.0%
State tax expense, net of federal benefit	0.9	2.3	5.5
Foreign tax benefit (expense)	(0.1)	(1.1)	0.4
Change in valuation allowance	(6.0)	(19.2)	39.2
Federal research and development credit	0.7	1.5	1.9
Unrecognized tax benefit	(0.1)	(0.2)	(0.6)
Impact of the 2017 Tax Cuts and Jobs Act	—	—	(74.6)
Non-deductible interest/premium	(7.9)	—	—
Global Intangible Low-Tax Income (GILTI)	(5.6)	—	—
Other, net	—	(0.4)	(0.7)
Effective tax rate	2.9%	3.9%	5.1%

At December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign withholding tax and state taxes that may be due upon future repatriation of earnings is not expected to be significant.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$105,702	$98,920
Reserves and accruals	3,597	7,167
Depreciation and amortization	3,715	4,262
Tax credit carryforwards	17,267	16,675
Stock-based compensation	2,501	1,899
Total gross deferred tax assets	132,782	128,923
Valuation allowance on deferred tax assets	(130,084)	(126,109)
Total deferred tax assets, net of valuation allowance	2,698	2,814
Deferred tax liabilities:
Fixed assets and intangibles	(13,899)	(16,528)
Total deferred tax liabilities	(13,899)	(16,528)
Net deferred tax liability	$(11,201)	$(13,714)

We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $4.0 million and $6.9 million during 2019 and 2018, respectively, and decreased by $27.1 million during 2017. The changes in valuation allowance during 2019 and 2018 are mainly due to significant taxable losses and an increase in tax attributes. The change in valuation allowance during 2019 also includes a release of the valuation allowance against our deferred tax assets in Japan due to achievement of recent profitability and the expectation of future profitability in the jurisdiction, which decreased the valuation allowance by $294 thousand.

The valuation allowances of $130.1 million and $126.1 million as of December 31, 2019 and 2018, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. We believe it is more likely than not that U.S. federal and state of California deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the federal U.S. and the state of California.

A reconciliation of the beginning and ending amount of the valuation allowance for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

Valuation Allowance
December 31, 2016	$146,285
Charges to earnings	830
Charges to other accounts	(27,887)
December 31, 2017	119,228
Charges to earnings	—
Charges to other accounts	6,880
December 31, 2018	126,108
Charges to earnings	—
Charges to other accounts	3,976
December 31, 2019	$130,084

As of December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes of $470.0 million, which expire beginning in 2020, and U.S. federal research and development tax credits of $9.0 million, which expire in the years 2020 through 2040. As of December 31, 2019, we had net operating loss carryforwards for state income tax purposes of $176.5 million, which expire beginning in 2020 through 2040, and California research and development tax credits of $11.7 million, which do not expire. As of December 31, 2019, we had no foreign net operating loss carryforwards.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In 2015, we completed a Section 382 analysis for the period from our inception in May 1999 through December 31, 2015, which excluded the net operating loss carryforwards for DVS prior to the acquisition and determined that an ownership change as defined under Section 382 occurred in November 2001, which resulted in a reduction to our U.S. federal net operating losses. In 2019, we continued the Section 382 analysis as historically performed through December 31, 2019 and determined that an ownership change did not occur during the current year.
Uncertain Tax Positions

The aggregate changes in the balance of our gross unrecognized tax benefits during 2019, 2018, and 2017 were as follows (in thousands):

December 31, 2016	$9,333
Increases in balances related to tax positions taken during current period	61
Decreases in balances related to tax positions taken during prior period	(2,077)
December 31, 2017	7,317
Increases in balances related to tax positions taken during current period	255
Decreases in balances related to tax positions taken during prior period	(228)
December 31, 2018	7,344
Increases in balances related to tax positions during a prior period	155
Increases in balances related to tax positions taken during current period	354
Decreases in balances related to tax positions taken during prior period	(20)
December 31, 2019	$7,833

Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2019 and 2018.

As of December 31, 2019, there are $0.7 million unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2009 are open to examination in various foreign countries.

12. Employee Benefit Plans

We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2015, we implemented a match formula of 100% up to $2,000 annually, following a 4-year vesting schedule. In 2019, the match was increased to up to $3,000 annually. Employer matching contributions to the 401(k) plan for the years ended December 31, 2019, 2018, and 2017 were $0.6 million, $0.4 million, and $0.5 million, respectively.

13. Information About Geographic Areas

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

A summary table of our total revenue by geographic areas of our customers and by product and services for the years ended December 31, 2019, 2018 and 2017 is included in Note 3 to the consolidated financial statements.

Sales to customers in the United States represented $43.4 million or 37%, of total revenues for the year ended December 31, 2019. Sales to customers in the United States represented $48.1 million or 43% of total revenues for the year ended December 31, 2018, and $45.8 million or 45% for the year ended December 31, 2017.

Sales to customers in China represented $15.4 million or 13%, of total revenues for the year ended December 31, 2019. Sales to customers in China represented $14.0 million or 12% for year ended December 31, 2018, and 11% or $11.1 million, of total revenues for 2017. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the years 2019, 2018 and 2017.

No individual customer represented more than 10% of our total revenues for the fiscal years ended December 31, 2019, 2018, and 2017 respectively. Revenues from our five largest customers were 17% for both the years ended December 31, 2019 and 2018, and 14% for the year ended December 31, 2017.

We had long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, in the following geographic areas for each year presented (in thousands):

	December 31,
	2019	2018
United States	$422	$1,881
Singapore	2,489	3,748
Canada	4,942	3,104
EMEA	169	66
Asia-Pacific	34	26
Total	$8,056	$8,825

14. Commitments and Contingencies
Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2019, these commitments were approximately $2.2 million.
In December 2019, we also entered into a Sales and Purchase Agreement with the shareholders of InstruNor AS to purchase all of the outstanding shares of InstruNor AS. The purchase price was approximately $5.2 million in cash and 485,451 shares of our stock. The transaction closed in January 2020.
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
Contingencies
In early March 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed, but we are continuing to monitor the situation. The costs associated with the intrusion to be approximately $0.1 million, net of insurance proceeds.
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

15. Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the years ended December 31, 2019 and 2018 are as follows (in thousands, except for per share amounts):

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,111	$28,196	$26,496	$32,440
Net loss	$(25,465)	$(13,753)	$(12,887)	$(12,685)
Net loss per share, basic and diluted	$(0.44)	$(0.20)	$(0.19)	$(0.18)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,248	$26,428	$28,963	$32,325
Net loss	$(13,247)	$(16,241)	$(14,750)	$(14,775)
Net loss per share, basic and diluted	$(0.34)	$(0.42)	$(0.38)	$(0.36)

16. Subsequent Event
On December 17, 2019, we entered into a Sales and Purchase Agreement with the shareholders of InstruNor AS, a privately held Norwegian company (InstruNor), to purchase all of the outstanding shares of InstruNor. The purchase price was approximately $5.2 million in cash and 485,451 shares of our stock. The transaction closed on January 17, 2020 for a total purchase price of $7.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
On February 26, 2020, Nicholas Khadder notified the Company of his intention to resign from his position as Senior Vice President, General Counsel and Corporate Secretary, and from any and all other positions he holds as an officer or employee of the Company, in order to pursue another opportunity. Mr. Khadder’s resignation is effective as of March 13, 2020.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 and is incorporated herein by reference.
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2019
Accounts receivable allowance	$126	$179	$(299)	$6
Year ended December 31, 2018
Accounts receivable allowance	$391	$162	$(427)	$126
Year ended December 31, 2017
Accounts receivable allowance	$502	$24	$(135)	$391

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2019
Warranty allowance	$863	$1,386	$(859)	$1,390
Year ended December 31, 2018
Warranty allowance	$699	$1,573	$(1,409)	$863
Year ended December 31, 2017
Warranty allowance	$1,023	$695	$(1,019)	$699

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Fluidigm Corporation.	8-K	3.1	8/2/2017
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017
4.2	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.3	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.4	Form of Global Note (included in Exhibit 4.3).	8-K	4.3	2/4/2014
4.5	Description of Securities.	Filed herewith
4.6	Indenture, dated November 22, 2019, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	11/22/2019
4.7	Form of 5.25% Convertible Senior Note due 2024 (included in Exhibit 4.7).	8-K	4.2	11/22/2019
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2	Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated March 20, 2019.	10-Q	10.1	5/7/2019
10.2A	First Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated April 26, 2019.	10-Q	10.2	5/7/2019
10.3#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.3A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.4#	Fluidigm Corporation 2011 Equity Incentive Plan, as amended and restated effective June 3, 2019.	8-K	10.1	6/5/2019
10.4A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.4B#	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan and 2009 Equity Incentive Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4C#	Forms of U.S. agreements under the 2011 Equity Incentive Plan.	SC TO-I	(d)(2)	8/23/2017
10.4D	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	(d)(3)	8/23/2017
10.4E	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	(d)(4)	8/23/2017
10.4F	UK Sub-plan to the Fluidigm Corporation 2011 Equity Incentive Plan.	SC TO-I	(d)(5)	8/23/2017
10.4G#	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(6)	8/23/2017
10.4H#	Form of Stock Option Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(7)	8/23/2017
10.5#	Fluidigm Corporation 2017 Inducement Award Plan and related form agreements.	8-K	10.1	1/11/2017
10.6#	2017 Employee Stock Purchase Plan.	8-K	10.1	8/2/2017
10.7#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.8†	Second Amended and Restated License Agreement between California Institute of Technology and Fluidigm Corporation, effective as of May 1, 2004.	S-1	10.5	12/3/2010
10.8A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement between California Institute of Technology and Fluidigm Corporation effective as of May 1, 2004.	S-1	10.5A	12/3/2010
10.9†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6	12/3/2010
10.9A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.6A	12/3/2010
10.10†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.7	12/3/2010
10.11†	Co-Exclusive License Agreement between President and Fellows of Harvard College and Fluidigm Corporation effective as of October 15, 2000.	S-1	10.8	12/3/2010
10.12†	Letter Agreement between President and Fellows of Harvard College and Fluidigm Corporation dated December 22, 2004.	S-1	10.9	12/3/2010
10.13	Loan and Security Agreement, dated as of August 2, 2018 by and between Fluidigm Corporation and Silicon Valley Bank.	8-K	10.1	8/2/2018
10.13A	Default Waiver and First Amendment to Loan and Security Agreement, dated September 1, 2018, between the Company and Silicon Valley Bank.	Filed herewith
10.13B	Second Amendment to Loan and Security Agreement, dated November 20, 2019, between the Company and Silicon Valley Bank.	8-K	10.2	11/22/2019
10.14	Purchase Agreement, dated November 20, 2019, between Fluidigm Corporation and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I thereto.	8-K	10.1	11/22/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012
10.16#	Fluidigm Corporation Change of Control and Severance Plan.	8-K	10.1	8/23/2017
10.17#	Endorsement Split-Dollar Life Insurance Agreement.	10-Q	10.5	11/7/2017
10.18#	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016.	10-Q	10.1	5/8/2018
10.19#	Employment and Severance Agreement, effective as of August 1, 2016, by and between Fluidigm Corporation and Stephen Christopher Linthwaite.	10-Q	10.2	11/9/2016
10.20#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.21#	Offer Letter to Bradley A. Kreger dated February 13, 2018.	10-K	10.18	3/18/2019
10.22	Lease Agreement between ARE - San Francisco No. 17 LLC and Fluidigm Corporation, dated September 14, 2010, as amended September 22, 2010.	S-1/A	10.19	1/7/2011
10.22A	Second Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated April 9, 2013.	10-Q	10.19A	5/9/2013
10.22B	Fourth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated June 4, 2014.	10-Q	10.3	8/4/2014
10.22C	Fifth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated September 15, 2014.	10-Q	10.2	11/6/2014
10.22D	Sixth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated December 8, 2015.	8-K	10.1	12/14/2015
10.22E	Seventh Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated March 23,2017.	10-Q	10.1	5/9/2017
10.22F	Eighth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 2, 2017.	8-K	10.1	8/3/2017
10.22G	Ninth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated May 31, 2018.	10-Q	10.2	8/8/2018
10.22H	Tenth Amendment to Lease Agreement between ARE-San Francisco No. 17, LLC and Fluidigm Corporation, dated August 14, 2019.	10-Q	10.1	11/8/2019
10.23	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.24	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.25	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.27†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.28†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
21.1	Subsidiaries of Fluidigm Corporation.	10-K	21.1	3/3/2017
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated: February 27, 2020	By:	/s/ Stephen Christopher Linthwaite
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

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	February 27, 2020
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Vikram Jog
/s/ Samuel D. Colella	Chairman of the Board of Directors	February 27, 2020
Samuel D. Colella
/s/ Nicolas M. Barthelemy	Director	February 27, 2020
Nicolas M. Barthelemy
/s/ Gerhard F. Burbach	Director	February 27, 2020
Gerhard F. Burbach
/s/ Laura M. Clague	Director	February 27, 2020
Laura M. Clague
/s/ Bill W. Colston	Director	February 27, 2020
Bill W. Colston
/s/ Patrick S. Jones	Director	February 27, 2020
Patrick S. Jones
/s/ Carlos V. Paya	Director	February 27, 2020
Carlos V. Paya