Form 10-K/A
period 2019-12-31
FLUIDIGM CORP
filed 2020-04-29
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________________________________
Commission file number: 001-34180
FLUIDIGM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			77-0513190
State or other jurisdiction of incorporation or organization			I.R.S. Employer Identification No.

2 Tower Place, Suite 2000	South San Francisco,	CA	94080
Address of principal executive offices			Zip Code
Registrant’s telephone number, including area code: (650) 266-6000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FLDM	The Nasdaq Global Select Market
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
As of April 13, 2020, there were 70,706,062 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Fluidigm Corporation, a Delaware corporation (referred to as “Fluidigm,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Original 10‑K”), is being filed for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. Fluidigm is filing this Amendment No. 1 to include the Part III information in our Form 10-K because Fluidigm will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K has been deleted. This Amendment No. 1 hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original 10-K.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10‑K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10‑K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

i

ii

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Board of Directors
Our Board of Directors (the “Board”) currently has eight members and is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors is elected for a term of three years to succeed the class of directors whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in 2020 for the Class I directors, 2021 for the Class II directors, and 2022 for the Class III directors.
The following table sets forth the names, ages as of April 13, 2020, and certain other information for each of our current directors:

Name	Class	Age	Position	Director Since
Nicolas M. Barthelemy(1)(2)	I	54	Director	2017
Bill W. Colston(3)	I	52	Director	2019
Patrick S. Jones(3)	I	75	Director	2011
Gerhard F. Burbach(2)(3)	II	58	Director	2013
Carlos Paya(1)(2)	II	61	Director	2017
Laura M. Clague(3)	III	61	Director	2018
Samuel D. Colella(1)	III	80	Chairman	2000
Stephen Christopher Linthwaite	III	48	President, Chief Executive Officer, and Director	2016
_______________________

(1)	Member of our Nominating and Corporate Governance Committee

(2)	Member of our Compensation Committee

(3)	Member of our Audit Committee
Class I Directors (Term Expiring in 2020)
Nicolas M. Barthelemy, age 54, has served as a member of our Board since March 2017. Mr. Barthelemy brings over 25 years of health-care industry experience to the director role. From 2014 to February 2017, Mr. Barthelemy served as the president and chief executive officer of Biotheranostics, Inc., a molecular diagnostics company. From 2010 until 2013, he served as president, global commercial operations at Life Technologies Corporation, a global life sciences company, which was acquired by Thermo Fisher Scientific Inc. in February 2014. Prior to that position, he led the $850M Cell Systems division from 2005 to 2010. Before Life Technologies, from 1996 to 2004, Mr. Barthelemy was with Biogen Inc., a biotechnology company, most recently as vice president, manufacturing. He began his career with Merck & Co., Inc. (NYSE: MRK), a pharmaceutical company, as a project engineer in the vaccine division and worked for the company from 1991 to 1996. From January 2018 to November 2018, Mr. Barthelemy served on the board of directors of Genewiz (privately held), a biotechnology company. Mr. Barthelemy currently serves as a member of the boards of directors of Repligen Corporation (Nasdaq: RGEN), 908 Devices Inc. (privately held), Biocare Medical, LLC (privately held), and of Twist Bioscience Corporation (Nasdaq: TWST). All four companies are in the life sciences sector. He received an M.S. in Chemical Engineering from the University of California, Berkeley in 1991, and an engineering degree from Ecole Superieure de Physique et Chimie Industrielles, Paris in 1989. We believe that Mr. Barthelemy’s extensive experience in manufacturing, distributing and commercializing life science instruments, reagents and services, his knowledge of the research and clinical markets as well as his relevant public board experience qualify him to serve on our Board.
Bill W. Colston, age 52, has served as a member of our Board since July 2019. In 2018, Dr. Colston joined iCarbonX Inc., a privately held China-based company offering an artificial intelligence platform for health data, and currently serves as its president and a member of its board of directors. From 2011 to until its acquisition by iCarbonX in April 2018, Dr. Colston served as chief executive officer, co-founder, and a member of the board of directors of HealthTell Inc., a company focused on developing next generation tests that broadly characterize the immune system. From 2008 until 2012, Dr. Colston served as scientific founder, chief executive officer, and a member of the board of directors of QuantaLife Inc., a biotechnology startup company that developed a genetic analysis system and was acquired by Bio-Rad Laboratories, Inc. in 2011. From 1998 to 2008, Dr. Colston served in various senior leadership roles with Lawrence Livermore National Security Laboratory. In addition to his service on the iCarbonX board of directors, Dr. Colston currently serves on the boards of directors of RubrYc Therapeutics, Inc. and Purigen Biosystems, Inc., private companies in the fields of life sciences and biotechnology. A prolific scientific writer and inventor, he has authored numerous publications and patents. Dr. Colston received his B.A. in biology/biological sciences from the University of Texas at Austin in May 1989, and his Ph.D. in biomedical engineering from the University of California, Davis, in December 1997. We believe that Dr. Colston’s scientific background and his extensive experience in the life sciences and biotechnology industries qualify him to serve on our Board.
Patrick S. Jones, age 75, has served as a member of our Board since March 2011. Mr. Jones has been a private investor since March 2001. Mr. Jones currently serves on the board of directors of Talend SA (Nasdaq: TLND), a data integration software company, Itesoft SA (PAR: ITE.PA), a business process automation software company, and Galileo Acquisition Corp. (Nasdaq: GLEO), a special purpose acquisition company. From 2003 to May 2018, Mr. Jones served as chairman of Inside Secure SA (PAR: INSD.PA), a company that makes digital security solutions. From 2005 to May 2015, Mr. Jones served on the board of directors of Lattice Semiconductor Corporation (Nasdaq: LSCC), a fabless semiconductor company. From 2012 to 2013, Mr. Jones served as chairman of Dialogic Inc. (OTC: DLGC), a communications technology company. From 2005 to 2012, Mr. Jones served as chairman of Epocrates, Inc., a provider of clinical solutions to healthcare professionals and interactive services to the healthcare industry, which was acquired by athenahealth, Inc. in 2013. From 2007 to 2012, Mr. Jones also served on the board of directors of Openwave Systems Inc., a telecom infrastructure software provider that changed its name to Unwired Planet (Nasdaq: UPIP) in 2012. From 2007 to 2011, Mr. Jones served on the board of directors of Novell, Inc., an enterprise infrastructure software provider that was sold to Attachmate Corporation in 2011. From June 1998 to March 2001, Mr. Jones was the senior vice president and chief financial officer of Gemplus International S.A. (now GEMALTO N.V.), a provider of solutions empowered by smart cards. From March 1992 to June 1998, he was vice president of finance and corporate controller at Intel Corporation, a producer of microchips and communications products. Prior to that, Mr. Jones served as chief financial officer of LSI Corporation (formerly known as LSI Logic), a semiconductor company. Mr. Jones received a B.A. from the University of Illinois and an M.B.A. from St. Louis University. We believe that Mr. Jones’s significant financial and accounting expertise and international business experience qualify him to serve on our Board.
Class II Directors (Term Expiring in 2021)
Gerhard F. Burbach, age 58, has been a member of our Board since January 2013. Mr. Burbach currently serves as chairman of the board of directors of Procyrion Inc., a private medical device company focused on the treatment of chronic heart failure, and as a member of the boards of directors of Vascular Dynamics, a private medical device company focused on the treatment of hypertension, and BWX Technologies, Inc. (NYSE: BWXT), a company that manufactures and supplies nuclear components and fuel. Mr. Burbach served on the board of directors of Autonomic Technologies, Inc., a private medical device company focused on the treatment of severe headaches, from December 2015 to April 2019, including service as chairman of the board beginning April 2016 and as interim chief executive officer and president from December 2015 to April 2016. From January 2006 to September 2014, Mr. Burbach served as president, chief executive officer, and director of Thoratec Corporation (Nasdaq: THOR), a company that develops, manufactures, and markets proprietary medical devices used for circulatory support. In addition, from 2004 to February 2013, Mr. Burbach served as a member of the board of directors of Digirad Corporation (Nasdaq: DRAD), a company focused on diagnostic imaging products. From April 2005 to January 2006, Mr. Burbach served as president and chief executive officer of Digirad Corporation. From July 2003 to April 2005, he served as president and chief executive officer of Bacchus Vascular, Inc., a developer of catheter-based medical devices. From January 2001 to July 2003, he served as chief executive officer of Philips Nuclear Medicine, a division of Philips Electronics, and before its acquisition by Philips, he worked for four years for ADAC Laboratories, most recently as president. Mr. Burbach also spent six years with the management consulting firm of McKinsey & Company, Inc., where he was most recently a senior engagement manager in the firm’s healthcare practice. Mr. Burbach received a B.S. in Industrial Engineering from Stanford University in 1984 and an M.B.A. from Harvard business School in 1990. We believe that Mr. Burbach’s experience as a chief executive officer and director of other public life sciences companies qualifies him to serve on our Board.
Carlos Paya, M.D., Ph.D., age 61, has been a member of our Board since March 2017. Dr. Paya currently serves on the board of directors of Mallinckrodt plc (Nasdaq: MNK), a manufacturer of specialty pharmaceutical products and diagnostic imaging agents. From May 2011 to June 2019, Dr. Paya served as president, chief executive officer and director of Immune Design Corp. He previously served as president of Elan Corporation, a pharmaceutical corporation that was acquired by Perrigo Company, from November 2008 to April 2011. Before joining Elan Corporation, Dr. Paya was at Eli

Lilly & Company, a pharmaceutical corporation, from September 2001 to November 2008 as vice president, Lilly Research Laboratories. From January 1991 to August 2001, Dr. Paya was professor of medicine, immunology, and pathology, and vice dean of the clinical investigation program at the Mayo Clinic in Rochester, Minnesota. He received his M.D. and Ph.D. degrees from the University of Madrid and underwent postdoctoral training at the Institute Pasteur, Paris, France. We believe that Dr. Paya’s experience in the life sciences industry gives him the qualifications and skills to serve on our Board.
Class III Directors (Term Expiring in 2022)
Laura M. Clague, age 61, has been a member of our Board since October 2018. Ms. Clague has served as the senior vice president and chief financial officer of Retrophin, Inc. since November 2014. Ms. Clague previously served as the chief financial officer of the San Diego and Ohio operations of Amylin Pharmaceuticals, Inc., a wholly owned subsidiary of Bristol-Myers Squibb. Prior to the acquisition by Bristol-Myers Squibb in 2012, Ms. Clague was the vice president, corporate controller and chief accounting officer of Amylin for 10 years, and during this time also served as the chief financial officer of the Amylin/Lilly Collaboration. From 1988 to 1999, Ms. Clague was the director of finance and accounting operations for Sony Electronics, Inc. From 1985 to 1988, Ms. Clague served as internal audit supervisor at Cubic Corporation. From 1982 to 1985, Ms. Clague held various audit positions at KPMG. Ms. Clague also serves on the board of directors of Genasys Inc. (formerly LRAD Corporation), where she chairs the audit committee. Ms. Clague is a certified public accountant in the State of California, and has a B.S. in Business Administration from Menlo College. We believe that Ms. Clague’s extensive background in finance and accounting and her experience in the life sciences industry qualify her to serve on our Board.
Samuel D. Colella, age 80, has served as a member and chairman of our Board since July 2000. Mr. Colella is a managing director of Versant Ventures, a healthcare venture capital firm he co-founded in 1999, and has been a general partner of Institutional Venture Partners since 1984. Mr. Colella currently serves on the board of directors of Flexion Therapeutics, Inc. (Nasdaq: FLXN), a specialty pharmaceutical company. Mr. Colella also is currently a member of the boards of directors of several private companies. Mr. Colella served on the board of directors of Genomic Health, Inc. (Nasdaq: GHDX), a molecular diagnostics company, from 2001 to 2014; Alexza Pharmaceuticals, Inc. (Nasdaq: ALXA), a pharmaceutical company, from 2002 to 2012; Jazz Pharmaceuticals, Inc. (Nasdaq: JAZZ), a biopharmaceutical company, from 2003 to 2012; and Veracyte, Inc. (Nasdaq: VCYT), a diagnostics company, from 2006 to 2014. Mr. Colella received a B.S. in business and engineering from the University of Pittsburgh and an M.B.A. from Stanford University. We believe that Mr. Colella’s broad understanding of the life science industry and his extensive experience working with emerging private and public companies, including prior service as chairman of boards of directors, qualifies him to serve on, and as chairman of our Board.
Stephen Christopher Linthwaite, age 48, joined Fluidigm as President and Chief Operating Officer in August 2016 and has served as our President and Chief Executive Officer (“CEO”) and as a member of our Board since October 2016. From August 2003 to April 2016, Mr. Linthwaite held various managerial positions at Thermo Fisher Scientific Inc., a life sciences company, and prior to its acquisition by Thermo Fisher, at Life Technologies Corporation, a life sciences company, including president, genetic sciences division, from December 2014 to April 2016, president, genetic analysis platform, from September 2011 to December 2014, and various other managerial positions at Invitrogen prior to the creation of Life Technologies through a merger of Invitrogen and Applied Biosystems. Prior to joining Invitrogen, Mr. Linthwaite held various strategic consulting roles. Mr. Linthwaite served on the board of directors of Claritas Genomics, Inc. from December 2014 to April 2016. Mr. Linthwaite received an M.B.A. from the University of Virginia (Darden) School of Business, and a B.A. in Foreign Affairs from the University of Virginia. Prior to business school, Mr. Linthwaite served on active duty in the U.S. Army as an armor officer. We believe that Mr. Linthwaite’s extensive industry experience with life sciences companies qualifies him to serve on our Board.

Executive Officers
The names of our executive officers, their ages, their positions with Fluidigm and other biographical information as of April 13, 2020 are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Stephen Christopher Linthwaite	48	President, CEO, and Director
Vikram Jog	63	Chief Financial Officer
Bradley Kreger	45	Senior Vice President, Global Operations
Colin McCracken	47	Chief Commercial Officer
Stephen Christopher Linthwaite. Please see the biographical information provided above in the section entitled “Board of Directors - Class III Directors (Term Expiring in 2022).”
Vikram Jog has served as our Chief Financial Officer since February 2008. From April 2005 to February 2008, Mr. Jog served as chief financial officer for XDx, Inc. (now CareDx, Inc.), a molecular diagnostics company. From March 2003 to April 2005, Mr. Jog was a vice president of Applera Corporation, a life science company that is now part of Thermo Fisher Scientific, and vice president of finance for its related businesses Celera Genomics and Celera Diagnostics. From April 2001 to March 2003, Mr. Jog was vice president of finance for Celera Diagnostics and corporate controller of Applera Corporation. Mr. Jog received a Bachelor of Commerce degree from Delhi University and an M.B.A. from Temple University. Mr. Jog is a member of the American Institute of Certified Public Accountants.
Bradley Kreger joined Fluidigm as Senior Vice President, Global Operations in April 2018. From December 2016 to April 2018, Mr. Kreger was senior director, operations, clinical sequencing division at Thermo Fisher Scientific, a life sciences company. From 1995 to December 2016, Mr. Kreger held various staff and management positions at Affymetrix, a biotechnology company, including vice president, reagent manufacturing and global process engineering, senior director, global process engineering and manufacturing science, and director, global process engineering and manufacturing science. Mr. Kreger received an M.B.A. from Western Governors University and a B.S. in Biotechnology and Business from Charter Oak State College.
Colin McCracken joined Fluidigm as Chief Commercial Officer in March 2019. From 2015 to 2019, Mr. McCracken held various positions at Thermo Fisher Scientific, a life sciences company, including vice president, sales, chromatography and mass spectrometry, from 2017 to 2019, and vice president and general manager, Middle East, Africa and Eastern Europe from 2015 to 2017. Prior to Thermo Fisher, Mr. McCracken served as vice president and head of European sales at Life Technologies, a life sciences company, from 2009 to 2013, and as vice president and head of European sales at Invitrogen Corporation, a predecessor of Life Technologies, from 2008 to 2009. Prior to Invitrogen, Mr. McCracken served as national sales manager at QiAGEN, a biotechnology company, from 2002 to 2005. Mr. McCracken received an honors degree in electrical and electronic engineering from the University of Strathclyde in Glasgow.
Code of Ethics and Conduct
We are committed to the highest standards of integrity and ethics in the way we conduct our business. We have adopted a code of ethics and conduct that applies to the members of our Board, our officers and employees (including our CEO, Chief Financial Officer, and Principal Accounting Officer), as well as our agents, contractors, and consultants. Our code of ethics and conduct establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws, and conflicts of interest.
Under our code of ethics and conduct, each of our directors, officers, and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigation of complaints relating to accounting or audit matters. These procedures have been adopted and are administered by our Audit Committee.
Our code of ethics and conduct can be found on our website at http://investors.fluidigm.com by clicking on Governance — Governance Overview. When required by the rules of the SEC or the Nasdaq Global Select Market (“Nasdaq”), we will disclose any future amendment to, or waiver of, any provision of the code of ethics and conduct for our CEO, Principal

Financial Officer, Principal Accounting Officer, or any member of our Board on our website at http://investors.fluidigm.com in the Governance Overview section, within four business days following the date of such amendment or waiver.
Corporate Governance Principles
Our Board has adopted a set of principles that establish the corporate governance policies pursuant to which the Board intends to conduct its oversight of our business in accordance with its fiduciary responsibilities. Among other things, these corporate governance principles address the establishment and operation of Board committees, the role of our chairman, and matters relating to director independence and performance assessments. Our corporate governance principles can be found on our website at http://investors.fluidigm.com by clicking on Governance — Governance Overview.
Role of the Board
As identified in our corporate governance principles, the role of our Board is to oversee the performance of our CEO and other senior management. Our Board is responsible for hiring, overseeing, and evaluating management while management is responsible for running our day-to-day operations.
Board Leadership Structure
Our corporate governance principles provide that the Board will fill the chairman and CEO positions based upon the Board’s view of what is in our best interests at any point in time. Although our current chairman is a non-employee director, the Board has not adopted any policy requiring separation of the chairman and CEO positions or requiring allocation of the chairman position to a non-employee director. Samuel D. Colella, an independent director with substantial board and executive leadership experience, currently serves as our chairman. In addition to Fluidigm, Mr. Colella currently serves on the boards of directors of Flexion Therapeutics, Inc. (FLXN) and of several private companies. Our Board believes that Mr. Colella’s qualifications to serve as chairman include his broad understanding of the life science industry and his extensive experience with emerging private and public companies, including prior service as chairman of other boards of directors.
Separating the positions of the chairman and CEO allows our CEO to focus on our day-to-day business, while allowing our chairman to lead our Board in its fundamental role providing independent advice to and oversight of management. The Board believes that having an independent director serve as chairman is the appropriate leadership structure for Fluidigm at this time and demonstrates our commitment to good corporate governance.
Board Committees and Committee Meetings
Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each committee operates under a written charter approved by our Board that satisfies the applicable standards of the SEC and Nasdaq. The committee charters are available on our website at http://investors.fluidigm.com/corporate-governance/governance-overview.
The table below shows the members and chairs of each committee and the number of meetings held in 2019.

	Audit	Compensation	Nominating and Corporate Governance
Nicolas M. Barthelemy	X(1)	C(2)	X(1)
Gerhard F. Burbach	X	X(2)
Laura M. Clague	X(3)
Samuel D. Colella		X(4)	X(5)
Bill W. Colston	X
Patrick S. Jones	C(3)
Carlos Paya		X(4)	C(5)
Meetings in 2019	6	5	5
_______________________
C = Chair

(1)	Mr. Barthelemy stepped down from our Audit Committee and joined our Nominating and Corporate Governance Committee in October 2019.

(2)	Mr. Barthelemy was appointed to serve as chair in June 2019.

(3)	Board-designated “audit committee financial expert” under SEC rules.

(4)	Mr. Colella left and Dr. Paya joined our Compensation Committee in October 2019.

(5)	Dr. Paya was appointed to replace Mr. Colella as chair in February 2019.
Audit Committee. Our Audit Committee is currently chaired by Patrick S. Jones. Our Board has determined that each member of the Audit Committee is independent and financially literate under the current rules and regulations of the SEC and Nasdaq and that Patrick S. Jones and Laura M. Clague each qualify as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.
The Audit Committee oversees our corporate accounting and financial reporting process and our enterprise risk management process, and assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is authorized to, among other things:

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
Compensation Committee. Our Compensation Committee is currently chaired by Nicolas M. Barthelemy. Each member of the Compensation Committee is an independent director under the applicable rules and regulations of the SEC and Nasdaq, a nonemployee director as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code, as amended. Furthermore, if required to ensure compliance with Rule 16b-3 under the Exchange Act, a subcommittee of the Compensation Committee or the Board considers and approves the grant of equity awards to our executive officers.
The Compensation Committee oversees our corporate compensation programs and is authorized to, among other things:

•	review the compensation and benefits of our CEO and other executive officers;

•	review our corporate goals and objectives relevant to the compensation of our CEO;

•	assist our Board in providing oversight of the Company’s overall compensation plans and benefits program; and

•	administer our equity incentive plans.
Please see the sections entitled “Executive Compensation” and “Compensation of Non-Employee Directors” for a description of our processes and procedures for the consideration and determination of executive and director compensation.
Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is currently chaired by Carlos Paya. Our Board has determined that each member of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of the SEC and Nasdaq.
Our Nominating and Corporate Governance Committee oversees and assists our Board in reviewing and recommending nominees for election as directors and oversees our corporate governance matters. Among other things, the Nominating and Corporate Governance Committee is authorized to:

•	evaluate and make recommendations regarding the composition, organization, and governance of the Board and its committees;

•	evaluate the performance of members of the Board and make recommendations regarding committee and chair assignments;

•	recommend desired qualifications for Board membership and conduct searches for potential members of the Board;

•	review and recommend Board compensation programs for outside directors; and

•	develop and make recommendations with regard to our corporate governance guidelines.

The Nominating and Corporate Governance Committee also reviews our initiatives with respect to sustainability and corporate responsibility, including environmental and social matters.
2019 Board Meetings
During 2019, our Board held ten (10) meetings. All of our directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year, in each case during the period that he or she served as a director.
Executive Sessions of Independent Directors
In order to promote open discussion among independent directors, our Board has a policy of conducting executive sessions of independent directors during each regularly scheduled board meeting and at such other times as requested by an independent director. These executive sessions are chaired by our chairman. Mr. Linthwaite does not participate in such sessions.
Board’s Role in Risk Oversight
While our Board has the ultimate oversight responsibility for the risk management process, it has charged our Audit Committee with responsibility to oversee management’s processes for identifying, monitoring, and addressing enterprise risks, evaluate and discuss with management its assessments of matters relating to enterprise risks, and oversee and monitor management’s plans to address such risks. Our Audit Committee oversees an enterprise-wide approach to risk management designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance, and to enhance stockholder value. A fundamental part of risk management is not only understanding the most significant risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for a given company. The Audit Committee’s review of our business is an integral aspect of its assessment of management’s tolerance for risk and its determination as to the appropriate level of risk for our Company.
Our Compensation Committee considers risks related to the attraction and retention of talent and risks related to the design of compensation programs and arrangements. In setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking consistent with our business strategy and to encourage a focus on building long-term value that does not encourage excessive risk-taking. In connection with its oversight of compensation-related risks, our Compensation Committee has reviewed our compensation programs and practices for employees, including executive and non-executive programs and practices. In its review, our Compensation Committee evaluated whether our policies and programs encourage unnecessary or excessive risk-taking and controls, and how such policies and programs are structured with respect to risks and rewards, as well as controls designed to mitigate any risks. As a result of this review, our Compensation Committee determined that any risks that may result from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Fluidigm.
Our Nominating and Corporate Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risk associated with corporate governance and board organization, membership, and structure.
At periodic meetings of the Board and its committees and in other meetings and discussions, management reports to, and seeks guidance from, the Board and its committees with respect to the most significant risks that could affect our business, such as legal, financial, tax, audit, and cybersecurity-related risks. In addition, among other matters, management provides our Audit Committee periodic reports on our compliance programs and efforts, and investment policy and practices.
Considerations in Identifying and Evaluating Director Nominees
Our Nominating and Corporate Governance Committee has established policies and procedures relating to the consideration of any individual recommended as a prospective director nominee from stockholders. Please see the section entitled “Process for Recommending Candidates to the Board of Directors” below for details. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders in the same manner as candidates recommended to the Committee from other sources.

The Nominating and Corporate Governance Committee is responsible for determining the criteria for membership to our Board and recommending candidates for election to the Board. In its evaluation of director candidates, including the members of the Board eligible for reelection, our Nominating and Corporate Governance Committee considers the following:

•	the current size and composition of our Board and the needs of the Board and its respective committees;

•
factors such as character, integrity, judgment, diversity of background (including gender, race, and ethnicity) and experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments, and the like; and

•	other factors that our Nominating and Corporate Governance Committee may consider appropriate.
Any nominee for a position on the Board must satisfy the following minimum qualifications:

•	the highest personal and professional ethics and integrity;

•	proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;

•	skills that are complementary to those of the existing Board;

•	the ability to assist and support management and make significant contributions to the Company’s success; and

•	an understanding of the fiduciary responsibilities required of a member of the Board and the commitment of time and energy necessary to diligently carry out those responsibilities.
If our Nominating and Corporate Governance Committee determines that an additional or replacement director is required, the Nominating and Corporate Governance Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Committee, Board, or management. Fluidigm has retained a third-party search firm to assist with the identification and evaluation of qualified candidates to serve on the Board.
Board Diversity
Our director nominating policies include specific references to factors relating diversity, such as diversity of gender, race and national origin, education, professional experience, and differences in viewpoints and skills. Our Nominating and Corporate Governance Committee believes that it is essential that the board members represent diverse viewpoints and considers these factors in its deliberations over Board expansion and potential candidates.
Under California Senate Bill 826 adopted in 2018, because we are a public company with our principal executive office located in the State of California, we are required to meet certain requirements with respect to the number of women on the Board. We were required to have one woman director by the end of 2019 and will be required to have three women directors by the end of 2021. Our Nominating and Corporate Governance Committee is conducting an active search for additional women candidates to join the Board.
Process for Recommending Candidates to the Board of Directors
It is the policy of our Nominating and Corporate Governance Committee to consider recommendations for candidates to the Board from stockholders holding not less than one percent (1%) of the outstanding shares of our common stock continuously for at least twelve months prior to the date of submission of the recommendation or nomination. Stockholder recommendations for candidates to the Board must be directed in writing to Fluidigm Corporation, 2 Tower Place, Suite 2000, South San Francisco, California 94080, Attention: Corporate Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and Fluidigm, and evidence of the recommending stockholder’s ownership of our stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership, including issues of character, integrity, judgment, diversity of background and experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments, and the like, and personal references.

Stockholder Engagement
We believe that understanding the perspective of our stockholders is a key component of good corporate governance and we are committed to an active and robust stockholder engagement program. The goals of our stockholder engagement program are to:

•	provide transparency and visibility into our strategy, our financial and operational performance, and our governance practices;

•	determine which issues are important to our stockholders and share our views on those issues; and

•	discuss and seek feedback on our business, executive compensation, and corporate governance policies and practices.
We engage with stockholders year-round, involving our investor relations team, senior management, and our chairman or Board committee chairs as appropriate and/or requested. This includes participating in investor conferences, industry and formal events, in person one-on-one meetings, and conference calls throughout the year.
During 2019 and continuing into 2020, we solicited engagement with stockholders representing over 50 percent of our outstanding shares to request their feedback on our business strategy, company history, financial performance, governance, additions to the Board, and executive compensation programs. Members of our investor relations team and executive management have reached out to our largest active stockholders and spoken with those expressing concerns, with members of our Board joining certain discussions.
This dialogue has informed our Board’s meeting agendas, and led to governance enhancements that help us address the issues that matter most to our stockholders. In response to investor feedback, we implemented changes in guidance and our guidance financial metrics for fiscal 2020, enhanced our executive compensation practices, and implemented new policies formalizing our commitment to sound corporate social responsibility practices.
Communications with the Board
Stockholders who wish to communicate with our Board are welcome to do so either (i) in writing, addressed to: Fluidigm Corporation, 2 Tower Place, Suite 2000, South San Francisco, California 94080, Attn: Corporate Secretary, or (ii) by going online to http://investors.fluidigm.com and clicking on Governance — Contact the Board. Communications are distributed to our Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication.
Corporate Responsibility and Sustainability
Our mission is to improve life through comprehensive health insight. Our cutting-edge biotechnology tools empower researchers to deepen human understanding of health and disease and accelerate the development of therapies to increase the quality of all life. Consistent with this mission, we strive to conduct our business in a manner that demonstrates our respect for the environment in which we live and operate and our concern for the health and safety of the personnel throughout our organization and supply chain.
In 2019, at the recommendation of our Nominating and Corporate Governance Committee, our Board adopted:

•	an enterprise-level environment, health, and safety policy,

•
a statement of commitment to doing business responsibly by aligning our strategies and global operations with the United Nations Global Compact principles on human rights, labor laws, environmental protection, and corruption in business,

•	a supply chain transparency and anti-slavery statement, and

•	a business partner code of conduct formally defining our expectations for our distributors, suppliers, vendors, contractors, agents, and all other third parties who provide products or services to us.
These policies and statements can be found on our website at http://investors.fluidigm.com/social-responsibility. The development of our environmental, health, safety, and social responsibility programs is ongoing. We will provide updates and additional information on our website as we move forward.

Item 11.     Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below.
Named Executive Officers
This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to our executive officers, including our named executive officers (“NEOs”), during 2019. Our NEOs for 2019 were:

Stephen Christopher Linthwaite	President and CEO
Vikram Jog	Chief Financial Officer
Colin McCracken	Chief Commercial Officer
Bradley Kreger	Senior Vice President, Global Operations
Nicholas Khadder(1)	Senior Vice President, General Counsel, and Secretary
_________________________

(1)	As previously disclosed in the Original 10-K, Mr. Khadder resigned from the Company effective March 13, 2020. Mr. Khadder subsequently rejoined the Company effective April 27, 2020.
Executive Summary
Company Overview
Fluidigm is an industry-leading biotechnology tools provider with a vision to improve life through comprehensive health insight. We focus on the most pressing needs in translational and clinical research, including cancer, immunology, and immunotherapy. Using proprietary CyTOF® and microfluidics technologies, we develop, manufacture, and market multi-omic solutions to drive meaningful insights in health and disease, identify biomarkers to inform decisions, and accelerate the development of more effective therapies. Our customers are leading academic, government, pharmaceutical, biotechnology, contract research organizations, and plant and animal research laboratories worldwide. Together with them, we strive to increase the quality of life for all.
2019 Business and Performance Highlights

•	Continued revenue growth: Annual revenue of $117.2 million from $113.0 million in 2018, with mass cytometry revenue growth of 23%, compared to 2018

•	Launch of over 10 new products for our mass cytometry business, as well as new microfluidics content to drive penetration of new key accounts

•	Strengthened balance sheet and liquidity:

◦	March 2019 retirement of the Company’s 2018 2.75% convertible notes due 2034 with an aggregate principal value of $150 million

◦
November 2019 private placement of $55.0 million in aggregate principal amount of 5.25% convertible notes due 2024 and concurrent retirement of $50.2 million in aggregate principal amount of the Company’s 2014 2.75% convertible notes due 2034

◦	Maintained a $15 million revolving credit facility with Silicon Valley Bank

–	In April 2020, the maturity date of such credit facility was extended to August 2022
Executive Compensation Highlights
In 2019 and early 2020, the Compensation Committee took the following actions to align executive compensation with Company performance and the short- and long-term interests of stockholders:

•	Granted performance-based restricted stock unit awards (“PSUs”) contingent upon total stockholder return over a three-year performance period relative to the companies in the Russell 3000 Index.

•
Increased the weighting of PSUs to 51% of the annual equity grants—sometimes referred to as long-term incentive compensation (“LTI”)—with the remaining 49% granted in time-based restricted stock units (“RSUs”).

◦	For 2020, increased the portion of LTI granted in PSUs from 51% to 55% to further demonstrate the long-term alignment of our executives’ interests with those of our stockholders.

•
Established the 2019 annual executive cash incentive program pursuant to our Executive Bonus Plan (the “2019 Cash Incentive Program”), which measured annual performance based on predefined financial goals with adjustments based on each executive’s strategic goals and contributions.

•	Approved payouts under the 2019 Cash Incentive Program of between 18.7% and 25.5% of target, reflecting the Compensation Committee’s rigorous goal setting approach.

•	Held all NEO base salaries flat from 2018 levels: no increases were made for 2019 or 2020.
Company Performance and Pay Alignment
The structure of the Company’s compensation program coupled with the Compensation Committee’s processes and decision-making ensure a strong tie between Company performance and executive pay. This is especially illustrated by the compensation outcomes for the Company’s executive officers over the last three years. The chart below spotlights the direct relationship between total stockholder return (“TSR”), which is measured by stock price changes, and the realizable pay of our CEO based on the compensation the Compensation Committee has awarded to him.

Effect of Company Performance on CEO Realizable Pay(1)
Year	TSR for the Year	Salary increase following year end	Performance Cash Incentive Awarded, % of Target, Following Year End	Realizable Pay as a % of Target Pay measured at December 31, 2019
2019	-59.6%	No increase	18.7%	42.7%
2018	46.3%	No increase	117.0%	63.9%
2017	-19.1%	4%	105.2%	60.9%
_________________________

(1)	For a discussion of what constitutes “realizable pay” for this purpose, see the explanatory notes to the “CEO Target vs. Realizable Compensation” chart below.
Additional comparative detail about the tie between Company performance and NEO pay may be found below in the sections below titled “Pay and Performance Alignment in Our Target Compensation Mix,” “Effect of Company Performance on Realizable Pay,” “Annual Cash Incentive Program,” and “Long-Term Incentive Compensation.”
2019 Advisory Vote on Executive Compensation
Our board has adopted the recommendation of our stockholders to hold annual advisory votes on the compensation of our NEOs, or “say-on-pay” votes. At our 2019 annual meeting of stockholders, 79.6% of the stockholder votes cast were in favor of our 2018 executive compensation program, a significant improvement over the results of the say-on-pay vote at our 2018 annual meeting of stockholders. Our 2019 compensation program includes a number of changes implemented in response to stockholder feedback and the results of the say-on-pay vote at our 2018 annual meeting of stockholders, and we believe our significantly improved 2019 results reflect stockholders’ approval of these changes. As further described below, we continue to engage actively with stockholders on our executive compensation program and remain committed to implementing compensation governance best practices and achieving pay for performance alignment.

Listening to Our Stockholders
While we were reviewing our executive compensation program in late 2018 and early 2019, members of our management team solicited engagement with stockholders for feedback around executive compensation. Later, in advance of our 2019 annual meeting of stockholders, our management extended invitations to discuss our proxy statement, including the compensation discussion and analysis and our executive compensation program, to a number of stockholders—including our top six institutional investors collectively representing approximately 60% of our then-outstanding common stock—to solicit their feedback and answer their questions. Based on the feedback received from stockholders during our engagement efforts, the Compensation Committee has made significant changes to our executive compensation program and we have enhanced our disclosures to provide a better picture of our current program.

Compensation Component	Our Prior Practice	Investor Feedback	What We Did in Response to Investor Feedback
Type of Equity Awards	Our equity awards granted to our executive officers were predominantly time-based.	Equity awards should include a meaningful amount of performance-based awards in addition to time-based awards.	We increased the portion of long-term compensation in PSUs to 51% of total LTI for 2019 (from 25% in 2018 and 0% in 2017) and then to 55% of total LTI for 2020.
Clawback Policy	We had not adopted a clawback policy prior to 2018.	Incentive compensation should be subject to a clawback.	In 2018, we adopted a clawback policy that is applicable to our CEO and all officers who report directly to the CEO, including our NEOs.
Stock Ownership Guidelines	Prior to 2018, we had not adopted stock ownership guidelines.	Executive officers and non-employee members of the Board should be subject to stock ownership guidelines.	In 2018, we adopted stock ownership guidelines for our CEO, our other senior executive officers, and the non-employee members of the Board.
Executive Compensation Governance Highlights
We believe that the following executive compensation-related practices, which were in effect during 2019, serve our stockholders’ long-term interests:
What we do

•	Maintain an executive compensation program designed to align pay with performance

•	Balance near- and long-term strategic objectives by providing a mix of cash and equity incentives

•	Deliver the majority of compensation in the form of at-risk, variable pay

•	Award performance-based equity grants—more than half of the equity awards granted to our executive officers in 2019 are subject to performance conditions over a 3-year period

•	Benchmark compensation levels against appropriate companies operating in similar industries, of a similar size and business complexity

•	Reference the market median when reviewing compensation for our executive officers

•	Maintain stock ownership guidelines for our executive officers and directors

•	Maintain an incentive compensation clawback policy

•	Prohibit hedging and pledging of our common stock by our directors, officers, and others with access to material nonpublic information

•	Conduct an annual assessment to identify and mitigate risk in compensation programs

•	Hold an annual stockholder advisory vote

•	Welcome and initiate direct engagement with stockholders

•	Align compensation with the interests of stockholders

•	Engage an independent consultant to advise on executive pay matters

•	Maintain an all-independent Compensation Committee that meets in executive session without members of management present

What we don’t do

•	Allow excessive severance benefits or single trigger change in control payments

•	Offer tax gross-ups to any of our executive officers

•	Pay dividends on unvested equity awards

•	Offer supplemental executive retirement plans

•	Guarantee salary increases or bonuses for our executive officers

•	Provide uncapped award opportunities

•	Encourage excessive risk taking in our incentive plan designs
Compensation Philosophy and Objectives
The Compensation Committee is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to our executive officers is fair and reasonable.
The primary goal of our executive compensation program is to ensure that we attract, hire, and retain talented and experienced executive officers who are motivated to achieve or exceed our corporate goals. We seek to have an executive compensation program that fosters synergy among our management team, incentivizes our executive officers to achieve our short-term and long-term goals, and fairly rewards our executive officers for corporate and individual performance. In determining the form and amount of compensation payable to our executive officers, we are guided by the following objectives and principles:

• Team-oriented approach to establishing compensation levels.	We believe that it is critical that our executive officers work together as a team to achieve overall corporate goals rather than focusing exclusively on individual departmental objectives.
• Compensation should relate to performance.	We believe that executive compensation should be directly linked to corporate as well as individual performance, with an emphasis on performance-based compensation.
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
We consider total cash and equity compensation for our executive officers, consisting of base salary, cash incentive bonuses, and equity awards, at approximately the 50th percentile of our peer group as a general guideline for the appropriate level of total cash and equity compensation. An individual executive may be compensated above or below the guideline percentage based on factors such as performance, job criticality, experience and skill set. For 2019, we considered equity incentives for our executive officers at approximately the 50th percentile of our peer group as a general guideline for the appropriate level of equity compensation, but we did not attempt to benchmark equity compensation to any specific percentile. For new executive officer hires, we establish initial cash and equity compensation through arm’s length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, the compensation of our other executive officers, and the most recent compensation survey of our peer group.
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
Pay and Performance Alignment in Our Target Compensation Mix
The Compensation Committee believes in a pay-for-performance compensation philosophy and intends to deliver a majority of target total executive pay opportunities through the annual cash incentive program and LTI. The charts below compare the percentage breakdown of target total direct compensation—comprising annual base salary, target cash incentive opportunity, and target LTI award—for 2019 for our CEO compared to our other NEOs. As illustrated below, more than 80% of our CEO’s compensation is at risk in the form of annual cash incentive and LTI. For the other NEOs, more than 65% of compensation is at risk or variable. For purposes of the pie chart below and the table in the section entitled “Elements of Executive Compensation,” we consider compensation to be at risk or variable if the compensation: (i) is earned subject to performance-based conditions; or (ii) varies as a result of performance, including stock price performance over time.

CEO
Base Salary 19%
Annual Bonus 15%
Restricted Stock Units 32%
Performance Stock Units 34%
Subject to TSR Performance Condition
Aligned with Stock Price Performance
Earned based on Individual and Company Performance Factors

Other NEOs

Subject to TSR Performance Condition
Performance Stock Units 27%
Base Salary 31%
Restricted Stock Units 26%
Annual Bonus 16%
Aligned with Stock Price Performance
Earned based on Individual and Company Performance Factors

Effect of Company Performance on Realizable Pay
Changes in stock price and performance over the vesting or performance period of LTI cause the value ultimately received by the executive to differ from the target grant value. The measurement of realizable pay includes such changes when comparing pay received, or trending to be received, to the target pay granted. The chart illustrates the degree to which our CEO’s realizable pay has been impacted by changes in the stock price after the grant date, illustrating the significant alignment of our executive compensation program with stockholder returns.

CEO Target vs. Realizable Compensation
(as of December 31, 2019 price of $3.48)
Base Salary
Annual Incentive Bonus
Options
RSUs
PSUs
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
$1,982,955
-39%
$1,207,480
$2,286,148
-36%
$1,461,514
$3,315,371
-69%
$1,032,392
Target
Realizable
Target
Realizable
Target
Realizable
2017
2018
2019
TSR
-52%
FY17 - FY19
-41%
FY18 - FY19
-60%
FY19

Notes:

•
Target pay is defined as the sum of base salary, target cash incentive opportunity, and the grant date face value of LTI granted during the respective year (i.e., Black-Scholes for stock options and the closing price of our common stock on the date of grant for RSUs and PSUs). This target pay value differs from values disclosed in the Summary Compensation Table, which confirms with SEC requirements.

•
Realizable pay defined as the sum of base salary, actual cash incentive earned, spread value of options granted during the respective year, RSUs granted in the respective year, and PSUs granted in the respective year at current projected payout levels (currently 0% for both the 2018-2020 and 2019-2021 cycles). LTI values calculated using the closing price of our common stock of $3.48 as of December 31, 2019.

•	2017 pay excludes grants made in connection with our stock option exchange program.
Compensation Process
Role of the Compensation Committee
The Compensation Committee has principal responsibility for reviewing our executive compensation structure, evaluating the performance of our executive officers relative to our corporate objectives, and considering and approving executive compensation. The fundamental responsibilities of our Compensation Committee are to:

•	assist the Board in providing oversight of our compensation policies, plans, and benefit programs;

•	assist the Board in discharging its responsibilities relating to oversight of the compensation of our executive officers (including officers reporting under Section 16 of the Exchange Act);

•	review and approve or make recommendations to the Board with respect to executive officer compensation, plans, policies, and programs; and

•	administer our equity compensation plans for executive officers and employees.
Our Compensation Committee:

•	is made up of solely independent directors;

•	meets in executive session without members of management present;

•	engages an independent consultant to advise on executive pay matters;

•	reviews its charter on a regular basis; and

•	regularly reviews the realizable pay of the CEO and other executive officers in light of the Company’s performance to ensure alignment of pay with performance.
In determining each executive officer’s compensation, our Compensation Committee reviews our corporate financial performance and financial condition and assesses the performance of the individual executive officers. Individual executive officer performance is evaluated by our CEO, in the case of other executive officers, and by the Compensation Committee, in the case of our CEO. Our CEO does not participate in Compensation Committee or Board deliberations regarding his own compensation. Our CEO meets with the Compensation Committee to discuss executive compensation matters and to make recommendations to the Compensation Committee with respect to other executive officers. The Compensation Committee may modify individual compensation components for executive officers and is not bound to accept the CEO’s recommendations. The Compensation Committee (or, in some cases, the independent members of the Board) makes all final compensation decisions for our executive officers. In addition, it is the Compensation Committee’s practice to consult with the independent members of the Board prior to making material changes to our compensation policies.
Although we generally make many compensation decisions in the first quarter of the calendar year, the compensation evaluation process is ongoing. Compensation discussions and decisions are designed to promote our fundamental business objectives and strategy. Evaluation of management performance and rewards is performed annually or more often as needed.
Role of the Independent Compensation Consultant
Our Compensation Committee is authorized to engage the services of outside consultants. The Compensation Committee engaged Meridian Compensation Partners, LLC, an independent compensation consulting firm (“Meridian”), as its compensation consultant for 2019 to review our executive compensation program, assess the competitiveness of such program, and advise our Compensation Committee on matters related to executive compensation. During 2019, Meridian assisted the Compensation Committee by providing the following services:

•	assisting us in confirming and updating an appropriate peer group of companies for purposes of benchmarking our levels of compensation;

•	gathering and analyzing compensation data from available compensation surveys;

•	advising us on policies related to executive officer and director stock ownership and structuring of such policies relative to peer group companies’ publicly disclosed policies;

•	conducting a twice yearly review of compliance and regulation updates related to executive compensation; and

•	assisting us in assessing the competitiveness of our executive officer compensation program.
Meridian served at the discretion of and reported directly to the Compensation Committee. The Committee assessed Meridian’s independence, taking into account, among other things, the independence standards and factors set forth in Exchange Act Rule 10C-1 and the applicable Nasdaq Listing Standards, and concluded that there were no conflicts of interest with respect to the work that Meridian performed for the Committee in 2019. Meridian did not provide any services to us or our management in 2019 other than those provided to the Committee and our Board as described below.
Use of Competitive Market Data
As directed by our Compensation Committee, Meridian developed an industry- and revenue size-appropriate peer group for purposes of benchmarking pay levels and practices. The benchmarking peer group includes companies in the medical device and biotechnology research-related industries that were comparable to us with respect to revenue. The benchmark companies considered by the Committee and Meridian as part of their executive compensation assessments (the “Peer Group”) were as follows:

Alphatec Holdings	Enzo Biochem	Natera
Apollo Endosurgery	GenMark Diagnostics	Pacific Biosciences of California
AtriCure	Harvard Bioscience	Repligen
CareDx	Invitae	SeaSpine Holdings
Codexis	LeMaitre Vascular	SurModics
Cutera	Meridian Bioscience	Tandem Diabetes Care
Digirad	Mesa Laboratories	Veracyte
Endologix	NanoString Technologies
With Meridian’s assistance, the Compensation Committee used data from the Peer Group’s public filings and Radford’s Global Technology Survey to establish a competitive market range (+/- 15% of the median) within which individual pay could be positioned. Meridian provided the Compensation Committee with an analysis that identified the competitive market median range for each executive officer based on their respective, or substantially similar, positions at companies within the Peer Group. In cases where the data from the Peer Group was unavailable or insufficient, a competitive market median range was derived from survey data reflecting companies of comparative size and business profile.
Elements of Executive Compensation and Related Risk Profile
This section describes each component of compensation we pay to our executives.

Element	Description	Objective	Risk Profile

Base Salary	Fixed cash compensation	Provide competitive, fixed compensation to attract and retain exceptional executive talent	Low

Annual Cash Incentive Program	Annual cash compensation with payouts tied to financial results and individual performance	Increase alignment with stockholders by providing a direct financial incentive to achieve annual corporate financial goals	Moderate to High

RSUs	Awards vest 25% on the first anniversary of the grant date and then in equal quarterly installments over the next 3 years	Provide alignment with stockholders and promote retention through the 4-year service-vesting requirement	Moderate

PSUs	Awards vest after 3 years subject to relative TSR performance against the companies in the Russell 3000 Index	Provide performance incentives and align executives’ interests with stockholders by rewarding sustained share price performance and promote retention through the service-vesting requirement	High
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
2019 Base Salary. The Compensation Committee annually reviews the base salaries of our executive officers, including the NEOs, and makes adjustments to base salaries as it determines to be necessary or appropriate. In February 2019, our Compensation Committee reviewed our executive officers’ base salaries in light of 2018 performance ratings, Meridian’s analysis identifying the median base salary ranges for each of our executive officers compared to their respective, or substantially similar, positions in the Peer Group or Radford’s Global Technology Survey, and general compensation trends in our industry. As a result of this review, the Committee decided to maintain 2019 base salaries at the same levels as in 2018. The following table reflects the highest annualized base salaries for each of our NEOs for each of the past two fiscal years:

Named Executive Officers	2018 Base Salary	2019 Base Salary	2019 Base Salary Percentage Change

Stephen Christopher Linthwaite President and CEO	$564,720	$564,720	—
Vikram Jog Chief Financial Officer	$362,274	$362,274	—
Colin McCracken Chief Commercial Officer	—	$335,000(1)	—
Bradley Kreger Senior Vice President, Global Operations	$325,000	$325,000	—
Nicholas Khadder Senior Vice President, General Counsel, and Secretary	$347,471	$347,471	—
_________________________

(1)	Mr. McCracken joined the Company on March 1, 2019. This represents Mr. McCracken’s annualized base salary at the time of hire.
Annual Cash Incentive Program
Our cash incentive program, which is adopted annually by the Compensation Committee pursuant to our Executive Bonus Plan, is intended to provide a significant portion of our executive officers’ potential compensation. In contrast to the longer term incentives of equity incentive awards, our cash incentive program is designed to ensure that our executive officers are focused on our near-term performance and on working together to achieve key identified corporate objectives, typically weighted toward financial objectives, during the applicable fiscal year. We believe the program supports our “pay-for-performance” culture.
2019 Cash Incentive Program. In late 2018 and early 2019, our Compensation Committee, in conjunction with Meridian, reviewed our annual cash incentive program to ensure its focus on the Company’s strategic imperatives and alignment with stockholder interests. The Committee structured the 2019 Cash Incentive Program with the objective of incentivizing revenue growth, cash management, and achievement of other strategic objectives applicable to each executive officer, described below under Individual Performance Goals.
Additionally, in an effort to increase the percentage of overall compensation that is tied to Company performance, the Compensation Committee increased the level of annual target cash incentive opportunity to 80.0% of base salary for our CEO and to between 50% and 55% for the other NEOs. The 2019 base salary, target cash incentive percentage, and target cash cash incentive amount for each NEO is set forth in the table below:

Named Executive Officer	Annualized Base Salary	Target Cash Incentive as a % of 2019 Base Salary	Target Cash Incentive Amount

Stephen Christopher Linthwaite	$564,720	80.0%	$451,776
Vikram Jog	$362,274	55.0%	$199,251
Colin McCracken(1)	$335,000	55.0%	$152,928
Bradley Kreger	$325,000	50.0%	$162,500
Nicholas Khadder	$347,471	50.0%	$173,735
_________________________

(1)
Mr. McCracken became eligible to participate in our 2019 Cash Incentive Program on his hire date in March 2019. The target cash incentive amount he was eligible to earn was based on his pro-rated salary from March to December 2019.

Cash Incentive Program Structure. Our 2019 Cash Incentive Program was based on the achievement of two corporate performance metrics—revenue and cash, weighted equally—and then adjusted in each case by an individual performance multiplier.
Corporate Performance Goals. The 2019 Cash Incentive Program was designed so that the bonus pool would fund at 100% if the Company achieved the revenue target of $128.3 million and the cash target of $71.6 million, with minimum thresholds of 90% of target revenue and 80% of target cash that had to be achieved in order to fund on a sliding scale up to 100%. If performance exceeded the target levels, the pool would be funded on a sliding scale based on the amount by which actual results exceeded the targets, up to a funding cap of 200% for substantial over-performance relative to target. No cash incentives would be paid under the 2019 Cash Incentive Program unless the minimum threshold revenue and cash conditions were satisfied.

Performance Measure	Weight	Threshold (% of Target)	Target ($M)	Maximum (% of Target)	FY2019 Result ($M)	Weighted Achievement vs. Target
Revenue	50%	90%	$128.3	120%	$117.2	6.8%
Cash	50%	80%	$71.6	136%	$60.7	11.9%
					Total Funding	18.7%
The Compensation Committee set the 2019 performance thresholds at amounts intended to incentivize revenue growth and effective operating expense and liquidity management, in each case above the performance levels actually achieved in 2018. The Company exceeded the minimum performance thresholds necessary to fund the 2019 Cash Incentive Program; however, as reflected below, the actual 2019 revenue and cash performance levels were achieved at 91.3% and 84.8% of target, respectively.
The following charts illustrate the performance targets set and the actual results achieved for the 2019 Cash Incentive Program as compared to the 2018 cash incentive program:

Revenue Performance
Target
Actual
$110.5
$113.0
$128.3
$117.2
Millions
2018
2019

Cash Performance
Target
Actual
$36.5
$38.3
$71.6
$60.7
Millions
2018
2019

Individual Performance Goals. Some of the individual performance objectives identified for each of the executive officers are summarized below.

Named Executive Officer	Title	Individual Performance Goals

Stephen Christopher Linthwaite	President and CEO	Revenue Creation, Investor Attraction/Retention, Expense Management
Vikram Jog	Chief Financial Officer	3-year Strategic Plan Development, Enterprise Risk Management (ERM), Extended Forecasting Accuracy
Colin McCracken	Chief Commercial Officer	Commercial Organization Development, Forecast Management, Revenue Development
Bradley Kreger	Senior Vice President, Global Operations	Current and Future ISO Compliance, Order & Inventory Management, Inventory Turn Management
Nicholas Khadder	Senior Vice President, General Counsel & Secretary	Compliance, Patent Application Process Oversight, Strategic Transactions

Cash Incentive Awards. In February 2020, the Compensation Committee reviewed and approved our performance against the revenue and cash targets. The achievement percentage associated with each target was determined by interpolating actual performance within the applicable performance range. In evaluating corporate performance relative to 2019 objectives, the Compensation Committee determined that the minimum threshold revenue and cash conditions had been satisfied, but that the Company had fallen short of both its revenue objective and its cash objective. The Committee then reviewed, with substantial input from Mr. Linthwaite with respect to the other executive officers, each executive officer’s individual performance based in large part on achievements in the functional department overseen by that officer. The Committee approved the individual performance modifiers proposed by Mr. Linthwaite with respect to the other executive officers, and approved Mr. Linthwaite’s individual performance modifier based on the Committee’s evaluation of his performance. The following table lists some of the key achievements supporting the Compensation Committee’s individual performance assessments for 2019.

Named Executive Officer	Key Achievements	Individual Performance Modifier

Stephen Christopher Linthwaite	• Achieved operating expense and gross margin targets • Recruited key talent (Executive and Board of Directors) • Recruited new sell side analyst coverage and new investors • Recognized as Top Employer: in December 2019, our Canadian operation cited as one of Greater Toronto’s Top Employers for 2020 • Delivered new product innovation, including 10 new products and top industry award for new product innovation for the 2nd consecutive year	100%
Vikram Jog	• Deleveraged debt for equity trade exceeded expectations and stimulated significant appreciation in stock value • Increased communication with investment community and exceeded expectations in increasing credibility and support from investors and auditors	116%
Colin McCracken	• Exceeded transition objectives with the departure of the prior CCO • Implemented improved global forecasting process including standardized reporting and sales training	124%
Bradley Kreger	• Achieved targeted productivity gains in 2019 above expectations despite significant challenges in the factory environment • Overachieved on the complicated function move of the reagents team from South San Francisco to two separate operations sites while maintaining move-related turnover below objective targets	136%
The following table sets forth the actual cash incentives awarded for the 2019 performance period to each of the NEOs other than Mr. Khadder, who resigned at the beginning of 2020 and was not eligible to receive a bonus.

Named Executive Officer	Target Cash Incentive Amount	Cash Incentive Awarded	Cash Incentive Awarded as a % of 2019 Target Cash Incentive

Stephen Christopher Linthwaite	$451,776	$84,482	18.7%
Vikram Jog	$199,251	$43,260	21.7%
Bradley Kreger	$162,500	$41,388	25.5%
Colin McCracken(1)	$152,928	$35,326	23.1%
Nicholas Khadder	$173,735	—	N.A.
_________________________

(1)
Mr. McCracken became eligible to participate in our 2019 executive cash incentive program on his hire date, March 1, 2019. The estimated future payout amount Mr. McCracken was eligible to earn was based on his salary, pro-rated by month, from March to December 2019.

Committee Discretion. Under the Executive Bonus Plan, the Compensation Committee retains discretion to pay or eliminate bonuses irrespective of achievement of the pre-established goals. We believe that maintaining this flexibility is helpful in ensuring that executive officers are neither rewarded nor penalized as a result of unusual circumstances not foreseeable at the time the goals were developed.

Long-Term Incentive Compensation
The largest component of our executive compensation program is long-term equity incentive awards. We believe that equity awards are an effective means of aligning the interests of executive officers and stockholders, rewarding executive officers for the Company’s success over the long term, and providing executive officers an incentive to remain with us. We have historically granted equity awards to new executive officers upon the commencement of their employment and consider additional grants to existing executive officers annually, based on our overall corporate performance, individual performance, and the executive officers’ existing equity grants and equity holdings.
2019 LTI Design
In 2019, the Compensation Committee granted 51% of target long-term incentive compensation in the form of PSUs and 49% in the form of time-based RSUs. The number of PSUs ultimately earned is calculated based on the TSR of our common stock as compared to the TSR of the companies in the Russell 3000 Index as of the beginning of 2019 (the “Russell 3000”) during the performance period from January 1, 2019 to December 31, 2021. The percentage of PSUs that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.

•	All LTI is subject to the executive officer’s continued service through the applicable vesting date(s).

•	RSUs generally vest 25% on the first anniversary of the grant date and then in equal installments on a quarterly basis over the next three years.

•
PSUs have two vesting components that must be met before the performance award vests: (i) a performance-based component and (ii) a time-based component. PSUs become eligible to vest at the end of 3 years subject to the Company’s relative TSR performance against the Russell 3000. The Compensation Committee established threshold, target and maximum relative TSR performance levels and established a payout percentage curve that relates each level of performance to a payout expressed as a percentage of the target PSUs, as illustrated in the table below:

	Relative TSR Rank	% PSUs Earned(1)
Below Threshold	< 25th Percentile	0%
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	75th Percentile	200%
_________________________

(1)
The number of PSUs that become eligible to vest (if any) will be linearly interpolated for relative TSR performance between the 25th and 50th percentile and for relative TSR performance between the 50th percentile and 75th percentile.

In the event of a change in control occurring before December 31, 2021, the performance period will end on the date of the closing of the change in control and the PSUs will vest based on the greater of (i) target and (ii) actual relative TSR rank over the shortened performance period, using an ending price equal to the per share amount payable to Company stockholders in the change in control.
2019 LTI Considerations
The 2019 executive LTI grants were approved by the Compensation Committee in February 2019. The Committee approved the LTI award opportunities for our executive officers other than the CEO based on the CEO’s recommendations and the factors described above in Compensation Philosophy and Objectives. In approving Mr. Linthwaite’s LTI award opportunity, the Compensation Committee contemplated the same philosophical factors as well as other considerations including:

•	the Company’s performance during Mr. Linthwaite’s tenure as CEO through the February 2019 grant date;

•	the Board’s desire to retain his leadership;

•	targeted market positioning as compared to an appropriately sized benchmarking peer group;

•	the fact that Mr. Linthwaite did not receive an increase to base salary for 2019; and

•	strengthened alignment of Mr. Linthwaite interests with those of the Company’s stockholders.
Further, 51% of the LTI grant was made in the form of PSUs that would only be earned upon the Company’s sustained relative TSR performance over three years. As indicated above, the current realizable value of this award (as with prior years’ LTI awards) is well below grant date levels, demonstrating the Compensation Committee’s commitment to linking pay with performance.
Grant Summary
The RSU and PSU awards granted to our NEOs in 2019 are set forth below.

	2019
Named Executive Officer	RSUs(1)	PSUs
Stephen Christopher Linthwaite	110,112	114,607
Vikram Jog	35,787	37,247
Colin McCracken	76,455(2)	25,500
Bradley Kreger	35,787	37,247
Nicholas Khadder(3)	33,034	34,382
_________________________

(1)	RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on February 20, 2020 and 1/16th of such shares vesting every three months thereafter until fully vested.

(2)	Includes 51,955 RSUs received as new hire grants under the 2017 Inducement Plan, 10,391 of which vested on June 10, 2019.

(3)	Mr. Khadder’s resignation from the Company in March 2020 resulted in the cancellation and forfeiture of 24,776 then-unvested RSUs and all of the PSUs.
Response to Stockholder Feedback
In 2019, one of our largest stockholders expressed uncertainty as to whether relative TSR performance against the Russell 3000 was the most appropriate metric for the PSUs granted to our executive officers and suggested a reexamination of the design for future PSU grants.
In response to the stockholder feedback, our Compensation Committee directed its independent compensation consultant, Meridian, to analyze potential changes to our PSU design for the upcoming 2020 LTI grants, including the feasibility of using an industry-specific relative TSR index in lieu of the Russell 3000 and the replacement of relative TSR with one or more absolute metrics.
The Compensation Committee then carefully considered the results of Meridian’s analysis, evaluating various alternatives, and determined that we would continue to use TSR as the performance measure for the PSUs granted to our executive officers in 2020, and that we would continue to use the Russell 3000 as the relative TSR comparator for such PSUs. The Committee made this determination, in part, because it believes that:

•	TSR encourages long-term strategic focus on creation of stockholder value beyond executives’ financial and operational targets;

•	the current PSU design requires Fluidigm to out-perform a broad market index; and

•	the analysis did not support a compelling reason to select an industry-specific comparison group over the Russell 3000.
The Compensation Committee also noted that, because the current PSU design was adopted in 2018 and no payouts have been realized to-date, no conclusion can yet be reached as to whether it is an effective measure of company performance.
Our Compensation Committee will continue to consider our stockholders’ views when making future decisions regarding the structure and implementation of our executive compensation program.

Guidelines and Policies
Executive Officer Stock Ownership Guidelines
Our Board has approved stock ownership guidelines for our executive officers to further align their interests with the interests of our stockholders.
Pursuant to the guidelines, our CEO is expected to accumulate and hold a number of shares of our common stock equal to the lesser of (i) that number of shares with a value equal to three times his annual base salary or (ii) 265,300 shares and to maintain this minimum amount of stock ownership throughout his tenure as CEO. Under the guidelines, our other key executive officers, including our NEOs other than the CEO, are expected to accumulate and hold a number of shares of our common stock equal to the lesser of (i) that number of shares with a value equal to his or her annual base salary, or (ii) the number of shares determined by dividing his or her then-current annual base salary by $6.14 and to maintain this minimum amount of stock ownership throughout his or her tenure as a covered key executive officer. For purposes of determining share ownership under the guidelines, shares owned includes shares owned outright and vested in-the-money stock options, but does not include value or shares attributable to unvested time vesting restricted stock, unvested and/or out-of-the money stock options and/or unearned performance shares.
Our key executive officers, including our CEO and our other NEOs, are expected to achieve the applicable level of ownership by the end of the fiscal year that follows the five-year anniversary of the date he or she becomes covered by the guidelines.
In the event such an executive officer falls out of compliance with the guidelines at any time, he or she will be required to maintain 50% of the shares (net of tax and exercise costs) acquired through vesting or exercise of awards until the guidelines are again satisfied. The guidelines include a once-met-always-met policy such that each executive officer covered by our guidelines will be deemed to satisfy the guideline if they hold at least the number of shares that, as of the first measurement date they comply with the guidelines, was equal to the guideline value (i.e., following the initial compliance, the policy for each executive officer will reset to the lesser of the guideline value or the number of shares that originally satisfied the guideline).
Clawback Policy
Our Board has adopted a compensation clawback policy pursuant to which we may seek the recovery of performance-based cash and equity incentive compensation paid to our CEO and to all officers who report directly to the CEO, including our NEOs. The clawback policy provides that if (i) we restate our financial statements as a result of a material error; (ii) the amount of cash incentive compensation or performance-based equity compensation that was paid or is payable based on achievement of specific financial results paid to a participant would have been less if the financial statements had been correct; (iii) no more than two years have elapsed since the original filing date of the financial statements upon which the incentive compensation was determined; and (iv) our Compensation Committee unanimously concludes, in its sole discretion, that fraud or intentional misconduct by such participant caused the material error and it would be in our best interests to seek from such participant recovery of the excess compensation, then our Compensation Committee may, in its sole discretion, seek repayment from such participant.
No Hedging or Pledging
The Company’s Insider Trading Policy prohibits all officers, directors, and other employees with access to sensitive Company information from engaging in any form of hedging transaction (derivatives, equity swaps, forwards, etc.) in the Company’s stock, including, among other things, short sales and transactions involving publicly traded options. In addition, such officers, directors, and employees are prohibited from holding the Company’s stock in margin accounts and from pledging the Company’s stock as collateral for loans. We believe that these policies further align the interests of our officers and directors with those of our stockholders.
Other Benefits
Change of Control and Severance Plan
Each of our executive officers participates in our Change of Control and Severance Plan adopted in August 2017, which provides for specified payments and benefits if the executive officer’s employment is terminated for a reason other than for cause, death or disability, or if the executive officer’s employment is terminated by the executive officer for good reason, with the payments and benefits provided generally greater if such termination occurs in connection with a change of control. The terms of our executive officers’ participation in the Change of Control and Severance Plan are described under the section entitled “Potential Payments upon Termination or Change of Control.”
Our Board concluded that it is in the best interests of our Company and our stockholders to provide assurances of specified benefits to certain of our employees, including our executive officers, whose employment is subject to being involuntarily terminated other than for death, disability, or cause or voluntarily terminated for good reason under the circumstances described in the plan. Our

Board determined to provide such executive officers with certain severance benefits upon their termination of employment without cause outside of the change of control context in order to provide executive officers with enhanced financial security and incentive to remain with our Company. In addition, we believe that providing for acceleration of equity awards if an executive officer is terminated following a change of control transaction aligns the executive officer’s interest more closely with those of other stockholders when evaluating the transaction rather than putting the executive officer at risk of losing the benefits of those equity incentives.
In determining the amount of cash payments, benefits coverage, and acceleration of vesting to be provided to executive officers upon termination, our Board considered the following factors:

•	the expected time required for an executive officer to find comparable employment following a termination event;

•
feedback received from potential candidates for executive officer positions at our Company as to the level of severance payments and benefits they would require in order to leave other employment and join our Company;

•
in the context of a change of control, the amount of vesting acceleration that would align the executive officer’s interests more closely with the interests of stockholders when considering a potential change of control transaction; and

•	the period of time following a change of control during which management positions are evaluated and subject to a heightened risk of elimination.
Split Dollar Life Insurance
The Company has entered into an agreement with our CEO, Mr. Linthwaite, to pay the full amount of the premium of a life insurance policy covering him with an initial face amount of $2,500,000. We entered into this agreement for the purposes of ensuring Mr. Linthwaite’s focus on increasing value for the stockholders. The value of the Company’s payment of such premiums is treated as taxable income to Mr. Linthwaite. In the event of Mr. Linthwaite’s death, Mr. Linthwaite’s designated beneficiaries will receive $2,000,000 of the proceeds from the life insurance policy, and the Company will receive the remainder of the proceeds. The Company is entitled to 100% of the policy’s cash value, less any policy loans and unpaid interest or prior cash withdrawals. The agreement will terminate upon the first to occur of: (i) Mr. Linthwaite’s termination of employment for any reason before age 65; (ii) Mr. Linthwaite’s reaching the age of 65 while employed by the Company; or (iii) the surrender, lapse, or other termination of the life insurance policy by the Company.
Employee Benefits
Executive officers are eligible to participate in all of our employee health and welfare plans, such as medical, dental, vision, group life, disability, accidental death and dismemberment insurance, as well as our 401(k) or comparable non-U.S. retirement plan, in each case on the same basis as our other employees, subject to applicable law. Subject to applicable limits, we match contributions made to U.S.-based employees’ 401(k) defined contribution plans up to a maximum of $3,000 per year. We also provide vacation and other paid holidays to all employees, including our executive officers, which we believe are comparable to those provided at peer companies.
Accounting and Tax Considerations
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we can deduct as a business expense in any year with respect to our CEO and certain of our other executive officers. While the Compensation Committee considers the deductibility of compensation as a factor in making compensation decisions, the Committee retains the flexibility to provide compensation that is consistent with our goals for our executive compensation program even if such compensation is not fully tax deductible.
Taxation of Nonqualified Deferred Compensation
Section 409A of the Code imposes additional taxes on certain non-qualified deferred compensation arrangements that do not comply with its requirements. These requirements regulate an individual’s election to defer compensation and the individual’s selection of the timing and form of distribution of the deferred compensation. Section 409A generally also provides that distributions of deferred compensation only can be made on or following the occurrence of certain events (i.e., the individual’s separation from service, a predetermined date, a change in control, or the individual’s death or disability). For certain executive officers, Section 409A requires that such individual’s distribution commence no earlier than six months after such officer’s separation from service. We have endeavored to structure our compensation arrangements to comply with Section 409A and will continue to do so. Further, we do not offer tax gross-ups related to Section 409A to any of our executive officers.

Accounting for Stock-Based Compensation
The impact of accounting treatment is considered in developing and implementing our compensation programs, including the accounting treatment as it applies to amounts awarded or paid to our executive officers.
Risk Management Considerations
In setting compensation, our Compensation Committee strives to create incentives that encourage a level of risk-taking consistent with our business strategy and to encourage a focus on building long-term value that does not encourage excessive risk-taking. In connection with its oversight of compensation-related risks, our Compensation Committee has reviewed our compensation programs and practices for employees, including executive and non-executive programs and practices. In its review, our Compensation Committee evaluated whether our policies and programs encourage unnecessary or excessive risk-taking and controls, and how such policies and programs are structured with respect to risks and rewards, as well as controls designed to mitigate any risks. As a result of this review, our Compensation Committee determined that any risks that may result from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee during our last fiscal year (which included Nicolas M. Barthelemy, Gerhard F. Burbach, Samuel D. Colella (until October 2019), and Carlos Paya) is, or was during 2019, an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Compensation Committee Report
The Compensation Committee oversees Fluidigm’s compensation policies, plans, and benefit programs. The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
The Compensation Committee
Nicolas Barthelemy (Chair)
Gerhard F. Burbach
Carlos Paya
The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other filing by Fluidigm under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent Fluidigm specifically incorporates the Compensation Committee Report by reference therein.

SUMMARY COMPENSATION TABLE FOR 2019
The following table provides information regarding the compensation of our CEO, Chief Financial Officer, and each of the next three most highly compensated executive officers during 2019. We refer to these individuals as our NEOs elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Stephen Christopher Linthwaite	2019	564,720	—	3,024,338	—	84,482	39,515(4)	3,713,055
President and CEO	2018	553,860	—	1,186,155	344,884	461,794	38,515	2,585,213
	2017	521,500	—	468,160	591,695	400,000	38,515	2,019,870
Vikram Jog	2019	362,274	—	982,911	—	43,260	3,000(5)	1,391,445
Chief Financial Officer	2018	355,979	122,122	341,734	99,312	204,390	2,000	1,125,539
	2017	344,592	—	213,136	272898	141,500	2,000	974,126
Colin McCracken(6)	2019	246,800(7)	—	1,504,474	—	35,326	125,164(8)	1,911,764
Chief Commercial Officer
Bradley Kreger(9)	2019	325,000	—	982,911	—	41,388	3,000(5)	1,352,299
Senior Vice President, Global Operations	2018	243,750	—	295,000	338,930	115,517	2,000	995,197

Nicholas Khadder(10)	2019	347,471	—	907,304	—	—	3,000(5)	1,257,775
Senior Vice President, General Counsel, and Secretary	2018	341,110	150,472	341,734	99,312	156,831	2,000	1,091,461
	2017	326,125	—	194,656	247,606	155,500	1,323	925,210
_________________________

(1)	Amounts represent the value of RSUs received pursuant to our retention bonus exchange program.

(2)
Amounts represent the aggregate grant date fair value of equity awards granted to the NEO in the year indicated (other than the new options granted in the 2017 option exchange program), calculated in accordance with FASB Topic ASC 718 without regard to estimated forfeitures. The 2019 and 2018 PSUs were valued on the target outcome of performance-based conditions (i.e., based on 100% achievement); the maximum achievable outcome for such PSUs is 200%. See Note 10 of the notes to our audited consolidated financial statements included in our Original 10-K for a discussion of assumptions made in determining the grant date fair value and compensation expense of our equity awards.

(3)
The amounts in this column represent total performance-based bonuses earned pursuant to our annual cash incentive program under the Executive Bonus Plan for service rendered during the applicable year. All such amounts were paid subsequent to year end. For a description of our annual cash incentive program, please see the section entitled “Annual Cash Incentive Program” under “Compensation Discussion and Analysis” above.

(4)
Consists of Company contributions of $3,000 made to Mr. Linthwaite’s 401(k) defined contribution plan, $27,500 of payments made by the Company for life insurance policy premiums, and $9,015 of payments made by the Company in disability insurance premiums.

(5)	Consists of Company contributions made to the applicable NEO’s 401(k) defined contribution plan.

(6)	Mr. McCracken joined Fluidigm as Chief Commercial Officer in March 2019.

(7)
Based on conversion of British Pounds (GBP) to US Dollars (USD) from March 1, 2019 to August 31, 2019 at a rate of 1 GBP to 1.2774 USD, and conversion of Canadian Dollars (CAD) to USD from September 1, 2019 to December 31, 2019 at a rate of 1 CAD to 0.7539 USD, the average exchange rates for the period beginning January 1, 2019 to December 31, 2019.

(8)
Consists of Company contributions of $13,715 made to Mr. McCracken’s UK pension plan from March 1, 2019 to August 31, 2019, $1,900 of payments made by the Company for Canadian comprehensive medical coverage premiums from September 1, 2019 to December 31, 2019, $64,615 of payments made by the Company for relocation expenses, $6,860 of payments made by the Company for car allowance, $31,500 of payments made by the Company for living expenses, and $6,574 of payments made by the Company for education and tuition amounts for Mr. McCracken’s dependent child.

(9)	Mr. Kreger joined Fluidigm as Senior Vice President, Global Operations in April 2018.

(10)	Mr. Khadder’s resignation from the Company in March 2020 resulted in the forfeiture of all of his then-unvested equity awards.

GRANTS OF PLAN BASED AWARDS
The following table presents information concerning each grant of an award made to an NEO in 2019 under any plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payments Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Stephen Christopher Linthwaite	02/05/2019(3)	406,598	451,776	1,129,440	—	—	—	—	—
	02/19/2019	—	—	—	57,303	114,607	229,214	—	1,897,892
	02/19/2019	—	—	—	—	—	—	110,112(4)	1,126,446
Vikram Jog	02/05/2019(3)	179,325	199,251	498,126	—	—	—	—	—
	02/19/2019	—	—	—	18,623	37,247	74,494	—	616,810
	02/19/2019	—	—	—	—	—	—	35,787(4)	366,101
Colin McCracken	02/05/2019(3)(5)	137,635	152,928	382,319	—	—	—	—	—
	03/10/2019	—	—	—	—	—	—	41,564(6)	485,883
	03/10/2019	—	—	—	—	—	—	10,391(6)	121,471
	04/30/2019	—	—	—	12,750	25,500	51,000	—	560,490
	04/30/2019	—	—	—	—	—	—	24,500(4)	336,630
Bradley Kreger	02/05/2019(3)	146,250	162,500	406,250	—	—	—	—	—
	02/19/2019	—	—	—	18,623	37,247	74,494	—	616,810
	02/19/2019	—	—	—	—	—	—	35,787(4)	366,101
Nicholas Khadder	02/05/2019(3)	156,362	173,735	434,338	—	—	—	—	—
	02/19/2019	—	—	—	17,191	34,382	68,764	—	569,366
	02/19/2019	—	—	—	—	—	—	33,034(4)	337,938
_________________________

(1)
The target amounts shown in this column reflect our annual incentive plan awards provided under our 2019 Cash Incentive Program. The maximum amounts in this column reflect the greatest payouts that could be made if pre-established maximum performance levels were met or exceeded. Actual 2019 Cash Incentive Program payouts are reflected in the non-equity incentive plan compensation column of the Summary Compensation Table.

(2)
All amounts reported represent the grant date fair value of the equity awards, calculated in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. See Note 10 of the notes to our audited consolidated financial statements included in our Original 10-K for a discussion of assumptions made in determining the grant date fair value.

(3)
Corresponds to the date on which our Compensation Committee set the target cash incentive amounts payable to each of our executive officers pursuant to our 2019 Cash Incentive Program. Under our 2019 Cash Incentive Program, the payouts were based on achievement of Company and individual performance goals, as discussed in the section of our Compensation Discussion & Analysis titled “2019 Cash Incentive Program — Cash Incentive Program Structure.”

(4)	Represents awards granted under our 2011 Equity Incentive Plan.

(5)	Mr. McCracken joined Fluidigm as Chief Commercial Officer on March 1, 2019 and was eligible to participate in the 2019 Cash Incentive Program as of his start date.

(6)	Represents awards granted under our 2017 Inducement Award Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2019
The following table presents information concerning unexercised options and unvested stock awards outstanding as of December 31, 2019 for each NEO. Each outstanding equity award was granted pursuant to our 2011 Equity Incentive Plan except where indicated. Vesting in all instances is subject to the NEO’s continued service through the applicable vesting date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Stephen Christopher	110,833(2)	29,167	—	4.99	11/8/2026	22,167(3)	77,141	—	—
Linthwaite	138,174(4)	51,326	—	6.16	2/13/2027	78,128(5)	271,885	—	—
	46,666(6)	23,334	—	5.13	9/20/2027	110,112(7)	383,190	—	—
	41,786(8)	53,714	—	6.33	3/19/2028	—	—	54,500(9)	189,660
	—	—	—	—	—	—	—	114,607(10)	398,832
Vikram Jog	63,728(4)	23,672	—	6.16	2/13/2027	226(11)	786	—	—
	1,027(6)	514	—	5.13	9/20/2027	10,092(3)	35,120	—	—
	1,382(6)	691	—	5.13	9/20/2027	22,510(5)	78,335	—	—
	2,296(6)	1,148	—	5.13	9/20/2027	35,787(7)	124,539	—	—
	4,406(6)	2,203	—	5.13	9/20/2027	—	—	15,700(9)	54,636
	5,960(6)	2,981	—	5.13	9/20/2027	—	—	37,247(10)	129,620
	644(6)	323	—	5.13	9/20/2027	—	—	—	—
	12,033(8)	15,467	—	6.33	3/19/2028	—	—	—	—
Colin McCracken	—	—	—	—	—	41,564(12)(13)	144,643	—	—
	—	—	—	—	—	24,500(13)	85,260	—	—
	—	—	—	—	—	—	—	25,500(10)	88,740
Bradley Kreger	41,673(12)(14)	58,327	—	5.90	4/30/2028	31,250(12)(15)	108,750	—	—
	—	—	—	—	—	35,787(7)	124,539	—	—
	—	—	—	—	—	—	—	37,247(10)	129,620
Nicholas Khadder(16)	9,000(6)	4,500	—	5.13	9/20/2027	1,575(17)	5,481	—	—
	37,762(6)	18,881	—	5.13	9/20/2027	9,217(3)	32,075	—	—
	12,033(8)	15,467	—	6.33	3/19/2028	22,510(5)	78,335	—	—
	—	—	—	—	—	33,034(7)	114,958	—	—
	—	—	—	—	—	—	—	15,700(9)	54,636
	—	—	—	—	—	—	—	34,382(10)	119,649
_________________________

(1)
Based on the closing price of our common stock of $3.48 per share on December 31, 2019, as reported on the Nasdaq Global Select Market, and the number of RSUs and PSUs that had not vested as of December 31, 2019.

(2)	The option vests over four years, with 1/4th of the total number of shares subject thereto vesting on October 19, 2017 and 1/48th of such shares vesting monthly thereafter until fully vested.

(3)	The RSUs vest over four years, with 1/12th of the total number of shares subject thereto vesting on May 20, 2017 and 1/16th of such shares vesting every three months thereafter until fully vested.

(4)	The option vests over four years, with 5/16th of the total number of shares subject thereto vesting on March 1, 2018 and 1/48th of such shares vesting monthly thereafter until fully vested.

(5)	The RSUs vest over four years, with 1/16th of the total number of shares subject thereto vesting on August 20, 2018 and 1/16th of such shares vesting every three months thereafter until fully vested.

(6)
The option vests over four years, with 1/12th of the total number of shares subject thereto vesting on February 20, 2018 and 1/12th of such shares vesting every three months thereafter until fully vested.

(7)	The RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on February 20, 2020 and 1/16th of such shares vesting every three months thereafter until fully vested.

(8)	The option vests over four years, with 1/4th of the total number of shares subject thereto vesting on March 19, 2019 and 1/48th of such shares vesting monthly thereafter until fully vested.

(9)
These PSUs become eligible to vest at the end of three years subject to the Company’s relative TSR performance against the Russell 3000 Index as of the beginning of 2018 during the performance period from January 1, 2018 to December 31, 2020. The percentage of PSUs that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.

(10)
These PSUs become eligible to vest at the end of three years subject to the Company’s relative TSR performance against the Russell 3000 Index as of the beginning of 2019 during the performance period from January 1, 2019 to December 31, 2021. The percentage of PSUs that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.

(11)	The RSUs vest over four years, with 1/12th of the total number of shares subject thereto vesting on May 20, 2016 and 1/16th of such shares vesting every three months thereafter until fully vested.

(12)	Represents RSUs granted under our 2017 Inducement Plan.

(13)	The RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on May 20, 2020 and 1/16th of such shares vesting every three months thereafter until fully vested.

(14)	The option vests over four years, with 1/4th of the total number of shares subject thereto vesting on April 2, 2019 and 1/48th of such shares vesting monthly thereafter until fully vested.

(15)	The RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on May 20, 2019 and 1/16th of such shares vesting every three months thereafter until fully vested.

(16)	Mr. Khadder’s resignation from the Company in March 2020 resulted in the forfeiture of all of his unvested equity awards.

(17)	The RSUs vest over four years, with 7/24th of the total number of shares subject thereto vesting on August 20, 2017 and 1/16th of such shares vesting every three months thereafter until fully vested.

OPTION EXERCISES AND STOCK VESTED IN 2019
The following table provides additional information about the value realized by the NEOs upon option award exercises and the vesting of RSU awards during the year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Stephen Christopher Linthwaite	—	—	50,248	392,688
Vikram Jog	—	—	19,205	150,683
Colin McCracken	—	—	10,391	133,940
Bradley Kreger	—	—	18,750	177,813
Nicholas Khadder	—	—	19,604	153,205
_________________________

(1)	Value realized on vesting of stock awards is based on the closing price of our common stock on the vesting date and does not necessarily reflect actual proceeds received.
As of December 31, 2019, our NEOs had not been awarded any equity awards other than RSUs and PSUs.
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for our employees and no NEOs participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2019.
Potential Payments Upon Termination or Change of Control
The Compensation Committee has approved a Change of Control and Severance Plan (the “Severance Plan”) under which our NEOs, other executive officers, and certain other designated employees are eligible to receive severance benefits.
We adopted the Severance Plan because we recognize that we will from time to time consider the possibility of an acquisition by another company or other change of control transaction and that such consideration can cause such executive officers to consider alternative employment opportunities.
We have entered into individual participation agreements with each of our NEOs under our Change of Control and Severance Plan (our “Severance Plan”), which provides for the following payments and benefits if the NEO’s employment with us is terminated in certain circumstances.
Under the Severance Plan, if any NEO’s employment is terminated outside of the period beginning 3 months before a change of control (as defined in the Severance Plan) and ending 12 months after a change of control (such period, the “Change of Control Period”) for a reason other than cause or the NEO’s death or disability (as such terms are defined in the Severance Plan), then, subject to the Severance Conditions (as defined below), the NEO will be entitled to receive the following severance benefits:

•
Continued payments (less applicable withholdings) totaling 75% of the NEO’s annual base salary in effect as of the date of termination in equal installments over a period of nine months (or, in the case of our CEO, 200% of his annual base salary paid in equal installments over a period of 24 months) following his termination.

•
Reimbursement of costs of continued health coverage for the NEO, his or her spouse, and/or his or her dependents, as applicable, for a period of up to 9 months (or, in the case of our CEO, 12 months) following termination.

•	Reasonable outplacement services in accordance with any applicable policy of ours that is in effect as of the NEO’s termination (or if no such policy is in effect, as determined by us).
Under the Severance Plan, if any NEO’s employment is terminated within the Change of Control Period either (i) by us for a reason other than cause or the NEO’s death or disability or (ii) by the NEO for good reason (as defined in the NEO’s participation agreement under the Severance Plan), then, subject to the Severance Conditions, the NEO will be entitled to receive the following severance benefits:

•
A lump-sum payment (less applicable withholdings) totaling 150% (or, in the case of our CEO, 200%) of the sum of (x) his or her annual base salary (as in effect immediately before termination or immediately before the change of control, whichever is higher) plus (y) the greater of (A) his or her annual target cash incentive (as in effect immediately before termination or immediately before the change of control, whichever is higher) or (B) the average of the annual cash incentives actually paid to him or her for the three fiscal years preceding the year in which his or her termination occurs.

•
Reimbursement of costs of continued health coverage for the NEO, his or her spouse, and/or his or her dependents, as applicable, for a period of up to 18 months (or, in the case of our CEO, 24 months) following termination.

•
100% vesting acceleration of his or her then-outstanding and unvested equity awards, provided that, if an equity award is to vest and/or the amount of the award to vest is to be determined based on the achievement of performance criteria, then, unless otherwise provided in the applicable equity award agreement, 100% of such equity award will vest assuming the applicable performance criteria had been achieved at target levels for the relevant performance period(s).

•
Reasonable outplacement services in accordance with any applicable policy of ours that is in effect as of the NEO’s termination (or if no such policy is in effect, as determined by us), except that such outplacement services will be in no case less than the outplacement services provided under any applicable policy of ours that is in effect immediately prior to the applicable change of control.

The Severance Plan superseded the severance benefits provided to our NEOs under the Company’s previous existing forms of amended and restated employment and severance agreement. To receive the Severance Plan benefits, the NEO would also be required sign and not revoke a separation and release of claims agreement in a form reasonably satisfactory to us within the period set forth in the Severance Plan and be in compliance with any confidentiality, proprietary information and inventions assignment agreement and any other appropriate agreement between the NEO and us (together, the “Severance Conditions”).
If any of the severance and other benefits provided for in the Severance Plan or otherwise payable to a NEO (“280G Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to excise tax under Section 4999 of the Internal Revenue Code, then the 280G Payments will be delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to excise tax, whichever results in the greater amount of after-tax benefits to such NEO. The Severance Plan does not require us to provide any tax gross-up payment to any NEO participating in the Severance Plan.
Subject to earlier termination in accordance with the terms and conditions of the Severance Plan, the Severance Plan will automatically terminate 3 years following its adoption by the Compensation Committee, but if a change of control occurs, the expiration date of the Severance Plan will be extended automatically through the date 12 months following a change of control.
The following table describes the payments and benefits that each of our NEOs would be entitled to receive pursuant to the Severance Plan, assuming that each of the following triggers occurred on December 31, 2019: (i) their employment was terminated for a reason other than for “cause” or the NEO’s death or “disability” more than 3 months prior to or after 12 months following a “change of control” and (ii) their employment was terminated for a reason other than for “cause” or the NEO’s death or “disability” or by them for “good reason” within 3 months prior to or 12 months following a “change of control.”

	Employment Terminated for Reason Other than Cause, Death, or Disability More Than 3 Months Prior to, or More Than 12 Months After, a Change of Control		Employment Terminated for Reason Other Than Cause, Death or Disability Within 3 Months Prior to or 12 Months After a Change of Control(1)
Name	Severance Payments ($)	Health Care Benefits ($)	Equity Acceleration ($)(2)	Severance Payments ($)	Health Care Benefits ($)
Stephen Christopher Linthwaite	1,129,440(3)	28,346(4)	1,320,709	2,032,992(5)	56,691(6)
Vikram Jog	271,706(7)	21,259(8)	423,036	842,286(9)	42,518(10)
Colin McCracken	251,250(7)	2,689(11)	318,643	778,875(9)	5,378(12)
Bradley Kreger	243,750(7)	21,259(8)	362,908	731,250(9)	42,518(10)
Nicholas Khadder	260,603(7)	21,259(8)	405,135	781,809(9)	42,518(10)
_________________________

(1)	Includes termination of the employee’s employment by the Company or its successor without “cause” and termination by the employee for “good reason.”

(2)
We estimate the value of the acceleration of options and RSUs held by the NEO based on the closing stock price of our common stock of $3.48 per share on December 31, 2019, as reported on the Nasdaq Global Select Market, and the number of unvested in-the-money options and shares held by such NEO as of December 31, 2019.

(3)	The amount shown is equal to 200% of Mr. Linthwaite’s annual base salary as of December 31, 2019.

(4)
The amount shown is equal to the cost of covering Mr. Linthwaite and his eligible dependents under our benefit plans for a period of 12 months, assuming that such coverage is timely elected under COBRA.

(5)	The amount shown is equal to 200% of the sum of (a) Mr. Linthwaite’s annual base salary as of December 31, 2019, plus (b) his annual target cash incentive as of December 31, 2019.

(6)
The amount shown is equal to the cost of covering Mr. Linthwaite and his eligible dependents under our benefit plans for a period of 24 months, assuming that such coverage is timely elected under COBRA.

(7)	The amount shown is equal to 75% of the NEO’s annual base salary as of December 31, 2019.

(8)
The amount shown is equal to the cost of covering the NEO and his eligible dependents under our benefit plans for a period of nine months, assuming that such coverage is timely elected under COBRA for such U.S.-based NEO.

(9)	The amount shown is equal to 150% of the sum of (a) the NEO’s annual base salary as of December 31, 2019, plus (b) his annual target cash incentive as of December 31, 2019.

(10)
The amount shown is equal to the cost of covering the NEO and his eligible dependents under our benefit plans for a period of 18 months, assuming that such coverage is timely elected under COBRA for such U.S.-based NEO.

(11)
The amount shown is equal to the cost of covering Mr. McCracken and his eligible dependents under our Canadian benefit plans for a period of 9 months. Based on conversion of Canadian Dollars (CAD) to USD at a rate of 1 CAD to 0.7539 USD, the average exchange rates for the period beginning January 1, 2019 to December 31, 2019.

(12)
The amount shown is equal to the cost of covering Mr. McCracken and his eligible dependents under our Canadian benefit plans for a period of 18 months. Based on conversion of CAD to USD at a rate of 1 CAD to 0.7539 USD, the average exchange rates for the period beginning January 1, 2019 to December 31, 2019.

In addition to the benefits described above, our 2011 Equity Incentive Plan, 2009 Equity Incentive Plan, and 2017 Inducement Award Plan provide for full acceleration of all outstanding options in the event of a change of control of our Company where the successor company does not assume our outstanding options and other awards in connection with such acquisition transaction. We estimate the value of this benefit for each NEO to be equal to the amount listed above in the column labeled “Equity Acceleration.”

CEO PAY RATIO
Under rules adopted pursuant to the Dodd-Frank Act, we are required to calculate and disclose the total compensation paid to our median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our CEO (the “CEO Pay Ratio”). The paragraphs that follow describe our methodology and the resulting CEO Pay Ratio.
Measurement Date
We identified the median employee using our employee population on December 31, 2019 (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis).
Consistently Applied Compensation Measure
Under the relevant rules, we are required to identify the median employee by use of a “consistently applied compensation measure” (“CACM”). We chose a CACM that closely approximates the annual target total direct compensation of our employees. Specifically, we identified the median employee by aggregating, for each employee as of December 31, 2019: (i) annual base pay, (ii) annual target cash incentive opportunity, and (iii) the grant date fair value for equity awards granted in 2019. In identifying the median employee, we converted compensation amounts paid in foreign currencies based on the applicable year-to-date average exchange rate as of December 31, 2019, and annualized the compensation values of individuals that joined our Company during 2019. Pursuant to the de minimis exemption, we excluded 11 employees based in Japan as of December 31, 2019. As there were an even number of employees, two individuals were identified as the median. We selected from among these a U.S.-based individual whose annual total compensation for 2019 was within 1% of the CACM.
Methodology and Pay Ratio
After applying our CACM methodology, we identified the two median employees. As a result, we selected the individual who is a U.S. employee and whose compensation was closest to the CACM estimate. Once the median employee was identified, we calculated the median employee’s annual target total direct compensation in accordance with the requirements of the Summary Compensation Table.
Our median employee compensation in 2019 as calculated using Summary Compensation Table requirements was $100,351. Our CEO’s compensation in 2019 as reported in the Summary Compensation Table was $3,713,055. Therefore, our CEO Pay Ratio for 2019 is 37:1.
This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with the SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the Compensation Committee nor management of the Company used the CEO Pay Ratio measure in making compensation decisions.

COMPENSATION OF NON-EMPLOYEE DIRECTORS
Compensation Policy
Non-employee directors receive an annual retainer for service on our Board and an annual retainer for service on committees of the Board as set forth below:

Annual cash retainer for each non-employee director	$40,000
Annual cash retainer for each Audit Committee Member	$10,000
Annual cash retainer for each Compensation Committee member	$7,000
Annual cash retainer for each Nominating and Corporate Governance Committee member	$5,000
Additional cash retainer for chairmanship of the Board	$40,000
Additional cash retainer for chairing the Audit Committee	$10,000
Additional cash retainer for chairing the Compensation Committee	$8,000
Additional cash retainer for chairing the Nominating and Corporate Governance Committee	$5,000

We have also adopted an outside director equity compensation policy (the “Compensation Policy”) to formalize the granting of equity compensation to non-employee directors under the Fluidigm Corporation 2011 Equity Incentive Plan (the “Equity Incentive Plan”). As amended in April 2019, the Compensation Policy provides for automatic equity awards as set forth below:

		Grant Date Value:
Type of Award	Description	Restricted Stock Units (RSUs)	Stock Options
Initial Awards	Granted to new non-employee directors upon initial election / appointment	$55,000	$55,000
Annual Awards	Granted to continuing non-employee directors on the date of each annual meeting of the Company’s stockholders following election / appointment	$50,000	$50,000
Non-employee directors are eligible to receive all types of awards under the Equity Incentive Plan except for incentive stock options, and may receive discretionary awards not covered by the Compensation Policy.
The exercise price of all stock options granted pursuant to the Compensation Policy will be 100% of the fair market value of our common stock on the date of grant and the term of all stock options will be ten years.
All awards granted to non-employee directors under the Equity Incentive Plan are subject to vesting, conditioned upon the recipient’s continued service on the board through the applicable vesting date, as set forth below.

•	Initial Option Awards and Initial RSU Awards vest in equal annual installments over four years.

•	Annual Option Awards vest and become exercisable in 12 equal monthly installments.

•	Annual RSU Awards vest in full on the earlier to occur of (i) the first anniversary of the grant date and (ii) one day prior to the date of the Company’s next annual meeting of stockholders.
Non-employee directors are permitted to defer the settlement of their vested RSU awards-including RSUs elected in lieu of cash retainers-until the earlier to occur of (i) a qualifying change in control and (ii) termination of service as a board member.
The administrator of the Equity Incentive Plan, in its discretion, may change or otherwise revise the terms of awards granted under the Compensation Policy.
In the event of a “change of control” as defined in the Equity Incentive Plan, all unvested equity awards then held by non-employee directors will vest fully and become exercisable as to all shares thereunder regardless of performance goals, vesting criteria, or other conditions.
RSUs in Lieu of Cash and RSU Deferral
Non-employee directors have the option to elect to receive an RSU award in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-employee director, chairperson of the board, or chair or member of any Board committee. RSUs elected in lieu of payments in cash vest quarterly but settlement of such RSUs can be deferred as described below.

Each non-employee director may elect to defer settlement of his or her RSU grants until the earlier of the termination of his or her service on our Board or a qualifying change in control.
Non-Employee Director Stock Ownership Guidelines
Our Board has approved stock ownership guidelines for our non-employee directors to further align their interests with the interests of our stockholders.
Pursuant to the guidelines, each non-employee director is expected to accumulate and hold a number of shares of our common stock equal to the lesser of (i) that number of shares with a value equal to three times his or her Board cash retainer or (ii) 19,540 shares, and to maintain this minimum amount of stock ownership during the director’s tenure on the Board. For purposes of determining stock ownership pursuant to the guidelines, we include shares owned outright and vested in-the-money stock options, but do not include value or shares attributable to unvested time vesting restricted stock, unvested and/or out-of-the money stock options and/or unearned performance shares. Our non-employee directors are expected to achieve the applicable level of ownership by the end of the fiscal year that follows the five-year anniversary of the date he or she becomes covered by the guidelines.
Non-employee directors are not required to purchase shares on the open market in order to comply with the guidelines. In the event a non-employee director falls out of compliance with the guidelines at any time, he or she will be required to maintain 50% of the shares (net of tax and exercise costs) acquired through the vesting or exercise of awards until the guidelines are again satisfied. The guidelines include a once-met-always-met policy such that each non-employee director will be deemed to satisfy the guideline if they hold at least the number of shares that, as of the first measurement date they comply with the guidelines, was equal to the guideline value (i.e., following the initial compliance, the policy for each non-employee director will reset to the lesser of the guideline value or the number of shares that originally satisfied the guideline).

2019 Director Compensation
The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our Board for the year ended December 31, 2019. The table excludes Mr. Linthwaite, who was a named executive officer and did not receive any compensation from us in his role as a director in 2019.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Nicolas M. Barthelemy	59,750	53,466	49,999	163,215
Gerhard F. Burbach	61,000	53,466	49,999	164,465
Laura M. Clague	50,000	53,466	49,999	153,465
Samuel D. Colella	96,993(2)	53,466	49,999	200,458
Bill W. Colston	22,500	53,811	54,998	131,309
Patrick S. Jones	60,000	53,466	49,999	163,465
Carlos Paya	50,494(2)	53,466	49,999	153,959
_________________________

(1)
Amounts represent the aggregate grant date fair value of the option award and RSU awards, as applicable, calculated in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures. See Note 9 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options and RSU awards.

(2)	Amount includes RSUs received in lieu of cash fees for 2019.
Director Equity Awards
The aggregate number of shares underlying stock options outstanding at December 31, 2019 for each non-employee director was as follows:

	Aggregate Number of Shares Underlying Stock Options Outstanding as of December 31, 2019	Aggregate Number of Shares Underlying RSUs Outstanding as of December 31, 2019
Nicolas M. Barthelemy	40,396	8,987
Gerhard F. Burbach	92,396	34,202(1)
Laura M. Clague	21,796	13,987(1)
Samuel D. Colella	26,796	3,987
Bill W. Colston	8,724	4,663
Patrick S. Jones	116,396	3,987
Carlos Paya	40,396	8,987
_________________________

(1)	Amount includes RSUs with respect to which settlement has been deferred.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes the number of outstanding options and RSUs granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2019. A description of each of our equity compensation plans is incorporated by reference to Note 10 to the consolidated financial statements set forth in our Original 10-K.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2009 Equity Incentive Plan(1)	27,904	$7.15	—
2011 Equity Incentive Plan	4,598,599	$8.05	5,312,076
2017 Employee Stock Purchase Plan	—	—	401,265
Equity compensation plans not approved by security holders
DVS Sciences, Inc. 2010 Equity Incentive Plan(2)	22,918	$0.94	—
2017 Inducement Award Plan(3)	539,064	$6.30	—
Total	5,188,485	$7.78
_______________________

(1)
The 2009 Equity Incentive Plan was replaced by the 2011 Equity Incentive Plan in February 2011. A total of 55,423 shares remaining available for grant under the 2009 Equity Incentive Plan were transferred to the 2011 Equity Incentive Plan and the 2009 Equity Incentive Plan was terminated for any new grants.

(2)	Represents awards assumed in connection with our acquisition of DVS Sciences, Inc. in February 2014.

(3)	The Fluidigm 2017 Inducement Award Plan was terminated in June 2019 for any new grants.

Security Ownership of Certain Beneficial Owners and Management
Except as indicated by the footnotes below, the following table sets forth information as of April 13, 2020 concerning:
•Each person we believe to be the beneficial owner of more than five percent of our common stock;
•Each of our directors and nominees for the Board;
•Each of our NEOs; and
•All of our directors and executive officers as a group.
Unless otherwise noted below, the address of each person listed on the table is c/o Fluidigm Corporation, 2 Tower Place, Suite 2000, South San Francisco, California 94080.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as otherwise indicated, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 70,706,062 shares of common stock outstanding at April 13, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable, options held by that person that are exercisable within 60 days of April 13, 2020, and RSUs that are scheduled to vest within 60 days of April 13, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
The information provided in the table is based on our records, information filed with the SEC, and information provided to Fluidigm, except where otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Indaba Capital Management, L.P.(1)	7,278,524	9.7%
PRIMECAP Management Company(2)	6,477,843	9.2%
Neuberger Berman Group LLC(3)	5,669,341	8.0%
BlackRock, Inc.(4)	5,290,321	7.5%
Levin Easterly Partners LLC(5)	5,128,573	7.3%
The Vanguard Group(6)	4,409,776	6.2%
Directors and NEOs:
Stephen Christopher Linthwaite(7)	613,383	*
Nicolas M. Barthelemy(8)	177,069	*
Gerhard F. Burbach(9)	134,598	*
Laura M. Clague(10)	17,033	*
Samuel D. Colella(11)	249,843	*
Bill W. Colston	—	—
Patrick S. Jones(12)	139,483	*
Carlos V. Paya(13)	79,989	*
Vikram Jog(14)	220,666	*
Nicholas S. Khadder(15)	116,464	*
Bradley Kreger(16)	78,936	*
Colin McCracken(17)	22,023	*
All current directors and executive officers as a group (12 persons)(18)	831,659	2.6%
_______________________
*Less than one percent.

(1)
Information is as of December 31, 2019, the latest date for which information is available to the Company. According to a Schedule 13G filed jointly by Indaba Capital Management, L.P., IC GP, LLC (“IC GP”), Indaba’s sole general partner, and Derek C. Schrier, the managing member of IC GP, shared voting and dispositive power is held with respect with respect to all of such shares. Reported shares include

3,955,536 shares issuable upon conversion of our 5.25% Convertible Senior Notes due 2024. Percentage beneficially owned is based on 74,661,598 outstanding shares. Indaba’s address is One Letterman Drive, Building D, Suite DM700, San Francisco, CA 94129.

(2)
Information is as of December 31, 2019, the latest date for which information is available to the Company. According to a Schedule 13G/A filed by PRIMECAP Management Company, which identified itself as an investment adviser, sole voting and dispositive power is held with respect to all of such shares. PRIMECAP’s address is 177 E. Colorado Blvd., 11th Floor, Pasadena, CA 91105.

(3)
Information is as of December 31, 2019, the latest date for which information is available to the Company. According to a Schedule 13G/A filed jointly by Neuberger Berman Group LLC, which identified itself as a parent holding company, and Neuberger Berman Investment Advisers LLC, which identified itself as an investment adviser, shared dispositive power is held with respect to all of such shares and shared voting power is held with respect to 4,622,395 shares. Neuberger Berman’s address is 1290 Avenue of the Americas, New York, NY 10104.

(4)
Information is as of December 31, 2019, the latest date for which information is available to the Company. According to a Schedule 13G filed by BlackRock, Inc., which identified itself as a parent holding company, sole dispositive power is held with respect to all of such shares and sole voting power is held with respect to 5,186,586 shares. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.

(5)
Information is as of December 31, 2019, the latest date for which information is available to the Company. According to a Schedule 13G/A filed jointly by Levin Easterly Partners LLC (which identified itself as an investment adviser), LE Partners Holdings LLC, LE Partners Holdings II LLC, LE Partners Holdings III LLC, LE Partners Holdings IV LLC, John “Jack” Murphy, Darrell Crate, and Avshalom Kalichstein, shared dispositive power is held with respect all of such shares and shared voting power is held with respect to 4,065,867 shares. Levin Easterly’s address is 595 Madison Avenue, 17th Floor, New York, NY 10022.

(6)
Information is as of December 31, 2019, the latest date for which information is available to the Company. According to a Schedule 13G filed by The Vanguard Group, which identified itself as an investment adviser, sole voting power is held with respect to 147,604 shares, shared voting power is held with respect to 5,387 shares, sole dispositive power is held with respect to 4,264,839 shares, and shared dispositive power is held with respect to 144,937 shares. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(7)
Consists of 196,593 shares held by Stephen Christopher Linthwaite, options to purchase 397,346 shares of common stock that are exercisable within 60 days of April 13, 2020, and 19,444 RSUs scheduled to vest within 60 days of April 13, 2020.

(8)
Consists of 136,436 shares held by the Barthelemy 2001 Trust, of which Mr. Barthelemy is a trustee, options to purchase 36,646 shares of common stock that are exercisable within 60 days of April 13, 2020, and 3,987 RSUs that are scheduled to vest within 60 days of April 13, 2020.

(9)
Consists of 8,000 shares held by Gerhard F. Burbach, options to purchase 92,396 shares of common stock that are exercisable within 60 days of April 13, 2020, and 30,215 RSUs that are vested or scheduled to vest within 60 days of April 13, 2020 and with respect to which Mr. Burbach has deferred settlement as described in “Compensation of Directors - RSUs in Lieu of Cash and RSU Deferral.”

(10)
Consists of options to purchase 10,546 shares of common stock that are exercisable within 60 days of April 13, 2020, and 6,487 RSUs that are vested or scheduled to vest within 60 days of April 13, 2020 with respect to which Ms. Clague has deferred settlement as described in “Compensation of Directors - RSUs in Lieu of Cash and RSU Deferral.”

(11)
Consists of 140,901 shares held by Samuel D. Colella, 5,561 shares held by The Colella Family Partners, L.P., of which Mr. Colella is the general partner, 69,272 shares held by the Colella Family Exempt Marital Deduction Trust dated 9/21/1992 of which Mr. Colella is a trustee, 3,326 shares held by the Colella Family Non-Exempt Marital Deduction Trust dated 9/21/1992 of which Mr. Colella is a trustee, options to purchase 26,796 shares of common stock that are exercisable within 60 days of April 13, 2020, and 3,987 RSUs that are scheduled to vest within 60 days of April 13, 2020.

(12)
Consists of 19,100 shares held by Patrick S. Jones, options to purchase 116,396 shares of common stock that are exercisable within 60 days of April 13, 2020, and 3,987 RSUs that are scheduled to vest within 60 days of April 13, 2020.

(13)
Consists of 39,356 shares held by Carlos V. Paya, options to purchase 36,646 shares of common stock that are exercisable within 60 days of April 13, 2020, and 3,987 RSUs that are scheduled to vest within 60 days of April 13, 2020.

(14)
Consists of 52,762 shares held by Vikram Jog, 52,061 shares held by the Vikram and Pratima Jog Family Trust U/A dated June 23, 2009, of which Mr. Jog is a trustee, options to purchase 109,193 shares of common stock that are exercisable within 60 days of April 13, 2020, and 6,650 RSUs scheduled to vest within 60 days of April 13, 2020.

(15)	Consists of 50,668 shares held by Nicholas Khadder and options to purchase 65,786 shares of common stock that are exercisable within 60 days of April 13, 2020.

(16)
Consists of 19,401 shares held by Bradley Kreger, options to purchase 54,174 shares of common stock that are exercisable within 60 days of April 13, 2020, and 5,361 RSUs scheduled to vest within 60 days of April 13, 2020.

(17)	Consists of 5,507 shares held by Colin McCracken and 16,516 RSUs scheduled to vest within 60 days of April 13, 2020.

(18)
Consists of 798,944 shares beneficially owned by current directors and NEOs, options held by current directors and NEOs to purchase 945,925 shares of common stock that are exercisable within 60 days of April 13, 2020, 71,893 RSUs held by current directors and executive officers that are scheduled to vest within 60 days of April 13, 2020, and 32,715 vested RSUs with respect to which settlement has been deferred.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
None.
Policy Concerning Audit Committee Approval of Related Person Transactions
Our Board and Audit Committee have adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of any of the foregoing persons, are not permitted to enter into any transaction with us for which disclosure would be required under Item 404 of Regulation S-K, referred to as a related person transaction, without the review and approval or ratification of our Audit Committee, or other independent members of our Board if it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any related person transaction must be presented to our Audit Committee for review, consideration and approval or ratification. In approving or rejecting any such related person transaction, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
Director Independence
As a company listed on Nasdaq, we are required by the Nasdaq listing requirements to maintain a board of directors comprising a majority of “independent directors,” as determined affirmatively by our Board. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of our Audit, Compensation, and Nominating and Corporate Governance Committees be independent. In April 2020, our Board undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that a majority of our directors are “independent directors” as defined under applicable Nasdaq rules, including Nicolas M. Barthelemy, Gerhard F. Burbach, Laura M. Clague, Bill W. Colston, Samuel D. Colella, Patrick S. Jones, and Carlos Paya. Stephen Christopher Linthwaite is not considered an independent director because of his positions as our President and CEO. There are no family relationships among any of our directors and officers.

Item 14.     Principal Accounting Fees and Services
Principal Accounting Fees and Services
The following table sets forth the aggregate fees for audit services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and December 31, 2018:

	2019	2018
Audit fees(1)	$1,763,821	$1,643,990
Audit-related fees(2)	331,229	—
Tax fees(3)	140,000	—
All other fees(4)	4,500	3,600
Total fees	$2,239,550	$1,647,590

(1)
Audit fees for 2019 consist of fees billed or to be billed by PricewaterhouseCoopers LLP for professional services rendered for the integrated audit of our annual consolidated financial statements and management’s report on internal controls included in our Annual Report on Form 10-K; for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q; and for other services, including statutory audits and services rendered in connection with SEC filings. We note that for year 2018, $132,355 of the fees were reclassified from audit-related fees to audit fees to conform to the current year’s presentation.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, consultation and planning services.

(4)
All other fees consist of fees billed by PricewaterhouseCoopers LLP for professional services other than the services reported above. These fees primarily consist of fees attributable to permissible consulting services as well as fees to license specialized accounting research software.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
Consistent with the requirements of the SEC and the Public Company Accounting Oversight Board (PCAOB) regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.
All of the services of PricewaterhouseCoopers LLP for 2018 and 2019 described above were pre-approved by the Audit Committee.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)(3)    Exhibits

Exhibit Number	Description	Incorporated by Reference From Form
31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION
Dated: April 28, 2020	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	April 28, 2020
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2020
Vikram Jog
*	Chairman of the Board of Directors	April 28, 2020
Samuel D. Colella
*	Director	April 28, 2020
Nicolas M. Barthelemy
*	Director	April 28, 2020
Gerhard F. Burbach
*	Director	April 28, 2020
Laura M. Clague
*	Director	April 28, 2020
Bill W. Colston
*	Director	April 28, 2020
Patrick S. Jones
*	Director	April 28, 2020
Carlos V. Paya

*By:	/s/ Vikram Jog
Vikram Jog, as attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form
31.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.	Filed herewith