Form 10-Q
period 2020-03-31
FLUIDIGM CORP
filed 2020-05-11
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
_____________________________________________
Commission file number: 001-34180

FLUIDIGM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			77-0513190
State or other jurisdiction of incorporation or organization			I.R.S. Employer Identification No.

2 Tower Place, Ste 2000	South San Francisco,	CA	94080
Address of principal executive offices			Zip Code
Registrant’s telephone number, including area code: (650) 266-6000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FLDM	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided, pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2020, there were 70,706,062 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$34,992	$21,661
Short-term investments	13,493	36,978
Accounts receivable (net of allowances of $104 and $6, at March 31, 2020 and December 31, 2019, respectively)	14,410	18,981
Inventories	16,294	13,884
Prepaid expenses and other current assets	3,244	4,592
Total current assets	82,433	96,096
Property and equipment, net	8,143	8,056
Operating lease right-of-use asset, net	39,499	4,860
Other non-current assets	5,204	5,492
Developed technology, net	48,612	46,200
Goodwill	106,328	104,108
Total assets	$290,219	$264,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,440	$6,510
Accrued compensation and related benefits	5,616	5,160
Operating lease liabilities, current	1,185	1,833
Other accrued liabilities	6,456	7,515
Deferred revenue, current	12,667	11,803
Total current liabilities	35,364	32,821
Convertible notes, net	53,920	53,821
Deferred tax liability	10,929	11,494
Operating lease liabilities, non-current	39,611	4,323
Deferred revenue, non-current	8,438	8,168
Other non-current liabilities	461	573
Total liabilities	148,723	111,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either March 31, 2020 or December 31, 2019	—	—
Common stock: $0.001 par value, 200,000 shares authorized at March 31, 2020 and December 31, 2019; 70,697 and 69,956 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	71	70
Additional paid-in capital	782,031	777,765
Accumulated other comprehensive loss	(885)	(582)
Accumulated deficit	(639,721)	(623,641)
Total stockholders’ equity	141,496	153,612
Total liabilities and stockholders’ equity	$290,219	$264,812
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue	$18,981	$24,827
Service revenue	5,186	5,284
Grant revenue	350	—
License revenue	3,100	—
Total revenue	27,617	30,111
Costs and expenses:
Cost of product revenue	9,640	11,389
Cost of service revenue	1,525	1,732
Research and development	8,699	8,372
Selling, general and administrative	22,695	22,824
Total costs and expenses	42,559	44,317
Loss from operations	(14,942)	(14,206)
Interest expense	(900)	(2,701)
Loss from extinguishment of debt	—	(9,000)
Other income (loss), net	(818)	484
Loss before income taxes	(16,660)	(25,423)
Income tax benefit (expense)	680	(42)
Net loss	$(15,980)	$(25,465)
Net loss per share, basic and diluted	$(0.23)	$(0.44)
Shares used in computing net loss per share, basic and diluted	70,458	58,411

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(15,980)	$(25,465)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(303)	8
Net change in unrealized gain (loss) on investments	—	2
Other comprehensive income (loss), net of tax	(303)	10
Comprehensive loss	$(16,283)	$(25,455)

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
Issuance of restricted stock, net of shares withheld for taxes, and other	255	—	(146)	—	—	(146)
Cumulative-effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(15,980)	(15,980)
Other comprehensive loss, net of tax	—	—	—	(303)	—	(303)
Balance as of March 31, 2020	70,696	$71	$782,031	$(885)	$(639,721)	$141,496

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116
Issuance of common stock on bond conversion	19,460	19	133,279	—	—	133,298
Issuance of restricted stock, net of shares withheld for taxes, and other	140	1	(177)	—	—	(176)
Issuance of common stock from option exercises	53	—	255	—	—	255
Stock-based compensation expense	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(25,465)	(25,465)
Other comprehensive income, net of tax	—	—	—	10	—	10
Balance as of March 31, 2019	68,991	$69	$767,169	$(677)	$(584,316)	$182,245
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(15,980)	$(25,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,092	1,191
Stock-based compensation expense	2,366	2,271
Amortization of developed technology	2,968	2,800
Amortization of debt discounts, premiums and issuance costs	140	2,037
Loss on extinguishment of debt	—	9,000
Provision for excess and obsolete inventory	195	135
Loss on disposal of property and equipment	—	70
Other non-cash items	264	(25)
Changes in assets and liabilities:
Accounts receivable, net	4,730	(2,483)
Inventories	(2,280)	(874)
Prepaid expenses and other assets	112	(1,234)
Accounts payable	3,124	2,649
Deferred revenue	1,040	650
Other liabilities	(2,066)	(10,852)
Net cash used in operating activities	(4,295)	(20,130)
Investing activities
Acquisition, net of cash acquired	(5,154)	—
Purchases of investments	—	(9,491)
Proceeds from maturities of investments	23,644	—
Purchases of property and equipment	(1,030)	(266)
Net cash provided by (used in) investing activities	17,460	(9,757)
Financing activities
Payments of debt issuance cost	(357)	—
Proceeds from exercise of stock options	—	255
Payments for taxes related to net share settlement of equity awards and other	(146)	(108)
Net cash provided by (used in) financing activities	(503)	147
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(331)	(27)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,331	(29,767)
Cash, cash equivalents and restricted cash at beginning of period	23,736	95,401
Cash, cash equivalents and restricted cash at end of period	$36,067	$65,634
Supplemental disclosures of cash flow information
Cash paid for interest	$44	2,752
Cash paid for income taxes, net of refunds	$87	29
Asset retirement obligations	$303	316

See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

1. Description of Business

Fluidigm Corporation (the Company, Fluidigm, we, our or us) creates, manufactures, and markets technologies and tools for life sciences research, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including integrated fluidic circuits (IFC), assays, and reagents. Our focus is on the most pressing needs in translational and clinical research, including cancer, immunology and immunotherapy. We sell our instruments, consumables and services to academic institutions, clinical research laboratories, and contract research organizations, as well as biopharmaceutical, biotechnology, and agricultural biotechnology companies. The Company was formerly known as Mycometrix Corporation and changed its name to Fluidigm Corporation in April 2001. Fluidigm Corporation was founded in 1999 and is headquartered in South San Francisco, California.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of March 31, 2020, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior period amounts in the condensed consolidated statements of income and condensed consolidated statements of cash flows were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders’ equity, total revenue, total costs and expenses, loss from operations or net loss.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of information available to us and the unknown impact of COVID-19 as of March 31, 2020. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements.

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

Revenue associated with instrument service contracts is recognized on a straight-line basis over the life of the agreement, which is generally one to three years. We believe this time-elapsed approach is appropriate for service contracts because we provide services on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments made in advance of service are reported on our condensed consolidated balance sheet as deferred revenue.

License Revenue

In March 2020, we reached a settlement agreement for intellectual property infringement claims, in which we received a $3.5 million payment in exchange for a perpetual license under certain Fluidigm intellectual property.

The settlement is considered a multiple-element arrangement with each element accounted for individually. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.

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

We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. Excluding the impact of the settlement agreement, no single customer represented more than 10% of total revenue for three months ended March 31, 2020 or 2019 and no single customer represented more than 10% of total accounts receivable at March 31, 2020, or December 31, 2019.

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

Leases

We determine if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use (ROU) assets and current and non-current operating lease liabilities in our condensed consolidated balance sheets. ROU assets represent our right-to-use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge include, but are not limited to, declines in our stock price or market capitalization, economic downturns and other macroeconomic events, including the current COVID-19 pandemic, declines in our market share or revenues, and an increase in our losses, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.

In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss equal to the difference would be recorded to goodwill. We did not recognize any impairment of goodwill for any of the periods presented herein.

We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. We did not recognize any impairment of intangibles for any of the periods presented herein.

Convertible Notes

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. In the first quarter of 2019, the 2018 Notes were converted into 19.5 million shares of our common stock and the 2018 Notes were retired. We recorded a loss of $9.0 million on the retirement of the 2018 Notes. We determined the fair value of the 2018 Notes using valuation techniques that required us to make assumptions related to the implied discount rate.

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

See Note 7 for a detailed discussion of the accounting treatment of the transactions and additional information.

 Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the condensed consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 is as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2019	$(618)	$36	$(582)
Other comprehensive income (loss)	(303)	—	(303)
Ending balance at March 31, 2020	$(921)	$36	$(885)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019.

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

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options, restricted stock units and performance awards	6,652	4,881
2019 Convertible Notes	18,966	—
2019 Convertible Notes potential make-whole shares	4,707	—
2014 Convertible Notes	19	916
Total	30,344	5,797

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In August 2018, the U.S.-based Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance did not have a significant impact on our financial results.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU is effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020. The adoption of the new guidance did not have a significant impact on our financial results.
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (2) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance resulted in an adjustment of approximately $0.1 million to reduce the accumulated deficit component of stockholders’ equity and decrease current assets by the same amount in our condensed consolidated balance sheet.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplifies U.S. GAAP for Topic 740 by clarifying and amending existing guidance including intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The new guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.

3. Business Combination
On January 17, 2020, we completed the acquisition of all of the outstanding shares of InstruNor AS, a privately held Norwegian company (InstruNor).
InstruNor is a provider of the only fully integrated sample preparation system for flow and mass cytometry. The acquisition of InstruNor supports our entry into the sample preparation market for cytometry analysis and expands our capabilities to include fully automated sample preparation for flow and mass cytometry. The value of this technology is reflected in the intangible asset for developed technology. The developed technology was valued using a discounted cash flow model for which the most sensitive assumption is the revenue growth rate.
The purchase price of $7.2 million included approximately $5.2 million in cash and 485,451 shares of our common stock valued at the closing price on the effective date of $4.22.
A summary of the net cash flows is summarized below (in thousands):

January 17, 2020
Cash consideration paid to former equity holders	$5,165
Less: cash and cash equivalents acquired	(11)
Acquisition of InstruNor, net of cash acquired	$5,154

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the InstruNor acquisition date. Goodwill of $2.2 million was calculated as purchase price less the fair value of the net assets acquired as follows (in thousands):

January 17, 2020
Purchase price:
Cash consideration paid on closing to former equity holders	$5,165
Non-cash consideration common shares	2,049
Total purchase price	$7,214

Assets acquired:
Cash and cash equivalents	$11
Accounts receivable	32
Other receivables	13
Inventories, net	153
Developed technology	5,380
Liabilities assumed:
Accounts payable	14
Other current liabilities	15
Deferred tax liability	566
Fair value of identifiable net assets acquired	4,994
Goodwill acquired on acquisition	$2,220

4. Revenue
Disaggregation of Revenue
The following table presents our revenue for the three months ended March 31, 2020 and 2019, respectively, based on geographic area and by source (in thousands):

	Three Months Ended March 31,
	2020	2019
Geographic Markets:
Americas	$14,844	$12,971
EMEA	8,096	8,156
Asia-Pacific	4,677	8,984
Total	$27,617	$30,111

	Three Months Ended March 31,
	2020	2019
Source:
Instruments	$9,471	$12,840
Consumables	9,510	11,987
Product revenue	18,981	24,827
Service revenue	5,186	5,284
Grant revenue	350	—
License revenue	3,100	—
Total	$27,617	$30,111

Performance Obligations

We reported $20.0 million of deferred revenue on our December 31, 2019 consolidated balance sheet. During the three months ended March 31, 2020, $3.4 million of the opening balance was recognized as revenue and $4.5 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At March 31, 2020, we reported $21.1 million of deferred revenue.

The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at March 31, 2020 (in thousands):

Fiscal Year	Expected Revenue (1)
2020 (remainder of the year)	$9,657
2021	7,500
2022	4,358
Thereafter	2,778
Total	$24,293
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in our condensed consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins without penalty.

We apply the practical expedient that permits us to not disclose information about unsatisfied performance obligations for service contracts with an expected term of one year or less.

5. Goodwill and Intangible Assets, net

In connection with our acquisition of DVS Sciences, Inc. in February 2014, we recognized goodwill of $104.1 million and $112.0 million of developed technology. In the first quarter of 2020, we recognized $2.2 million of goodwill from the InstruNor acquisition and $5.4 million of developed technology (see Note 3). We are amortizing InstruNor developed technology over 8.0 years.
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the current global outbreak of the COVID-19 pandemic and macroeconomic developments to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of our reporting unit or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.
During the first quarter of fiscal 2020, the Company assessed if the current and potential future impact of COVID-19 represented an event which necessitated an impairment review.  This assessment included an update of the qualitative and quantitative factors affecting our business. As a result of this assessment, we determined that a triggering event had occurred and a quantitative impairment test was performed. As a result of this quantitative analysis, we determined that fair value of our goodwill and developed technology intangibles were not less than their carrying value and no impairment was recognized.

Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	March 31, 2020
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,380	$(68,768)	$48,612	9.9 years
Patents and licenses	$11,274	$(8,576)	$2,698	7.8 years

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(65,800)	$46,200	10.0 years
Patents and licenses	$11,274	$(8,342)	$2,932	7.8 years

Total amortization expense for the three months ended March 31, 2020 and 2019 was $3.2 million and $3.1 million, respectively.

Based on the carrying value of intangible assets, net, as of March 31, 2020, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2020 (remainder of the year)	$8,904	$686	$9,590
2021	11,873	759	12,632
2022	11,873	676	12,549
2023	11,873	570	12,443
2024	2,073	7	2,080
Thereafter	2,016	—	2,016
Total	$48,612	$2,698	$51,310

6. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$34,992	$21,661
Restricted cash	1,075	2,075
Total cash, cash equivalents and restricted cash	$36,067	$23,736

Short-term restricted cash of approximately $75 thousand included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of March 31, 2020.

Inventories

Inventories consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$7,911	$6,133
Work-in-process	639	659
Finished goods	7,744	7,092
Total inventories	$16,294	$13,884

Property and Equipment, net

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Computer equipment and software	$4,335	$3,997
Laboratory and manufacturing equipment	19,354	19,325
Leasehold improvements	7,706	7,788
Office furniture and fixtures	2,003	1,824
Property and equipment, gross	33,398	32,934
Less accumulated depreciation and amortization	(25,517)	(24,954)
Construction-in-progress	262	76
Property and equipment, net	$8,143	$8,056

Warranties

Activity for our warranty accrual for the three months ended March 31, 2020 and 2019, which are included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$1,390	$863
Accrual for current period warranties	227	286
Warranty costs incurred	(162)	(219)
Ending balance	$1,455	$930

7. Convertible Notes and Credit Facility
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

We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below. As of March 31, 2020, there is $1.1 million aggregate principal of the 2014 Notes outstanding.

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

The 2018 Notes accrued interest at a rate of 2.75% payable semi-annually in arrears on February 1 and August 1 in arrears of each year. The 2018 Notes were set to mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes was 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events. Those certain specified events included holders who converted their 2018 Notes voluntarily prior to our exercise of the issuer’s conversion option described below or in connection with a make-whole fundamental change prior to February 6, 2023, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes. Any time prior to the maturity of the 2018 Notes, we could convert the 2018 Notes, in whole but not in part, into cash, shares of our common stock, or combination thereof, if the closing price of our common stock equaled or exceeded 110% of the conversion price then in effect for a specified number of days.

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

2019 Senior Convertible Notes (2019 Notes)
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs of approximately $2.3 million. $51.8 million of the proceeds of the 2019 Notes were used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving $1.1 million of aggregate principal value of 2014 Notes outstanding. We accounted for the transaction as an extinguishment of debt due to the significance of the change in value of the embedded conversion option, resulting in a $3.0 million loss in the fourth quarter of 2019. The loss on extinguishment of debt was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2019 Notes) and the net carrying value of the 2014 Notes exchanged.

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

Offering-related costs for the 2019 Notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes. The debt issuance costs are being amortized over the expected term of the 2019 Notes using the effective interest method through the maturity date of December 1, 2024. The effective interest rate on the 2019 Notes is 6.2%.

The carrying values of the components of the 2014 Notes and the 2019 Notes are as follows (in thousands):

	March 31, 2020	December 31, 2019
2.75% 2014 Notes due 2034
Principal amount	$1,079	$1,079
Unamortized debt discount	(17)	(18)
Unamortized debt issuance cost	(4)	(4)
	$1,058	$1,057

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(2,138)	(2,236)
	$52,862	$52,764
Net carrying value of all Notes	$53,920	$53,821

2018 Revolving Credit Facility

In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this Borrowing Base, we may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. The Borrowing Base as of March 31, 2020 under the revolving credit facility was $8.6 million. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2020.

The Revolving Credit Facility was set to mature on August 2, 2020, and is collateralized by substantially all our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility will bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. In addition, we pay a quarterly unused revolving line facility fee of 0.75% per annum on the average unused facility. Subsequent to March 31, 2020, the Revolving Credit Facility was amended and extended the maturity to August 2, 2022. See Note 15 for a detail discussion of the amendment.

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

We were in compliance with all the terms and conditions of the Revolving Credit Facility at March 31, 2020.

8. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of March 31, 2020 and December 31, 2019 (in thousands, except for discount rate and lease term):

	March 31, 2020	December 31, 2019
Operating lease right-of-use buildings	$40,478	$6,234
Operating lease right-of-use equipment	66	69
Operating lease right-of-use vehicles	199	355
Total operating lease right-of-use assets, gross	40,743	6,658
Accumulated amortization	(1,244)	(1,798)
Total operating lease right-of-use assets, net	$39,499	$4,860

Operating lease liabilities, current	$1,185	$1,833
Operating lease liabilities, non-current	39,611	4,323
Total operating lease liabilities	$40,796	$6,156

Weighted average remaining lease term (in years)	9.4	4.7
Weighted average discount rate per annum	11.9%	5.0%

A new operating lease for our corporate headquarters in South San Francisco, California commenced on March 1, 2020. We recorded a ROU asset of $35.7 million at the inception of the lease and an operating lease liability of $35.3 million. The lease term is approximately 10 years. Future minimum lease payments over the life of the lease were discounted at a rate of 12.55%, which is our estimated incremental collateralized borrowing rate for the term of the lease at the inception of the lease.
The following table presents the components of lease expense for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost (including variable costs)	$2,199	$1,503
Variable costs including non-lease component	$621	$600

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
	Three Months Ended March 31,
	2020	2019
Operating cash flows from operating leases	$868	$1,018

Future minimum lease payments under commenced non-cancelable operating leases, which are as of March 31, 2020 as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases
2020 (remainder of year)	$4,107
2021	7,186
2022	6,926
2023	6,874
2024	7,095
Thereafter	39,193
Total future minimum payments	$71,381
Less: imputed interest	(30,585)
Total	$40,796

9. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$19,290	$—	$—	$19,290	$19,290	$—	$—
Cash-restricted	1,075	—	—	1,075	—	—	1,075
Total cash	$20,365	$—	$—	$20,365	$19,290	$—	$1,075
Available-for-sale:
Level I:
Money market funds	$15,702	$—	$—	$15,702	$15,702	$—	$—
US treasury securities	13,457	36	—	13,493	—	13,493	—
Subtotal	$29,159	$36	$—	$29,195	$15,702	$13,493	$—
Total	$49,524	$36	$—	$49,560	$34,992	$13,493	$1,075

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$16,614	$—	$—	$16,614	$16,614	$—	$—
Cash-restricted	2,075	—	—	2,075	—	—	2,075
Total cash	$18,689	$—	$—	$18,689	$16,614	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$5,047	$—	$—	$5,047	5,047	$—	$—
US treasury securities	36,942	36	—	36,978	—	36,978	—
Subtotal	$41,989	$36	$—	$42,025	$5,047	$36,978	—
Total	$60,678	$36	$—	$60,714	$21,661	$36,978	$2,075

There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the three months ended March 31, 2020.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the three months ended March 31, 2020 and 2019. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
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

The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2019 Notes at March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020			December 31, 2019
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$1,079	$1,058	$1,122	$1,079	$1,057	$1,122
2019 Notes	55,000	52,862	57,174	55,000	52,764	73,975
Total	$56,079	$53,920	$58,296	$56,079	$53,821	$75,097

10. Shareholders’ Equity
InstruNor Acquisition
On January 17, 2020, we completed the acquisition all of the outstanding shares of InstruNor (see Note 3). The purchase price was approximately $7.2 million, consisting of $5.2 million in cash and 485,451 shares of our common stock.
Conversion of 2018 Notes
In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 7). As a result of this issuance of our common stock, we recorded a total of $133.3 million of equity, which was equivalent to the fair value of the bonds retired.

At March 31, 2020, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2009 Equity Incentive Plan	28	—	—
2011 Equity Incentive Plan	1,606	4,490	3,559
DVS Sciences Inc. 2010 Equity Incentive Plan	23	—	—
2017 Inducement Award Plan	207	298	—
2017 Employee Stock Purchase Plan	—	—	401
	1,864	4,788	3,960

11. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our 2017 Employee Stock Purchase Plan (ESPP) and the grant of stock options, restricted stock units (RSUs) and performance-based awards under our various stock-based plans. Our board of directors determines the number of awards to grant and also sets vesting criteria.
In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of either 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably each quarter over 16 quarters, subject to the employees’ continued employment.
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
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Equity Incentive Plan (the 2011 Plan) under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved, the amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029.
2009 Equity Incentive Plan and 2017 Inducement Award Plan
Our 2009 Equity Incentive Plan (the 2009 Plan) terminated on the date the 2011 Plan was adopted. Options granted, or shares issued under the 2009 Plan that were outstanding on the date the 2011 Plan became effective, remained subject to the terms of the 2009 Plan.
In January 2017, we adopted the Fluidigm Corporation 2017 Inducement Award Plan (Inducement Plan) and reserved 2 million shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provided for the grant of equity-based awards on terms substantially similar to the 2011 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan were only be made to individuals not previously our employees or non-employee members of our board of directors (or following such individual’s bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules. In June 2019, concurrently with the increase in shares available for grant under the 2011 Plan, the Inducement Plan was terminated such that no further grants could be made thereunder. Options granted and shares issued under the Inducement Plan that were outstanding when the Inducement Plan was terminated remain outstanding subject to their terms and the terms of the Inducement Plan.
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

Activity under the 2011 Plan, the 2009 Plan, and the Inducement Plan was as follows:

Restricted Stock Units:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	2,551	$7.43
RSU granted	1,683	$2.93
RSU released	(296)	$7.96
RSU forfeited	(160)	$7.70
Balance at March 31, 2020	3,778	$5.37

As of March 31, 2020, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $18.1 million. We expect to recognize those costs over a weighted average period of 3.2 years.

Stock Options:

	Number of Options (000’s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000’s)
Balance at December 31, 2019	2,027	$7.78	6.8	$81
Options granted	—	$—
Options exercised	—	$—
Options forfeited	(163)	$5.83
Balance as of March 31, 2020	1,864	$7.95	6.1	$36
Vested at March 31, 2020	1,391	$8.58	5.6	$36
Unvested awards at March 31, 2020	473	$6.09	7.8

(1)
Aggregate intrinsic value as of March 31, 2020 was calculated as the difference between the closing price per share of our common stock on the last trading day of March 31, 2020, which was $2.54, and the exercise price of the options, multiplied by the number of in-the-money options.

As of March 31, 2020, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $1.6 million. We expect to recognize those costs over a weighted average period of 1.7 years.
Performance-based Awards
Performance Stock Units with Market Conditions

We have granted PSU awards to certain executive officers and senior level employees. The number of PSUs ultimately earned under these awards is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the applicable three-year performance period. The percentage of PSUs that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.

Under FASB ASC Topic 718, the provisions of the PSU awards related to TSR are considered a market condition, and the effects of that market condition are reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date.
Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	547	$15.09
PSU granted	509	$4.82
PSU released	—	$—
PSU forfeited	(94)	$14.26
Balance at March 31, 2020	962	$9.74

As of March 31, 2020, the unrecognized compensation costs related to these awards were $6.5 million. We expect to recognize those costs over a weighted average period of 2.2 years.

Performance Stock Units with Performance Conditions
During 2019, we also granted PSUs to a certain employee. The number of PSUs that ultimately vest under these awards is dependent on achieving certain discrete operational milestones between September 30, 2019 and December 31, 2020. Activity under these PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	64	$7.05
PSU granted	—	$—
PSU released	(4)	$7.05
PSU forfeited	(12)	$7.05
Balance at March 31, 2020	48	$7.05

2017 Employee Stock Purchase Plan
In August 2017, our stockholders approved our 2017 Employee Stock Purchase Plan (ESPP) at the annual meeting of stockholders. Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our first ESPP offering period began on October 1, 2017 with a shorter offering period ending on November 30, 2017.
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
Under the updated ESPP program, the purchase price at which shares are sold for the first purchase period is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the first purchase period. For the second purchase period, the purchase price at which shares are sold is 85% of the lower of the fair market value of the common stock on the first day of the offering period and the last day of the offering period. In the event the fair market value of the common stock at the beginning of the second purchase period is less than the fair market value on the beginning of the offering period, the purchase price for the second offering period is reset to 85% of the lower of the fair value of the common stock at the beginning of the second purchase period and last day of the offering period.
The offering period of June 1, 2019 to May 31, 2020 has two purchase periods, with one ending November 30, 2019 and the other ending May 31, 2020. As the fair market value of the common stock at November 30, 2019 was lower than the fair value of the common stock at the beginning of the offering period, the purchase price for the second purchase period was reset based on the lower of the November 30, 2019 price and May 31, 2019 price. The resetting of the purchase price is considered to be a modification of the original terms of the award. Under ASC 718, the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified was approximately $0.3 million. This amount is being amortized over the remaining offering period.
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Options, Performance Share Units, and Restricted Stock Units	$2,112	$2,145
Employee Stock Purchase Plan	254	126
Total Share-based Compensation	$2,366	$2,271

12. Income Taxes
The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
The Company recorded a tax benefit of $0.7 million for the three months ended March 31, 2020 and $42 thousand of tax expense for the three months ended March 31, 2019. The benefit in the current period was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations. In the prior year, the provision from our foreign operations was larger than the tax benefit from the amortization of our acquisition-related deferred tax liability, resulting in a net expense.
The Company’s tax benefit and tax expense for income taxes for the periods presented differ from the 21% U.S. Federal statutory rate for the three months ended March 31, 2020 and 2019, respectively, primarily due to maintaining a valuation allowance for deferred tax assets, which primarily consist of net operating loss carryforwards.

Tax positions taken by the Company are subject to audits by multiple tax jurisdictions. The Company believes that it has provided adequate reserves for its uncertain tax positions for all tax years still open for assessment. The Company also believes that it does not have any tax position that will significantly increase or decrease within the next year. For the three months ended March 31, 2020, and 2019, respectively, the Company did not recognize any material interest or penalties related to uncertain tax positions.
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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax deprecation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore, an estimate of the impact to income taxes is not yet available.

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

A summary table of our total revenue by geographic areas of our customers and by product and services for the three months ended March 31, 2020 and 2019 is included in Note 4 to the condensed consolidated financial statements.

Sales to customers in the United States, which includes $3.1 million of license revenue, represented $14.1 million, or 51% of total revenues, for the three months ended March 31, 2020 (see Note 2). Sales to customers in the United States represented $12.5 million or 42% of total revenues for the three months ended March 31, 2019.

No foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three months ended March 31, 2020. Sales to customers in China represented $3.5 million, or 12%, for the three months ended March 31, 2019. For the three months ended March 31, 2019, sales to customers in Japan represented $4.0 million, or 13%, of total revenue. No other countries had sales in excess of 10% of our total revenue for three months ended March 31, 2019.

Other than license revenue referenced above, no customer represented more than 10% of our total revenues for the three months ended March 31, 2020 and 2019, respectively. Revenues from our five largest customers were 24% and 22% of total revenue for three months ended March 31, 2020 and 2019, respectively. Excluding the license revenue, revenues from our five largest customers was 15% and 22% of total revenue for three months ended March 31, 2020 and 2019, respectively.

14. Commitments and Contingencies
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

15. Subsequent Event

On April 21, 2020, the Company and Silicon Valley Bank (SVB) entered into the Third Amendment to Loan and Security Agreement (the Amendment), which amended the Loan and Security Agreement dated as of August 2, 2018, between the Company and SVB (as amended by the Default Waiver and First Amendment to Loan and Security Agreement dated September 7, 2018, and the Second Amendment to Loan and Security Agreement dated November 20, 2019, the Revolving Credit Agreement).

The Amendment extended the maturity date of the Revolving Credit Agreement by two years, to August 2, 2022 and amends the interest rate to be the greater of (i) prime rate (as customarily defined), plus 0.50%, floating, and (ii) 5.25%. Interest on any outstanding loans continues to be due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. Annual administration fees are unchanged and the quarterly unused revolving line facility fee remains at 0.75% per annum on the average unused facility. The Amendment also includes various administrative changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition and public health crises (including COVID-19) on our business. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
Fluidigm®, the Fluidigm logo, Access Array™, Advanta™, Biomark™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, D3™, Delta Gene™, Direct™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, and SNP Type™ are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
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
Our total revenue for the three months ended March 31, 2020 was $27.6 million compared to $30.1 million for the three months ended March 31, 2019. Our total revenue was $117.2 million in 2019, and $113.0 million in 2018. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2020, our accumulated deficit was $639.7 million.

Recent Developments

We have been actively responding to the COVID-19 pandemic by protecting our employees, supporting our customers, and managing our liquidity.

As Fluidigm is a designated essential business, our employees have been working from home offices or our laboratories and offices, and in some cases, at customer sites. We have implemented health and safety practices in accordance with evolving government and public health agency guidelines in all of our facilities around the world.

While Fluidigm is a designated essential business, widespread global adoption of work-from-home and shelter-in-place orders has resulted in a significant slowdown in customer activities. A majority of our customers is made up of academic research labs, including major medical centers, which are largely, if not fully, closed. Consequently, they have limited abilities to accept, or prepare facilities to accept, non-critical instrumentation. In addition, many are limited in their ability continue their lab research activities, which has had an impact on our consumables sales.

We are seeing and expect to continue to see near-term COVID-19-related priorities temporarily displacing longer term projects and research activities. Fluidigm has been working with a growing body of researchers around the world who are aggressively responding to the pandemic. We believe our microfluidics and mass cytometry capabilities can play a significant role in virus detection as well as in immune profiling of patients and populations. Furthermore, we believe our technologies and solutions will be important to the durable response from government and medical institutions to be prepared for future outbreaks.

In this period of uncertainty, we are actively managing our operating expenses and cash flows in response to the evolving market conditions. We have started implementing reductions in our operating expense structure including salary reductions and constrained hiring until the business returns to more normal volumes. We have improved the company’s capital structure over the last 18 months, reducing our overall debt levels and extending our debt maturities.

Critical Accounting Policies, Significant Judgments and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes in our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2020, compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In August 2018, the FASB issued ASU 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance did not have a significant impact on our financial results.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU is effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020, with early adoption permitted, which we did not exercise. The adoption of the new guidance did not have a significant impact on our financial results.
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (i) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (ii) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance resulted in an adjustment of approximately $0.1 million to reduce the accumulated deficit component of stockholders’ equity and decrease current assets by the same amount in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplifies GAAP for Topic 740 by clarifying and amending existing guidance including intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The new guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.

Results of Operations

The following table presents our historical consolidated statements of operations data for the three months ended March 31, 2020 and 2019, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended March 31,
	2020		2019
Revenue:
Total revenue	$27,617	100%	$30,111	100%
Costs and expenses:
Cost of product revenue	9,640	35	11,389	37
Cost of service revenue	1,525	6	1,732	6
Research and development	8,699	31	8,372	28
Selling, general and administrative	22,695	82	22,824	76
Total costs and expenses	42,559	154	44,317	147
Loss from operations	(14,942)	(54)	(14,206)	(47)
Interest expense	(900)	(3)	(2,701)	(9)
Loss from extinguishment of debt	—	—	(9,000)	(30)
Other income (loss), net	(818)	(3)	484	2
Loss before income taxes	(16,660)	(60)	(25,423)	(84)
Income tax benefit (expense)	680	2	(42)	—
Net loss	$(15,980)	(58)%	$(25,465)	(85)%

Revenue

We generate revenue primarily from sales of our products and services, and from license and grant agreements. Our product revenue consists of sales of instruments and consumables. Consumable revenues are largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to our sales of instruments as our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We also receive grants from various entities to perform research and development activities over contractually defined periods. Our license revenue is generated primarily in the United States and relates to licensing our technology to third parties.

We sell our products to leading academic, government, pharmaceutical, biotechnology and plant and animal research laboratories worldwide.

License revenue from a settlement agreement represented 11% of our total revenue and no other individual customer was more than 10% of our total revenue for three months ended March 31, 2020 and 2019, respectively. Excluding license revenue, revenue from our five largest customers was 15% and 22% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

The following table presents our revenue by source for the three months ended March 31, 2020 and 2019, and as a percentage of total revenue for the respective period (in thousands):

	Three Months Ended March 31,
	2020		2019		Change
Revenue:
Instruments	$9,471	34%	$12,840	42%	(26)%
Consumables	9,510	34	11,987	40	(21)%
Product revenue	18,981	68%	24,827	82%	(24)%
Service revenue	5,186	20	5,284	18	(2)%
Product and service revenue	24,167	88%	30,111	100%	(20)%
Grant revenue	350	1	—	—	NA
License revenue	3,100	11	—	—	NA
Total revenue	$27,617	100%	$30,111	100%	(8)%

The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020		2019		Change
Americas	$14,844	54%	$12,971	43%	14%
EMEA	8,096	29	8,156	27	(1)%
Asia-Pacific	4,677	17	8,984	30	(48)%
Total revenue	$27,617	100%	$30,111	100%	(8)%

The Americas revenue includes revenue generated in the United States of $14.1 million and $12.5 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, revenue generated in the United States includes $3.1 million of license revenue.

No foreign country or jurisdiction had sales in excess of 10% of our total revenue during the three months ended March 31, 2020. For the three months ended March 31, 2019, sales to China represented $3.5 million, or 12%, of total revenues; sales to Japan represented $4.0 million, or 13% of total revenues. No other countries had sales in excess of 10% of our total revenue for three months ended March 31, 2019.

Total Revenue

Total revenue decreased by $2.5 million or 8%, to $27.6 million for the three months ended March 31, 2020 compared to $30.1 million for the three months ended March 31, 2019, driven by COVID-19 and the ensuing shelter-in-place orders that effectively shuttered customer facilities around the world. Lower mass cytometry instruments and mass cytometry and microfluidics consumable revenues were partially offset by higher microfluidics instrument sales, licensing and grant revenue.

Americas revenues increased by $1.9 million, or 14%, driven by license revenue of $3.1 million, and grant revenue of $0.4 million, partially offset by lower instrument and consumables product revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. EMEA revenues grew $0.1 million or 1%. Higher instrument revenues in Europe were mostly offset by lower consumable revenue. Unfavorable foreign exchange rates had a 2% negative impact on EMEA revenue. The $4.3 million, or 48%, decrease in Asia-Pacific revenues was broad-based, with declines in both mass cytometry and microfluidics instrument and consumable revenues and, to a lesser extent, service revenues. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by less than 1% for the three months ended March 31, 2020 compared to the same period in 2019.

Product Revenue

Product revenue decreased by $5.8 million, or 24%, to $19.0 million for the three months ended March 31, 2020 from $24.8 million for the three months ended March 31, 2019 due to lower sales volumes and lower average selling prices of mass cytometry instruments and consumables and by lower unit sales of microfluidics consumables. Partially offsetting these declines were higher microfluidics instrument revenue associated with new products.

We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.

Service Revenue

Service revenue decreased by $0.1 million, or 2%, to $5.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Service activities declined due to closed customer facilities.

License Revenue

In March 2020, we reached a settlement agreement for intellectual property infringement claims, in which we received a $3.5 million payment in exchange for a perpetual license under certain of our intellectual property. The settlement is considered a multiple-element arrangement with each element accounted for individually. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.

Grant Revenue

We receive grants from various entities to perform research and development activities over contractually defined periods. Grant revenue in the current quarter is attributable to a new grant agreement entered into in the second half of 2019.

Product and Service Cost, Product and Service Gross Profit and Product and Service Margin

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

The following table presents our product and service cost, product and service gross profit and product and service margin for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Cost of product revenue	$9,640	$11,389	(15)%
Cost of service revenue	1,525	1,732	(12)%
Cost of product and service revenue	$11,165	$13,121	(15)%

Product and service gross profit	$13,002	$16,990	(23)%
Product and service margin	53.8%	56.4%	(2.6)	ppts
Product and service margin decreased by 2.6 percentage points for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the impact of fixed costs on a lower revenue base, as well as product mix.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Research and development	$8,699	$8,372	4%
Selling, general and administrative	22,695	22,824	(1)%
Total operating expenses	$31,394	$31,196	1%

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

Research and development expense increased by $0.3 million, or 4%, to $8.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Increases were primarily attributable to higher headcount costs and laboratory supplies costs.

We believe that our continued investment in research and development is essential to our long-term competitive position and that these expenses may increase in future periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology, and general management, as well as professional services, such as legal and accounting services.

Selling, general and administrative expense decreased by $0.1 million, or 1%, to $22.7 million for three months ended March 31, 2020 compared to the three months ended March 31, 2019. Facilities cost increased approximately $1.0 million for three months ended March 31, 2020 compared to the three months ended March 31, 2019, reflecting moving and lease costs associated with our new corporate headquarters. We also incurred higher costs due to higher headcount compared to the year ago period. These cost increases were largely offset by lower legal and business development costs and lower travel expenses. Foreign exchange rates had a negligible impact on selling, general and administrative expense.

Interest Expense, Loss on Extinguishment of Debt and Other Income (Loss), Net

The following table presents these items for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Interest expense	$(900)	$(2,701)	67%
Loss on extinguishment of debt	—	(9,000)	NA
Other income (loss), net	(818)	484	269%
Total	$(1,718)	$(11,217)	85%

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). In the first quarter of 2019, the 2018 Notes were converted into approximately 19.5 million shares of our common stock and the 2018 Notes were retired. The decrease in interest expense for three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the retirement of the 2018 Notes. We recognized a loss of $9.0 million on the conversion of 2018 Notes, which was included in loss on extinguishment of debt. This amount represents the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion.

Other income (loss) net, of $0.8 million for the three months ended March 31, 2020 is primarily attributable to $0.2 million of interest income, and $1.0 million of foreign exchange losses, reflecting the impact of a stronger U.S. dollar.

Income Tax Benefit (Expense)
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

We recorded a tax benefit of $0.7 million, or an effective tax rate of 4.1%, for the three months ended March 31, 2020. For the three months ended March 31, 2019, we recorded a tax expense of $42 thousand. The benefit in the current period was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liability, partially offset by a provision from our foreign operations. In the prior year, the provision for our foreign operation was larger than the tax benefit from the amortization of our acquisition-related deferred tax liability, resulting in a net expense.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, our principal sources of liquidity consisted of $35.0 million of cash and cash equivalents, and $13.5 million of short-term investments, as well as $1.1 million of restricted cash and $8.6 million of availability under our Revolving Credit Facility.

The following table presents our cash flow summary for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flow summary:
Net cash used in operating activities	$(4,295)	$(20,130)
Net cash provided by (used in) investing activities	17,460	(9,757)
Net cash provided by (used in) financing activities	(503)	147
Net increase (decrease) in cash, cash equivalents and restricted cash	12,331	(29,767)

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from cash collected from the sale of our products and services, and license agreements and grants. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally.

Net cash used in operating activities in the three months ended March 31, 2020 was $4.3 million and consisted of net loss of $16.0 million, adjusted for non-cash adjustments of $7.0 million, partially offset by a net decrease in assets and liabilities of $4.7 million. Non-cash items primarily included an amortization of developed technology of $3.0 million, stock-based compensation expense of $2.4 million, amortization of debt discounts, premiums and issuance costs of $0.1 million, depreciation and amortization of $1.1 million, and other non-cash items of $0.3 million. The net decrease in assets and liabilities was primarily due to a decrease in accounts receivable of $4.7 million, an increase in accounts payable of $3.1 million, and an increase in deferred revenue of $1.0 million, partially offset by an increase of inventories of $2.3 million and a decrease in other liabilities of $2.1 million.

Net cash used in operating activities for the three months ended March 31, 2019 was $20.1 million and consisted of net loss of $25.5 million, adjusted for non-cash adjustments of $17.5 million, and an increase in the assets and liabilities of $12.1 million. Non-cash items primarily included a $9.0 million loss on extinguishment of debt, amortization of developed technology of $2.8 million, stock-based compensation expense of $2.3 million, amortization of debt discounts, premiums, and issuance costs of $2.0 million, and depreciation and amortization of $1.2 million. The net change in assets and liabilities included a decrease in other liabilities of $10.9 million, an increase in accounts receivable of $2.5 million, an increase in inventories of $0.9 million, and an increase in prepaid and other assets of $1.2 million, partially offset by an increase accounts payable of $2.6 million, and an increase in deferred revenue of $0.7 million.

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

Net cash provided by investing activities in the three months ended March 31, 2020 was $17.5 million, which was mainly due to proceeds from maturities of investments of $23.6 million, and partially offset by the acquisition of InstruNor AS, net of cash acquired, of $5.2 million.

Net cash used in investing activities in the three months ended March 31, 2019 was $9.8 million, which consisted of purchases of investments of $9.5 million and capital expenditures of $0.3 million to support our commercial and manufacturing operations.

Net Cash Provided by (Used in) Financing Activities

We used cash in financing activities of $0.5 million during the three months ended March 31, 2020 was primarily due to payments of debt issuance costs of $0.4 million.

We generated cash from financing activities of $0.1 million during the three months ended March 31, 2019, consisting primarily of $0.3 million from exercise of stock options, partially offset by $0.1 million for income taxes related to net share settlement of equity awards.

Capital Resources

At March 31, 2020 and December 31, 2019, our working capital, excluding deferred revenues and restricted cash, was $59.7 million and $74.0 million, respectively, including cash and cash equivalents of $35.0 million and $21.7 million, respectively, and short-term investments of $13.5 million and $37.0 million, respectively.

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

In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds was used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to purchase their 2014 Notes beginning in February 2021.  The private placement of the 2019 Notes, and concurrent repurchase of a portion of the 2014 Notes, had the effect of refinancing a portion of the Company’s outstanding debt under the 2014 Notes to December 2024.

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

On August 2, 2018, we entered into a $15.0 million revolving senior credit facility (Revolving Credit Facility) with Silicon Valley Bank (SVB), with a maturity date of August 2, 2020. The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of March 31, 2020 total availability under the Revolving Credit Facility was $8.6 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 7 to our consolidated financial statements for more information about the Revolving Credit Facility.

On April 21, 2020, we entered into the Third Amendment to Loan and Security Agreement with SVB (the Amendment), which amends the Loan and Security Agreement dated as of August 2, 2018, between the Company and SVB (as amended by the Default Waiver and First Amendment to Loan and Security Agreement dated September 7, 2018, and the Second Amendment to Loan and Security Agreement dated November 20, 2019, the Revolving Credit Agreement). The Amendment extends the maturity date by two years, to August 2, 2022. We also amended the interest rate to be the greater of (i) prime rate (as customarily defined), plus 0.50%, floating, and (ii) 5.25%. Interest on any outstanding loans continues to be due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. Annual administration fees are unchanged and the quarterly unused revolving line facility fee remains at 0.75% per annum on the average unused facility. The Amendment also includes various administrative changes.

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

If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from COVID-19. If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products.

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Contractual Obligations and Commitments
Our operating lease obligations relate to leases for our current corporate headquarters and leases for manufacturing and office space for our foreign subsidiaries. Please see Note 8 to our condensed consolidated financial statements for a discussion of our lease obligations.
Other than as disclosed above, there have been no material changes during the three months ended March 31, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2020, we had a foreign currency loss of $1.0 million compared to a foreign currency gain of $45 thousand in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $35.0 million as of March 31, 2020. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We also held $13.5 million of investments in treasury securities at March 31, 2020. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-Q. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, global sociopolitical events, and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations, or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.
Risks Related to Fluidigm’s Business and Strategy
The global COVID-19 pandemic and related impacts are having a material adverse effect on our operations, financial performance and cash flows. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
Since December 2019, an outbreak of SARS-CoV-2, a novel strain of coronavirus that causes a disease commonly known as COVID-19, has since spread globally throughout all the countries in which we and our customers, suppliers, and other business partners operate. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The COVID-19 pandemic has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general slowdown in the global economy, cause increasingly adverse impacts on our customers, suppliers, and other business partners, and further disrupt our operations. Changes in our operations as a result of the COVID-19 pandemic may result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.
The COVID-19 pandemic and related governmental reactions have had, and may continue to have a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

•	reduced demand for our products and services due to the impact of COVID-19 on our customers, particularly in the global academic research community;

•	diminished business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;

•
increased susceptibility to the risk of information technology security breaches and other disruptions due to increased volumes of remote access to our information systems from our employees working at home;

•	the negative impact of travel restrictions and social distancing policies on our sales operations, marketing efforts, and customer field support;

•	impaired ability to retain personnel over concerns about workplace exposure to COVID-19, or to hire and effectively train new personnel, due to physical distancing protocols;

•	increased operating costs if one of our facilities were to experience a COVID-19 outbreak;

•	disruption of the operations of our contract manufacturers, suppliers, and other business partners; and

•	increased volatility in our stock price due to financial market instability.
The extent to which the COVID-19 outbreak impacts our business, including our financial results, will depend on future developments, which are highly uncertain and cannot be predicted at this time with confidence, such as the continued geographic spread of the disease, the duration of the outbreak, and actions taken in the United States and elsewhere to contain the outbreak and treat the disease, such as social distancing and quarantines, business closures or business disruptions.
Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, we are unable to predict the impact of COVID-19 on our operations, our financial performance, and our ability to successfully execute our business strategies and initiatives. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
As the COVID-19 crisis continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in our other risk factors below. COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results, particularly if the pandemic and its associated impacts reoccur in the coming months.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $64.8 million, $59.0 million, and $60.5 million during the years 2019, 2018, and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $639.7 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.
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
We consider Illumina, Inc., Agilent Technologies, Inc., Thermo Fisher Scientific Inc. (Thermo), Bio-Rad Laboratories, Inc., NanoString Technologies, Inc. (NanoString), and Agena Bioscience, Inc. to be our principal competitors in the microfluidics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors for our mass cytometry market share, and that IonPath Inc., Akoya Biosciences, Inc., and NanoString are our principal competitors for our Imaging Mass Cytometry™ market share. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.
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
In manufacturing our products, including our systems, IFCs, and assays, we depend upon third parties for the supply of various components, many of which require a significant degree of technical expertise to produce. In addition, we purchase certain products from third party suppliers for resale. If our suppliers fail to produce components to specification or provide defective products to us for resale and our quality control tests and procedures fail to detect such errors or defects, or if we or our suppliers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.
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
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which may additionally be impacted by factors such as the COVID-19 pandemic—could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities, approximately 60% to 70% of which are either closed or working at reduced capacity because of the COVID-19 pandemic, have resulted in lower than expected sales of our systems, IFCs, assays, and reagents. Similar reductions and delays in customer spending may result from other factors that are not within our control, such as:

•	changes in economic conditions;

•	natural disasters or public health crises;

•	changes in government programs that provide funding to research institutions and companies;

•	changes in the regulatory environment affecting life science and plant and animal research companies engaged in research and commercial activities;

•	differences in budget cycles across various geographies and industries;

•	market-driven pressures on companies to consolidate operations and reduce costs;

•	mergers and acquisitions in the life science and plant and animal research industries; and

•	other factors affecting research and development spending.
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
Disruption of our manufacturing facilities or other operations, or in the operations of our customers or business partners, due to earthquake, flood, other natural catastrophic events, public health crises, or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.
We have significant manufacturing operations in Singapore and Canada and operations in the United States. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, public health crises (including the ongoing COVID-19 pandemic), fire, earthquake, volcanic eruptions, energy shortages, flooding, or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation of our products at customer sites.
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

•
business interruptions resulting from global sociopolitical events, including war and terrorism, public health crises such as COVID-19, and natural disasters including earthquakes, typhoons, floods and fires;

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
We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, complications related to public health crises, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of any key member of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. In April 2020, in response to the COVID-19 pandemic, we implemented a temporary reduction in employee salaries and company-wide hiring constraints. The duration of both the temporary salary reduction and the hiring constraints is indefinite, and we cannot predict our employees’ willingness to remain with us during such salary reduction until our regular operations are restored. We do not maintain fixed term employment contracts or significant key person life insurance with any of our employees.
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
Since 2017, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. In connection with the COVID-19 pandemic, we have begun implementing reductions in our operating expense structure, including implementing enterprise-wide salary reductions and constrained hiring until our business returns to more normal volumes. Further actions such as these may be required on an ongoing basis to preserve liquidity and optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of these further efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to grow our business and become profitable may not be successful.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with application dates of May 26, 2021 (postponed from 2020) and May 26, 2022 respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies even if we do not elect to seek regulatory clearance or approval to market our products for diagnostic purposes, which would adversely impact our ability to market and sell our products and harm our business.
As products that are currently labeled, promoted and intended as RUO, our products are not currently subject to regulation as medical devices by the FDA or comparable agencies of other countries. However, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are currently intended for research use only or deem our current sales, marketing and promotional efforts as being inconsistent with research use only products. For example, our customers may independently elect to use our research use only labeled products in their own laboratory developed tests (LDTs) for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories offering LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and manufacturers of products used for LDTs, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to certain genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict how these various efforts will be resolved, how Congress or the FDA will regulate LDTs in the future, or how that regulatory system will impact our business.
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
The Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulation (EC) No. 1907/206 is the European Union’s regulation on chemicals and their safe use. The list of chemicals has been updated and some of the updates affect chemicals used in our products. We will request a research exception, but if not granted, we will need to reduce the concentration of some of the chemicals in our products, which will require significant research and development and operations efforts.
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
We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•	expanding the commercialization of our products;

•	funding our operations;

•	furthering our research and development; and

•	acquiring other businesses or assets and licensing technologies.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications;

•	the cost of defending any litigation including intellectual property, employment, contractual or other litigation;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing, and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	fluctuations in cash demands (e.g., due to interest or principal payments or payouts under existing cash compensation plans);

•	variability in sales and timing of related cash collections;

•	the effectiveness of our efficiency and cost-savings initiatives;

•	the impact of any natural disasters or public health crises, such as COVID-19;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
To the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to extreme disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing in addition to the Revolving Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions resulting from COVID-19. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay development or commercialization of our products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products, or cease operations. Any of these factors could harm our operating results.
If we fail to comply with the covenants and other obligations under our Revolving Credit Facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
In August 2018, we entered into the Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million. The Revolving Credit Facility is secured by substantially all of our assets, other than intellectual property. The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the Revolving Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Revolving Credit Agreement and, if they are not repaid, could foreclose upon the assets securing our obligations under the Revolving Credit Facility.
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
Adverse economic conditions in the U.S. and international markets, including the economic contraction resulting in part from the COVID-19 pandemic, have negatively affected our revenues and operating results and may continue to do so. The global credit and financial markets have in recent years experienced volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. In addition, certain geopolitical events, including the United States government’s adoption and expansion of trade restrictions and the United Kingdom’s withdrawal from the European Union, have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.
If we are unable to expand our direct sales and marketing force or distribution capabilities to adequately address our customers’ needs, our business may be adversely affected.
We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to continue to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. We have experienced significant changes in our sales organization in the past year due to reorganizations and changes in leadership. In addition, as part of our cost reduction program to manage the impact of the COVID-19 pandemic, we have implemented enterprise-wide salary reductions, including with respect to our sales and marketing employees. Failure to return our employees to prior salary levels may negatively impact our ability to maintain the skilled sales and marketing force necessary to support business activities in the future, if and when market activities return to pre-COVID-19 levels. As a result, our future success will depend largely on our ability to retain and motivate such personnel. Because competition for such employees is intense, we can provide no assurance that we will be able to retain them on favorable or commercially reasonable terms, if at all. Failure to attract and retain our current personnel or to build an efficient and effective sales and marketing force would negatively impact sales of our products and reduce our revenue and profitability.

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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
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
We have significant outstanding convertible debt. As of March 31, 2020, we had outstanding $1.1 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes. If we undergo a fundamental change (as defined in the terms of the indenture governing either the 2014 Notes or the 2019 Notes (collectively, the Convertible Notes)), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes or 2019 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
In-licensed intellectual property rights that are fundamental to our business being operated present numerous risks and limitations. For example, all or a portion of the license rights granted may be limited for research use only, and in the event we attempt to expand into diagnostic applications, we would be required to negotiate additional rights, which may not be available to us on commercially reasonable terms, if at all.
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
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the impact of public health crises, including the COVID-19 pandemic, on global financial markets;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with our acquisition of InstruNor AS, a privately held Norwegian company, we issued 485,451 shares of our common stock pursuant to an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended. The consideration for the InstruNor AS acquisition also included approximately $5.2 million in cash, for a total purchase price of $7.2 million.

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

FLUIDIGM CORPORATION

Dated: May 11, 2020	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: May 11, 2020	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer