Form 10-Q
period 2020-06-30
FLUIDIGM CORP
filed 2020-08-07
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 71,316,370 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$42,965	$21,661
Short-term investments	2,431	36,978
Accounts receivable (net of allowances of $101 and $6, at June 30, 2020 and December 31, 2019, respectively)	9,983	18,981
Inventories	18,900	13,884
Prepaid expenses and other current assets	4,171	4,592
Total current assets	78,450	96,096
Property and equipment, net	7,865	8,056
Operating lease right-of-use asset, net	39,027	4,860
Other non-current assets	5,034	5,492
Developed technology, net	45,644	46,200
Goodwill	106,328	104,108
Total assets	$282,348	$264,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,384	$6,510
Accrued compensation and related benefits	6,757	5,160
Operating lease liabilities, current	2,170	1,833
Other accrued liabilities	5,758	7,515
Deferred revenue, current	14,279	11,803
Total current liabilities	38,348	32,821
Convertible notes, net	54,013	53,821
Deferred tax liability	9,655	11,494
Operating lease liabilities, non-current	39,139	4,323
Deferred revenue, non-current	7,936	8,168
Other non-current liabilities	538	573
Total liabilities	149,629	111,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either June 30, 2020 or December 31, 2019	—	—
Common stock: $0.001 par value, 200,000 shares authorized at June 30, 2020 and December 31, 2019; 71,283 and 69,956 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	71	70
Additional paid-in capital	786,193	777,765
Accumulated other comprehensive loss	(809)	(582)
Accumulated deficit	(652,736)	(623,641)
Total stockholders’ equity	132,719	153,612
Total liabilities and stockholders’ equity	$282,348	$264,812
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$17,405	$23,235	$36,386	$48,062
Service revenue	5,140	4,961	10,326	10,245
Development revenue	3,000	—	3,000	—
Other revenue	513	—	3,963	—
Total revenue	26,058	28,196	53,675	58,307
Costs and expenses:
Cost of product revenue	9,483	11,100	19,123	22,489
Cost of service revenue	1,237	1,733	2,762	3,465
Research and development	8,448	7,865	17,147	16,237
Selling, general and administrative	20,616	22,134	43,311	44,958
Total costs and expenses	39,784	42,832	82,343	87,149
Loss from operations	(13,726)	(14,636)	(28,668)	(28,842)
Interest expense	(897)	(491)	(1,797)	(3,192)
Loss from extinguishment of debt	—	—	—	(9,000)
Other income (expense), net	463	231	(355)	715
Loss before income taxes	(14,160)	(14,896)	(30,820)	(40,319)
Income tax benefit	1,145	1,143	1,825	1,101
Net loss	$(13,015)	$(13,753)	$(28,995)	$(39,218)
Net loss per share, basic and diluted	$(0.18)	$(0.20)	$(0.41)	$(0.61)
Shares used in computing net loss per share, basic and diluted	70,916	69,158	70,691	63,923

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(13,015)	$(13,753)	$(28,995)	$(39,218)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	109	(9)	(194)	(1)
Net change in unrealized gain (loss) on investments	(33)	63	(33)	65
Other comprehensive income (loss), net of tax	76	54	(227)	64
Comprehensive loss	$(12,939)	$(13,699)	$(29,222)	$(39,154)

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
Issuance of restricted stock, net of shares withheld for taxes, and other	255	—	(146)	—	—	(146)
Cumulative-effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(15,980)	(15,980)
Other comprehensive loss, net of tax	—	—	—	(303)	—	(303)
Balance as of March 31, 2020	70,696	$71	$782,031	$(885)	$(639,721)	$141,496
Issuance of restricted stock, net of shares withheld for taxes, and other	286	—	(116)	—	—	(116)
Issuance of common stock under ESPP	301	—	645	—	—	645
Stock-based compensation expense	—	—	3,633	—	—	3,633
Net loss	—	—	—	—	(13,015)	(13,015)
Other comprehensive income, net of tax	—	—	—	76	—	76
Balance as of June 30, 2020	71,283	$71	$786,193	$(809)	$(652,736)	$132,719

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116
Issuance of common stock on bond conversion	19,460	19	133,279	—	—	133,298
Issuance of restricted stock, net of shares withheld for taxes, and other	140	1	(177)	—	—	(176)
Issuance of common stock from option exercises	53	—	255	—	—	255
Stock-based compensation expense	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(25,465)	(25,465)
Other comprehensive income, net of tax	—	—	—	10	—	10
Balance as of March 31, 2019	68,991	$69	$767,169	$(677)	$(584,316)	$182,245
Issuance of restricted stock, net of shares withheld for taxes, and other	183	—	(325)	—	—	(325)
Issuance of common stock from option exercises	130	—	793	—	—	793
Issuance of common stock under ESPP	96	—	641	—	—	641
Stock-based compensation expense	—	—	2,985	—	—	2,985
Net loss	—	—	—	—	(13,753)	(13,753)
Other comprehensive income, net of tax	—	—	—	54	—	54
Balance as of June 30, 2019	69,400	$69	$771,263	$(623)	$(598,069)	$172,640

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(28,995)	$(39,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016	2,351
Stock-based compensation expense	6,000	5,263
Amortization of developed technology	5,936	5,600
Amortization of debt discounts, premiums and issuance costs	275	2,037
Lease amortization	1,331	(250)
Loss on extinguishment of debt	—	9,000
Provision for excess and obsolete inventory	306	555
Loss on disposal of property and equipment	148	29
Other non-cash items	136	162
Changes in assets and liabilities:
Accounts receivable, net	9,055	(2,420)
Inventories	(4,892)	(2,041)
Prepaid expenses and other assets	(706)	(965)
Accounts payable	3,136	3,439
Deferred revenue	1,965	476
Other liabilities	(2,796)	(9,161)
Net cash used in operating activities	(7,085)	(25,143)
Investing activities
Acquisition, net of cash acquired	(5,154)	—
Purchases of investments	—	(44,614)
Proceeds from sale of investments	5,011	—
Proceeds from maturities of investments	29,400	—
Purchases of property and equipment	(1,671)	(685)
Net cash provided by (used in) investing activities	27,586	(45,299)
Financing activities
Payment of debt issuance cost	(375)	(15)
Proceeds from exercise of stock options	—	1,048
Proceeds from stock issuance from ESPP	645	641
Payments for taxes related to net share settlement of equity awards and other	(262)	(487)
Net cash provided by financing activities	8	1,187
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(205)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,304	(69,280)
Cash, cash equivalents and restricted cash at beginning of period	23,736	95,401
Cash, cash equivalents and restricted cash at end of period	$44,040	$26,121
Supplemental disclosures of cash flow information
Cash paid for interest	$1,531	$2,600
Cash paid for income taxes, net of refunds	$194	$139
Asset retirement obligations	$316	$319

See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

1. Description of Business
Fluidigm Corporation (the Company, Fluidigm, we, our or us) creates, manufactures, and markets technologies and tools for life sciences research, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including integrated fluidic circuits (IFC), assays, and reagents. Our focus is on the most pressing needs in translational and clinical research, including infectious disease, cancer, immunology and immunotherapy. We sell our instruments, consumables and services to academic institutions, clinical laboratories, and contract research organizations, as well as biopharmaceutical, biotechnology, and agricultural biotechnology companies. The Company was formerly known as Mycometrix Corporation and changed its name to Fluidigm Corporation in April 2001. Fluidigm Corporation was founded in 1999 and is headquartered in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of June 30, 2020, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of information available to us and the unknown impact of COVID-19 as of June 30, 2020. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements.
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
Revenue Recognition
We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, including IFCs, assays and reagents. Service revenue is derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. We also generate revenue from development agreements, license and royalty agreements and grants. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities. Research and development cost includes costs associated with development and grant revenue.
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
Development Revenue
The Company has entered and may continue to enter into development agreements with third parties that provide for up-front and periodic milestone payments. Our development agreements may include more than one performance obligation. At the inception of the contract, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each development agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement.
We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In arrangements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and make revisions to such estimates as necessary.
We may also generate revenue from development or collaboration agreements that do not include upfront or milestone-based payments and generally recognize revenue on these types of agreements based on the timing of development activities.
Other Revenue
Other revenue consists of license and royalty revenue, and grant revenue. We recognize revenue from license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. For contracts that include sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.
In March 2020, we entered into an agreement to settle intellectual property infringement claims, in which we received a $3.5 million payment in exchange for a perpetual license under certain Fluidigm intellectual property. The settlement is considered a multiple-element arrangement with each element accounted for individually. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.
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
Significant Judgments
Applying the revenue recognition practices discussed above often requires significant judgment. Judgment is required when identifying performance obligations, estimating SSP and allocating purchasing consideration in multi-element arrangements, determining the transaction price and progress towards completion on development arrangements and estimating the future amount of our warranty obligations. Moreover, significant judgment is required when interpreting commercial terms and determining when control of goods and services passes to the customer. Any material changes created by errors in judgment could have a material effect on our operating results and overall financial condition.
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. One customer from whom we derived development revenue exceeded 10% of revenue for the three months ended June 30, 2020. No other customer represented more than 10% of total revenue for three and six months ended June 30, 2020 or 2019. Including the development revenue, revenues from our five largest customers were 32% and 30% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Revenues from our five largest customers were 23% and 20% of total revenue for the six months ended June 30, 2020 and 2019, respectively. There was no single customer that represented more than 10% of total accounts receivable at June 30, 2020, or December 31, 2019.

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
Leases
We determine if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use (ROU) assets and current and non-current operating lease liabilities in our condensed consolidated balance sheets. ROU assets represent our right-to-use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, we will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. We also elected not to separate lease and nonlease components for our building leases. The nonlease components are generally variable in nature and are expected to represent most of our variable lease costs. Variable costs are expensed as incurred. We have taken a portfolio approach for our vehicle leases by country.
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
In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). Most of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding.
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
The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2020 is as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2019	$(618)	$36	$(582)
Other comprehensive income (loss)	(303)	—	(303)
Ending balance at March 31, 2020	(921)	36	(885)
Other comprehensive income (loss)	109	(33)	76
Ending balance at June 30, 2020	$(812)	$3	$(809)
Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019.
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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2020	2019
Stock options, restricted stock units and performance awards	8,237	4,541
2019 Convertible Notes	18,966	—
2019 Convertible Notes potential make-whole shares	2,412	—
2014 Convertible Notes	19	916
Total	29,634	5,457

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
Recent Accounting Pronouncements
In November 2019, the FASB issued ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplify U.S. GAAP for Topic 740 by clarifying and amending existing guidance for, among other items, intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The new guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.
3. Business Combination
On January 17, 2020, we completed the acquisition of all of the outstanding shares of InstruNor AS, a privately held Norwegian company (InstruNor).
InstruNor is a provider of the only fully integrated sample preparation system for flow and mass cytometry. The acquisition of InstruNor supports our entry into the sample preparation market for cytometry analysis and expands our capabilities to include fully automated sample preparation for flow and mass cytometry. The value of this technology is reflected in the intangible asset for developed technology. The developed technology was valued using a discounted cash flow model for which the most sensitive assumption was revenue growth rate.
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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the InstruNor acquisition date. Goodwill of $2.2 million was calculated as the purchase price less the fair value of the net assets acquired as follows (in thousands):

January 17, 2020
Purchase price:
Cash consideration paid on closing to former equity holders	$5,165
Non-cash consideration common shares	2,049
Total purchase price	$7,214

Assets acquired:
Cash and cash equivalents	$11
Accounts receivable	32
Other receivables	13
Inventories, net	153
Developed technology	5,380
Liabilities assumed:
Accounts payable	14
Other current liabilities	15
Deferred tax liability	566
Fair value of identifiable net assets acquired	$4,994
Goodwill acquired on acquisition	$2,220

4. Revenue
Disaggregation of Revenue
The following table presents our revenue for the three and six months ended June 30, 2020 and 2019, respectively, based on geographic area and by source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Geographic Markets:
Americas	$13,940	$11,120	$28,784	$24,091
EMEA	6,557	11,217	14,653	19,373
Asia-Pacific	5,561	5,859	10,238	14,843
Total revenue	$26,058	$28,196	$53,675	$58,307

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Source:
Instruments	$8,577	$12,201	$18,048	$25,041
Consumables	8,828	11,034	18,338	23,021
Product revenue	17,405	23,235	36,386	48,062
Service revenue	5,140	4,961	10,326	10,245
Development revenue	3,000	—	3,000	—
Other revenue
License and royalty revenue	63	—	3,163	—
Grant revenue	450	—	800	—
Total other revenue	513	—	3,963	—
Total revenue	$26,058	$28,196	$53,675	$58,307
Performance Obligations
We reported $20.0 million of deferred revenue in our December 31, 2019 consolidated balance sheet. During the six months ended June 30, 2020, $6.2 million of the opening balance was recognized as revenue and $8.4 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At June 30, 2020, we reported $22.2 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at June 30, 2020 (in thousands):

Fiscal Year	Expected Revenue (1)
2020 (remainder of the year)	$7,401
2021	8,636
2022	4,702
Thereafter	3,164
Total	$23,903
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in our condensed consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins without penalty.

We apply the practical expedient that permits us not to disclose information about unsatisfied performance obligations for service contracts with an expected term of one year or less.
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
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the ongoing global COVID-19 pandemic and macroeconomic developments to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of our reporting unit or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.
During the first quarter of fiscal 2020, the Company assessed whether the current and potential future impact of the COVID-19 pandemic represented an event which necessitated an impairment review. This assessment included an update of the qualitative and quantitative factors affecting our business. As a result of this assessment, we determined that a triggering event had occurred and a quantitative impairment test was performed. As a result of this quantitative analysis, we determined that the fair values of our goodwill and developed technology intangibles were not less than their carrying values and no impairment was recognized.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	June 30, 2020
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,380	$(71,736)	$45,644	9.9 years
Patents and licenses	$11,274	$(8,802)	$2,472	7.8 years

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(65,800)	$46,200	10.0 years
Patents and licenses	$11,274	$(8,342)	$2,932	7.8 years
Total amortization expense for the three months ended June 30, 2020 and 2019 was $3.2 million and $3.1 million, respectively. Amortization of intangibles was $6.4 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively.

Based on the carrying value of intangible assets, net, as of June 30, 2020, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2020 (remainder of the year)	$5,936	$457	$6,393
2021	11,873	759	12,632
2022	11,873	676	12,549
2023	11,873	570	12,443
2024	2,073	10	2,083
Thereafter	2,016	—	2,016
Total	$45,644	$2,472	$48,116

6. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$42,965	$21,661
Restricted cash	1,075	2,075
Total cash, cash equivalents and restricted cash	$44,040	$23,736
Short-term restricted cash of approximately $75 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of June 30, 2020.
Inventories
Inventories consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$9,665	$6,133
Work-in-process	1,063	659
Finished goods	8,172	7,092
Total inventories	$18,900	$13,884
Property and Equipment, net
Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Computer equipment and software	$4,376	$3,997
Laboratory and manufacturing equipment	19,652	19,325
Leasehold improvements	7,962	7,788
Office furniture and fixtures	2,076	1,824
Property and equipment, gross	34,066	32,934
Less accumulated depreciation and amortization	(26,309)	(24,954)
Construction-in-progress	108	76
Property and equipment, net	$7,865	$8,056

Warranties
Activity for our warranty accrual for the six months ended June 30, 2020 and 2019, which are included in other accrued liabilities, is summarized below (in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$1,390	$863
Accrual for current period warranties	419	657
Warranty costs incurred	(277)	(429)
Ending balance	$1,532	$1,091

7. Convertible Notes and Credit Facility
2014 Senior Convertible Notes (2014 Notes)
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. We received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount of $6.0 million and the debt issuance costs of $1.1 million were recorded as offsets to the proceeds. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is 3.0%. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below. As of June 30, 2020, there is $1.1 million aggregate principal of the 2014 Notes outstanding.
2018 Senior Convertible Notes (2018 Notes)
In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for 2018 Notes, leaving $51.3 million of the aggregate principal amount of 2014 Notes outstanding. As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value was being amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023.
The 2018 Notes accrued interest at a rate of 2.75% payable semi-annually in arrears on February 1 and August 1 of each year. The 2018 Notes were set to mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes was 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events. Those certain specified events included holders who converted their 2018 Notes voluntarily prior to our exercise of the issuer’s conversion option described below or in connection with a make-whole fundamental change prior to February 6, 2023, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes. Any time prior to the maturity of the 2018 Notes, we could convert the 2018 Notes, in whole but not in part, into cash, shares of our common stock, or combination thereof, if the closing price of our common stock equaled or exceeded 110% of the conversion price then in effect for a specified number of days.
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
In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the trustee, U.S. Bank National Association, of our intention to exercise our issuer’s conversion option with respect to the remaining approximately $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the bonds were retired. We recognized a loss of $9.0 million on the retirement of the 2018 Notes, which represented the difference between the fair value of the bonds retired and their carrying costs. The net impact on equity was $133.3 million and represented the fair value of the bonds retired.
2019 Senior Convertible Notes (2019 Notes)
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the offering of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs of approximately $2.3 million. $51.8 million of the proceeds of the 2019 Notes were used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving $1.1 million of aggregate principal value of 2014 Notes outstanding. We accounted for the transaction as an extinguishment of debt due to the significance of the change in value of the embedded conversion option, resulting in a $3.0 million loss in the fourth quarter of 2019. The loss on extinguishment of debt was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2019 Notes) and the net carrying value of the 2014 Notes exchanged.
The 2019 Notes bear interest at 5.25% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020. The Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to our exercise of the Issuer’s Conversion Option or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest.
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
The carrying values of the components of the 2014 Notes and the 2019 Notes are as follows (in thousands):

	June 30, 2020	December 31, 2019
2.75% 2014 Notes due 2034
Principal amount	$1,079	$1,079
Unamortized debt discount	(24)	(18)
Unamortized debt issuance cost	(4)	(4)
	$1,051	$1,057

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(2,038)	(2,236)
	$52,962	$52,764
Net carrying value of all Notes	$54,013	$53,821

2018 Revolving Credit Facility
In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this Borrowing Base, we may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. The Borrowing Base as of June 30, 2020 under the Revolving Credit Facility was $7.3 million. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2020.
The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. Until an amendment in April 2020, the Revolving Credit Facility was set to mature on August 2, 2020. The interest rate on outstanding loans under the Revolving Credit Facility was the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. In addition, we pay a quarterly unused revolving line facility fee of 0.75% per annum on the average unused facility and an annual commitment fee of $112,500.
Effective April 21, 2020, the Revolving Credit Facility was amended to extend the maturity date to August 2, 2022. In addition, the interest rate on outstanding loans under the Revolving Credit Facility was reduced by 0.25%. The quarterly unused line fee, which was previously based on the Maximum Amount, will now be based on the Borrowing Base. The annual commitment fee of $112,500 is unchanged.
The Revolving Credit Facility contains customary affirmative and negative covenants that, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased to 5.0% above the otherwise applicable rate of interest. We were in compliance with all the terms and conditions of the Revolving Credit Facility at June 30, 2020.
8. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of June 30, 2020 and December 31, 2019 (in thousands, except for discount rate and lease term):

	June 30, 2020	December 31, 2019
Operating lease right-of-use buildings	$40,618	$6,234
Operating lease right-of-use equipment	33	69
Operating lease right-of-use vehicles	452	355
Total operating lease right-of-use assets, gross	41,103	6,658
Accumulated amortization	(2,076)	(1,798)
Total operating lease right-of-use assets, net	$39,027	$4,860

Operating lease liabilities, current	$2,170	$1,833
Operating lease liabilities, non-current	39,139	4,323
Total operating lease liabilities	$41,309	$6,156

Weighted average remaining lease term (in years)	9.1	4.7
Weighted average discount rate per annum	11.9%	5.0%

A new operating lease for our corporate headquarters in South San Francisco, California commenced in March 2020. We recorded a ROU asset of $35.7 million at the inception of the lease and an operating lease liability of $35.3 million. The lease term is approximately ten years. Future minimum lease payments over the life of the lease were discounted at a rate of 12.55%, which was our estimated incremental collateralized borrowing rate for the term of the lease at the inception of the lease.
The following table presents the components of lease expense for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (including variable costs)	$2,312	$1,553	$4,511	$3,056
Variable costs including non-lease component	$548	$703	$1,169	$1,303

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities in thousands):
			Six Months Ended June 30,
			2020	2019
Operating cash flows from operating leases			$1,987	$2,061
Future minimum lease payments under commenced non-cancelable operating leases, which are as of June 30, 2020 as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases
2020 (remainder of year)	$3,214
2021	7,282
2022	6,985
2023	6,907
2024	7,120
Thereafter	39,231
Total future minimum payments	$70,739
Less: imputed interest	(29,430)
Total	$41,309

9. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$20,196	$—	$—	$20,196	$20,196	$—	$—
Cash-restricted	1,075	—	—	1,075	—	—	1,075
Total cash	$21,271	$—	$—	$21,271	$20,196	$—	$1,075
Available-for-sale:
Level I:
Money market funds	$22,769	$—	$—	$22,769	$22,769	$—	$—
US treasury securities	2,428	3	—	2,431	—	2,431	—
Subtotal	$25,197	$3	$—	$25,200	$22,769	$2,431	$—
Total	$46,468	$3	$—	$46,471	$42,965	$2,431	$1,075

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$16,614	$—	$—	$16,614	$16,614	$—	$—
Cash-restricted	2,075	—	—	2,075	—	—	2,075
Total cash	$18,689	$—	$—	$18,689	$16,614	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$5,047	$—	$—	$5,047	$5,047	$—	$—
US treasury securities	36,942	36	—	36,978	—	36,978	—
Subtotal	$41,989	$36	$—	$42,025	$5,047	$36,978	$—
Total	$60,678	$36	$—	$60,714	$21,661	$36,978	$2,075
There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used, during the six months ended June 30, 2020.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the six months ended June 30, 2020 and 2019. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
Convertible Notes
In 2019, we significantly reduced the amount of our outstanding debt. As a result, these securities are not traded frequently, so it is difficult to estimate a reliable and accurate market price and represent Level III valuations. A fair value for these assets cannot be determined by using readily observable inputs or measures, such as market prices or models. Fair values were estimated using pricing models and risk-adjusted value ranges.

The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2019 Notes at June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020			December 31, 2019
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$1,079	$1,051	$1,122	$1,079	$1,057	$1,122
2019 Notes	55,000	52,962	82,369	55,000	52,764	73,975
Total	$56,079	$54,013	$83,491	$56,079	$53,821	$75,097

10. Shareholders’ Equity
InstruNor Acquisition
In January 2020, we completed the acquisition of all of the outstanding shares of InstruNor (see Note 3). The purchase price was approximately $7.2 million, consisting of $5.2 million in cash and 485,451 shares of our common stock.
Conversion of 2018 Notes
In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 7). As a result of this issuance of our common stock, we recorded a total of $133.3 million of equity, which was equivalent to the fair value of the bonds retired.
At June 30, 2020, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2009 Equity Incentive Plan	19	—	—
2011 Equity Incentive Plan	1,609	6,138	2,823
DVS Sciences Inc. 2010 Equity Incentive Plan	23	—	—
2017 Inducement Award Plan	207	241	—
2017 Employee Stock Purchase Plan	—	—	3,100
	1,858	6,379	5,923

11. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our 2017 Employee Stock Purchase Plan (ESPP) and the grant of stock options, restricted stock units (RSUs) and performance-based awards under our equity incentive plans. Our board of directors determines the number of awards to grant and also sets vesting criteria.
In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of either 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably each quarter over 16 quarters, subject to the employees’ continued employment. In May 2020, we granted 1.8 million retention RSUs that vest over three years, with 50% of the RSUs vesting after one year and 25% of the RSUs vesting each year thereafter.
Incentive stock options and non-statutory stock options granted under our 2011 Equity Incentive Plan (2011 Plan) have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than 10% of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 110% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.
For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved an increase in the number of shares reserved for issuance under the 2011 Plan of 1.4 million shares.
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
Activity under the 2011 Plan, the 2009 Plan, and the Inducement Plan was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	2,551	$7.43
RSU granted	3,642	$3.95
RSU released	(602)	$7.72
RSU forfeited	(222)	$6.82
Balance as of June 30, 2020	5,369	$5.06
As of June 30, 2020, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $24.8 million. We expect to recognize those costs over a weighted average period of 3.0 years.

Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2019	2,027	$7.78	6.8	$81
Options granted	105	$3.74
Options exercised	—	$—
Options forfeited	(274)	$5.71
Balance as of June 30, 2020	1,858	$7.86	6.1	$163
Vested at June 30, 2020	1,372	$8.69	5.4	$115
Awards expected to vest at June 30, 2020	474	$5.50	8.1	$48

(1)Aggregate intrinsic value as of June 30, 2020 was calculated as the difference between the closing price per share of our common stock on the last trading day of June 30, 2020, which was $4.01, and the exercise price of the options, multiplied by the number of in-the-money options.
As of June 30, 2020, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $1.4 million. We expect to recognize those costs over a weighted average period of 1.5 years.
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
Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	547	$15.09
PSU granted	509	$4.82
PSU released	—	$—
PSU forfeited	(94)	$14.26
Balance at June 30, 2020	962	$9.74
As of June 30, 2020, the unrecognized compensation costs related to these awards were $5.7 million. We expect to recognize those costs over a weighted average period of 2.0 years.

Performance Stock Units with Performance Conditions
During 2019, we also granted a PSU award under which the number of PSUs that ultimately vest is dependent on achieving certain discrete operational milestones between September 30, 2019 and December 31, 2020. Activity to date under this PSU award is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	64	$7.05
PSU granted	—	$—
PSU released	(4)	$7.05
PSU forfeited	(12)	$7.05
Balance at June 30, 2020	48	$7.05
2017 Employee Stock Purchase Plan
In August 2017, our stockholders approved our ESPP at the annual meeting of stockholders. Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our first ESPP offering period began on October 1, 2017 with a shorter offering period ending on November 30, 2017.
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
Effective in June 2019, our ESPP program was amended to offer a twelve-month offering period with two six-month purchase periods beginning on each of May 31 and November 30. Employees were eligible under the amended program to participate through payroll deductions of up to 15% of their compensation. Employees may not purchase more than $25 thousand of stock for any calendar year.
Under the updated ESPP program, the purchase price at which shares are sold for the first purchase period is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the first purchase period. For the second purchase period, the purchase price at which shares are sold is 85% of the lower of the fair market value of the common stock on the first day of the offering period and the last day of the offering period. In the event the fair market value of the common stock at the beginning of the second purchase period is less than the fair market value on the beginning of the offering period, the purchase price for the second offering period is reset to 85% of the lower of the fair value of the common stock at the beginning of the second purchase period and the last day of the offering period.
The offering period of June 1, 2019 to May 31, 2020 had two purchase periods, with one period ending November 30, 2019 and the other period ending May 31, 2020. As the fair market value of the common stock at November 30, 2019 was lower than the fair value of the common stock at the beginning of the offering period, the purchase price for the second purchase period was reset based on the lower of the November 30, 2019 price and the May 31, 2020 price. The resetting of the purchase price is considered to be a modification of the original terms of the award. Under ASC 718, the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified was approximately $0.3 million. This amount was amortized over the remaining offering period which ended May 31, 2020.
In April 2020, our board of directors authorized, and in June 2020, our stockholders approved, an amendment and restatement of the ESPP that increased the number of shares reserved for issuance by an additional 3.0 million shares and made various other changes. Effective June 2020, our ESPP program was amended to offer a six-month offering period, with a new offering and purchase period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible under the amended program to participate through payroll deductions of up to 10% of their compensation. Employees may not purchase more than $25 thousand of stock for any calendar year. The purchase price of the shares sold under the ESPP is 85% of the lower of fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period.

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted Stock Units, Stock Options and Performance Share Units	$3,331	$2,848	$5,443	$4,993
Employee Stock Purchase Plan	303	144	557	270
Total Share-based Compensation	$3,634	$2,992	$6,000	$5,263

12. Income Taxes
Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. Our quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
We recorded a tax benefit of $1.1 million for both the three months ended June 30, 2020 and 2019. We recorded a tax benefit of $1.8 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. The benefits for all periods were primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liabilities partially offset by tax provisions for our foreign operations and state minimum income taxes.
Our tax benefit for income taxes for the periods presented differ from the 21% U.S. Federal statutory rate for the six months ended June 30, 2020 and 2019, respectively, primarily due to maintaining a valuation allowance for most of our deferred tax assets, which primarily consist of net operating loss carryforwards.
Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the three and six months ended June 30, 2020, and 2019, respectively, we did not recognize any material interest or penalties related to uncertain tax positions.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax deprecation methods for qualified improvement property. We are currently analyzing the impact of these changes and therefore, an estimate of the impact on income taxes, if any, is not yet available.
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
A summary table of our total revenue by geographic areas of our customers and by product and services for the three and six months ended June 30, 2020 and 2019 is included in Note 4 to the condensed consolidated financial statements.
Sales to customers in the United States represented $13.4 million, or 51% of total revenues, and $27.5 million, or 51% of total revenues, for the three and six months ended June 30, 2020, respectively. Sales to customers in the United States represented $9.9 million, or 35% of total revenues, and $22.4 million, or 38% of total revenues, for the three and six months ended June 30, 2019, respectively.
No foreign country or jurisdiction had sales in excess of 10% of total revenues for the three months ended June 30, 2020 and 2019, except for China, which had sales of $3.5 million, or 13% of total revenues, and $4.0 million, or 14% of total revenues, respectively. There was no foreign country or jurisdiction with sales in excess of 10% of our total revenues for the six months ended June 30, 2020 or 2019, except for China, which had sales of $7.5 million, or 13% of total revenues, for the six months ended June 30, 2019.

14. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to last approximately one year from the date of the agreement. We recognized $3.0 million of development revenue from this agreement in the three and six months ended June 30, 2020, along with approximately $1.0 million of deferred revenue.
15. Commitments and Contingencies
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
16. Subsequent Events
In July 20, 2020, we entered into a letter contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The RADx program aims to support a range of new lab-based and point-of-care tests that could significantly increase the number, type and availability of COVID-19 tests. This project, with a total proposed budget of up to $37.0 million, contemplates expanding production capacity and throughput capabilities for COVID-19 testing with Fluidigm microfluidics technology. The letter contract provides Fluidigm with access to up to $12.2 million of initial funding based on completion and delivery of certain validation milestones prior to execution of a definitive contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition and public health crises (including the COVID-19 pandemic) on our business. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
Overview
Fluidigm is a global company that improves life through comprehensive health insight. Our innovative technologies and multi-omic tools are used by researchers to reveal meaningful insights into health and disease, identify biomarkers to inform decisions, and accelerate the development of more effective therapies. We create, manufacture, and market a range of products and services, including instruments, reagents and software that are used by researchers and clinical labs worldwide.
Our focus is on the most pressing needs in translational and clinical research, including infectious disease, cancer, immunology and immunotherapy. We use proprietary CyTOF® and microfluidics technologies to develop innovative end-to-end solutions that have the flexibility required to meet the needs of translational research and the robustness to support high-impact clinical research studies.
We sell our products to leading academic, government, pharmaceutical, biotechnology, clinical, and plant and animal research laboratories worldwide. We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries.

Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures our genomics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our microfluidics IFCs are fabricated at our Singapore facility. Our mass cytometry instruments, assays and reagents are manufactured at our facility in Canada. We also use U.S.-based third-party contract manufacturers for reagent manufacturing.
Our total revenue for the six months ended June 30, 2020 was $53.7 million compared to $58.3 million for the six months ended June 30, 2019. Our total revenue was $117.2 million in 2019 and $113.0 million in 2018. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2020, our accumulated deficit was $652.7 million.
Recent Developments
We have been responding to the COVID-19 pandemic by taking steps to protect our employees, support our customers, and manage our liquidity. As Fluidigm is a designated essential business, our employees have been working from home offices or our laboratories and offices, and in some cases, at customer sites. We have implemented health and safety practices in accordance with evolving government and public health agency guidelines in all of our facilities around the world, including maintaining social distancing and enhanced cleaning protocols, facilities modifications, temperature checks in some locations, and usage of face masks and other personal protective equipment where appropriate. Other operational adjustments made in response to COVID-19 include increased raw material stocking and proactive supplier management.
We have activated our business continuity plans as a result of this pandemic, which include steps taken not only to help keep our workforce healthy and safe, but also to ensure a strong data security and internal control environment. Our controls around financial reporting have been modified slightly as needed to reflect the impact of working remotely. To date we have not needed to take advantage of extended SEC filing deadlines.
While Fluidigm is a designated essential business, widespread global adoption of work-from-home and shelter-in-place orders has resulted in a significant slowdown in customer activities. We estimate that 30-40% of our customers are either closed or working at reduced capacity as of the end of June 2020 because of the COVID-19 pandemic, compared to 60-70% in April 2020. These closures and slowdowns have resulted in lower than expected sales of our instrument systems, IFCs, assays, and reagents. Many of our customers have limited abilities to accept, or prepare facilities to accept, non-critical instrumentation or are limited in their ability continue their lab research activities.
We are seeing and expect to continue to see near-term COVID-19-related priorities temporarily displacing longer term projects and research activities. Fluidigm has been working with a growing body of researchers around the world who are aggressively responding to the pandemic. In June 2020, we filed for emergency use authorization (EUA) from the U.S. Food and Drug Administration (FDA) for our saliva-based Advanta Dx SARS-CoV-2 Assay, which is currently pending FDA revniew. In addition, Fluidigm is actively supporting customers who are developing lab-developed tests and/or have filed for EUA from the FDA, as well as customers who are providing COVID-19 diagnostic tests outside of the U.S. Fluidigm’s mass cytometry technology and workflows are also being used in the U.S. and Europe for multi-site COVID-19 patient immune profiling studies. We believe our microfluidics and mass cytometry capabilities can play a significant role in virus detection as well as in immune profiling of patients and populations. Furthermore, we believe our technologies and solutions will be important to the durable response from government and medical institutions to be prepared for future outbreaks. Despite these opportunities, there is still uncertainty regarding the impact of COVID-19 on the global economy, our customers and our business over the near term.
In this period of uncertainty, we are actively managing our operating expenses and cash flows in response to the evolving market conditions. In addition, we have implemented reductions in our operating expense structure including salary reductions and constrained hiring until our business returns to more normal volumes. We have also taken advantage of various government programs available to us. For example, we have applied for or received wage subsidies in certain countries. In the U.S., the Coronavirus Aid, Relief and Economic Security (CARES) Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, and other tax-related provisions. As a result, we have been preserving cash by deferring payment of U.S. payroll taxes and are currently evaluating the applicability of other provisions in the CARES Act. We have improved the company’s capital structure over the last 18 months by reducing our overall debt levels and extending our remaining debt maturities.
In July 2020, we entered into a letter contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The RADx program aims to support a range of new lab-based and point-of-care tests that could significantly increase the number, type and availability of COVID-19 tests. This project, with a total proposed budget of up to $37.0 million, contemplates expanding production capacity and throughput capabilities for COVID-19 testing with Fluidigm microfluidics technology. The letter contract provides Fluidigm with access to up to $12.2 million of initial funding based on completion and delivery of certain validation milestones prior to execution of a definitive contract.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the pandemic, refer to Part II, Item 1A. Risk Factors of this Form 10 Q.
Critical Accounting Policies, Significant Judgments and Estimates
Our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We have expanded disclosure of our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2020 compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, to reflect the impact of a new development agreement (see Note 14).
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
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (i) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (ii) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance resulted in an adjustment of $0.1 million to reduce the accumulated deficit component of stockholders’ equity and decrease current assets by the same amount in the condensed consolidated balance sheet.
Recent Accounting Pronouncements
In November 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes. The amendments in this update improve consistent application of and simplify GAAP for Topic 740 by clarifying and amending existing guidance for, among other items, intra-period allocation, reporting tax law changes and losses in interim periods, state and local taxes not fully based on income and recognition of deferred tax liability related to certain transactions. There is also new guidance related to consolidated group reporting and tax impacts resulting from business combinations. The new guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.

Results of Operations
The following table presents our historical consolidated statements of operations data for the three and six months ended June 30, 2020 and 2019, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenue:
Total revenue	$26,058	100%	$28,196	100%	$53,675	100%	$58,307	100%
Costs and expenses:
Cost of product revenue	9,483	36	11,100	40	19,123	36	22,489	39
Cost of service revenue	1,237	5	1,733	6	2,762	5	3,465	6
Research and development	8,448	33	7,865	28	17,147	32	16,237	28
Selling, general and administrative	20,616	79	22,134	78	43,311	80	44,958	77
Total costs and expenses	39,784	153	42,832	152	82,343	153	87,149	150
Loss from operations	(13,726)	(53)	(14,636)	(52)	(28,668)	(53)	(28,842)	(50)
Interest expense	(897)	(3)	(491)	(1)	(1,797)	(3)	(3,192)	(5)
Loss from extinguishment of debt	—	—	—	—	—	—	(9,000)	(15)
Other income (expense), net	463	2	231	1	(355)	(1)	715	1
Loss before income taxes	(14,160)	(54)	(14,896)	(52)	(30,820)	(57)	(40,319)	(69)
Income tax benefit	1,145	4	1,143	4	1,825	3	1,101	2
Net loss	$(13,015)	(50)%	$(13,753)	(48)%	$(28,995)	(54)%	$(39,218)	(67)%
Revenue
We generate revenue primarily from sales of our products and services, and from development agreements, license and royalty agreements, and grants. Our product revenue consists of sales of instruments and consumables. Consumable revenues are largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to our sales of instruments as our service revenue consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We sell our products to leading academic, government, pharmaceutical, biotechnology, clinical, plant and animal research laboratories worldwide.
Excluding the impact of the development revenue recognized during the second quarter, no individual customer represented more than 10% of our total revenue for the three and six months ended June 30, 2020 and 2019, respectively. Including the development revenue, revenues from our five largest customers were 32% and 30% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Revenues from our five largest customers were 23% and 20% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

The following table presents our revenue by source for the three and six months ended June 30, 2020 and 2019, and as a percentage of total revenue for the respective period (in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2020		2019			2020		2019
Revenue:
Instruments	$8,577	33%	$12,201	43%	(30)%	$18,048	34%	$25,041	43%	(28)%
Consumables	8,828	34	11,034	39	(20)%	18,338	34	23,021	39	(20)%
Product revenue	17,405	67	23,235	82	(25)%	36,386	68	48,062	82	(24)%
Service revenue	5,140	20	4,961	18	4%	10,326	19	10,245	18	1%
Product and service revenue	22,545	87	28,196	100	(20)%	46,712	87	58,307	100	(20)%
Development revenue	3,000	11	—	—	NA	3,000	6	—	—	NA
Grant revenue	450	2	—	—	NA	800	1	—	—	NA
License revenue	63	—	—	—	NA	3,163	6	—	—	NA
Total revenue	$26,058	100%	$28,196	100%	(8)%	$53,675	100%	$58,307	100%	(8)%
The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2020		2019			2020		2019
Americas	$13,940	54%	$11,120	39%	25%	$28,784	54%	$24,091	42%	19%
EMEA	6,557	25	11,217	40	(42)%	14,653	27	19,373	33	(24)%
Asia-Pacific	5,561	21	5,859	21	(5)%	10,238	19	14,843	25	(31)%
Total revenue	$26,058	100%	$28,196	100%	(8)%	$53,675	100%	$58,307	100%	(8)%

The Americas revenue includes revenue generated in the United States of $13.4 million and $27.5 million for the three and six months ended June 30, 2020, respectively. Sales to customers in the United States represented $9.9 million and $22.4 million for the three and six months ended June 30, 2019, respectively.
No foreign country or jurisdiction had sales in excess of 10% of our total revenues for the three months ended June 30, 2020 and 2019, except for China, which had sales of $3.5 million, or 13%, and $4.0 million, or 14% of total revenues, respectively. There was no foreign country or jurisdiction with sales in excess of 10% of our total revenues for the six months ended June 30, 2020 or 2019, except for China, which had sales of $7.5 million, or 13% of total revenues, for the six months ended June 30, 2019.
Total Revenue
Three Months ended June 30, 2020
Total revenue decreased by $2.1 million or 8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, driven by the COVID-19 pandemic public health crisis and the ensuing shelter-in-place orders that effectively shuttered customer facilities around the world. Lower mass cytometry instruments, mass cytometry consumables and microfluidics consumable revenues were partially offset by higher microfluidics instrument sales, development revenue, grant revenue and license revenue.
Americas revenues increased by $2.8 million, or 25%, driven by higher sales of microfluidics products, development revenue of $3.0 million and grant revenue of $0.5 million, partially offset by lower mass cytometry product revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. EMEA revenues fell $4.7 million or 42%. Lower consumables and mass cytometry instruments sales were partially offset by modest increases in microfluidics instrument revenue and service revenue. Unfavorable foreign exchange rates impacted EMEA revenue by less than 1%. The $0.3 million, or 5%, decrease in Asia-Pacific revenues was broad-based, with declines in both mass cytometry and microfluidics instrument and consumable revenues, partially offset by higher service revenues. On a company-wide basis, weaker foreign exchange rates had a negligible impact on revenues for the three months ended June 30, 2020 compared to the same period in 2019.
Six Months ended June 30, 2020
Total revenue decreased by $4.6 million or 8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven by the COVID-19 pandemic public health crisis and the ensuing shelter-in-place orders that effectively shuttered customer facilities around the world. Lower mass cytometry instruments, mass cytometry consumables, and microfluidics consumable revenues were partially offset by higher microfluidics instrument sales, development revenue, license and grant revenue.
Americas revenues increased by $4.7 million, or 19%, driven by license revenue of $3.1 million, development revenue of $3.0 million and grant revenue of $0.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were partially offset by lower product revenues. Lower mass cytometry revenues were partially offset by higher microfluidics revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. EMEA revenues fell $4.7 million or 24%, for the same period, driven by lower instrument and consumable revenues. Unfavorable foreign exchange rates negatively impacted EMEA revenues by approximately 1%. The $4.6 million, or 31%, decrease in Asia-Pacific revenues was driven by declines in both mass cytometry and microfluidics instrument and consumable revenues. On a company-wide basis, weaker foreign exchange rates negatively impacted revenues by less than 1% for the six months ended June 30, 2020 compared to the same period in 2019.
Product Revenue
Product revenue decreased by $5.8 million, or 25%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to lower sales volumes and lower average selling prices of mass cytometry instruments and consumables and lower sales of microfluidics consumables. Partially offsetting these declines were higher microfluidics instrument revenues, largely driven by higher unit sales of Biomark and Juno instruments reflecting the realization of several early-stage COVID-19 related opportunities.
Product revenue decreased by $11.7 million, or 24%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to lower sales volumes and lower average selling prices of mass cytometry instruments and consumables, and by lower sales of microfluidics consumables. Partially offsetting these declines were higher revenue from Biomark and Juno instruments, noted above, and, to a lesser extent, new products.
We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Service Revenue
Service revenue increased by $0.2 million, or 4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Service plan revenues, which are recognized over the life of the service agreement and are not activity-dependent, drove the increase in service revenues. The increase in service plan revenues was partially offset by lower revenues from training and product maintenance activities. These revenues declined due primarily to closed customer facilities.
Service revenue increased by $0.1 million, or 1%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Service plan revenues drove the increase, offset by lower revenues from training and product maintenance activities. Training and product revenues declined due primarily to closed customer facilities.

Development Revenue
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to last approximately one year. We recognized $3.0 million of development revenue from this agreement in the three and six months ended June 30, 2020.
We recognize revenue under the Development Agreement using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward satisfaction of our obligations under the agreement. Costs associated with the Development Agreement are recorded in research and development expense.
Grant Revenue
We receive grants to perform research and development activities over contractually defined periods. Grant revenue in the current quarter is attributable to a grant agreement entered into in the second half of 2019. Costs associated with grant agreements are recorded in research and development expense.
License and Royalty Revenue
In March 2020, we entered into an agreement to settle intellectual property infringement claims, in which we received a $3.5 million payment in exchange for a perpetual license under certain of our intellectual property. The settlement is considered a multiple-element arrangement with each element accounted for individually. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.
Product and Service Cost, Product and Service Gross Profit, and Product and Service Margin
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.
Cost of service revenue includes direct labor hours, overhead, and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments.
The following table presents our product and service cost, product and service gross profit and product and service margin for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2020	2019			2020	2019
Cost of product revenue	$9,483	$11,100	(15)%		$19,123	$22,489	(15)%
Cost of service revenue	1,237	1,733	(29)%		2,762	3,465	(20)%
Cost of product and service revenue	$10,720	$12,833	(16)%		$21,885	$25,954	(16)%

Product and service gross profit	$11,825	$15,363	(23)%		$24,827	$32,353	(23)%
Product and service margin	52.5%	54.5%	(2.0)	ppts	53.1%	55.5%	(2.4)	ppts
Product and service margin decreased by 2.0 percentage points for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Fixed depreciation and amortization costs on a lower revenue base negatively impacted margins by 2.8 percentage points. Lower factory utilization also negatively impacted margins on mass cytometry instruments. This decline was partially offset by lower service costs and improved manufacturing efficiencies across our consumables products.

Product and service margin decreased by 2.4 percentage points for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Fixed depreciation and amortization costs on a lower revenue base negatively impacted margins by 2.6 percentage points. Lower factory utilization also negatively impacted margins on mass cytometry instruments. This decline was partially offset by lower costs for our microfluidics instruments and mass cytometry consumables and lower service costs.
Operating Expenses
The following table presents our operating expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2020	2019		2020	2019
Research and development	$8,448	$7,865	7%	$17,147	$16,237	6%
Selling, general and administrative	20,616	22,134	(7)%	43,311	44,958	(4)%
Total	$29,064	$29,999	(3)%	$60,458	$61,195	(1)%
Research and Development
Research and development expense consists primarily of compensation-related costs, product development and material expenses, and other allocated facilities and information technology expenses. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services. Research and development expense also includes costs incurred in conjunction with research grants and development arrangements. We have made substantial investments in research and development since our inception and expect to continue to do so.
Research and development expense increased by $0.6 million, or 7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Increases were primarily attributable to outside service costs related to various projects and laboratory supplies costs, partially offset by lower compensation costs. The lower compensation costs reflects temporary salary reductions implemented during the second quarter and reduced recruiting costs.
Research and development expense increased by $0.9 million, or 6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Increases were primarily attributable to outside service costs related to various projects and higher laboratory supplies costs, partially offset by reduced compensation costs.
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
Selling, general and administrative expense decreased by $1.5 million, or 7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Compensation costs fell by $1.0 million compared to the prior year period. The lower compensation costs includes the impact of temporary salary reductions implemented during the second quarter, partially offset by higher stock-based compensation costs. Lower sales resulted in reduced sales commissions while reduced travel due to the pandemic caused travel expense to decline $1.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. In addition, we received $0.4 million of wage subsidies from the Singapore government during the second quarter which further reduced operating expenses. These items were partially offset by higher facilities costs. Facilities cost increased approximately $1.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, reflecting lease costs associated with our new corporate headquarters. Foreign exchange rates had a negligible impact on selling, general and administrative expense.
Selling, general and administrative expense decreased by $1.6 million, or 4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Decreases in the year-to-date period were largely driven by the same factors as the decreases in the second quarter. Compensation costs fell by $0.7 million compared to the prior year period along with lower commissions due to lower revenues, along with $0.4 million of wage subsidies from the Singapore government. Travel costs fell $1.6 million compared to the prior year period, while costs related to trade shows and other events fell $0.7 million due to the cancellation of these events in light of the COVID-19 pandemic. These items were partially offset by higher facilities costs. Facilities cost increased approximately $2.1 million for six months ended June 30, 2020 compared to the six months ended June 30, 2019, reflecting moving and lease costs associated with our new corporate headquarters. Foreign exchange rates had a negligible impact on selling, general and administrative expense.
Interest Expense, Loss on Extinguishment of Debt and Other Income (Expense), Net
The following table presents these items for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2020	2019		2020	2019
Interest expense	$(897)	$(491)	83%	$(1,797)	$(3,192)	(44)%
Loss from extinguishment of debt	—	—	NA	—	(9,000)	NA
Other income (expense), net	463	231	100%	(355)	715	(150)%
Total	$(434)	$(260)	67%	$(2,152)	$(11,477)	(81)%
In November 2019, we issued $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). Net proceeds of the 2019 Notes issuance were used primarily to retire $50.2 million aggregate principal amount of our Senior Convertible Notes due 2034 (2014 Notes). The 2019 Notes have an effective interest rate of 6.2% compared to the 2014 Notes, which have an effective interest rate 3.0%. The increase in interest expense for the three months ended June 30, 2020 compared to the prior year period reflects the impact of the higher effective interest rate on the 2019 Notes.
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our 2.75% Exchange Senior Convertible Notes due 2034 (2018 Notes). The 2018 Notes had an effective interest rate of 12.3%. In the first quarter of 2019, the 2018 Notes were converted into 19.5 million shares of our common stock and the 2018 Notes were retired. We recognized a loss of $9.0 million on the conversion of 2018 Notes, which was included in loss on extinguishment of debt. This amount represents the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion.
Interest expense of $1.8 million for the six months ended June 30, 2020 consists primarily of interest on $55.0 million of 2019 Notes, while interest expense of $3.2 million for the six months ended June 30, 2019 includes both the interest on $51.3 million of 2014 Notes and a partial quarter of interest expense on $150.0 million of 2018 Notes, which accrued at an effective rate of 12.3%. The higher interest expense for the six months ended June 30, 2019 compared to the current year period reflects the impact of higher debt balances and higher interest rates for the first half of 2019 compared to the first half of 2020.
Other income, net of $0.5 million for the three months ended June 30, 2020 is primarily attributable to $42 thousand of interest income, and $0.4 million of foreign exchange gains. Other income, net of $0.2 million for the three months ended June 30, 2019 includes $0.4 million of interest income, partially offset by $0.1 million of foreign exchange losses. The lower interest income in the current year period is attributable to lower market interest rates. The foreign exchange gains in the second quarter reflects a stronger Canadian dollar in the second quarter, compared to the first quarter of 2020.
Other expense, net of $0.4 million for the six months ended June 30, 2020 is primarily attributable to $0.6 million of foreign exchange losses, reflecting the impact of a stronger U.S. dollar, partially offset by $0.2 million of interest income. Other income, net of $0.7 million for the six months ended June 30, 2019 consists primarily of $0.8 million of interest income, offset by $0.1 million of foreign exchange losses.
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
We recorded a tax benefit of $1.1 million, for an effective tax rate of 8.1%, for the three months ended June 30, 2020. For the three months ended June 30, 2019, we recorded a tax benefit of $1.1 million for an effective tax rate of 7.7%. For the six months ended June 30, 2020, we recorded an income tax benefit of $1.8 million for an effective rate of 5.9%. For the six months ended June 30, 2019, we recorded a tax benefit of $1.1 million, for an effective tax rate of 2.7%. The benefit for all periods was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liabilities partially offset by a provision from our foreign operation and state minimum income taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2020, our principal sources of liquidity consisted of $43.0 million of cash and cash equivalents, and $2.4 million of short-term investments, as well as $1.1 million of restricted cash and $7.3 million of availability under our Revolving Credit Facility.
The following table presents our cash flow summary for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flow summary:
Net cash used in operating activities	$(7,085)	$(25,143)
Net cash provided by (used in) investing activities	27,586	(45,299)
Net cash provided by financing activities	8	1,187
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(205)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,304	$(69,280)
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
Net cash used in operating activities in the six months ended June 30, 2020 was $7.1 million and consisted of net loss of $29.0 million, adjusted for non-cash items of $16.1 million, partially offset by a net decrease in assets and liabilities of $5.8 million. Non-cash items primarily included amortization of developed technology of $5.9 million, stock-based compensation expense of $6.0 million, amortization of debt discounts, premiums and issuance costs of $0.3 million, depreciation and amortization of $2.0 million, and other non-cash items of $0.1 million. The net decrease in assets and liabilities was primarily due to a decrease in accounts receivable of $9.1 million, an increase in accounts payable of $3.1 million, and an increase in deferred revenue of $2.0 million, partially offset by an increase of inventories of $4.9 million, a decrease in other liabilities of $2.8 million and an increase in prepaid expenses and other assets of $0.7 million.
Net cash used in operating activities for the six months ended June 30, 2019 was $25.1 million and consisted of net loss of $39.2 million, adjusted for non-cash items of $24.7 million, and an increase in the assets and liabilities of $10.7 million. Non-cash items primarily included a $9.0 million loss on extinguishment of debt, amortization of developed technology of $5.6 million, stock-based compensation expense of $5.3 million, amortization of debt discounts, premiums, and issuance costs of $2.0 million, depreciation and amortization of $2.4 million, and a provision for excess and obsolete inventory of $0.6 million. The net change in assets and liabilities included a decrease in other liabilities of $9.2 million, an increase in accounts receivable of $2.4 million, an increase in inventories of $2.0 million, and an increase in prepaid and other assets of $1.0 million, partially offset by an increase accounts payable of $3.4 million, and an increase in deferred revenue of $0.5 million.
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
Net cash provided by investing activities in the six months ended June 30, 2020 was $27.6 million, which was mainly due to proceeds from maturities of investments of $29.4 million and proceeds from the sale of investments of $5.0 million, partially offset by the acquisition of InstruNor AS, net of cash acquired, of $5.2 million.
Net cash used in investing activities in the six months ended June 30, 2019 was $45.3 million, which consisted of purchases of investments of $44.6 million and capital expenditures of $0.7 million to support our commercial and manufacturing operations.
Net Cash Provided by Financing Activities
We generated cash from financing activities of $8 thousand during the six months ended June 30, 2020, which was primarily due to proceeds from stock issuance from the ESPP of $0.6 million, offset almost entirely by payments of accrued debt issuance costs of $0.4 million from the 2019 Notes offering, and payments for income taxes related to net share settlement of equity awards of $0.3 million.
We generated cash from financing activities of $1.2 million during the six months ended June 30, 2019, which included $1.0 million from exercise of stock options, and $0.6 million of ESPP proceeds, partially offset by $0.5 million for income taxes related to net share settlement of equity awards.
Capital Resources
At June 30, 2020 and December 31, 2019, our working capital, excluding deferred revenues and restricted cash, was $54.3 million and $74.0 million, respectively, including cash and cash equivalents of $43.0 million and $21.7 million, respectively, and short-term investments of $2.4 million and $37.0 million, respectively.
In February 2014, we closed an underwritten public offering of $201.3 million in aggregate principal amount of our 2014 Notes. In March 2018, we entered into privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for $150.0 million in aggregate principal amount of 2018 Notes.
In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified trustee U.S. Bank National Association of our intention to exercise our issuer’s conversion option with respect to the remaining $11.9 million in aggregate principal amount of 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the 2018 Notes were retired.
In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds was used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving $1.1 million of aggregate principal amount of our 2014 Notes outstanding. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to purchase their 2014 Notes beginning in February 2021. The private placement of the 2019 Notes, and concurrent repurchase of a portion of the 2014 Notes, had the effect of refinancing a portion of the Company’s outstanding debt under the 2014 Notes to December 2024.
The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year, beginning on June 1, 2020. The Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of $2.90 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest.
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
On August 2, 2018, we entered into a $15.0 million revolving senior credit facility (Revolving Credit Facility) with Silicon Valley Bank (SVB), with a maturity date of August 2, 2020. The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes. As of June 30, 2020, total availability under the Revolving Credit Facility was $7.3 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the loan agreement governing the Revolving Credit Facility. See Note 7 to our consolidated financial statements for more information about the Revolving Credit Facility.
On April 21, 2020, we entered into the Third Amendment to Loan and Security Agreement with SVB (the Amendment), which amends the Loan and Security Agreement dated as of August 2, 2018, between the Company and SVB (as amended by the Default Waiver and First Amendment to Loan and Security Agreement dated September 7, 2018, and the Second Amendment to Loan and Security Agreement dated November 20, 2019, the Revolving Credit Agreement). The Amendment extends the maturity date by two years, to August 2, 2022. We also amended the interest rate to be the greater of (i) prime rate (as customarily defined), plus 0.50%, floating, and (ii) 5.25%. Interest on any outstanding loans continues to be due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. Annual administration fees are unchanged. The Amendment also includes various administrative changes.
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. The Sale Agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. The compensation to Jefferies for sales of the Company’s common stock will be an amount equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. The Company and Jefferies may each terminate the Sale Agreement upon prior notice. As of the date of this report, there had been no shares of common stock sold under the Sale Agreement.
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
If we require additional funds in the future, we may not be able to obtain such funds on acceptable terms, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products.

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
Other than as disclosed above, there have been no material changes during the six months ended June 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2020, we had a foreign currency loss of $0.6 million compared to a foreign currency loss of $80 thousand in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $43.0 million as of June 30, 2020. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We also held $2.4 million of investments in treasury securities at June 30, 2020. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Fluidigm’s Business and Strategy
The global COVID-19 pandemic has significantly and adversely affected our business operations, financial position, and cash flows, and we expect it will continue to do so.
The pandemic and international public health emergency caused by SARS-CoV-2, the novel strain of coronavirus that causes the disease commonly known as COVID-19, has spread throughout all the countries in which we and our customers, suppliers, and other business partners operate, causing significant disruption and volatility in global financial markets and raising the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, could continue to contribute to a general slowdown in the global economy, cause increasingly adverse impacts on our customers, suppliers, and other business partners, and further disrupt our operations. Changes in our operations as a result of the COVID-19 pandemic have resulted in inefficiencies and delays, including in sales and product development efforts, and additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.
The COVID-19 pandemic and related governmental reactions have had, and may continue to have, a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:
•reduced demand for our products and services due to the impact of COVID-19 on our customers, particularly in the global academic research community;
•diminished business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;
•increased susceptibility to the risk of information technology security breaches and other disruptions due to increased volumes of remote access to our information systems from our employees working at home;
•the negative impact of travel restrictions and social distancing policies on our sales operations, marketing efforts, and customer field support;
•impaired ability to hire and effectively train new personnel due to travel restrictions and physical distancing protocols;
•increased operating costs if one of our facilities were to experience a COVID-19 outbreak;
•disruption of the operations of our contract manufacturers, suppliers, and other business partners; and

•increased volatility in our stock price due to financial market instability.
The extent to which the COVID-19 pandemic will continue to adversely impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread of the disease, the duration of the public health emergency, and actions taken in the United States and elsewhere to contain the virus and prevent new outbreaks, such as social distancing and quarantines, business closures or business disruptions.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $64.8 million, $59.0 million, and $60.5 million during the years 2019, 2018, and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $652.7 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.
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
If our products contain defects, we may experience:
•a failure to achieve market acceptance or expansion of our product sales;
•loss of customer orders and delay in order fulfillment;
•damage to our brand reputation;
•increased cost of our warranty program due to product repair or replacement;
•product recalls or replacements;
•inability to attract new customers;
•diversion of resources from our manufacturing and research and development departments into our service department; and
•legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.
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
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which may additionally be impacted by factors such as the COVID-19 pandemic—could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities, approximately 30% to 40% of which are either closed or working at reduced capacity as of the end of June 2020 because of the COVID-19 pandemic, have resulted in lower than expected sales of our systems, IFCs, assays, and reagents. Similar reductions and delays in customer spending may result from other factors that are not within our control, such as:
•changes in economic conditions;
•natural disasters or public health crises;
•changes in government programs that provide funding to research institutions and companies;
•changes in the regulatory environment affecting life science and plant and animal research companies engaged in research and commercial activities;
•differences in budget cycles across various geographies and industries;
•market-driven pressures on companies to consolidate operations and reduce costs;
•mergers and acquisitions in the life science and plant and animal research industries; and
•other factors affecting research and development spending.
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
During the years 2019, 2018, and 2017, approximately 63%, 57%, and 55%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation and other data privacy requirements, labor and employment regulations, anticompetition regulations, the U.K. Bribery Act of 2010 and other anticorruption laws, and the RoHS and WEEE directives, which regulate the use of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control;
•export requirements and import or trade restrictions;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit);
•business interruptions resulting from global sociopolitical events, including war and terrorism, public health crises such as the COVID-19 pandemic, and natural disasters including earthquakes, typhoons, floods and fires;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•difficulties and costs of staffing and managing foreign operations; and
•difficulties protecting or procuring intellectual property rights.
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
We rely on single and sole source suppliers for certain components and materials used in our products. Additionally, several of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long term contracts with our suppliers of these components and materials or our assembly service providers. The loss of a single or sole source supplier of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply, if at all:
•The IFCs used in our microfluidic systems are fabricated using a specialized polymer, and other specialized materials, that are available from a limited number of sources. In the past, we have encountered quality issues that have reduced our manufacturing yield or required the use of additional manufacturing processes.
•The electron multiplier detector included in the Hyperion/Helios systems and certain metal isotopes used with the Hyperion/Helios systems are purchased from sole source suppliers.
•The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.
Our reliance on single and sole source suppliers and assembly service providers also subjects us to other risks that could harm our business, including the following:
•we may be subject to increased component or assembly costs and
•we may not be able to obtain adequate supply or services in a timely manner or on commercially reasonable terms.
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of any key member of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. In April 2020, we implemented a temporary, enterprise-wide reduction in salaries as part of our efforts to reduce our operating expenses in response to the COVID-19 pandemic. As of the date of this filing, all salaries have been restored to prior levels but 2020 merit-based salary increases are on hold pending a clearer view of our projected revenue for 2020. We cannot predict our employees’ willingness to remain with us if raises are delayed indefinitely or if further salary reductions become necessary. We do not maintain fixed term employment contracts or significant key person life insurance with any of our employees.
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
We may acquire other businesses to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:
•difficulties in integrating and managing the operations, technologies, and products of the companies we acquire;

•diversion of our management’s attention from normal daily operation of our business;
•our inability to maintain the key business relationships and the reputations of the businesses we acquire;
•our inability to retain key personnel of the acquired company;
•uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
•our dependence on unfamiliar affiliates and customers of the companies we acquire;
•insufficient revenue to offset our increased expenses associated with acquisitions;
•our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and
•our inability to maintain internal standards, controls, procedures, and policies.
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
Due to the COVID-19 pandemic, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement security controls to reduce the risk of cyberattacks and security breaches, there is no guarantee that these measures will be adequate to safeguard all systems with the increased number of employees working remotely.
Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives in the time frame anticipated or at all.
Since 2017, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations and return to growth. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. In response to the COVID-19 pandemic, we initiated a range of additional actions aimed at temporarily reducing our operating expenses and preserving liquidity. These actions included implementing temporary enterprise-wide salary reductions of 20% for employees at or above the ‘director’ level and 10% for all others, temporarily reducing our board members’ cash retainers by 20%, and constraining hiring. As of the date of this filing, we have restored all salaries and board member retainers to prior levels, but 2020 merit-based salary increases have been delayed pending a clearer view of our projected revenue for 2020. Further actions such as these may be required on an ongoing basis to preserve liquidity and optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of these further efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to grow our business and become profitable may not be successful.
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

There can be no assurance that the test we have developed to detect the SARS-CoV-2 virus will be granted Emergency Use Authorization (EUA) by the FDA. If the FDA does not grant the EUA for our test or if the FDA revokes or terminates the EUA after issuance, such as when the federally -declared public health emergency ends, we will be required to stop commercial distribution of our test immediately unless we can obtain FDA clearance for our test under a traditional regulatory pathway for in vitro diagnostics, which is lengthy and expensive.
Under section 564 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used during a public health emergency. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA will specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances exist justifying the authorization of the emergency use is terminated under Section 564(b)(2) of the Act or the EUA is revoked under Section 564(g) of the Act, after which the product must be approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product.
On June 12, 2020, we announced our submission of an application for an EUA from the FDA for our Advanta™ Dx SARS-CoV-2 RT-PCR assay, an extraction-free saliva-based test to detect the SARS-CoV-2 virus. We have not yet received an EUA. The FDA may require additional data, including additional validation data and clinical performance data, and may not ultimately issue an authorization. Changes in FDA policies, guidance, and requirements for EUA submission may delay FDA authorization of our product. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, FDA review of our EUA application may be delayed. We can make no assurance that the FDA will grant an EUA for our product on a timely basis or at all.
If an EUA is granted for our Advanta™ Dx SARS-CoV-2 RT-PCR assay, the distribution and advertising conditions set forth in the EUA may limit our market opportunities or restrict how we can commercialize our product. If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of Advanta™ Dx could be adversely impacted. In addition, the FDA will revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test is not as safe, effective, or reliable as the data provided in the EUA application. If granted, we cannot predict how long an EUA f will remain effective. The termination or revocation of an EUA for our product, if granted, and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations.
Our letter contract with the National Institutes of Health (NIH) could expose us to unique risks and costs as an entity contracting with the federal government.
The NIH launched the Rapid Acceleration of Diagnostics (RADx) program to expedite development, commercialization, and implementation of technologies for COVID-19 testing to help increase testing in the United States. In July 2020, we entered into a letter contract with the NIH for a project under the RADx program. The letter contract provides access to up to $12.2 million of the total proposed funding for the project prior to execution of a further definitive contract for the project. Release of the up to $12.2 million of initial funding under the letter contract will be based on the achievement of milestones, including an initial validation assessment followed by deliverables related to the development of our microfluidics technology and expansion of our manufacturing capacity.
There is significant competition among RADx projects, which are evaluated by experts on a rolling basis. Projects with the most potential for success are advanced to the next stage. There is no assurance that we can meet all the milestones in our letter contract with NIH on a timely basis, if at all. If we do not meet all the milestones, we will not be able access all $12 million in funding under the letter contract, and may not be able to execute a further definitive contract. We must prioritize among many different opportunities, and we may expend our limited resources on programs that do not yield a successful or profitable product candidate and may forego other more profitable opportunities. Further, the Bayh-Dole Act applies to all NIH research and development funding granted to for-profit organizations, which requires the government to be provided a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States any subject invention throughout the world. We cannot guarantee that we will be able to access all the available funding under the letter contract in a timely manner, or at all, or execute a further definitive contract with NIH.
Factors that could materially adversely affect our revenue stemming from this letter contract and, if awarded, the further definitive contract include:
•budgetary constraints affecting U.S. government spending generally, or NIH in particular;

•changes in U.S. government or NIH fiscal policies or available funding, including due to Congressional appropriations;
•changes in U.S. government or NIH programs, requirements or priorities;
•adoption of new laws or regulations;
•technological developments;
•U.S. government shutdowns, threatened shutdowns or budget delays;
•competition and consolidation in our industry; and
•general economic conditions.
These or other factors could cause NIH to reduce its funding or future activities under this letter contract and, if awarded, the further definitive contract, or to exercise its right to terminate either contract for convenience, either of which could have a material adverse effect on the revenue generated by this contract.
During the contract definitization process, the government may include certain provisions from the Federal Acquisition Regulations (FAR), some of which are customary or legally required, that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts. For example, the contracts with NIH will contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example, mandatory internal control systems and policies, mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements and public disclosures of certain contract information, which may enable competitors to gain insights into our research program. If we fail to maintain compliance with these requirements, we may be subject to potential contract or False Claims Act liability and to termination of our contracts:
Other examples of rights and remedies likely to be provided to the government under this contract include provisions that allow NIH to:
•terminate the contract, in whole or in part, for any reason or no reason;
•unilaterally reduce or modify the government’s obligations under the contract, without the Company’s consent, including by imposing price adjustments;
•claim rights, including intellectual property rights, in products and data developed under contract;
•under certain circumstances involving public health and safety, license inventions made under such agreements to third parties;
•suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts;
•suspend or debar the contractor from doing future business with the government;
•claim rights to facilities or to products, including intellectual property, developed under the contract;
•change the course of a development program in a manner that differs from the contract’s original terms or from our desired development plan, including decisions regarding our partners in the program;
•pursue civil or criminal remedies under the False Claims Act and False Statements Act; and
•control or prohibit the export of products.

Furthermore, we may be required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors in order to satisfy our contractual obligations pursuant to our agreements with the United States government. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of our government contract. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract.
U.S. government agencies routinely audit and investigate government contractors and recipients of federal grants and contracts. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The audit may also include review of the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.
If we elect to label and promote any of our products as medical devices, we would be required to obtain prior approval or clearance by the FDA, which would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
Our products are currently labeled, promoted and sold to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, contract research organizations, and biopharmaceutical, biotechnology, and plant and animal research companies as “research use only” (RUO), and are not designed, or intended to be used, for clinical diagnostic tests or as medical devices as currently marketed. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
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
Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we continue to evaluate our need for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC, or other regulatory authorities, which would require additional financial and management resources.
Impairment of our goodwill or other intangible assets could materially and adversely affect our business, operating results, and financial condition.
As of June 30, 2020, we had approximately $154.4 million of goodwill and net intangible assets, including approximately $106.3 million of goodwill and $48.1 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets. In the fourth quarter of 2019, we concluded that certain of our patents and licenses were impaired and reduced the applicable carrying value to zero, recognizing a charge of $0.4 million, which is reflected in accumulated amortization.
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
We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
•expanding the commercialization of our products;
•funding our operations;
•furthering our research and development; and
•acquiring other businesses or assets and licensing technologies.
Our future funding requirements will depend on many factors, including:
•market acceptance of our products;
•the cost of our research and development activities;
•the cost of filing and prosecuting patent applications;
•the cost of defending any litigation including intellectual property, employment, contractual or other litigation;
•the cost and timing of regulatory clearances or approvals, if any;
•the cost and timing of establishing additional sales, marketing, and distribution capabilities;
•the cost and timing of establishing additional technical support capabilities;
•fluctuations in cash demands (e.g., due to interest or principal payments or payouts under existing cash compensation plans);
•variability in sales and timing of related cash collections;
•the effectiveness of our efficiency and cost-savings initiatives;
•the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
To the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. We have an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at the market” (ATM) equity offering program under which Jefferies will act as sales agent. As of the date of this report, there had been no shares of common stock sold under the Sale Agreement. If we raise additional funds by issuing equity securities, either under the ATM program or otherwise, our stockholders may experience dilution. Debt financing in addition to the Revolving Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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
In April 2020, we amended our Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million, to extend the maturity date to August 2, 2022. The Revolving Credit Facility is secured by substantially all of our assets, other than intellectual property. The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the Revolving Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Revolving Credit Agreement and, if they are not repaid, could foreclose upon the assets securing our obligations under the Revolving Credit Facility.
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
Adverse economic conditions in the U.S. and international markets, including the worldwide economic disruption related to the COVID-19 pandemic, have negatively affected our revenues and operating results and may continue to do so. Even before the current public health crisis took hold, the global credit and financial markets had been experiencing volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. Geopolitical events including the COVID-19 pandemic, the United States government’s adoption and expansion of trade restrictions, and the United Kingdom’s withdrawal from the European Union have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.
If we are unable to expand our direct sales and marketing force or distribution capabilities to adequately address our customers’ needs, our business may be adversely affected.
We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to continue to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. We have experienced significant changes in our sales organization in the past year due to reorganizations and changes in leadership. In addition, as part of our cost reduction program to manage the impact of the COVID-19 pandemic, we implemented temporary enterprise-wide salary reductions, including with respect to our sales and marketing employees. Although all salaries have been restored to prior levels as of the date of this filing, 2020 merit-based salary increases have been delayed pending a clearer view of our projected revenue for 2020. Any reinstatement of salary reductions or failure to implement salary increases may negatively impact our ability to maintain the skilled sales and marketing force necessary to support our business activities. As a result, our future success will depend largely on our ability to retain and motivate such personnel. Because competition for such employees is intense, we can provide no assurance that we will be able to retain them on favorable or commercially reasonable terms, if at all. Failure to attract and retain our current personnel or to build an efficient and effective sales and marketing force would negatively impact sales of our products and reduce our revenue and profitability.
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
We have significant outstanding convertible debt. As of June 30, 2020, we had outstanding $1.1 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes. If we undergo a fundamental change (as defined in the terms of the indenture governing either the 2014 Notes or the 2019 Notes (collectively, the Convertible Notes)), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes or 2019 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
This significant amount of debt has important risks to us and our investors, including:
•requiring a portion of our cash flow from operations to make interest payments on this debt;

•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
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
Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:
•we might not have been the first to make the inventions covered by each of our pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•the patents of others may have an adverse effect on our business; and
•others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies.
To the extent our intellectual property, including licensed intellectual property, offers inadequate protection, or is found to be invalid or unenforceable, our competitive position and our business could be adversely affected.
We may be involved in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others’ proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business or stock price.
Litigation may be necessary for us to enforce our patent and proprietary rights, determine the scope, coverage, and validity of others’ proprietary rights, and/or defend against third-party claims of intellectual property infringement against us as well as against our suppliers, distributors, customers, and other entities with whom we do business. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our product margins or financial position. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
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
Many of our employees were previously employed at universities or other life science or plant and animal research companies, including our competitors or potential competitors. In the future, we may become subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with whom our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, we were a defendant in litigation brought against us and one of our non-executive employees by Thermo alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations. While we resolved our dispute with Thermo in July 2017, if we fail in defending against similar claims brought in the future, we could be subject to injunctive relief against us. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss of or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against any similar claims brought in the future, litigation could result in substantial costs and be a distraction to management.
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
Our stock is currently traded on the Nasdaq Global Select Market (Nasdaq), but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2019, we had 69,956.397 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 46.3% of such shares and one stockholder beneficially owned approximately 9.8% of our outstanding common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 46.3% held by our top six stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.
In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•the impact of public health crises, including the COVID-19 pandemic, on global financial markets;
•actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•announcements or communications by us or our competitors relating to, among other things, new commercial products, technological advances, significant contracts, commercial relationships, capital commitments, acquisitions or sales of businesses, and/or misperceptions in or speculation by the market regarding such announcements or communications;
•issuance of new or changed securities analysts’ reports or recommendations for our stock;
•developments or disputes concerning our intellectual property or other proprietary rights;
•commencement of, or our involvement in, litigation;
•market conditions in the life science, plant and animal research, and contract research organization sectors;
•failure to complete significant sales;
•manufacturing disruptions that could occur if we are unable to successfully expand our production in our current or an alternative facility;

•any future sales of our common stock or other securities in connection with raising additional capital or otherwise;
•any major change to the composition of our board of directors or management; and
•general economic conditions and slow or negative growth of our markets.
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
Future sales of our common stock in the public market could cause our stock price to fall.
Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any issuances pursuant to our ATM equity offering program under our Sale Agreement with Jefferies, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We will have broad discretion over the use of the proceeds to us from our ATM equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We will have broad discretion to use the net proceeds to us from our ATM equity offering program, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our ATM equity offering program for general corporate purposes, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the ATM equity offering program.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:
•authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board, the chief executive officer or the president;

•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•specify that no stockholder is permitted to cumulate votes at any election of directors; and
•require a super-majority of votes to amend certain of the above-mentioned provisions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
The information set forth below below and in Exhibit 10.5 of this quarterly report on Form 10-Q is provided in accordance with and in satisfaction of the requirement of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On August 4, 2020, the compensation committee of our board of directors approved the Fluidigm Corporation 2020 Change of Control and Severance Plan (the Severance Plan), under which our executive officers are eligible to receive severance benefits. The Severance Plan replaces the Company’s existing Change of Control and Severance Plan, which expires according to its terms on August 21, 2020 (the Prior Plan).
Under the Severance Plan, if any executive officer’s employment is terminated outside of the period beginning three months before a Change of Control (as defined in the Severance Plan) or the signing of a definitive agreement for a Change of Control and ending 12 months after a Change of Control (the Change of Control Period) for a reason other than Cause or the executive officer’s death or Disability (as such terms are defined in the Severance Plan) (an Involuntary Termination), then the executive officer will be entitled to receive the following:

•75% of the executive officer’s annual base salary in effect as of the date of termination, paid in equal installments (less applicable withholding) over nine months (or, in the case of Stephen Christopher Linthwaite, our President and CEO, 200% of his annual base salary paid over a period of 24 months) following termination,
•payment of continued health coverage for the executive officer, his or her spouse and/or dependents, if applicable (such coverage, COBRA Coverage), for a period of up to nine months (or, in Mr. Linthwaite’s case, 12 months) following termination, and
•reasonable outplacement services in accordance with the Severance Plan.
Under the Severance Plan, if any executive officer’s employment is terminated within the Change of Control Period either (i) by us in an Involuntary Termination or (ii) by the executive officer for Good Reason (as defined in the executive officer’s participation agreement under the Severance Plan), then the executive officer will be entitled to receive the following:
•a lump-sum payment (less applicable withholding) totaling 150% (or, in Mr. Linthwaite’s case, 250%) of the sum of (x) his or her annual base salary (as in effect immediately before termination or immediately before the Change of Control, whichever is higher) plus (y) the greater of (A) his or her annual target bonus (as in effect immediately before termination or immediately before the Change of Control, whichever is higher) or (B) the average of the annual bonuses actually paid to him or her for the three fiscal years preceding the year in which the termination occurs,
•a lump-sum amount (less applicable withholding) totaling his or her annual target bonus (as in effect immediately before termination or immediately before the Change of Control, whichever is higher) prorated to reflect the number of days worked during the year in which the termination occurs,
•payment of costs of COBRA Coverage, for a period of up to 18 months (or, in Mr. Linthwaite’s case, 30 months) following termination,
•100% vesting acceleration of his or her then-outstanding and unvested equity awards, with any equity awards subject to outstanding performance-based vesting criteria vesting as to 100% of the baseline number of shares (or 100% at target achievement), and
•reasonable outplacement services in accordance with the Severance Plan.
Upon any termination of Mr. Linthwaite’s employment for a reason other than Cause or death or Disability, the Company will assign to Mr. Linthwaite the life insurance policy insuring his life and reimburse him for payment of premiums on such policy for up to 30 months following his termination of employment.
Upon execution of participation agreements, the Severance Plan will supersede the severance benefits provided to the executive officers under the Prior Plan. To receive Severance Plan benefits, an executive officer would also be required sign and not revoke a separation and release of claims agreement in a form reasonably satisfactory to us within the period specified in the Severance Plan, and comply with any confidentiality, proprietary information and inventions assignment agreement and any other appropriate agreement with us.
If any of the severance and other benefits provided for in the Severance Plan or otherwise payable to an executive officer constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the Code) and could be subject to excise tax under Section 4999 of the Code, then the benefits will be delivered in full or delivered as to such lesser extent that would result in no portion of such benefits being subject to excise tax, whichever results in the greater amount of after-tax benefits to such executive officer. The Severance Plan does not require us to provide any tax gross-up payment to any executive officer participating in the Severance Plan.
The Severance Plan will have a term of three years commencing on August 4, 2021 and expiring on the third anniversary of that date, and will thereafter automatically renew for successive one-year periods unless the Company notifies participants of the Severance Plan’s nonrenewal at least 12 months prior to the commencement of such Renewal Term. If a Change of Control occurs, the term of the Severance Plan will extend automatically through the date that is 12 months following the effective date of the Change of Control, subject to continuation with respect to benefits to which a participant is entitled. The Severance Plan allows our management team to designate employees for participation who are not executive officers.
The above description of the Severance Plan is not complete and is qualified in its entirety by reference to the full text of the Severance Plan, which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

Item 6. Exhibits
The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1	Open Market Sale AgreementSM, dated as of March 4, 2020, between Fluidigm Corporation and Jefferies LLC.	8-K	1.1	3/5/2020
10.2	Fluidigm Corporation 2017 Employee Stock Purchase Plan, as amended and restated effective June 23, 2020.	8-K	10.1	6/24/2020
10.3	Fluidigm Corporation 2011 Equity Incentive Plan, as amended effective June 23, 2020.	8-K	10.2	6/24/2020
10.4	Third Amendment to Loan and Security Agreement, dated April 21, 2020, between the Company and Silicon Valley Bank.	8-K	10.1	4/22/2020
10.5*	Fluidigm Corporation 2020 Change of Control and Severance Plan.	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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
* Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: August 7, 2020	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: August 7, 2020	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer