Form 10-Q
period 2020-09-30
FLUIDIGM CORP
filed 2020-11-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 74,119,005 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$72,345	$21,661
Short-term investments	—	36,978
Accounts receivable (net of allowances of $324 and $6, at September 30, 2020 and December 31, 2019, respectively)	17,613	18,981
Grant receivable	7,456	—
Inventories	19,560	13,884
Prepaid expenses and other current assets	5,689	4,592
Total current assets	122,663	96,096
Property and equipment, net	7,531	8,056
Operating lease right-of-use asset, net	38,469	4,860
Other non-current assets	4,904	5,492
Developed technology, net	42,955	46,200
Goodwill	106,455	104,108
Total assets	$322,977	$264,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,971	$6,510
Accrued compensation and related benefits	9,122	5,160
Operating lease liabilities, current	2,697	1,833
Other accrued liabilities	6,565	7,515
Deferred revenue, current	13,436	11,803
Total current liabilities	42,791	32,821
Convertible notes, net	54,121	53,821
Deferred tax liability	9,041	11,494
Operating lease liabilities, non-current	38,607	4,323
Deferred revenue, non-current	7,684	8,168
Deferred grant income, non-current	18,224	—
Other non-current liabilities	536	573
Total liabilities	171,004	111,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either September 30, 2020 or December 31, 2019	—	—
Common stock: $0.001 par value, 200,000 shares authorized at September 30, 2020 and December 31, 2019; 74,115 and 69,956 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	74	70
Additional paid-in capital	810,923	777,765
Accumulated other comprehensive loss	(289)	(582)
Accumulated deficit	(658,735)	(623,641)
Total stockholders’ equity	151,973	153,612
Total liabilities and stockholders’ equity	$322,977	$264,812
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$29,210	$20,666	$65,596	$68,728
Service revenue	6,131	5,630	16,457	15,875
Development revenue	3,180	—	6,180	—
Other revenue	1,340	200	5,303	200
Total revenue	39,861	26,496	93,536	84,803
Costs and expenses:
Cost of product revenue	12,773	10,520	31,896	33,009
Cost of service revenue	1,769	1,938	4,531	5,403
Research and development	8,128	7,125	25,275	23,362
Selling, general and administrative	22,655	20,729	65,966	65,687
Total costs and expenses	45,325	40,312	127,668	127,461
Loss from operations	(5,464)	(13,816)	(34,132)	(42,658)
Interest expense	(885)	(444)	(2,682)	(3,636)
Loss from extinguishment of debt	—	—	—	(9,000)
Other income (expense), net	107	205	(248)	920
Loss before income taxes	(6,242)	(14,055)	(37,062)	(54,374)
Income tax benefit	243	1,168	2,068	2,269
Net loss	$(5,999)	$(12,887)	$(34,994)	$(52,105)
Net loss per share, basic and diluted	$(0.08)	$(0.19)	$(0.49)	$(0.79)
Shares used in computing net loss per share, basic and diluted	72,486	69,469	71,294	65,792
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,999)	$(12,887)	$(34,994)	$(52,105)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	523	(121)	329	(122)
Net change in unrealized gain (loss) on investments	(3)	(14)	(36)	51
Other comprehensive income (loss), net of tax	520	(135)	293	(71)
Comprehensive loss	$(5,479)	$(13,022)	$(34,701)	$(52,176)
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
Issuance of restricted stock, net of shares withheld for taxes, and other	255	—	(146)	—	—	(146)
Cumulative-effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(15,980)	(15,980)
Other comprehensive loss, net of tax	—	—	—	(303)	—	(303)
Balance as of March 31, 2020	70,696	$71	$782,031	$(885)	$(639,721)	$141,496
Issuance of restricted stock, net of shares withheld for taxes, and other	286	—	(116)	—	—	(116)
Issuance of common stock under ESPP	301	—	645	—	—	645
Stock-based compensation expense	—	—	3,633	—	—	3,633
Net loss	—	—	—	—	(13,015)	(13,015)
Other comprehensive income, net of tax	—	—	—	76	—	76
Balance as of June 30, 2020	71,283	$71	$786,193	$(809)	$(652,736)	$132,719
Issuance of restricted stock, net of shares withheld for taxes, and other	258	1	(124)	—	—	(123)
Issuance of common stock from option exercises	94	—	450	—	—	450
Issuance of common stock from at-the-market offering, net of issuance costs	2,480	2	20,226	—	—	20,228
Equity issuance costs	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	4,358	—	—	4,358
Net loss	—	—	—	—	(5,999)	(5,999)
Other comprehensive income, net of tax	—	—	—	520	—	520
Balance as of September 30, 2020	74,115	$74	$810,923	$(289)	$(658,735)	$151,973

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
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(34,994)	$(52,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,988	3,484
Stock-based compensation expense	10,358	8,292
Amortization of developed technology	8,929	8,400
Amortization of debt discounts, premiums and issuance costs	415	2,130
Lease amortization	1,863	(371)
Loss on extinguishment of debt	—	9,000
Provision for excess and obsolete inventory	680	1,356
Loss on disposal of property and equipment	191	52
Other non-cash items	13	195
Changes in assets and liabilities:
Accounts receivable, net	967	3,195
Inventories	(6,773)	(3,672)
Prepaid expenses and other assets	(2,395)	(1,338)
Accounts payable	4,996	605
Deferred revenue	1,258	1,592
Other liabilities	(180)	(10,506)
Net cash used in operating activities	(11,684)	(29,691)
Investing activities
Acquisition, net of cash acquired	(5,154)	—
Purchases of investments	—	(52,719)
Proceeds from RADx grant	11,151	—
Proceeds from sale of investments	5,010	—
Proceeds from maturities of investments	31,800	16,000
Purchases of property and equipment	(2,010)	(2,031)
Net cash provided by (used in) investing activities	40,797	(38,750)
Financing activities
Proceeds from issuance of common stock from at-the-market offering, net of commissions	20,226	—
Payment of debt and equity issuance costs	(509)	(128)
Proceeds from exercise of stock options	450	1,049
Proceeds from stock issuance from ESPP	645	641
Payments for taxes related to net share settlement of equity awards and other	(387)	(556)
Net cash provided by financing activities	20,425	1,006
Effect of foreign exchange rate fluctuations on cash and cash equivalents	86	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,624	(67,440)
Cash, cash equivalents and restricted cash at beginning of period	23,736	95,401
Cash, cash equivalents and restricted cash at end of period	$73,360	$27,961
Supplemental disclosures of cash flow information
Cash paid for interest	$86	$3,513
Cash paid for income taxes, net of refunds	$386	$128
Asset retirement obligations	$319	$311
See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of September 30, 2020, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2019 included in our annual report on Form 10-K, filed with the SEC on February 27, 2020.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in the context of information available to us and the unknown impact of COVID-19 as of September 30, 2020. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements.

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
Other Revenue
Other revenue consists of license and royalty revenue and grant revenue. We recognize revenue from license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. For contracts that include sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. One customer from whom we derived development revenue exceeded 10% of revenue for the three and nine months ended September 30, 2020. No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2020 or 2019. Including the development revenue, revenues from our five largest customers were 31% and 25%

of total revenue for the three months ended September 30, 2020 and 2019, respectively. Revenues from our five largest customers were 23% and 20% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. There was no single customer that represented more than 10% of total accounts receivable at September 30, 2020, or December 31, 2019.
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
Deferred Grant Income
In September 2020, we executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The definitive contract, which amended the letter contract we entered into with the NIH in July 2020 (collectively, the NIH Contract), has a total value of up to $34.0 million upon the achievement of certain conditional milestones. Proceeds from the NIH Contract will be used primarily to expand production capacity and product throughput capabilities.
Accounting for the NIH Contract does not fall under ASC 606, Revenue from Contracts with Customers, as the NIH will not benefit directly from our expansion or product development. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIH Contract payments to Fluidigm.
The NIH Contract proceeds meet the definition of grants related to assets as the primary condition for the payments is to fund the purchase and construction of longer-term assets to scale up production capacity. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. We have elected to record the grants received as deferred income using the first method.
Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurs when either each milestone has been accepted by NIH or management concludes the conditions of the grant have been substantially met. We record the NIH Contract proceeds as deferred income. Proceeds used for capital expenditures will be amortized over the period of depreciation for the assets as a reduction of depreciation expense. Any portion of the proceeds used to reimburse research and development expense are recorded as a reduction of those expenses incurred to date.
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
See Note 8 for a detailed discussion of the accounting treatment of the transactions and additional information.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the condensed consolidated statements of comprehensive loss.

The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2020 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2019	$(618)	$36	$(582)
Other comprehensive income (loss)	(303)	—	(303)
Ending balance at March 31, 2020	$(921)	$36	$(885)
Other comprehensive income (loss)	109	(33)	76
Ending balance at June 30, 2020	$(812)	$3	$(809)
Other comprehensive income (loss)	523	(3)	520
Ending balance at September 30, 2020	$(289)	$—	$(289)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019.
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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2020	2019
Stock options, restricted stock units and performance awards	7,652	5,342
2019 Convertible Notes	18,966	—
2019 Convertible Notes potential make-whole shares	826	—
2014 Convertible Notes	19	916
Total	27,463	6,258
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
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (2) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. These ASUs are effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance resulted in an adjustment of approximately $0.1 million to reduce the accumulated deficit component of stockholders’ equity and decrease current assets by the same amount in our condensed consolidated balance sheet.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.
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

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the InstruNor acquisition date. Goodwill of $2.2 million was calculated as the purchase price less the fair value of the net assets acquired as follows (in thousands):

January 17, 2020
Purchase price:
Cash consideration paid on closing to former equity holders	$5,165
Non-cash consideration common shares	2,049
Total purchase price	$7,214

Assets acquired:
Cash and cash equivalents	$11
Accounts receivable	32
Other receivables	13
Inventories, net	153
Developed technology	5,380
Liabilities assumed:
Accounts payable	14
Other current liabilities	15
Deferred tax liability, net	566
Fair value of identifiable net assets acquired	$4,994
Goodwill acquired on acquisition	$2,220

4. RADx Program
In July 2020, we entered into a letter contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The RADx program provides grants to support a range of new lab-based and point-of-care tests that could significantly increase the number, type and availability of COVID-19 tests. On September 28, 2020, we executed a definitive contract with the NIH as an amendment to the letter contract (collectively, the NIH Contract). The NIH Contract has a total value of up to $34.0 million upon the achievement of certain conditional milestones. Proceeds from the NIH Contract will be used primarily to expand production capacity and product throughput capabilities for COVID-19 testing with Fluidigm microfluidics technology. We expect to complete the NIH Contract by the end of 2021.
The NIH has the right to terminate the NIH Contract for convenience. In the event of termination for convenience, Fluidigm will be paid a percentage of the NIH Contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges. In the event of termination for cause due to our default, NIH is not liable for supplies or services not accepted.
If we fail to deliver within the time specified in the NIH Contract and the delay is due to Fluidigm’s fault or negligence, we are required to pay liquidated damages in the amount of 33% of the amount(s) already disbursed to date under the NIH Contract within six months from the date of termination.
The following table summarizes the activity under the NIH Contract through September 30, 2020 (in thousands):

Total value of milestones reasonably assured	$18,607
Amounts applied against research and development expenses	383
Deferred grant income	$18,224

Total value of milestones reasonably assured	$18,607
Funding received	11,151
Grant receivable from RADx	$7,456

5. Revenue
Disaggregation of Revenue
The following table presents our revenue for the three and nine months ended September 30, 2020 and 2019, respectively, based on geographic area and by source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Geographic Markets:
Americas	$23,653	$11,112	$52,437	$35,203
EMEA	8,837	9,092	23,490	28,465
Asia-Pacific	7,371	6,292	17,609	21,135
Total revenue	$39,861	$26,496	$93,536	$84,803

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Source:
Instruments	$12,624	$9,159	$30,672	$34,200
Consumables	16,586	11,507	34,924	34,528
Product revenue	29,210	20,666	65,596	68,728
Service revenue	6,131	5,630	16,457	15,875
Development revenue	3,180	—	6,180	—
Other revenue
License and royalty revenue	—	—	3,163	—
Grant revenue	1,340	200	2,140	200
Total other revenue	1,340	200	5,303	200
Total revenue	$39,861	$26,496	$93,536	$84,803
Performance Obligations
We reported $20.0 million of deferred revenue in our December 31, 2019 consolidated balance sheet. During the nine months ended September 30, 2020, $8.8 million of the opening balance was recognized as revenue and $9.9 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At September 30, 2020, we reported $21.1 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at September 30, 2020 (in thousands):

Fiscal Year	Expected Revenue (1)
2020 (remainder of the year)	$3,873
2021	10,385
2022	5,775
Thereafter	4,079
Total	$24,112
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

6. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences, Inc. in February 2014, we recognized goodwill of $104.1 million and $112.0 million of developed technology. In the first quarter of 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill from the InstruNor acquisition and $5.4 million (Euro 4.9 million) of developed technology (see Note 3). As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change. We are amortizing InstruNor developed technology over 8.0 years.
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
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	September 30, 2020
	Gross Amount	Accumulated Amortization and Translation	Net	Weighted-Average Amortization Period
Developed technology	$117,380	$(74,425)	$42,955	9.9 years
Patents and licenses	$11,274	$(9,030)	$2,244	7.8 years

	December 31, 2019
	Gross Amount	Accumulated Amortization and Translation	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(65,800)	$46,200	10.0 years
Patents and licenses	$11,274	$(8,342)	$2,932	7.8 years
Total amortization expense for the three months ended September 30, 2020 and 2019 was $3.2 million and $3.0 million, respectively. Amortization of intangibles was $9.6 million and $9.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Based on the carrying value of intangible assets, net, as of September 30, 2020, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2020 (remainder of the year)	$2,978	$229	$3,207
2021	11,911	760	12,671
2022	11,911	677	12,588
2023	11,911	571	12,482
2024	2,111	7	2,118
Thereafter	2,133	—	2,133
Total	$42,955	$2,244	$45,199

7. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$72,345	$21,661
Restricted cash	1,015	2,075
Total cash, cash equivalents and restricted cash	$73,360	$23,736
Short-term restricted cash of approximately $15 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of September 30, 2020.
Inventories
Inventories consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$8,768	$6,133
Work-in-process	920	659
Finished goods	9,872	7,092
Total inventories	$19,560	$13,884

Property and Equipment, net
Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment and software	$4,363	$3,997
Laboratory and manufacturing equipment	18,988	19,325
Leasehold improvements	8,118	7,788
Office furniture and fixtures	2,211	1,824
Property and equipment, gross	33,680	32,934
Less accumulated depreciation and amortization	(26,262)	(24,954)
Construction-in-progress	113	76
Property and equipment, net	$7,531	$8,056

Warranties
Activity for our warranty accrual for the nine months ended September 30, 2020 and 2019, which is included in other accrued liabilities, is summarized below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,390	$863
Accrual for current period warranties	677	912
Warranty costs incurred	(387)	(668)
Ending balance	$1,680	$1,107

8. Convertible Notes and Credit Facility
2014 Senior Convertible Notes (2014 Notes)
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. We received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is 3.0%. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below. As of September 30, 2020, there is $1.1 million aggregate principal of the 2014 Notes outstanding.
2018 Senior Convertible Notes (2018 Notes)
In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for 2018 Notes, leaving $51.3 million of the aggregate principal amount of the 2014 Notes outstanding. As of the closing of the 2018 Notes on March 12, 2018, the estimated fair value was $145.5 million. The difference between the $150.0 million aggregate principal amount of the 2018 Notes and its fair value was being amortized over the expected term of the 2018 Notes using the effective interest method through the first note holder put date of February 6, 2023.
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
In the first quarter of 2019, we received notices from holders of the 2018 Notes electing to voluntarily convert approximately $138.1 million in aggregate principal amount of the 2018 Notes. In February 2019, we notified the trustee, U.S. Bank National Association, of our intention to exercise our issuer’s conversion option with respect to the remaining approximately $11.9 million in aggregate principal amount of the 2018 Notes. In total, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the bonds were retired. We recognized a loss of $9.0 million on the retirement of the 2018 Notes, which represented the difference between the fair value of the bonds retired and their carrying costs. The net impact on equity was $133.3 million and represented the fair value of the bonds retired.
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

The carrying values of the components of the 2014 Notes and the 2019 Notes are as follows (in thousands):

	September 30, 2020	December 31, 2019
2.75% 2014 Notes due 2034
Principal amount	$1,079	$1,079
Unamortized debt discount	(17)	(18)
Unamortized debt issuance cost	(4)	(4)
	$1,058	$1,057

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,937)	(2,236)
	$53,063	$52,764
Net carrying value of all Notes	$54,121	$53,821
2018 Revolving Credit Facility
In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this Borrowing Base, we may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. The Borrowing Base as of September 30, 2020 under the Revolving Credit Facility was $15.0 million. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2020.
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
The Revolving Credit Facility contains customary affirmative and negative covenants that, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased to 5.0% above the otherwise applicable rate of interest. We were in compliance with all the terms and conditions of the Revolving Credit Facility at September 30, 2020.

9. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of September 30, 2020 and December 31, 2019 (in thousands, except for discount rate and lease term):

	September 30, 2020	December 31, 2019
Operating lease right-of-use buildings	$40,723	$6,234
Operating lease right-of-use equipment	86	69
Operating lease right-of-use vehicles	583	355
Total operating lease right-of-use assets, gross	41,392	6,658
Accumulated amortization	(2,923)	(1,798)
Total operating lease right-of-use assets, net	$38,469	$4,860

Operating lease liabilities, current	$2,697	$1,833
Operating lease liabilities, non-current	38,607	4,323
Total operating lease liabilities	$41,304	$6,156

Weighted average remaining lease term (in years)	8.9	4.7
Weighted average discount rate per annum	11.9%	5.0%
A new operating lease for our corporate headquarters in South San Francisco, California commenced in March 2020. We recorded a ROU asset of $35.7 million at the inception of the lease and an operating lease liability of $35.3 million. The lease term is approximately ten years. Future minimum lease payments over the life of the lease were discounted at a rate of 12.6%, which was our estimated incremental collateralized borrowing rate for the term of the lease at the inception of the lease.
The following table presents the components of lease expense for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (including variable costs)	$2,501	$1,604	$7,012	$4,660
Variable costs including non-lease component	$407	$748	$1,576	$2,051

Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities in thousands):
			Nine Months Ended September 30,
			2020	2019
Operating cash flows from operating leases			$3,443	$3,068

Future minimum lease payments under commenced non-cancelable operating leases, which are as of September 30, 2020 as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases
2020 (remainder of year)	$1,802
2021	7,362
2022	7,040
2023	6,950
2024	7,152
Thereafter	39,254
Total future minimum payments	$69,560
Less: imputed interest	(28,256)
Total	$41,304

10. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$49,144	$—	$—	$49,144	$49,144	$—	$—
Cash-restricted	1,015	—	—	1,015	—	—	1,015
Total cash	$50,159	$—	$—	$50,159	$49,144	$—	$1,015
Available-for-sale:
Level I:
Money market funds	$23,201	$—	$—	$23,201	$23,201	$—	$—
Total	$73,360	$—	$—	$73,360	$72,345	$—	$1,015

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$16,614	$—	$—	$16,614	$16,614	$—	$—
Cash-restricted	2,075	—	—	2,075	—	—	2,075
Total cash	$18,689	$—	$—	$18,689	$16,614	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$5,047	$—	$—	$5,047	$5,047	$—	$—
US treasury securities	36,942	36	—	36,978	—	36,978	—
Subtotal	$41,989	$36	$—	$42,025	$5,047	$36,978	$—
Total	$60,678	$36	$—	$60,714	$21,661	$36,978	$2,075
There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used, during the nine months ended September 30, 2020.

Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the nine months ended September 30, 2020 and 2019. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
Convertible Notes
In 2019, we significantly reduced the amount of our outstanding debt. As a result, our convertible notes are not regularly traded and it is difficult to estimate a reliable and accurate market price for these securities. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.
The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2019 Notes at September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020			December 31, 2019
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$1,079	$1,058	$1,122	$1,079	$1,057	$1,122
2019 Notes	55,000	53,063	143,039	55,000	52,764	73,975
Total	$56,079	$54,121	$144,161	$56,079	$53,821	$75,097

11. Shareholders’ Equity
2020 At-the-Market Offering
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at-the-market” equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds from the sale of such shares of common stock were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
InstruNor Acquisition
In January 2020, we completed the acquisition of all of the outstanding shares of InstruNor (see Note 3). The purchase price was approximately $7.2 million, consisting of $5.2 million in cash and 485,451 shares of our common stock.
Conversion of 2018 Notes
In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 8). As a result of this issuance of our common stock, we recorded a total of $133.3 million of equity, which was equivalent to the fair value of the bonds retired.

At September 30, 2020, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2009 Equity Incentive Plan	19	—	—
2011 Equity Incentive Plan	1,387	5,810	3,057
DVS Sciences Inc. 2010 Equity Incentive Plan	13	—	—
2017 Inducement Award Plan	207	216	—
2017 Employee Stock Purchase Plan	—	—	3,100
	1,626	6,026	6,157

12. Stock-Based Plans
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
Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	2,551	$7.43
RSU granted	3,642	$3.95
RSU released	(872)	$7.30
RSU forfeited	(305)	$6.39
Balance as of September 30, 2020	5,016	$4.99
As of September 30, 2020, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $22.0 million. We expect to recognize those costs over a weighted average period of 2.8 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2019	2,027	$7.78	6.8	$81
Options granted	105	$3.74
Options exercised	(98)	$4.90		$352
Options forfeited	(408)	$9.20
Balance as of September 30, 2020	1,626	$7.34	6.4	$2,514
Vested at September 30, 2020	1,259	$7.86	6.0	$1,799
Awards expected to vest at September 30, 2020	367	$5.56	7.9	$715
_______
(1)Aggregate intrinsic value as of September 30, 2020 was calculated as the difference between the closing price per share of our common stock on the last trading day of September 30, 2020, which was $7.43, and the exercise price of the options, multiplied by the number of in-the-money options.
As of September 30, 2020, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $1.1 million. We expect to recognize those costs over a weighted average period of 1.4 years.
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
Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	547	$15.09
PSU granted	509	$4.82
PSU released	—	$—
PSU forfeited	(94)	$14.26
Balance at September 30, 2020	962	$9.74
As of September 30, 2020, the unrecognized compensation costs related to these awards were $4.6 million. We expect to recognize those costs over a weighted average period of 1.7 years.
Performance Stock Units with Performance Conditions
During 2019, we also granted a PSU award under which the number of PSUs that ultimately vest is dependent on achieving certain discrete operational milestones between September 30, 2019 and December 31, 2020. Activity to date under this PSU award is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2019	64	$7.05
PSU granted	—	$—
PSU released	(4)	$7.05
PSU forfeited	(12)	$7.05
Balance at September 30, 2020	48	$7.05
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
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units, stock options and performance share units	$4,114	$2,738	$9,558	$7,731
Employee stock purchase plan	243	291	800	561
Total stock-based compensation	$4,357	$3,029	$10,358	$8,292

13. Income Taxes
Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. Our quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
We recorded a tax benefit of $0.2 million and $2.1 million for the three and nine months ended September 30, 2020, respectively. We recorded a tax benefit of $1.2 million and $2.3 million for the three and nine months ended September 30, 2019, respectively. The benefits for all periods were primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liabilities partially offset by tax provisions for our foreign operations and state minimum income taxes.
Our tax benefit for income taxes for the periods presented differ from the 21% U.S. Federal statutory rate for the nine months ended September 30, 2020 and 2019, respectively, primarily due to maintaining a valuation allowance for most of our deferred tax assets, which primarily consist of net operating loss carryforwards.
Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the three and nine months ended September 30, 2020, and 2019, respectively, we did not recognize any material interest or penalties related to uncertain tax positions.
Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results and future expected financial results. The deferred tax assets have been offset by valuation allowances. In the future we may release valuation allowances and recognize deferred tax assets in certain of our foreign subsidiaries depending on the achievement of future profitability in the relevant jurisdictions. Any release of valuation allowances could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in the future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance.
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

14. Information About Geographic Areas
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
A summary table of our total revenue by geographic areas of our customers and by product and services for the three and nine months ended September 30, 2020 and 2019 is included in Note 5 to the condensed consolidated financial statements.
Sales to customers in the United States represented $23.3 million, or 58% of total revenues, and $50.7 million, or 54% of total revenues, for the three and nine months ended September 30, 2020, respectively. Sales to customers in the United States represented $10.5 million, or 40% of total revenues, and $32.9 million, or 39% of total revenues, for the three and nine months ended September 30, 2019, respectively.
No foreign country or jurisdiction had sales in excess of 10% of total revenues for the three months ended September 30, 2020 and 2019, except for China, which had total revenues of $3.9 million, or 15% of total revenues for the three months ended September 30, 2019. There was no foreign country or jurisdiction with sales in excess of 10% of our total revenues for the nine months ended September 30, 2020 or 2019, except for China, which had sales of $11.4 million, or 13% of total revenues, for the nine months ended September 30, 2019.

15. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to last approximately one year from the date of the agreement. We recognized $3.2 million and $6.2 million of development revenue from this agreement in the three and nine months ended September 30, 2020, respectively.

16. Commitments and Contingencies
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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019. The litigation is in its early stages and the lead plaintiff has not yet been determined. We believe the claims alleged in the complaint lack merit and we intend to defend ourselves vigorously.
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

Our total revenue for the nine months ended September 30, 2020 was $93.5 million compared to $84.8 million for the nine months ended September 30, 2019. Our total revenue was $117.2 million in 2019 and $113.0 million in 2018. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2020, our accumulated deficit was $658.7 million.
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
While Fluidigm is a designated essential business, widespread global adoption of work-from-home and shelter-in-place orders have resulted in a significant slowdown in customer activities for much of the year. In the first half of 2020, we saw near-term COVID-19-related priorities temporarily displacing longer term projects and research activities. As customers return to work, we have seen some customer ordering recover, but the timing of complete recovery remains uncertain, given additional waves of infection and timing of a vaccine. We estimate that about 10% of our customers are either closed or working at reduced capacity as of the end of September 2020 because of the COVID-19 pandemic, compared to 30-40% in June 2020. We believe the impact of COVID-19 on our customers has resulted in expected sales of our mass cytometry instrument systems to be delayed to future periods. The development of COVID-19-related applications has positively impacted sales of our microfluidics instruments, consumables, and mass cytometry reagents.
Since the beginning of the COVID-19 pandemic, Fluidigm has been working with a growing body of researchers around the world who are aggressively responding to the pandemic. In June 2020, we submitted an emergency use authorization (EUA) application with the U.S. Food and Drug Administration (FDA) for our saliva-based Advanta Dx SARS-CoV-2 Assay, and the FDA granted the EUA in August 2020. In addition, Fluidigm is actively supporting customers who are developing lab-developed tests, as well as customers who are providing COVID-19 diagnostic tests outside of the U.S. Fluidigm’s mass cytometry technology and workflows are also being used by our customers in the U.S. and Europe for multi-site COVID-19 patient immune profiling studies.
We believe our microfluidics and mass cytometry capabilities can play a significant role in virus detection as well as in immune profiling of patients and populations. Furthermore, we believe our technologies and solutions will be important to the durable response from government and medical institutions to be prepared for future outbreaks. Despite these opportunities, there is still uncertainty regarding the impact of COVID-19 on the global economy, our customers, and our business over the near term. Also, though we are now able to sell our Advanta Dx SARS-CoV-2 Assay for diagnostic use and certain clinical laboratory customers are developing lab developed tests using our technology, our experience selling into diagnostic markets is limited and we face significant competition. Many of our target customers in these markets do not have significant prior experience using Fluidigm instruments and consumables, and require validation steps and assistance in establishing, integrating and scaling up testing programs using our technology and products. Also, many such laboratories have experience working with certain of our competitors for diagnostic testing, and we have faced, and expect to continue to face, complex sales processes and competition in the COVID-19 testing market. We expect to seek collaborations with third parties and invest in customer support infrastructure and personnel to meet the challenges associated with penetrating these markets.
We have actively sought government funding to support our investment to expand our diagnostics capabilities for microfluidics. In July 2020, we entered into a letter contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The RADx program provides grants to support a range of new lab-based and point-of-care tests that could significantly increase the number, type and availability of COVID-19 tests. On September 28, 2020, we executed a definitive contract with the NIH as an amendment to the letter contract (collectively, the NIH Contract). The NIH Contract has a total value of up to $34.0 million upon the achievement of certain milestones. Through September 30, 2020, we have achieved milestones with a total value of $18.6 million and have received cash of $11.2 million. Proceeds from the NIH Contract will be used primarily to expand production capacity and product throughput capabilities for COVID-19 testing with Fluidigm microfluidics technology. We expect to spend approximately $30.0 million for capital expenditures over the next two quarters for the expansion of our Singapore facility as a result of the NIH Contract.

The NIH has the right to terminate the NIH Contract for convenience. In the event of termination for convenience, Fluidigm will be paid a percentage of the NIH Contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges. In the event of termination for cause due to our default, NIH is not liable for supplies or services not accepted. If we fail to deliver within the time specified in the NIH Contract and the delay is due to Fluidigm’s fault or negligence, we are required to pay liquidated damages in the amount of 33% of the amount(s) already disbursed to date under the NIH Contract within six months from the date of termination.
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at the market” (ATM) equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock, $0.001 par value per share, pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
In this period of uncertainty, we are actively managing our operating expenses and cash flows in response to the evolving market conditions. In addition, we implemented reductions in our operating expense structure including temporary salary reductions which began in the second quarter and ended in the third quarter of this year and constrained hiring until our business returns to more normal volumes. We have also taken advantage of various government programs available to us. For example, we have applied for or received wage subsidies in certain countries. In the U.S., the Coronavirus Aid, Relief and Economic Security (CARES) Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, and other tax-related provisions. As a result, we have been preserving cash by deferring payment of U.S. payroll taxes and are currently evaluating the applicability of other provisions in the CARES Act.
We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the pandemic, refer to Part II, Item 1A. Risk Factors of this Form 10-Q.
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
We have expanded disclosure of our critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2020 compared to those disclosed in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, to reflect the impact of the NIH Contract under the RADx program (see Note 4) and a new development agreement (see Note 15).
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of adoption on our condensed consolidated financial statements.
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
Results of Operations
The following table presents our historical consolidated statements of operations data for the three and nine months ended September 30, 2020 and 2019, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenue:
Total revenue	$39,861	100%	$26,496	100%	$93,536	100%	$84,803	100%
Costs and expenses:
Cost of product revenue	12,773	32	10,520	40	31,896	34	33,009	39
Cost of service revenue	1,769	4	1,938	7	4,531	5	5,403	6
Research and development	8,128	21	7,125	27	25,275	27	23,362	28
Selling, general and administrative	22,655	57	20,729	78	65,966	70	65,687	77
Total costs and expenses	45,325	114	40,312	152	127,668	136	127,461	150
Loss from operations	(5,464)	(14)	(13,816)	(52)	(34,132)	(36)	(42,658)	(50)
Interest expense	(885)	(2)	(444)	(1)	(2,682)	(3)	(3,636)	(4)
Loss from extinguishment of debt	—	—	—	—	—	—	(9,000)	(11)
Other income (expense), net	107	—	205	1	(248)	—	920	1
Loss before income taxes	(6,242)	(16)	(14,055)	(52)	(37,062)	(40)	(54,374)	(64)
Income tax benefit	243	1	1,168	4	2,068	3	2,269	3
Net loss	$(5,999)	(15)%	$(12,887)	(48)%	$(34,994)	(37)	$(52,105)	(61)%

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
One customer from which we derived development revenue exceeded 10% of revenue for the three and nine months ended September 30, 2020. No other customer represented more than 10% of total revenue for the three and nine months ended September 30, 2020 or 2019. Revenues from our five largest customers were 31% and 25% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Revenues from our five largest customers were 23% and 20% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.
The following table presents our revenue by source for the three and nine months ended September 30, 2020 and 2019, and as a percentage of total revenue for the respective period (in thousands):

	Three Months Ended September 30,				Year-over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2020		2019			2020		2019
Revenue:
Instruments	$12,624	32%	$9,159	35%	38%	$30,672	33%	$34,200	40%	(10)%
Consumables	16,586	42	11,507	43	44%	34,924	37	34,528	41	1%
Product revenue	29,210	74	20,666	78	41%	65,596	70	68,728	81	(5)%
Service revenue	6,131	15	5,630	21	9%	16,457	18	15,875	19	4%
Product and service revenue	35,341	89	26,296	99	34%	82,053	88	84,603	100	(3)%
Development revenue	3,180	7	—	—	NA	6,180	7	—	—	NA
Grant revenue	1,340	4	200	1	570%	2,140	2	200	—	970%
License revenue	—	—	—	—	NA	3,163	3	—	—	NA
Total revenue	$39,861	100%	$26,496	100%	50%	$93,536	100%	$84,803	100%	10%
The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,				Year-over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2020		2019			2020		2019
Americas	$23,653	60%	$11,112	42%	113%	$52,437	56%	$35,203	41%	49%
EMEA	8,837	22	9,092	34	(3)%	23,490	25	28,465	34	(17)%
Asia-Pacific	7,371	18	6,292	24	17%	17,609	19	21,135	25	(17)%
Total revenue	$39,861	100%	$26,496	100%	50%	$93,536	100%	$84,803	100%	10%

The Americas revenue includes revenue generated in the United States of $23.3 million and $50.7 million for the three and nine months ended September 30, 2020, respectively. Sales to customers in the United States represented $10.5 million and $32.9 million for the three and nine months ended September 30, 2019, respectively.
No foreign country or jurisdiction had sales in excess of 10% of total revenues for the three months ended September 30, 2020 and 2019, except for China, which had revenues of $3.9 million, or 15% of total revenues for the three months ended September 30, 2019. There was no foreign country or jurisdiction with sales in excess of 10% of our total revenues for the nine months ended September 30, 2020 or 2019, except for China, which had revenues of $11.4 million, or 13% of total revenues, for the nine months ended September 30, 2019.

Total Revenue
Three Months ended September 30, 2020
Total revenue increased by $13.4 million or 50%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven primarily by higher product and service revenue, development revenue, and higher grant revenue. Product revenue increased primarily due to COVID-19-related applications which resulted in higher sales of our microfluidic instruments and consumables and our mass cytometry consumable products.
Americas revenues increased by $12.5 million, or 113%, which includes $8.2 million of higher product and service revenue driven by COVID-19-related opportunities along with $1.1 million of higher grant revenue and $3.2 million of development revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. EMEA revenues fell $0.3 million or 3%. Lower microfluidic consumables and mass cytometry instrument sales were partially offset by increases in microfluidics instrument revenue and service revenue. Favorable foreign exchange rates impacted EMEA revenue by 3%. The $1.1 million, or 17%, increase in Asia-Pacific revenues was driven primarily by higher instrument sales. On a company-wide basis, stronger foreign exchange rates impacted revenues by less than 1% for the three months ended September 30, 2020 compared to the same period in 2019.
Nine Months ended September 30, 2020
Total revenue increased by $8.7 million or 10%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to higher development revenue, license revenue, and grant revenue, partially offset by lower product revenue. Lower mass cytometry instrument revenue was partially offset by higher service revenue and microfluidics instrument and consumables sales, driven primarily by COVID-19-related opportunities.
Americas revenues increased by $17.2 million, or 49%, driven by higher development revenue of $6.2 million, higher product and service revenue of $5.9 million, license revenue of $3.1 million, and a $2.1 million increase in grant revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Higher microfluidics revenue was partially offset by decreases in mass cytometry instruments and consumables revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. EMEA revenues fell $5.0 million or 17%, for the same period, driven by lower mass cytometry instrument and microfluidics consumables revenue partially offset by higher microfluidics instrument and mass cytometry consumables revenues. A stronger Euro compared to the U.S. dollar favorably impacted EMEA revenues by approximately 1%. The $3.5 million, or 17%, decrease in Asia-Pacific revenues was driven by declines in mass cytometry instrument and microfluidics consumable revenues, partially offset by higher service revenues. On a company-wide basis, foreign exchange rates had a negligible impact for the nine months ended September 30, 2020 compared to the same period in 2019.
Product Revenue
Product revenue increased by $8.5 million, or 41%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Increases in microfluidic instrument and mass cytometry and microfluidic consumable revenues were partially offset by lower mass cytometry instrument revenue. Higher microfluidics revenue was largely driven by higher unit sales of Biomark and Juno instruments and related consumables, reflecting several COVID-19-related opportunities.
Product revenue decreased by $3.1 million, or 5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower sales volumes and lower average selling prices of mass cytometry instruments, partially offset by higher revenue from Biomark and Juno instruments and related consumables.
We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Service Revenue
Service revenue increased by $0.5 million, or 9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Service plan revenues, which are recognized over the life of the service agreement and are not activity-dependent, drove the majority of the increase in service revenues. As customers have begun to reopen their facilities, we are also seeing increases in training and repair-related revenues.
Service revenue increased by $0.6 million, or 4%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Service plan revenues drove the majority of the increase, partially offset by lower revenues from training and product maintenance activities. Training and product maintenance revenues declined due primarily to closed customer facilities.

Development Revenue
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to last approximately one year from the date of the Development Agreement. We recognized $3.2 million and $6.2 million of development revenue from this agreement in the three and nine months ended September 30, 2020, respectively.
We recognize revenue under the Development Agreement using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward satisfaction of our obligations under the agreement. Costs associated with the Development Agreement are recorded in research and development expense.
Grant Revenue
We receive grants to perform research and development activities over contractually defined periods. Grant revenue in the current quarter is attributable to a grant agreement entered into in the second half of 2019 and which is expected to end in the first half of 2021. Costs associated with grant agreements are recorded in research and development expense.
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
The following table presents our product and service cost, product and service gross profit and product and service margin for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2020	2019			2020	2019
Cost of product revenue	$12,773	$10,520	21%		$31,896	$33,009	(3)%
Cost of service revenue	1,769	1,938	(9)%		4,531	5,403	(16)%
Cost of product and service revenue	$14,542	$12,458	17%		$36,427	$38,412	(5)%

Product and service gross profit	$20,799	$13,838	50%		$45,626	$46,191	(1)%
Product and service margin	58.9%	52.6%	6.3	ppts	55.6%	54.6%	1.0	ppts

Product and service margin increased by 6.3 percentage points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Fixed depreciation and amortization costs on a higher revenue base positively impacted margins by 3.2 percentage points. Margins were also favorably impacted by COVID-19-related consumable products and lower charges for inventory reserves. This favorability was partially offset by lower average selling prices, lower production volumes of mass cytometry instruments and product mix, which included lower margin microfluidics instruments.

Product and service margin increased by 1.0 percentage points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Fixed depreciation and amortization costs on a higher revenue base contributed 0.2 percentage points to the improvement in the product and service margins. Lower service costs, COVID-19-related consumables products, cost reductions for mass cytometry reagents, and lower charges for inventory reserves also favorably impacted product and service gross margins. This favorability was partially offset by lower average selling prices and production volumes of mass cytometry instruments and product mix, which included lower margin microfluidics instruments.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2020	2019		2020	2019
Research and development	$8,128	$7,125	14%	$25,275	$23,362	8%
Selling, general and administrative	22,655	20,729	9%	65,966	65,687	—
Total	$30,783	$27,854	11%	$91,241	$89,049	2%

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
Research and development expense increased by $1.0 million, or 14%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Increases were primarily attributable to higher laboratory supplies and outside service costs related to development and grant projects, partially offset by lower compensation costs. The lower compensation costs reflect temporary salary reductions implemented during the second quarter of 2020, Singapore and Canadian government subsidy programs, and funding from the NIH Contract. The temporary salary reduction program ended during the third quarter of 2020.
Research and development expense increased by $1.9 million, or 8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Increases were primarily attributable to higher laboratory supplies and outside service costs related to development and grants projects, partially offset by reduced compensation costs.
We believe our continued investment in research and development is essential to our long-term competitive position and these expenses may increase in future periods.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $1.9 million, or 9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Facilities cost increased approximately $1.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, reflecting higher lease costs associated with our new corporate headquarters. Higher legal expenses and an $0.8 million increase in stock-based compensation costs were partially offset by lower travel costs. Travel expense declined $1.4 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the COVID-19 pandemic. The remaining increase in selling, general and administrative expense was due to a variety of smaller items.
Selling, general and administrative expense increased by $0.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Compensation costs fell compared to the prior year period due to the impact of temporary salary reductions implemented in the second quarter of 2020, which salaries were restored to earlier levels in the third quarter of 2020. Travel costs fell $3.0 million compared to the prior period, while costs related to trade shows and other events fell $1.3 million due to the cancellation of these events in light of the COVID-19 pandemic. Offsetting these declines was $3.4 million of higher facilities costs for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, reflecting higher moving and lease costs associated with our new corporate headquarters. In addition, stock-based compensation costs increased by $1.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The remaining change in selling, general and administrative expense was due to a variety of smaller items.
Interest Expense, Loss on Extinguishment of Debt and Other Income (Expense), Net
The following table presents these items for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2020	2019		2020	2019
Interest expense	$(885)	$(444)	99%	$(2,682)	$(3,636)	(26)%
Loss from extinguishment of debt	—	—	NA	—	(9,000)	NA
Other income (expense), net	107	205	(48)%	(248)	920	(127)%
Total	$(778)	$(239)	226%	$(2,930)	$(11,716)	(75)%
In November 2019, we issued $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). Net proceeds of the 2019 Notes issuance were used primarily to retire $50.2 million aggregate principal amount of our Senior Convertible Notes due 2034 (2014 Notes). The 2019 Notes have an effective interest rate of 6.2% compared to the 2014 Notes, which have an effective interest rate 3.0%. The increase in interest expense for the three months ended September 30, 2020 compared to the prior year period reflects the impact of the higher effective interest rate on the 2019 Notes compared to the 2014 Notes.
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
Interest expense of $2.7 million for the nine months ended September 30, 2020 consists primarily of interest on $55.0 million of 2019 Notes, while interest expense of $3.6 million for the nine months ended September 30, 2019 includes both the interest on $51.3 million of 2014 Notes and a partial quarter of interest expense on $150.0 million of 2018 Notes, which accrued at an effective rate of 12.3%. The higher interest expense for the nine months ended September 30, 2019 compared to the current year-to-date period reflects the impact of higher debt balances and higher interest rates for the first nine months of 2019 compared to the first nine months of 2020.
Other income of $0.1 million for the three months ended September 30, 2020 is primarily attributable to $0.1 million of foreign exchange gains. Other income of $0.2 million for the three months ended September 30, 2019 includes $0.3 million of interest income, partially offset by $0.1 million of foreign exchange losses. The lower interest income in the current year period is attributable to lower market interest rates.
Other expense of $0.2 million for the nine months ended September 30, 2020 is primarily attributable to $0.5 million of foreign exchange losses, reflecting the impact of a stronger U.S. dollar, partially offset by $0.3 million of interest and other income. Other income of $0.9 million for the nine months ended September 30, 2019 consists primarily of $1.1 million of interest income, offset by $0.2 million of foreign exchange losses.
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
We recorded a tax benefit of $0.2 million, for an effective tax rate of 3.9%, for the three months ended September 30, 2020. For the three months ended September 30, 2019, we recorded a tax benefit of $1.2 million for an effective tax rate of

8.3%. For the nine months ended September 30, 2020, we recorded an income tax benefit of $2.1 million for an effective rate of 5.6%. For the nine months ended September 30, 2019, we recorded a tax benefit of $2.3 million, for an effective tax rate of 4.2%. The benefit for all periods was primarily attributable to the tax benefit from the amortization of our acquisition-related deferred tax liabilities partially offset by a provision from our foreign operation and state minimum income taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2020, our principal sources of liquidity consisted of $72.3 million of cash and cash equivalents, as well as $1.0 million of restricted cash and $15.0 million of availability under our $15.0 million revolving senior credit facility (Revolving Credit Facility).
The following table presents our cash flow summary for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flow summary:
Net cash used in operating activities	$(11,684)	$(29,691)
Net cash provided by (used in) investing activities	40,797	(38,750)
Net cash provided by financing activities	20,425	1,006
Effect of foreign exchange rate fluctuations on cash and cash equivalents	86	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$49,624	$(67,440)
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
Net cash used in operating activities in the nine months ended September 30, 2020 was $11.7 million and consisted of net loss of $35.0 million, adjusted for non-cash items of $25.4 million, partially offset by a net increase in assets and liabilities of $2.1 million. Non-cash items included amortization of developed technology of $8.9 million, stock-based compensation expense of $10.4 million, depreciation and amortization of $3.0 million, lease amortization of $1.9 million, a provision for excess and obsolete inventory of $0.7 million and a variety of smaller items. The net change in assets and liabilities was primarily due to an increase in inventories of $6.8 million caused by increases in mass cytometry instruments, chips, and reagents, an increase in prepaid expenses and other assets of $2.4 million, primarily comprised of payments to vendors for our Singapore capacity expansion under the NIH Contract and prepaid insurance and a decrease in other liabilities of $0.2 million, partially offset by a decrease in accounts receivable of $1.0 million, an increase in accounts payable of $5.0 million, and an increase in deferred revenue of $1.3 million.
Net cash used in operating activities for the nine months ended September 30, 2019 was $29.7 million and consisted of net loss of $52.1 million, adjusted for non-cash items of $32.5 million, and an increase in the assets and liabilities of $10.1 million. Non-cash items primarily included a $9.0 million loss on extinguishment of debt, amortization of developed technology of $8.4 million, stock-based compensation expense of $8.3 million, amortization of debt discounts, premiums, and issuance costs of $2.1 million, depreciation and amortization of $3.5 million, and a provision for excess and obsolete inventory of $1.4 million. The net change in assets and liabilities included a decrease in other liabilities of $10.5 million, an increase in inventories of $3.7 million, and an increase in prepaid and other assets of $1.3 million, partially offset by a decrease in accounts receivable of $3.2 million, an increase in accounts payable of $0.6 million, and an increase in deferred revenue of $1.6 million.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and work force. We expect to continue to incur costs for capital expenditures to expand capacity under the NIH Contract, improve manufacturing efficiencies and strengthen information technology and network security, as well as capital expenditures incurred in moving our corporate headquarters in 2020. However, we may choose to decrease or defer certain capital expenditures and development activities, while further optimizing our organization.

Net cash provided by investing activities in the nine months ended September 30, 2020 was $40.8 million, which was mainly due to proceeds from the NIH Contract of $11.2 million, proceeds from maturities of investments of $31.8 million and proceeds from the sale of investments of $5.0 million, partially offset by the acquisition of InstruNor AS, net of cash acquired, of $5.2 million, and capital expenditures of $2.0 million to support our commercial and manufacturing operations. We expect to spend approximately $30.0 million for capital expenditures over the next two quarters for the expansion of our Singapore facility as a result of the NIH Contract, which will be offset by the proceeds of the NIH Contract.
Net cash used in investing activities in the nine months ended September 30, 2019 was $38.8 million, which consisted of purchases of investments of $52.7 million and capital expenditures of $2.0 million to support our commercial and manufacturing operations, partially offset by $16.0 million of proceeds from maturities of investments.
Net Cash Provided by Financing Activities
We generated cash from financing activities of $20.4 million during the nine months ended September 30, 2020, which was primarily due to proceeds from our ATM equity offering of $20.2 million, net of commissions, proceeds from stock issuance from the ESPP of $0.6 million, and proceeds from the exercise of stock options of $0.5 million, partially offset by payment of debt and equity issuance costs of $0.5 million, which includes costs from the 2019 Notes offering and the ATM equity offering, and payments for income tax withholding related to net share settlement of equity awards of $0.4 million.
We generated cash from financing activities of $1.0 million during the nine months ended September 30, 2019, which included $1.0 million from the exercise of stock options and $0.6 million of ESPP proceeds, partially offset by $0.6 million for income tax withholding related to net share settlement of equity awards, and payment of debt and equity issuance costs of $0.1 million.
Capital Resources
At September 30, 2020 and December 31, 2019, our working capital, excluding deferred revenues and restricted cash, was $93.3 million and $74.0 million, respectively, including cash and cash equivalents of $72.3 million and $21.7 million, respectively, and short-term investments of $37.0 million at December 31, 2019. We had no investments outstanding as of September 30, 2020.
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
In March 2020, we entered into the Sale Agreement with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through the ATM equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock, pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
On August 2, 2018, we entered into our Revolving Credit Facility with Silicon Valley Bank (SVB), with a maturity date of August 2, 2020. The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes.
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
As of September 30, 2020, total availability under the Revolving Credit Facility was $15.0 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Revolving Credit Agreement governing the Revolving Credit Facility. See Note 8 to our consolidated financial statements for more information about the Revolving Credit Facility.
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

Contractual Obligations and Commitments
Our operating lease obligations relate to leases for our current corporate headquarters and leases for manufacturing and office space for our foreign subsidiaries. Please see Note 9 to our condensed consolidated financial statements for a discussion of our lease obligations.
Other than as disclosed above, there have been no material changes during the nine months ended September 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2019.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2020, we had a foreign currency loss of $0.5 million compared to a foreign currency loss of $0.2 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $72.3 million as of September 30, 2020. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held no investments in treasury securities at September 30, 2020. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California. The complaint seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019. The litigation is in its early stages and the lead plaintiff has not yet been determined. We believe the claims alleged in the complaint lack merit and we intend to defend ourselves vigorously.
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
Risks Related to Fluidigm’s Business and Strategy
The global COVID-19 pandemic has significantly affected our business operations and could adversely impact our financial position and cash flows to an extent that is unknown and difficult to predict.
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
The COVID-19 pandemic and related governmental reactions have had, and may continue to have, a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:
•reduced demand for some of our products and services due to the impact of COVID-19 on our customers, particularly in the global academic research community;
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $64.8 million, $59.0 million, and $60.5 million during the years 2019, 2018, and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $658.7 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products.
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
We consider Agilent Technologies, Inc., Thermo Fisher Scientific Inc. (Thermo), Bio-Rad Laboratories, Inc., NanoString Technologies, Inc. (NanoString), and Agena Bioscience, Inc. to be our principal competitors in the microfluidics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors for our mass cytometry market share, and that IonPath Inc., Akoya Biosciences, Inc., and NanoString are our principal competitors for our Imaging Mass Cytometry™ market share. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.
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
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which have been impacted by the COVID-19 pandemic and may additionally be impacted by other factors—could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities because of the COVID-19 pandemic have resulted in lower than expected sales of our mass cytometry instruments. Similar reductions and delays in customer spending may result from other factors that are not within our control, such as:
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of any key member of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. For example, as part of our cost reduction program to manage the impact of the COVID-19 pandemic, we implemented temporary enterprise-wide salary reductions and delayed implementation of 2020 merit-based salary increases. Although all salaries have been restored as of the date of this filing, any reinstatement of salary reductions or any other failure to maintain competitive levels of compensation may negatively impact our ability to retain the personnel necessary to achieve our goals. We do not maintain fixed term employment contracts or significant key person life insurance with any of our employees.
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
Due to the COVID-19 pandemic, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented security controls to reduce the risk of cyberattacks and security breaches, there is no guarantee that these measures will be adequate to safeguard all systems with the increased number of employees working remotely.
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
Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020, this approval is only valid during the COVID-19 pandemic, and when the federally declared public health emergency ends, we will be required to stop commercial distribution of our test immediately unless we can obtain FDA clearance or approval for our test under a traditional regulatory pathway for in vitro diagnostics, which is lengthy and expensive.
Under section 564 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used during a public health emergency. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA will specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances exist justifying the authorization of the emergency use is terminated under Section 564(b)(2) of the Act or the EUA is revoked under Section 564(g) of the Act, after which the product must be cleared or approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product.
In August 2020, the FDA granted EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens from individuals suspected by their healthcare providers of having COVID-19. As set forth in the EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of Advanta Dx SARS-CoV-2 RT-PCR could be adversely impacted. In addition, the FDA will revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test does not meet the conditions of authorization or perform as provided in the EUA application. We cannot predict how long this EUA will remain effective. The termination or revocation of the EUA and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations. Given the uncertain nature of the COVID-19 pandemic and future legislation and regulation in this space, we can provide no assurance with respect to our ability to achieve or sustain profitability on a quarterly or annual basis.
Our contract with the National Institutes of Health (NIH) could expose us to unique risks and costs as an entity contracting with the federal government.
The NIH launched the Rapid Acceleration of Diagnostics (RADx) program to expedite development, commercialization, and implementation of technologies for COVID-19 testing to help increase testing in the United States. In July 2020, we entered into a letter contract with the NIH for a project under the RADx program. The letter contract provided access to approximately $12.2 million of the total proposed funding for the project prior to execution of a further definitive contract for the project. In September 2020, we executed a definitive contract with the NIH as an amendment to the letter contract (collectively, the NIH Contract) to expand production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. Pursuant to the terms of the NIH Contract, the funding for the project was increased by approximately $22.0 million, for a total contract value of up to approximately $34.0 million. Release of funding under the NIH Contract is based on the achievement of milestones, including expansion of our manufacturing facilities, addition of production lines, and achieving full production capacity.
There is significant competition among RADx projects, which are evaluated by experts on a rolling basis. Projects with the most potential for success are advanced to the next stage. There is no certainty that we can meet all the milestones in our NIH Contract on a timely basis, if at all. If we do not meet all the milestones, we will not be able access all $34.0 million in funding under the NIH Contract. We cannot guarantee that we will be able to access all the available funding under the NIH Contract in a timely manner, or at all. We must prioritize among many different opportunities, and we may expend our limited resources on programs that do not yield a successful or profitable product candidate and may forego other more profitable opportunities. Further, the Bayh-Dole Act applies to all NIH research and development funding granted to for-profit organizations, which requires the government to be provided a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States any subject invention throughout the world.
Factors that could materially adversely affect our revenue stemming from the NIH Contract include:
•budgetary constraints affecting U.S. government spending generally, or NIH in particular;
•changes in U.S. government or NIH fiscal policies or available funding, including due to changes in Congressional appropriations;
•changes in U.S. government or NIH programs, requirements or priorities;
•adoption of new laws or regulations;
•technological developments;
•U.S. government shutdowns, threatened shutdowns or budget delays;
•competition and consolidation in our industry; and
•general economic conditions.
These or other factors could cause NIH to reduce its funding or future activities under the NIH Contract, or to exercise its right to terminate the NIH Contract for convenience, either of which could have a material adverse effect on the revenue generated by the NIH Contract.
The NIH Contract includes certain provisions from the Federal Acquisition Regulations (FAR), some of which are customary or legally required, that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts. For example, the NIH Contract contains provisions permitting unilateral termination or modification, in whole or in part, at the convenience of the U.S. government. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example, mandatory internal control systems and policies, mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements and public disclosures of certain contract information, which may enable competitors to gain insights into our research program. If we fail to maintain compliance with these requirements, we may be subject to potential contract or False Claims Act liability and to termination of our NIH Contract:
Other examples of rights and remedies under the NIH Contract include provisions that allow NIH to:
•terminate the NIH Contract, in whole or in part, for any reason or no reason;
•unilaterally reduce or modify the government’s obligations under the NIH Contract, without our consent, including by imposing price adjustments;
•claim rights, including intellectual property rights, in or to (i) products, (ii) data, and (iii) facilities, in each case developed under the NIH Contract;
•under certain circumstances involving public health and safety, license inventions made under such agreements to third parties;
•suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under the NIH Contract;
•suspend or debar us from doing future business with the government;
•change the course of a development program in a manner that differs from the NIH Contract’s original terms or from our desired development plan, including decisions regarding our partners in the program;
•pursue civil or criminal remedies under the False Claims Act and False Statements Act; and
•control or prohibit the export of products.
Furthermore, we may be required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors in order to satisfy our contractual obligations pursuant to our agreements with the United States government. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of the NIH Contract. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract.
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
If we elect to label and promote any of our non-EUA products as medical devices, we would be required to obtain prior approval or clearance by the FDA, which would take significant time and expense and could fail to result in FDA clearance or approval for the intended uses we believe are commercially attractive.
Except for the Advanta Dx SARS-CoV-2 Assay authorized by the FDA under an EUA granted in August 2020, our other products are currently labeled, promoted and sold to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, contract research organizations, and biopharmaceutical, biotechnology, and plant and animal research companies as “research use only” (RUO), and are not designed, or intended to be used, for clinical diagnostic tests or as medical devices as currently marketed. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
We are currently registered with the FDA as a medical device manufacturer, with the reagents for the Advanta Dx SARS-CoV-2 Assay listed as our sole medical device product. As noted in the issued EUA for the Advanta Dx SARS-CoV-2 Assay, the FDA has waived certain quality system requirements under 21 CFR Part 820 for the duration of the EUA. We may in the future list some of our other products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment if we pursue clinical applications for such equipment. While this regulatory classification is generally exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (QSRs), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. If we do not comply with all the requirements of the EUA or the normal regulatory requirements for any of our medical device products, including additional regulatory requirements that would apply to the Advanta Dx SARS-CoV-2 Assay after the expiration or termination of the EUA, we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions, any of which may adversely impact our business, financial condition and results of operations. Compliance with additional or changing regulatory requirements can be time-consuming and costly.
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
In addition, we could decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we need to comply with the In Vitro Diagnostic Directive 98/79/EC and transition to the In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with an application date of May 26, 2022. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
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
Recently, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President’s direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidances and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act, or the PREP Act. Following this HHS announcement, the FDA announced in October 2020 that it will no longer review EUA requests for COVID-19 LDTs at this time and will continue to prioritize review of EUA requests for point-of-care tests, home collection tests, at-home tests, tests that reduce reliance on test supplies, and high-throughput tests that are widely distributed. While these actions by HHS and the FDA are expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers. Such measures may compel the FDA to formalize earlier enforcement discretionary policies and informal guidances through notice-and-comment rulemaking. HHS’s rescission policy and the FDA’s position with respect to EUAs in the short-term or LDTs in general in the long-term may also change over time. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers.
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
As of September 30, 2020, we had approximately $151.5 million of goodwill and net intangible assets, including approximately $106.5 million of goodwill and $45.2 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets. In the fourth quarter of 2019, we concluded that certain of our patents and licenses were impaired and reduced the applicable carrying value to zero, recognizing a charge of $0.4 million, which is reflected in accumulated amortization.
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
To the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. We have a Sale Agreement with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an ATM equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold approximately 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million. If we raise additional funds by issuing equity securities, either under the ATM program or otherwise, our stockholders may experience dilution. Debt financing in addition to the Revolving Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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
We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to continue to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. We have experienced significant changes in our sales organization in the past year due to reorganizations and changes in leadership. In addition, as part of our cost reduction program to manage the impact of the COVID-19 pandemic, we implemented temporary enterprise-wide salary reductions, including with respect to our sales and marketing employees. Although all salaries have been restored to prior levels as of the date of this filing, any reinstatement of salary reductions or any other failure to maintain competitive levels of compensation may negatively impact our ability to maintain the skilled sales and marketing force necessary to support our business activities. As a result, our future success will depend largely on our ability to retain and motivate such personnel. Because competition for such employees is intense, we can provide no assurance that we will be able to retain them on favorable or commercially reasonable terms, if at all. Failure to attract and retain our current personnel or to build an efficient and effective sales and marketing force would negatively impact sales of our products and reduce our revenue and profitability.
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
We have significant outstanding convertible debt. As of September 30, 2020, we had outstanding $1.1 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes. If we undergo a fundamental change (as defined in the terms of the indenture governing either the 2014 Notes or the 2019 Notes (collectively, the Convertible Notes)), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance the debt owed under the 2014 Notes or 2019 Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
Litigation may be necessary for us to enforce our patent and proprietary rights, determine the scope, coverage, and validity of others’ proprietary rights, and/or defend against third-party claims of intellectual property infringement against us as well as against our suppliers, distributors, customers, and other entities with which we do business. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our product margins or financial position. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
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
Our customers have been sued for various claims of intellectual property infringement in the past, and we expect that our customers will be involved in additional litigation in the future. In particular, our customers may become subject to lawsuits claiming that their use of our products infringes third-party patent rights, and we could become subject to claims that we contributed to or induced our customer’s infringement. In addition, our agreements with some of our suppliers, distributors, customers, and other entities with which we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers or other institutions or third parties with which such employees may have been previously affiliated.
Many of our employees were previously employed at universities or other life science or plant and animal research companies, including our competitors or potential competitors. In the future, we may become subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with which our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. For example, we were a defendant in litigation brought against us and one of our non-executive employees by Thermo alleging, among other claims, misappropriation of proprietary information and breach of contractual and fiduciary obligations. While we resolved our dispute with Thermo in July 2017, if we fail in defending against similar claims brought in the future, we could be subject to injunctive relief against us. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss of or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against any similar claims brought in the future, litigation could result in substantial costs and be a distraction to management.
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
The stock market in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. As discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q, a class action securities lawsuit against us is currently pending. While we are continuing to defend such action vigorously, the defense of this action and any additional actions can be costly, divert the time and attention of our management, and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1*	Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 28, 2020.	Filed herewith
10.2*	Second Amended and Restated License Agreement between California Institute of Technology and the registrant effective as of May 1, 2004.	Filed herewith
10.2A*	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement between California Institute of Technology and the registrant effective as of May 1, 2004.	Filed herewith
10.3*	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	Filed herewith
10.3A*	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	Filed herewith
10.4*	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	Filed herewith
10.5*	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	Filed herewith
10.6*	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: November 6, 2020	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: November 6, 2020	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer