Form 10-K
period 2020-12-31
FLUIDIGM CORP
filed 2021-02-25
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $282,343,691, based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of January 31, 2021, there were 74,546,957 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2021, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

Fluidigm Corporation
Fiscal Year 2020
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

PART I
ITEM 1. BUSINESS
Overview
Fluidigm improves life by driving meaningful insights in health and disease. Our innovative technologies explore the biological complexities of disease to advance human health through research, diagnostics and clinical applications. We create, manufacture, and market a range of products and services, including instruments, consumables, reagents and software that are used by researchers and clinical labs worldwide. Our customers are leading academic and government laboratories, as well as pharmaceutical, biotechnology, plant and animal research organizations, and clinical laboratories worldwide. Together with our customers, we strive to increase the quality of life for all.
Our mass cytometry Helios™ system deeply profiles cell phenotype and function. Referenced by more than one thousand peer-reviewed publications around the world, mass cytometry has set a new standard in human immune profiling. Transforming biological imaging, our Hyperion™ Imaging System enables highly multiplexed protein biomarker detection in tissues and tumors while still preserving tissue architecture and cellular morphology information using Imaging Mass Cytometry™ (IMC™).
Our microfluidic systems complement our mass cytometry offerings by providing highly scalable and automated workflows for quantitative polymerase chain reaction (PCR), gene expression, copy number variation analysis, and next-generation sequencing (NGS) library preparation. Used to detect somatic and genomic variations from a range of different sample types, these automated systems provide the cost efficiencies, flexibility and proven analytical performance that customers need to meet the increasing demands of molecular biomarker analysis for diagnostics and research applications.
Market Opportunity
We believe that we have large, multi-billion-dollar market opportunities for our products. We are a leader in the high-growth cytometry market for high parameter applications and high-plex imaging. Through our work with outside consultants and internal market analysis, we believe that the current potential market for mass cytometry high-parameter applications and addressable markets for spatial imaging is just under $1 billion, but expected to be approximately $3 billion by 2025, growing at a compound annual growth rate of approximately 27% over the next five years. We believe we will gain greater access to this market as use of our products expands beyond research to translational and clinical use.
For our microfluidics products, our work with outside consultants and market analysis reflect a large potential respiratory and COVID-19 molecular diagnostics market opportunity. We believe that our differentiated PCR microfluidics products are well-suited to serve the needs of the diagnostics market and our participation in COVID-19 testing provides an entry point for Fluidigm to build a long-term durable diagnostics business. The current markets for our products address a broad range of biological analysis approaches, including the genome, proteome, transcriptome, epigenome and microbiome used by academic life science research customers, as well as applied markets customers, including diagnostic and clinical research laboratories, biopharmaceutical companies, biorepositories and agricultural biotechnology entities. Our markets are increasingly looking to study data sets spanning these approaches in a concerted manner to reveal, understand, and address the biological complexities of disease.
Strategy
Key elements of our strategy include:
Offering innovative, differentiated products to researchers based on our mass cytometry and microfluidic technologies.
•Mass cytometry is a leading, highly multiplexed solution to analyze many cell-surface and intracellular proteins simultaneously in cell suspensions including blood and disassociated tissues. Our products enable innovative methods to characterize cells and other sample types not commonly achieved with other conventional technologies.
•IMC™ is a pioneering technology allowing for highly multiplexed imaging to understand the composition of tissue microenvironments at a subcellular 1-micron resolution. Together with Mass Cytometry, these products provide researchers the capabilities to gain deeper insights into immune function.

•Our microfluidic technologies enable a scalable and sensitive solution in fields requiring high-throughput molecular biomarker analysis, whether it be for the analysis of gene expression profiles, genotyping, analysis of proteomic biomarkers, or library preparation in advance of gene sequencing.
•With the COVID-19 pandemic, key aspects of our microfluidic technologies make such technologies competitive in the global COVID-19 testing market. This has created a new market opportunity that has been incorporated in our 2021 strategy.
Expanding addressable markets through assay content development, workflow efficiency, software improvements, desirable strategic partnerships and inorganic growth opportunities.
Our strategy is to provide expanded and enhanced applications, workflows and analytics to allow our customers better productivity, increasing the value of our mass cytometry and microfluidics product lines.
•In response to the need for testing to detect SARS-CoV-2, we developed our Advanta Dx SARS-CoV-2 RT-PCR Assay for use by authorized laboratories with Fluidigm microfluidics instruments. We received U.S. Food and Drug Administration (FDA) Emergency Use Authorization (EUA) for this assay in August 2020, and we also supported customer efforts to develop their own laboratory developed tests and respiratory panels using our microfluidics-based products.
•Our customers have been using our award winning sample-to-answer workflow for comprehensive human immune profiling, for use with our Helios system, has played an important role in immune profiling of COVID-19 patient samples. Our spatial imaging mass cytometry capabilities are also used for immune profiling of lung tissue samples that may inform research and development of new treatment approaches for COVID-19. This workflow and our products are already being used by our customers in ongoing research for cancer, chronic inflammatory conditions, autoimmune and infectious diseases with inclusion in over 1,380 publications and use in 127 clinical trials as of December 31, 2020.
•We have collaborated with industry partners to enable workflows and software for both the Helios and Hyperion systems. In 2020, we also launched our Therapeutic Insights Services and opened a Japan service lab, expanding accessibility of sample-to-answer mass cytometry and Imaging Mass Cytometry services for a broad range of translational and clinical research needs.
•We have leveraged both in-house development as well as externally partnered solutions to drive new applications and sample-to-answer functionality across all our platforms. In 2020, we developed and collaborated with strategic partners to build our applications, software and assays on our microfluidic platforms for diagnostics, as well as gene expression, genotyping and sequencing library preparations.
In 2020:
•We executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The project encompasses expanding our production capacity and throughput capabilities for COVID-19 tests, with funding of up to $34.0 million upon achievement of certain milestones.
•We expanded an existing collaboration with Icahn School of Medicine at Mount Sinai to include COVID-19-related diagnostics and research work. This study is being funded by the U.S. Department of Defense.
•We entered into an original equipment manufacturer (OEM) development agreement with a customer to develop products based on our microfluidics technology with payments of up to $11.7 million during the development stage, with some of these payments recognized in 2020.
Products
We market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including integrated fluidic circuits (IFCs), assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Mass Cytometry

Analytical Systems:

Helios™, a CyTOF system	The Helios mass cytometry system performs high-parameter (>50) single-cell analysis using antibodies conjugated to metal isotopes.	Mass Cytometry

Hyperion™ Imaging System	The Hyperion Imaging System brings together imaging capability with proven high-parameter CyTOF technology to enable the simultaneous detection of up to 38 protein markers in the spatial context of the tissue microenvironment.	Imaging Mass Cytometry

Hyperion™ Tissue Imager	The Hyperion Tissue Imager scans tissues at 1 micron resolution. It can be purchased as an upgrade for the Helios system to enable imaging capability, then referred to as Hyperion Imaging System.	Imaging Mass Cytometry

Flow Conductor	Flow Conductor is an integrated sample preparation system for flow or mass cytometry assays.	Mass Cytometry

Assays and Reagents:

Maxpar® Reagents	Maxpar® reagents are included in multiple product lines addressing needs in functional and phenotypic profiling of single cells, as well as nucleic acid detection. The product lines include more than 800 pre-conjugated antibodies, application-specific kits, and custom antibody labeling services.	Mass Cytometry and Imaging Mass Cytometry

Maxpar Human Immune Monitoring Panel Kit and Workflow	The kit contains 29 pre-titrated antibodies designed and optimized for deep immune profiling of human peripheral blood mononuclear cells. Enables identification and characterization of key immune cell populations. The workflow includes protocol and data analysis.	Mass Cytometry

Maxpar Direct Immune Profiling Assay
The assay enables identification and characterization of 37 immune cell populations with automated software. The kit contains 30 pre-titrated antibodies provided in a dry single-tube format and is also compatible with additional expansion panels focusing on specific cell populations.
Mass Cytometry

Maxpar IMC Panel Kits for Immuno-oncology	Contains a mix of non-overlapping metal-conjugated antibodies to deeply profile tumor-infiltrating lymphocytes, immune cell activation states or tissue architecture. These new panels can be easily mixed and matched or combined as an 18-marker panel to broadly profile immune infiltrates.	Mass Cytometry
Software:

CyTOF Software v7.0	Streamlines the selection and acquisition of multiple Regions of Interest (ROI) from each slide.	Mass Cytometry

Product	Product Description	Applications
Microfluidics

Preparatory Instruments:

Juno System
An integrated system that automates the preparation of RNA-seq and amplicon-based libraries for next-generation sequencing (NGS). Additionally, Juno automates microfluidic-based PCR workflows by processing IFCs prior to analysis on Biomark HD or EP1 platforms.
Library preparation for RNA-seq and targeted NGS. PCR applications include sequence detection, sample identification, genotyping, gene expression, and real-time digital PCR

Analytical Instruments:

Biomark HD System	Real-time PCR analytical instrument for microfluidics-based workflows using Fluidigm IFCs.	Sequence detection, sample identification, genotyping, gene expression, and real-time digital PCR Expression

EP1 System	End-point PCR analytical instrument for microfluidics-based workflows using Fluidigm IFCs.	Genotyping, sample identification, and digital PCR

Integrated Fluidic Circuits (IFCs):

Library Preparation (LP) IFCs	LP and 48.Atlas IFCs for NGS LP supporting RNA-Seq and targeted amplicon-based sequencing.	Library preparation for RNA-seq and targeted NGS

Juno Genotyping IFC	IFC that incorporates preamplification for genotyping of 96 samples and 96 markers in a single run.	Genotyping, sample identification

Dynamic Array IFCs	IFCs based on matrix architecture, allowing users to (i) individually assay up to 24 samples against up to 192 assays, (ii) individually assay up to 48 samples against up to 48 assays, (iii) individually assay up to 96 samples against up to 96 assays, or (iv) individually assay up to 192 samples against up to 24 assays.	Real-time and end-point PCR; Sequence detection, sample identification, genotyping, gene expression, and real-time digital PCR

Digital Array IFCs	IFCs based on partitioning architecture allowing users to (i) individually assay up to 12 samples or panels across 765 chambers, or to (ii) individually assay up to 48 samples across 770 chambers per IFC.	Real-time and end-point digital PCR, Copy Number Variation and variant detection

Flex Six IFC	IFC that incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs.	Gene Expression and SNP Genotyping

Assays and Reagents:

Advanta RNA-Seq NGS Library Prep Kit	Integrated solution for automated NGS library prep. Used with the Juno system with the Advanta RNA-Seq reagents and 48.Atlas IFCs, supports simultaneous processing of up to 48 total RNA samples.	RNA-seq library preparation for NGS

Product	Product Description	Applications
Advanta™ Dx SARS-CoV-2 RT-PCR Assay	qPCR-based test that takes advantage of Fluidigm proprietary microfluidics technology and the Juno™ and Biomark™ HD systems.	Enables reliable, high-capacity testing of saliva samples from patients suspected by their health care providers of COVID-19 (coronavirus) infection to support diagnostic decision making

Delta Gene and SNP Type Assays	Custom designed assays targeted to genomic regions of interest for genotyping and gene expression.	Gene Expression, Single-Cell Targeted Gene Expression, SNP Genotyping

Access Array Target-Specific Primers and Targeted Sequencing Prep Primers	Custom designed assays for NGS library preparation using Access Array chemistry on the Access Array or Juno systems.	Library preparation for targeted NGS

Targeted DNA Seq Library Assays	Custom designed assays for NGS library preparation using Targeted DNA Sequencing Library Preparation chemistry on the Juno systems.	Library preparation for targeted NGS

Single Cell Microfluidics

Preparatory Instrument:

C1 System	Sample preparation system that rapidly and reliably isolates and processes individual cells for genomic analysis.	Single-Cell NGS library preparation for RNA sequencing including full-length, end-counting, and total RNA applications; single-cell targeted gene expression by real-time PCR including microRNA analysis; single-cell epigenetics and multi-omic applications including ATAC-seq and REAP-Seq (RNA and Protein); single-cell NGS library preparation for DNA sequencing including targeted, whole exome and whole genome applications

Preparatory Analytical Instruments:

C1 IFCs	IFCs that capture up to 800 cells between 5-25 microns in diameter and then automatically process the cells for a variety of genomic analysis using thermal and pneumatic controls at nanoliter scale.	Single-Cell NGS library preparation for RNA sequencing including full-length, end-counting, and total RNA applications; single-cell targeted gene expression by real-time PCR including microRNA analysis; single-cell epigenetics and multi-omic applications including ATAC-seq and REAP-Seq (RNA and Protein); single-cell NGS library preparation for DNA sequencing including targeted, whole exome and whole genome applications
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
Instrumentation and Software
Our mass cytometry instrumentation technology includes a custom-designed inductively coupled plasma ion source, ion-optical and vacuum systems, and instrument control electronics. With our Helios system, individual cells are atomized, ionized, and extracted. A time-of-flight mass analyzer separates atomic ions of different mass-to-charge ratios, providing information on temporal distribution of ions. The Hyperion Imaging System combines mass cytometry technology with imaging capability to enable simultaneous interrogation of up to 38 protein markers in the spatial context of the tissue microenvironment. Our systems have the ability to utilize up to 135 channels to detect additional parameters to meet future market needs. Lastly, our Flow Conductor sample preparation system provides sample preparation capabilities for both flow and mass cytometry assays. The Flow Conductor system can process up to 100 antibodies at a time and simultaneously stain and prepare up to 18 specimens.
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
We also offer specialized software to manage and analyze the unusually large amounts of data produced by our systems. We offer Fluidigm Cytobank, our cloud-based platform of analytical tools, FCS Express7 Flow, and Maxpar Pathsetter data analysis packages for use with the Helios system. For our Imaging Mass Cytometry platform, Hyperion, we offer various state of the art software packages to enable data analysis from basic to translational research: CyTOF Software 7.0, MCD Viewer, histoCAT, Visiopharm Phenomap and Indica Lab Halo. Our bioinformatic toolset, the Singular software, facilitates the analysis and visualization of single-cell gene expression data. More recently, we extended the scope of the toolset to include DNA analysis tools. We also developed the C1 Script Builder software to enable customers to take full advantage of the flexibility of C1 IFC architecture by allowing them to program their own control scripts for the C1 system.
Assays and Reagents
We manufacture over 800 metal-conjugated antibodies for use with our mass cytometry and Imaging Mass Cytometry instruments to allow detection of up to approximately 44 protein targets simultaneously in a single cell for a total of more than 50 detected cellular parameters. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.
Our Delta Gene and single nucleotide polymorphism type (SNP Type) assay products consist of assay design and custom content delivery systems for gene expression and genotyping, respectively. These offerings provide low-cost alternatives to other available chemistries and allow customers to use IFCs in more flexible ways. PCR assay reagents need to be specific to the gene targets of interest but the process of designing a set of assays may delay the implementation experiments or require the use of expensive pre-designed assays. We have developed a process to provide customers with validated assays for their targets of interest.

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
There are several forms of genetic analysis in use today, including genotyping, gene expression analysis and NGS:
•Genotyping involves the analysis of DNA variations across individual genomes. There are multiple forms of variants, including single nucleotide polymorphism (SNPs), insertion-deletions and copy number variation. A common application of genotyping focuses on analyzing SNPs to determine whether a SNP or group of SNPs are associated with a particular genetic trait, such as propensity for a disease.
•Gene expression analysis involves measuring the levels of particular ribonucleic acid sequences known as messenger RNAs (mRNAs), which have been transcribed from genes. Determining these levels is important because mRNAs are often translated by the cell into proteins and may affect the activity of the cell or the larger organism.
•NGS is a process by which researchers are able to determine the particular order of nucleotide bases that comprise all or a portion of a particular gene or genome (in the case of DNA sequencing) or gene transcript or sample transcriptome (in the case of RNA sequencing). NGS is routinely used for studies across the research continuum including basic research, biomarker discovery, translational research, and clinical research.
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
Proteomics
Another focus within life science research is single cell protein analysis, the study of proteins and their structures and functions. Proteins perform a vast array of functions within living organisms, including catalyzing metabolic reactions, replicating DNA, signaling response to stimuli and transporting molecules from one location to another. The proteome varies and is dynamic. Every cell in an individual organism has the same set of genes, but the set of proteins produced in different tissues differ from one another and are dependent on gene expression. Protein analysis is required to profile and understand cellular function as well as the interaction in tissues and other complex microenvironments.
There are several forms of high-throughput protein analysis in use today, including mass spectrometry, traditional flow cytometry, immunohistochemistry and both suspension and Imaging Mass Cytometry.
•Mass spectrometry is an analytical chemistry technique that measures the mass-to-charge ratio in molecules using external electric and magnetic fields. Mass spectrometry techniques are limited to bulk samples and provide an understanding of global protein dynamics on a tissue or organism level, but do not, by themselves, enable researchers to analyze data at a single cell level.
•Traditional flow cytometry utilizes a suspension of cells in a stream of fluid and passes them through an electronic detection apparatus to allow simultaneous multi-parameter analysis of the physical and chemical characteristics of up to thousands of cells per second. Although traditional flow cytometry technologies are high-throughput with single-cell analysis capabilities, a key limitation is the use of fluorescent dyes to label antibodies for detection. These fluorescent labels have emission spectra that typically overlap, making it challenging to optimize reagents to analyze many protein markers at once. In general, the number of protein targets for conventional flow cytometry is less than about 10 with significant reagent optimization often involved.
•Immunohistochemistry is a method by which cells in a tissue section are stained with antibodies and then imaged with a conventional or fluorescent microscope. Antibodies selected to bind to proteins of interest can be conjugated with either chromogenic or fluorescent labels, allowing cellular proteins to be visualized in spatial context. Immunohistochemistry is used broadly throughout the life sciences industry, and in clinical research to better understand the characteristics and relationship of cancerous versus normal cells in biopsy tissue. In general, the number of simultaneously imageable proteins is less than five, with researchers only able to achieve a higher-

parameter resolution using serial sections (several adjacent sections of the same tissue) or other highly laborious, more serial staining methods.
•Suspension mass cytometry is similar to traditional flow cytometry but is based primarily on antibodies using heavy metal isotope labels rather than fluorescent labels for detection of proteins, enabling the significant expansion of the number of parameters analyzed per individual cell versus conventional flow cytometry technologies, as well as providing superior data quality. With high-throughput, single-cell analysis capabilities and the ability to analyze more protein markers per individual cell, researchers have more granular information, which allows them to identify and characterize even finer subpopulations of cells.
•Imaging mass cytometry is similar to immunohistochemistry, but is also based primarily on antibodies using heavy metal isotope labels rather than fluorescent or chromogenic labels for detection of proteins. This method enables a significant expansion of the number of parameters simultaneously analyzed per tissue section rather than in adjacent sections or via serial staining protocols.
Customers
With the exception of our Advanta™ Dx SARS-CoV-2 RT-PCR Assay (Rx Only), which is for In Vitro Diagnostic use under Emergency Use Authorization (EUA) and CE-IVD, being performed on our instruments, we sell our instruments for research use only to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for 2020, 2019, or 2018.
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
Manufacturing
Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our IFCs and manages production of our microfluidics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada.
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

The largest component of our current research and development effort is in the areas of new products, new applications and new content. In the area of mass cytometry, we developed an initial prototype Imaging Mass Cytometry instrument in 2016, and successfully launched the commercial Hyperion Imaging System in October 2017. The Hyperion Imaging System provides spatial resolution of protein expression in complex tissue samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of up to 38 proteins. We also developed metal-labeled antibodies compatible with formalin fixed paraffin embedded tissue samples, to be used with the Hyperion Imaging System. We also invest significantly in research and development efforts to expand our microfluidics applications. For example, we continue to develop and commercialize various panel sets for cancer research for use with our systems. In 2017, we successfully launched the Advanta™ Immuno-Oncology Gene Expression Assay, which is a 170-gene expression qPCR assay that enables profiling of tumor immunobiology and new biomarker identification. In 2019, we launched the Advanta™ RNA-Seq NGS Library Prep Kit. Designed to drive significant improvement in the RNA-seq workflow, the Advanta RNA-Seq NGS Library Prep Kit together with the Juno™ system delivers an integrated solution for automated, cost-efficient NGS library prep. In 2020, we expanded our microfluidics franchise to develop products for the COVID-19 testing marketplace. We launched the AdvantaDx SARS-CoV-2 RT-PCR assay. In addition, we secured significant development partnerships, including for development of OEM systems using our microfluidics technology.
In 2019, we launched the Maxpar Direct Immune Profiling Assay, a sample-to-answer workflow for comprehensive human immune profiling for use with our Helios system, that puts pre-titrated antibodies in dry format in a single tube, with automated software that provides data analysis in as few as five minutes. This assay is reproducible from site-to-site and lot-to-lot, which is important for translational and pharma/biotech research work. We have collaborated with industry partners to enable workflows and software for both the Helios and Hyperion systems. Also in 2019, we added seven new metal antibody labels, becoming the first company to enable 50-plex cytometry panels, and launched three Imaging Mass Cytometry panel kits as well as CyTOF Software v7.0, an updated CyTOF software application.
The second component of our research and development effort is to continuously develop new manufacturing processes and test methods to drive down manufacturing costs, increase manufacturing throughput, widen fabrication process capability, and support new microfluidic devices and designs.
Our research and development expenses were $36.5 million, $31.6 million and $30.0 million in 2020, 2019, and 2018 respectively.
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
We compete with both established and development stage life science companies that design, manufacture, and market instruments for gene expression analysis, genotyping, other nucleic acid detection, protein expression analysis, imaging, and additional applications. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science markets. Many of our competitors enjoy several competitive advantages over us, including significantly greater name recognition; greater financial and human resources; broader product lines and product packages; larger sales forces and e-commerce channels; larger and more geographically dispersed customer support organization; substantial intellectual property portfolios; larger and more established customer bases and relationships; greater resources dedicated to marketing efforts; better established and larger scale manufacturing capability; and greater resources and longer experience in research and development. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
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

Intellectual Property
Patents
We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2020, we owned or licensed more than 440 patents and we had approximately 140 pending patent applications worldwide. Our patents have expiration dates ranging up to 2037.
License Agreements
We have entered into licenses for technologies from various companies and academic institutions.
Microfluidic Technologies. Our core microfluidics technology originated at the California Institute of Technology (Caltech) in the laboratory of Professor Stephen Quake, who is a co-founder of Fluidigm. We license microfluidics technology from Caltech, Harvard University, and Caliper Life Sciences, Inc. (Caliper), now a PerkinElmer company.
•We exclusively license from Caltech relevant patent filings relating to developed technologies that enable the production of specialized valves and pumps capable of controlling fluid flow at nanoliter volumes. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country. The U.S. issued patents we have licensed from Caltech expire between now and 2030.
•We have entered into a co-exclusive license agreement with Harvard University for the license of relevant patent filings relating to microfluidic technology. The license agreement will terminate with the last-to-expire of the licensed patents. The U.S. issued patents we have licensed from Harvard University expire between now and 2027.
Mass Cytometry. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the Original License Agreement) between Fluidigm Canada Inc. (Fluidigm Canada), and PerkinElmer Health Sciences, Inc. (PerkinElmer). Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of inductively coupled plasma (ICP) -based mass cytometry, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. In November 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in December 2025, unless earlier terminated pursuant to the terms of the license agreement.
InstruNor AS. In January 2020, we completed the acquisition of InstruNor AS (InstruNor) for $7.2 million, including $5.2 million in cash and $2.0 million in stock. InstruNor provides automated sample preparation solutions for mass cytometry and flow cytometry instrument markets and is now part of Fluidigm’s mass cytometry business. Included in this acquisition were certain intellectual property portfolio assets comprising patents and/or patent applications directed to various aspects of automated cell pretreatment instruments. The putative patent expiration dates for this patent portfolio begin in March 2033.
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

Government Regulation
Under section 564 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used during a public health emergency. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA will specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances exist justifying the authorization of the emergency use is terminated under Section 564(b)(2) of the FD&C Act or the EUA is revoked under Section 564(g) of the FD&C Act, after which the product must be cleared or approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product.
In August 2020, the FDA granted an EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens from individuals suspected by their healthcare providers of having COVID-19. As set forth in the EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our Advanta Dx SARS-CoV-2 RT-PCR Assay could be adversely impacted. In addition, the FDA will revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test does not meet the conditions of authorization or perform as provided in the EUA application. We cannot predict how long this EUA will remain effective. The termination or revocation of the EUA and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations. Given the uncertain nature of the COVID-19 pandemic and future legislation and regulation in this space, we can provide no assurance with respect to our ability to achieve or sustain profitability on a quarterly or annual basis.
Except for the Advanta Dx SARS-CoV-2 RT-PCR Assay authorized by the FDA under the EUA granted in August 2020, all of our other products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled, “For research use only. Not for use in diagnostic procedures.” Accordingly, they are not subject to pre- and post-market controls for medical devices by the FDA. The FDA regulations require that research use only products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” or RUO products.
In November 2013, the FDA issued a final guidance document stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we wish to label and market our products for use in performing clinical diagnostics, thus subjecting them to regulation by the FDA under pre-market and post-market control as medical devices, unless an exemption applies, we would be required to obtain either prior 510(k) clearance or prior pre-market approval (PMA) from the FDA before commercializing the product. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a pre-market notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FD&C Act. This process, known as 510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which pre-market approval applications (PMAs) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most class I devices are exempted from this 510(k) premarket submission requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain pre-market clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.
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
Geographic Area Information
During the last three years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States equaled $66.2 million, or 48% of our total revenue, in 2020, compared to $73.9 million, or 63% of our total revenue, in 2019, and $64.8 million, or 57% of our total revenue, in 2018. The majority of our long-lived assets are located within the United States, in Singapore and in Canada. Please see Note 6 and Note 16 to our audited consolidated financial statements for additional information regarding geographic areas.

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
Human Resource Capital
Our team members share our commitment to improving the human condition and, in turn, Fluidigm strives to create an environment where our people can do their best work. We know that our employees, who supply the ideas, energy, and innovation that powers our business, are our most valued assets.
We are a values-driven organization. We believe strong shared values are essential for Fluidigm to evolve and grow and to be successful for the long-term. Our values inform our relationships with customers, suppliers, investors and each other. They ensure that we model respect and inclusiveness in our words and actions. Our core values, conceived and developed by our employees, define us when we are at our best and guide us in all that we do. Our core values are to:
•Create what customers need next
•Drive to make a difference
•Collaborate and learn
•Step up
A Growing Global Workforce
As of December 31, 2020, Fluidigm had 627 employees worldwide, 44% of whom were female. In the United States, 35% of our employees were female as of December 31, 2020. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.
The table below provides an overview of our employees by function, geographic location, and gender as of December 31, 2020:

	United States	Canada	Singapore	Other	Total	Male	Female	Total
Manufacturing	16	79	88	—	183	87	96	183
Research and Development	41	65	16	1	123	81	42	123
Sales and Marketing	93	29	7	85	214	129	85	214
General and Administration	59	17	27	4	107	51	56	107
Total	209	190	138	90	627	348	279	627
Employee Safety and COVID-19
Employee safety has always been paramount at Fluidigm, a commitment very much in evidence as we continue to navigate the challenges of the COVID-19 pandemic. At the outset of the crisis, we tasked a global, interdisciplinary team of leaders in environmental health and safety, human resources, facilities and information technology to develop guidelines and processes for new health and well-being protocols. Also developed were new practices for cross-functional, remote teamwork, operating disciplines and training programs.

To keep our employees safe, we provide to those who can work remotely the tools and resources to do so. Our pivot to remote work has been successful, with employees taking advantage of our technology resources. Essential work continues not only at our facilities and labs, but also every day in home offices, living rooms, kitchens and spare rooms, made possible by our IT systems and the collective commitment of our people. Many of our employees have worked on-site in labs and other facilities throughout the pandemic, and we have adopted a range of protocols and practices to keep them safe.
We have empowered each Fluidigm business location to adopt health and safety recommendations that address local requirements, and we have made site-specific COVID-19 prevention plans readily available for all our employees. In addition, we provide team members practical recommendations based on guidelines from the Centers for Disease Control and Prevention, the World Health Organization, the U.S. Department of Health and Human Services, the Occupational Safety and Health Administration, and other regional government entities. We are committed to updating these recommendations and communicating new pertinent information when available.
Each Fluidigm site will determine how and when more people return, based on site-specific factors related to health and safety, the needs of the business and each individual’s ability to work remotely versus needing to be onsite. We are prepared to be flexible as new information becomes available or as conditions change. As we consider a return to the workplace for more people, safety is our priority.
Compensation and Benefits
The primary goal of our compensation program is to ensure that we attract, hire, and retain talented and highly skilled team members who are motivated to achieve or exceed our corporate goals.
We offer competitive total reward packages comprising various elements including market-driven base pay, short- and long-term incentives in the form of performance-based cash and equity, as well as comprehensive health and welfare benefits that include medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, as well as our 401(k) or comparable non-U.S. retirement plans, subject to applicable law. We also provide vacation and other paid holidays to all employees at levels that we believe are comparable to those provided at peer companies.
Our intention is to align our compensation practices with the changing marketplace, working to exceed our peer competitors. By doing so, we strive to provide incentives to our team members to achieve short- and long-term business goals, ensuring they feel rewarded for their performance and contributions.
Professional Development
In addition to providing attractive and competitive total rewards packages, Fluidigm believes in fostering individual and organizational effectiveness by offering our team members a variety of professional development programs. These programs are designed to:
•inform, educate, and inspire our people to reach their professional goals;
•provide professional growth opportunities in different, easily accessible ways to accommodate diverse learning styles, including via classroom/live instructor-led trainings, online/e-learning modules, webinar/virtual trainings, blended learning, and professional coaching;
•provide individuals and the organization with the knowledge and skills to respond effectively to customer needs as well as current and future business demands; and
•provide ongoing support to the organization’s development efforts.
Our culture is one that actively supports participation in learning activities and the application of new knowledge and skills on the job. As such, we strive to create a work environment that both challenges and supports all our team members to do their best work.
Diversity and Inclusion
At Fluidigm, our commitment to diversity, inclusion and equity is woven into our values and the belief that our global company is strongest when we embrace the full spectrum of humanity, regardless of what we look like, where we come from, or who we love. As an equal opportunity workplace and affirmative action employer, our ongoing commitment is to recruit and reward team members based on capability and performance—regardless of race, color, gender, sexual orientation, gender identity or expression, lifestyle, genetic information, marital status, pregnancy, educational background, national origin, religion, veteran status, physical ability, or any legally protected status. As Fluidigm evolves, we will continue to work together on building an inclusive and diverse culture that empowers all of us to connect, belong, and grow.

Corporate and Available Information
We were incorporated in California in May 1999 as Mycometrix Corporation, changed our name to Fluidigm Corporation in April 2001, and reincorporated in Delaware in July 2007. Our principal executive offices are located at Two Tower Place, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.fluidigm.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations page of our website located at http://investors.fluidigm.com. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, global sociopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations, or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.
Summary of Risk Factors
Risks Related to our Business, Industry, and Strategy
•The COVID-19 pandemic has significantly affected our business operations.
•Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year, and may not be consistent with market expectations.
•We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.
•The life science markets are highly competitive and subject to rapid technological change.
•If our research and product development efforts do not result in commercially viable products within anticipated timelines, if at all, our business and results of operations will be adversely affected.
•Market opportunities may not develop as quickly as we expect, limiting our ability to successfully sell our products.
•Our future success is dependent upon our ability to expand our customer base and introduce new applications.
•If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
•We may not be able to develop new products or enhance the capabilities of our existing systems.
•Our business growth strategy involves the potential for significant acquisitions.
•Our efficiency and cost-savings initiatives could be disruptive to our operations.
•Implementation of a company-wide enterprise resource planning (ERP) system could adversely affect our business.
Risks Related to Operations and Reliance on Third Parties
•We may experience development or manufacturing problems or delays.
•Our business depends on research and development spending levels of our customers.
•If one or more of our manufacturing facilities become unavailable or inoperable, we will be unable to continue manufacturing our instruments, IFCs, assays and/or reagents.
•Disruption of our manufacturing facilities or other operations, or in the operations of our customers or business partners, could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers.
•Any disruption or delay in the shipping or off-loading of our products may have an adverse effect on our financial condition and results of operations.
•We are dependent on single and sole source suppliers for some of the components and materials used in our products.
•Our business operations depend upon the continuing efforts of our management team and other key employees.
•Security breaches, loss of data, cyberattacks, and other IT failures could adversely affect our business.
•To use our analytical systems, customers typically need to purchase specialized reagents.
•Our distribution capabilities and direct sales, field support, and marketing forces must be sufficient to meet our customers’ needs.
Risks Related to Quality and the Regulatory Environment
•Our products could have defects or errors.
•Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020, this authorization is only valid during the COVID-19 public health emergency.
•Our contract with the National Institutes of Health (NIH) could expose us to risks and costs.

•To the extent we elect to label and promote any of our non-EUA products as medical devices, we would be required to obtain prior approval or clearance by the FDA or comparable foreign regulatory authority.
•Our products could become subject to regulation as medical devices by the FDA or other regulatory agencies.
•Compliance or the failure to comply with current and future regulations affecting our products and business operations worldwide could cause us significant expense and adversely impact our business.
Risks Related to Economic Conditions and Operating a Global Business
•We generate a substantial portion of our revenue internationally.
•Adverse conditions in the global economy may significantly harm our revenue, profitability, and results of operations.
•We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.
Financial, Tax, and Accounting Risks
•Our future capital needs are uncertain and we may need to raise additional funds in the future.
•Any failure to maintain effective internal control over financial reporting could adversely affect our business.
•We may not realize the value of our goodwill or other intangible assets.
•If we fail to comply with the covenants and other obligations under our Revolving Credit Facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
•We are subject to risks related to taxation in multiple jurisdictions.
•Changes in accounting principles, or interpretations thereof, could impact our financial position and results of operations.
•We have a significant amount of outstanding indebtedness.
Risks Related to Intellectual Property
•Our ability to protect our intellectual property and proprietary technology is uncertain.
•We may be involved in lawsuits to protect or enforce our patents and proprietary rights.
•We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets.
•We depend on certain technologies that are licensed to us.
•We are subject to certain manufacturing restrictions related to licensed technologies that were developed with the financial assistance of U.S. governmental grants.
•We are subject to certain obligations and restrictions relating to technologies developed in cooperation with Canadian government agencies.
Risks Related to Our Common Stock
•Our stock price is volatile.
•Future sales of our common stock in the public market could cause our stock price to fall.
•We will have broad discretion over the use of the proceeds to us from our ATM equity offering program.
•If securities or industry analysts publish unfavorable research about us or cease to cover our business, our stock price and/or trading volume could decline.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult.
•Any conversions of our 2014 Notes or 2019 Notes will dilute the ownership interest of our existing stockholders.

RISKS RELATED TO OUR BUSINESS, INDUSTRY, AND STRATEGY
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
The COVID-19 pandemic and related governmental reactions have had, and may continue to have, a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:
•reduced demand for some of our products and services due to the impact of COVID-19 on our customers, including in the global academic research community;
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

Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year due to a number of factors, and a significant variance in our operating results or rates of growth from market expectations, if any, could lead to substantial volatility in our stock price.
Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Our revenue increased year-over-year in 2019 compared to 2018, and again in 2020 compared to 2019, but we may not be able to achieve similar revenue growth in future periods. Variability in our quarterly or annual results of operations, mix of product revenue, including any decline in our revenue related to the COVID-19 pandemic, or variability in rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:
•fluctuations in demand for our products; changes in customer budget cycles and capital spending;
•seasonal variations in customer operations;
•tendencies among some customers to defer purchase decisions to the end of the quarter;
•the large unit value of our systems, particularly our proteomics systems;
•changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner;
•fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods;
•quality control or yield problems in our manufacturing operations;
•our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers;
•new product introductions and enhancements by us and our competitors;
•unanticipated increases in costs or expenses;
•our complex, variable and, at times, lengthy sales cycle;
•global economic conditions; and
•fluctuations in foreign currency exchange rates.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $53.0 million, $64.8 million and $59.0 million during the years 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $676.8 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression and protein expression analysis, SNP genotyping, quantitative polymerase chain reaction (qPCR), digital PCR, flow cytometry, cell imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, next-generation DNA sequencing (NGS), microdroplets, spatial protein expression, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do.
We consider Agilent Technologies, Inc., Thermo Fisher Scientific Inc. (Thermo), Bio-Rad Laboratories, Inc., NanoString Technologies, Inc. (NanoString), and Agena Bioscience, Inc. to be our principal competitors in the microfluidics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors for our mass cytometry market share, and that IonPath Inc., Akoya Biosciences, Inc., NanoString, and 10x Genomics, Inc. are our principal competitors for our Imaging Mass Cytometry™ market share. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.
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
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques, or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including high-throughput genomics, single-cell genomics and mass cytometry, as well as potential markets for our products such as high-throughput NGS and molecular applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced, and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies will require us to incur substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition, and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.
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
•the possibility that we may not realize the value of acquired assets recorded as goodwill or intangible assets, and would be required to incur material charges relating to the impairment of those assets; and
•our inability to maintain internal standards, controls, procedures, and policies.
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
Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition.
From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. In 2020, in response to the uncertainty arising from the COVID-19 pandemic, we initiated a range of additional actions aimed at temporarily reducing our operating expenses and preserving liquidity. These actions included implementing temporary enterprise-wide salary reductions of 20% for employees at or above the ‘director’ level and 10% for all others, temporarily reducing our board members’ cash retainers by 20%, and constraining hiring. Although we have discontinued our hiring constraints and pandemic-related pay reductions, actions such as these may be required in the future to preserve liquidity and optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of further efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition.

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
RISKS RELATED TO OPERATIONS AND RELIANCE ON THIRD PARTIES
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
Furthermore, developing an IFC for a new application may require developing a specific production process for that type of IFC. While all of our IFCs are produced using the same basic processes, significant variations may be required to ensure adequate yield of any particular type of IFC. Developing such a process can be time consuming, and any unexpected difficulty in doing so can delay the introduction of a product.
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
We manufacture our microfluidics analytical and preparatory instruments and IFCs for commercial sale at our facility in Singapore and our mass cytometry instruments, assays, and reagents for commercial sale at our facility in Canada. No other manufacturing facilities are currently available to us, particularly facilities of the size and scope of our Singapore and Canada operations. Our facilities and the equipment we use to manufacture our instruments, IFCs, assays, and reagents would be costly to replace and could require substantial lead times to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, which may render it difficult or impossible for us to manufacture our products for some period of time. If any of our facilities become unavailable to us, we cannot provide assurances that we will be able to secure a new manufacturing facility on acceptable terms, if at all. The inability to manufacture our products, combined with our limited inventory of manufactured supplies, may result in the loss of customers or harm our reputation, and we may be unable to reestablish relationships with those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If our manufacturing capabilities are impaired, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business.
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
We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, complications related to public health crises (including the ongoing COVID-19 pandemic), inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.
We are dependent on single and sole source suppliers for some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.
We rely on single and sole source suppliers for certain components and materials used in our products. Additionally, several of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long-term contracts with our suppliers of these components and materials or our assembly service providers. The loss of a single or sole source supplier of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply, if at all:
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
We have implemented security controls to protect our information technology infrastructure but, despite our efforts, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we believe we were able to restore their operation without significant loss of business data. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed. If, however, confidential data were later determined to have been released in the course of this or any future event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. We believe our mitigation measures have reduced, but cannot eliminate, the risk of a similar attack, and we anticipate additional work and expense in the future as we continue to enhance our security processes and initiatives in response to ever-evolving information security threats.
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
If we are unable to expand our direct sales, field support, and marketing forces or distribution capabilities to adequately address our customers’ needs, our business may be adversely affected.
We may not be able to market, sell, and, distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend in large part on our ability to continue to increase the scope of our marketing efforts and develop and substantially expand our direct sales force and field application specialist and service engineer teams. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication. We have experienced significant changes in our sales organization. In addition, as part of our cost reduction program to manage the impact of the COVID-19 pandemic, we implemented temporary enterprise-wide salary reductions, including with respect to our sales and marketing employees. Although all salaries have been restored to prior levels as of the date of this filing, any reinstatement of salary reductions or any other failure to maintain competitive levels of compensation may negatively impact our ability to maintain the skilled sales and marketing force necessary to support our business activities. As a result, our future success will depend largely on our ability to retain and motivate such personnel. Because competition for such employees is intense, we can provide no assurance that we will be able to retain them on favorable or commercially reasonable terms, if at all. Failure to attract and retain our current personnel or to build an efficient and effective sales and marketing force would negatively impact sales of our products and reduce our revenue and profitability.
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
RISKS RELATED TO QUALITY AND THE REGULATORY ENVIRONMENT
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
In addition, certain of our products are marketed for use with products sold by third parties. For example, certain of our systems are marketed as compatible with major NGS instruments. If such third-party products are not produced to specification, are produced in accordance with modified specifications, or are defective, they may not be compatible with our products. In such case, the reliability and performance of our products may be compromised.
The occurrence of any one or more of the foregoing could negatively affect our business, financial condition, and results of operations.
Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020, this authorization is only valid during the COVID-19 public health emergency, and when the federally declared public health emergency ends, we will be required to stop commercial distribution of our assay immediately in the United States unless we can obtain FDA clearance or approval for our assay under a traditional regulatory pathway for in vitro diagnostics, which is lengthy and expensive.
Under section 564 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used during a public health emergency under an EUA. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA will specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances exist justifying the authorization of the emergency use is terminated under Section 564(b)(2) of the FD&C Act or the EUA is revoked under Section 564(g) of the FD&C Act, after which the product must be cleared or approved by the FDA under a traditional pathway and we must comply with the quality system regulation at 21 CFR 820 in order to remain on the market or to continue commercialization of the product.
In August 2020, the FDA granted EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens from individuals suspected by their healthcare providers of having COVID-19, with the use of the assay limited to authorized laboratories. Three supplements have been submitted and authorized as follows: S001 for addition of the FDA reference Panel Results, S002 for software updates and labeling changes, S003 for addition of alternative source of targets and labeling updates. As set forth in the EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of Advanta Dx SARS-CoV-2 RT-PCR could be adversely impacted. In addition, the FDA will revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test does not meet the conditions of authorization or perform as provided in the EUA application. We cannot predict how long this EUA will remain effective. The termination or revocation of the EUA and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations. The demand for our product and our profitability may decline or be adversely impacted by the federal government’s implementation of a national COVID-19 testing strategy. Given the uncertain nature of the COVID-19 pandemic and future legislation and regulation in this space, we can provide no assurance with respect to our ability to achieve or sustain profitability on a quarterly or annual basis.
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
There is significant competition among RADx projects, which are evaluated by experts on a rolling basis. Projects with the most potential for success are advanced to the next stage. There is no certainty that we can meet all the milestones in our NIH Contract on a timely basis, if at all. If we do not meet all the milestones, we will not be able to access all $34.0 million in funding under the NIH Contract. We cannot guarantee that we will be able to access all the available funding under the NIH Contract in a timely manner, or at all. We must prioritize among many different opportunities, and we may expend our limited resources on programs that do not yield a successful or profitable product candidate and may forego other more profitable opportunities. Further, the Bayh-Dole Act applies to all NIH research and development funding granted to for-profit organizations, which requires the government to be provided a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States any subject invention throughout the world.
Factors that could materially adversely affect our funding under the NIH Contract include:
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
The NIH Contract includes certain provisions from the Federal Acquisition Regulations, some of which are customary or legally required, that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts. For example, the NIH Contract contains provisions permitting unilateral termination or modification, in whole or in part, at the convenience of the U.S. government. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example, mandatory internal control systems and policies, mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements and public disclosures of certain contract information, which may enable competitors to gain insights into our research program. If we fail to maintain compliance with these requirements, we may be subject to potential contract or False Claims Act liability and to termination of our NIH Contract.

Other examples of rights and remedies under the NIH Contract include provisions that allow NIH to:
•terminate the NIH Contract, in whole or in part, for any reason or no reason;
•unilaterally reduce or modify the U.S. government’s obligations under the NIH Contract, without our consent, including by imposing price adjustments;
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
Furthermore, we may be required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors in order to satisfy our contractual obligations pursuant to our agreements with the U.S. government. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of the NIH Contract. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract.
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
To the extent we elect to label and promote any of our non-EUA products as medical devices, we would be required to obtain prior approval or clearance by the FDA or comparable foreign regulatory authority, which could take significant time and expense and could fail to result in a marketing authorization for the intended uses we believe are commercially attractive. Obtaining marketing authorization in one jurisdiction does not mean that we will be successful in obtaining marketing authorization in other jurisdictions where we conduct business.
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
If we sought and received regulatory clearance or approval for certain of our products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s QSRs for our development and manufacturing operations. In addition, we would be required to obtain a new 510(k) clearance before we could introduce subsequent material modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.
In addition, to the extent we decide to seek regulatory marketing authorization for certain of our products in countries outside of the United States, we or our partners, or collaborators, will need to obtain regulatory marketing authorization for our products for the intended use in the jurisdiction where such products will be marketed. Regulatory clearance or approval in one jurisdiction does not mean that we will be successful in obtaining regulatory marketing authorization in other jurisdictions where we conduct business. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we need to comply with the In Vitro Diagnostic Directive 98/79/EC and transition to the In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with an application date of May 26, 2022. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States.
In February 2021, we announced a supply and distribution agreement to market our CyTOF technology, panels, and reagents to clinical labs in China. As part of the agreement, we are working to seek National Medical Products Administration (NMPA) approval for our CyTOF instrument for diagnostic use in China. As we increase our operations outside of the United States, our compliance and operational costs will increase, and we will be exposed to greater liability under additional laws and regulations.
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
In August 2020, as part of the U.S. government’s efforts to combat COVID-19 and consistent with the direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidances and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act, or the PREP Act. Following this HHS announcement, the FDA announced in October 2020 that it will no longer review EUA requests for COVID-19 LDTs at this time and will continue to prioritize review of EUA requests for point-of-care tests, home collection tests, at-home tests, tests that reduce reliance on test supplies, and high-throughput tests that are widely distributed. While these actions by HHS and the FDA are expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as legislation and executive orders by the Biden administration and state governments and FDA regulation will impact the industry, including our business and that of our customers. In an FDA FAQ updated on January 13, 2021, FDA indicated that it is reviewing EUA requests from laboratories that offer COVID-19 diagnostic tests and appears to take a different position from the HHS rescission policy. HHS’s policy and the FDA’s position with respect to LDTs in the short term and in general in the long-term may change, especially as the leadership at FDA changes under the Biden administration. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers.
If the FDA determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic decision-making purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our products to be misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action.
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
RISKS RELATED TO ECONOMIC CONDITIONS AND OPERATING A GLOBAL BUSINESS
We generate a substantial portion of our revenue internationally and our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
During the years 2020, 2019, and 2018, approximately 54%, 63%, and 57% respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation and other data privacy requirements, labor and employment regulations, anticompetition regulations, the U.K. Bribery Act of 2010 and other anticorruption laws, and the RoHS and WEEE directives and REACH regulation, which regulate the use and importation of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the Office of Foreign Assets Control;
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
•business interruptions resulting from global sociopolitical events, including war and terrorism, public health crises (including the ongoing COVID-19 pandemic), and natural disasters including earthquakes, typhoons, floods and fires;
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
FINANCIAL, TAX, AND ACCOUNTING RISKS
Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.
We believe that our existing cash and cash equivalents and availability under our $15.0 million revolving senior credit facility (Revolving Credit Facility) will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, we have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
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
•the impact of any natural disasters or public health crises (including the COVID-19 pandemic);
•the effect of competing technological and market developments; and
•the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
To the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. We entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time, through an at-the-market (ATM) equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold approximately 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million. If we raise additional funds by issuing equity securities, either under the ATM program or otherwise, our stockholders will experience dilution. Debt financing in addition to the Revolving Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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

We may not realize the value of our goodwill or other intangible assets, which would be reflected in an impairment charge.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. As of December 31, 2020, we had approximately $148.8 million of goodwill and net intangible assets, including approximately $106.6 million of goodwill and $42.2 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
If we fail to comply with the covenants and other obligations under our Revolving Credit Facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
In April 2020, we amended our Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million, to extend the maturity date to August 2, 2022. The Revolving Credit Facility is secured by substantially all of our assets, other than intellectual property. The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the Revolving Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Loan and Security Agreement dated as of August 2, 2018, between the Company and Silicon Valley Bank (SVB) (as amended by the Default Waiver and First Amendment to Loan and Security Agreement dated September 7, 2018, the Second Amendment to Loan and Security Agreement dated November 20, 2019, and the Third Amendment to Loan and Security Agreement dated April 21, 2020, the Revolving Credit Agreement) and, if they are not repaid, could foreclose upon the assets securing our obligations under the Revolving Credit Facility.
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
We have significant outstanding convertible debt. As of December 31, 2020, we had outstanding $1.1 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. On February 6, 2021, holders of $0.5 million of the 2014 Notes caused us to repurchase such 2014 Notes in accordance with the terms of the indenture governing the 2014 Notes (2014 Notes Indenture) at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon. Pursuant to the terms of the 2014 Notes Indenture, holders of the remaining 2014 Notes may require us to repurchase all or a portion of such remaining 2014 Notes, on the same terms, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
If we undergo a fundamental change (as defined in the 2014 Notes indenture or the indenture governing the 2019 Notes, as applicable (collectively, the Convertible Notes)), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance all or any portion of the Convertible Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
Many of our employees were previously employed at universities or other life science or plant and animal research companies, including our competitors or potential competitors. In the future, we may become subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties or institutions with which our employees may have been previously affiliated. Litigation may be necessary to defend against these claims. A resulting loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products or a loss of or inability to hire key marketing, sales or research and development personnel could adversely affect our future product development, sales and revenues, any of which could severely harm our business. Even if we are successful in defending against any such claims, litigation could result in substantial costs and be a distraction to management.
We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling our products, which would have an adverse effect on our business.
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, Fluidigm Canada Inc. (Fluidigm Canada), an Ontario corporation and wholly owned subsidiary of Fluidigm Sciences, was party to an interim license agreement, now expired, with Nodality, Inc., or Nodality, under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with Nodality, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.
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
We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights,” which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our IFCs, which incorporate technology developed with U.S. government grants. Our genomics instruments, including microfluidic systems and IFCs, are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We have assisted the licensors of these technologies with the analysis of the domestic manufacturing requirement, and, in December 2008, the sole licensor subject to the requirement applied for a waiver of the domestic manufacturing requirement with respect to the relevant patents licensed to us by this licensor. In July 2009, the funding government agency granted the requested waiver of the domestic manufacturing requirement for a three-year period commencing in July 2009. In June 2012, the licensor requested a continued waiver of the domestic manufacturing requirement with respect to the relevant patents, but the government agency has not yet taken any action in response to this request. If the government agency does not grant the requested waiver or the government fails to grant additional waivers of such requirement that may be sought in the future, then the U.S. government could exercise its march-in rights with respect to the relevant patents licensed to us. In addition, the license agreement under which the relevant patents are licensed to us contains provisions that obligate us to comply with this domestic manufacturing requirement. We are not currently manufacturing instruments and IFCs in the United States that incorporate the relevant licensed technology. If our lack of compliance with this provision constituted a material breach of the license agreement, the license of the relevant patents could be terminated or we could be compelled to relocate our manufacturing of microfluidic systems and IFCs to the United States to avoid or cure a material breach of the license agreement. Any of the exercise of march-in rights, the termination of our license of the relevant patents or the relocation of our manufacturing of microfluidic systems and IFCs to the United States could materially adversely affect our business, operations and financial condition.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile.
Our stock is currently traded on the Nasdaq Global Select Market (Nasdaq), but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2020, we had 74,543,141 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 33.6% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 38.3% held by our top six stockholders) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.
The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•the impact of public health crises, including the COVID-19 pandemic, on global financial markets;
•actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•our failure to achieve performance consistent with our financial guidance and/or market expectations;
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
In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. As discussed in Item 3 (Legal Proceedings) of this Annual Report on Form 10-K, a class action securities lawsuit against us is currently pending. While we are continuing to defend such action vigorously, the defense of this action and any additional actions can be costly, divert the time and attention of our management, and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.
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
If securities or industry analysts publish unfavorable research about us or cease to cover our business, our stock price and/or trading volume could decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 78,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that commenced in March 2020 for a lease term of approximately 10 years. Additionally, we lease office, laboratory, and manufacturing space in Singapore consisting of approximately 40,000 square feet expiring in June 2022, and approximately 5,000 square feet expiring in January 2022. In Ontario, Canada, we have leased two properties, comprising approximately 44,500 square feet expiring in March 2026 and approximately 19,000 square feet expiring in March 2027. As of December 31, 2020, we also leased office space in Japan, China, and France, with various expiration dates through February 2026. We believe that our properties are in good condition and are adequate and suitable for their purposes. Refer to Note 10 of our consolidated financial statements for additional information about leased properties in this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company intends to file a motion to dismiss the complaint, which motion is currently due to be filed in early April 2021. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
We had 85 stockholders of record as of January 31, 2021; however, because many of our outstanding shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.
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
The following graph compares, from December 31, 2015 through December 31, 2020, the cumulative total return for our common stock, the Nasdaq Composite Total Return Index, and the Nasdaq US Benchmark Medical Equipment Index, assuming in each case an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Fluidigm Corporation
Nasdaq Composite Total Return Index
Nasdaq US Benchmark Medical Equipment Index

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the year ended December 31, 2020.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018, and consolidated balance sheet data as of December 31, 2020, and December 31, 2019 from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018, December 31, 2017, and December 31, 2016 were derived from audited consolidated financial statements that are not included in this Form 10-K.

	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$138,144	$117,243	$112,964	$101,937	$104,446
Loss from operations	(51,036)	(51,839)	(48,164)	(58,360)	(73,190)
Net loss	(53,020)	(64,790)	(59,013)	(60,535)	(75,985)
Net loss per share, basic and diluted	(0.74)	(0.97)	(1.49)	(1.84)	(2.62)

	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short and long-term investments	$68,520	$58,639	$95,401	$63,136	$59,430
Working capital (1)	76,873	74,003	100,988	71,565	76,334
Total assets	324,757	264,812	303,647	287,351	306,395
Total long-term debt	54,224	53,821	172,058	195,238	194,951
Total stockholders’ equity	139,050	153,612	72,116	30,935	53,233
_________________________
(1) Working capital excludes deferred revenue.

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
Overview
Fluidigm improves life by driving meaningful insights in health and disease. Our innovative technologies explore the biological complexities of disease to advance human health through research, diagnostics and clinical applications. We create, manufacture, and market a range of products and services, including instruments, consumables, reagents and software that are used by researchers and clinical labs worldwide. Our customers are leading academic and government laboratories, as well as pharmaceutical, biotechnology, plant and animal research organizations, and clinical laboratories worldwide. Together with our customers, we strive to increase the quality of life for all.
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures our microfluidics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our microfluidic products are fabricated at our Singapore facility. Our mass cytometry instruments, assays and reagents are manufactured at our facility in Canada. We also use U.S.-based third-party contract manufacturers for reagent manufacturing.
Our total revenue was $138.1 million in 2020, of which $122.5 million was product and service revenue; $117.2 million in 2019, of which $116.7 million was product and service revenue and $113.0 million in 2018, which was entirely product and service revenue. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2020, our accumulated deficit was $676.8 million.
Recent Developments
We have been responding to the COVID-19 pandemic by taking steps to protect our employees, support our customers, and manage our liquidity. As Fluidigm is a designated essential business, some of our essential workers have been working at our laboratories and offices, and in some cases, at customer sites, while our administrative employees have been working from home. We have implemented health and safety practices in accordance with evolving government and public health agency guidelines in all of our facilities around the world, including maintaining social distancing and enhanced cleaning protocols, facilities modifications, temperature checks in some locations, and usage of face masks and other personal protective equipment where appropriate. Other operational adjustments made in response to COVID-19 include increased stocking levels of raw materials and proactive supplier management. We have taken steps to help keep our workforce healthy and safe, and to ensure a strong data security and internal control environment.
While Fluidigm is a designated essential business, widespread global adoption of work-from-home and shelter-in-place orders resulted in a significant slowdown in customer activities. We also saw near-term COVID-19-related priorities temporarily displace longer term projects and research activities. As customers have returned to work, we have seen some customer ordering recover, but the timing of complete recovery remains uncertain given additional waves of infection and the need to distribute vaccines. We estimate that about 10% of our customers are either closed or working at reduced capacity as of the end of 2020 because of the COVID-19 pandemic, compared to 60% to 70% in the first quarter and an estimated 30% to 40% of our global academic research community either remaining closed or working at a slower pace at the end of the second quarter. Although most of our customers are working, they have not returned to pre-pandemic levels of activity. We believe the impact of COVID-19 on our customers has resulted in the delay of sales of our mass cytometry instrument systems to future periods.
In August 2020, we received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for our Advanta™ Dx SARS-CoV-2 RT-PCR Assay, a newly developed, extraction-free saliva-based test to detect nucleic acid from the SARS-CoV-2 virus, designed to be run on the Fluidigm® Biomark™ HD microfluidics platform. In January 2021, we received the CE-IVD mark for our saliva-based Advanta Dx SARS-CoV-2 Assay allowing for commercial sales of this CE-IVD commercial kit in Europe. In addition, Fluidigm is actively supporting customers who are developing lab-developed tests, as well as customers who are providing COVID-19 diagnostic tests outside of the U.S. The development of COVID-19 related applications has positively impacted sales of our microfluidics instruments, consumables, and mass cytometry reagents.
We believe our microfluidics and mass cytometry capabilities can play a significant role in virus detection as well as in immune profiling of patients and populations. Furthermore, we believe our technologies and solutions will be important to the durable response from government and medical institutions to be prepared for future outbreaks. Despite these opportunities, there is still uncertainty regarding the impact of COVID-19 on the global economy, our customers, and our business over the near term. Also, though we are now able to sell our Advanta Dx SARS-CoV-2 Assay for diagnostic use and certain clinical laboratory customers are developing lab developed tests using our technology, our experience selling into diagnostic markets is limited and we face significant competition. Many of our target customers in these markets do not have significant prior experience using Fluidigm instruments and consumables and require validation steps and assistance in establishing, integrating and scaling up testing programs using our technology and products. Also, many such laboratories have experience working with certain of our competitors for diagnostic testing, and we have faced, and expect to continue to face, complex sales processes and competition in the COVID-19 testing market. We expect to seek collaborations with third parties to meet the challenges associated with penetrating these markets.
We have actively sought government funding to support our investment to expand our diagnostics capabilities for microfluidics. In September 2020, we executed a contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program (collectively the NIH Contract). The RADx program provides grants to support a range of new lab-based and point-of-care tests that could significantly increase the number, type and availability of COVID-19 tests. The NIH Contract has a total value of up to $34.0 million upon the achievement of certain milestones. Through December 31, 2020, we have achieved milestones and received funding of $25.4 million. Proceeds from the NIH Contract will be used primarily to expand production capacity for COVID-19 testing with Fluidigm microfluidics technology and, to a lesser extent, to reimburse research and development costs. We have spent approximately $10.2 million for capital expenditures through December 31, 2020 for the expansion of our Singapore facility as a result of the NIH Contract. We expected to complete the NIH Contract and related spending for the expansion in 2021.
The NIH has the right to terminate the NIH Contract for convenience. In the event of termination for convenience, Fluidigm will be paid a percentage of the NIH Contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges. In the event of termination for cause due to our default, NIH is not liable for supplies or services not accepted. If we fail to deliver within the time specified in the NIH Contract and the delay is due to Fluidigm’s fault or negligence, we are required to pay liquidated damages in the amount of 33% of the amount(s) already disbursed to date under the NIH Contract within six months from the date of termination. We have not paid, and do not currently expect to pay any liquidated damages and are in compliance with the terms of the contract. We are working with the NIH continuously to ensure we are in compliance with the contract requirements and milestones.
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time, through an at-the-market equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock, $0.001 par value per share, pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
In this period of uncertainty, we are actively managing our operating expenses and cash flows in response to the evolving market conditions. In addition, we implemented reductions in our operating expense structure including temporary salary reductions which began in the second quarter and ended in the third quarter of 2020 and constrained hiring until our business returned to more normal volumes. We have also taken advantage of various government programs available to us. For example, we have applied for or received wage subsidies in certain countries. In the U.S., the Coronavirus Aid, Relief and Economic Security (CARES) Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, and other tax-related provisions. As a result, we have been preserving cash by deferring payment of U.S. payroll taxes.
We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the pandemic, refer to Part I, Item 1A. Risk Factors of this Form 10-K.
Critical Accounting Policies, Significant Judgments and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 as of December 31, 2020. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements.
We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our audited 2020 consolidated financial statements.
Revenue Recognition
We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, assays and reagents. Service revenue is primarily derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. We also generate revenue from development agreements, license and royalty agreements and grants. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities. Research and development cost includes costs associated with development and grant revenue.
We recognize revenue based on the amount of consideration we expect to receive in exchange for the goods and services we transfer to the customer. Our commercial arrangements typically include multiple distinct products and services, and we allocate revenue to these performance obligations based on their relative standalone selling prices. Standalone selling prices (SSP) are generally determined using observable data from recent transactions. In cases where sufficient data is not available, we estimate a product’s SSP by using a cost plus a margin approach or by applying a discount to the product’s list price.
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

We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In arrangements where we satisfy performance obligation(s) over time, we recognize development revenue typically using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward completion. As part of the accounting for these arrangements, we develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review our estimate of the transaction price and progress toward completion based on the best information available to recognize the cumulative progress toward completion as of the end of each reporting period, and make revisions to such estimates as necessary.
We also generate revenue from development or collaboration agreements that do not include upfront or milestone-based payments and generally recognize revenue on these types of agreements based on the timing of development activities.
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
Accounts Receivable
Trade accounts receivable are recorded at net invoice value. We review our exposure to accounts receivable and provide allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. We evaluate such allowances on a regular basis and adjust them as needed. To reduce credit risk, we perform credit evaluations of our customers. We generally do not require collateral to support credit sales.
Inventories, net
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
Leases
We determine if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use (ROU) assets, net and current and non-current operating lease liabilities in our consolidated balance sheets. ROU assets represent our right-to-use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Business Combinations, Goodwill, Intangible Assets and Other Long-Lived Assets
We have completed acquisitions of businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided in a business combination, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and estimates of future revenue.
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Our intangible assets include developed technology, patents and licenses. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge include, but are not limited to, declines in our stock price or market capitalization, economic downturns and other macroeconomic events, including the current COVID-19 pandemic, declines in our market share or revenues, and an increase in our losses, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition, or other matters. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss equal to the difference would be recorded to goodwill. There were no indications of impairment in 2020. We did not recognize any impairment of goodwill for any of the periods presented herein.
We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. In the fourth quarter of 2019, we recognized an impairment charge of $0.4 million on patents and licenses that were not used in then current products and were not expected to be used in future product offerings.
Deferred Grant Income
In September 2020, we executed the NIH Contract. The NIH Contract has a total value of up to $34.0 million upon the achievement of certain milestones. Proceeds from the NIH Contract will be used primarily to expand production capacity for COVID-19 testing with Fluidigm microfluidics technology and, to a lesser extent, to offset applicable operating expenses.
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

The NIH Contract proceeds used for production capacity expansion meet the definition of grants related to assets as the primary purpose for the payments is to fund the purchase and construction of capital assets to scale up production capacity. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. We have elected to record the grants received as deferred income using the first method.

Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurs when either each milestone has been accepted by NIH or management concludes the conditions of the grant have been substantially met. Deferred income related to production capacity expansion will be amortized over the period of depreciation for the related assets as a reduction of depreciation expense. Deferred income related to reimbursement of operating expenses is recorded as a reduction of those expenses incurred to date.
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
As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million, which was recorded in additional paid-in-capital and reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes was amortized over the expected term of the 2018 Notes, using the effective interest method through the first note holder put date, of February 6, 2023. In the first quarter of 2019, the 2018 Notes were converted into approximately 19.5 million shares of common stock and the 2018 Notes were retired. We recorded a loss of $9.0 million on the retirement of the 2018 Notes. This amount represented the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion, including unamortized premiums, discounts and debt issuance costs. We determined the fair value of the 2018 Notes using valuation techniques that required us to make assumptions related to the implied discount rate.
In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 2019 Notes. The majority of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding. We recorded a loss of $3.0 million on the extinguishment of the 2014 Notes. This amount represented the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes, including unamortized debt issuance costs.
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
We recognize compensation costs for all stock-based awards, including stock options, RSUs, PSUs and stock purchased under our ESPP, based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of our common stock on the date of grant. For PSUs with a market condition, we used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.
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
At December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic foreign withholding tax and state taxes that may be due upon future repatriation of earnings is not expected to be significant.
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
In August 2018, the FASB issued Accounting Standard Update (ASU) 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance was effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance did not have a significant impact on our financial results.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU was effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020. The adoption of the new guidance did not have a significant impact on our financial results.
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (i) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (ii) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. These ASUs were effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The modified retrospective method was required upon adoption. The new guidance was effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance resulted in an adjustment of approximately $0.1 million to reduce the accumulated deficit component of stockholders’ equity and decrease current assets by the same amount in our consolidated balance sheet.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of adoption of the new guidance on our consolidated financial statements.
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
Results of Operations
The following table presents our historical consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,
	2020		2019		2018
Revenue:
Total revenue	$138,144	100%	$117,243	100%	$112,964	100%
Costs and expenses:
Cost of product revenue	47,527	34	45,461	39	44,861	39
Cost of service revenue	7,291	5	7,503	6	6,454	6
Research and development	36,461	26	31,640	27	30,030	27
Selling, general and administrative	97,901	71	84,478	72	79,783	71
Total costs and expenses	189,180	136	169,082	144	161,128	143
Loss from operations	(51,036)	(36)	(51,839)	(44)	(48,164)	(43)
Interest expense	(3,572)	(3)	(4,279)	(4)	(13,893)	(12)
Loss from extinguishment of debt	—	—	(12,020)	(10)	—	—
Other income, net	507	—	1,433	1	637	1
Loss before income taxes	(54,101)	(39)	(66,705)	(57)	(61,420)	(54)
Income tax benefit	1,081	1	1,915	2	2,407	2
Net loss	$(53,020)	(38)%	$(64,790)	(55)%	$(59,013)	(52)%

Revenue
We generate revenue primarily from sales of our products and services, development agreements, license and royalty agreements, and grants. Our product revenue consists of sales of instruments and consumables. Consumables revenue are largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to the sales and active installed base of our instruments as our service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We sell our products to leading academic and government laboratories, as well as pharmaceutical, biotechnology, clinical, plant and animal research organizations and clinical laboratories worldwide.
Development Revenue. Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to last approximately one year from the date of the Development Agreement. We recognized $8.8 million of development revenue from this agreement for the year ended December 31, 2020.
We recognize revenue under the Development Agreement using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward satisfaction of our obligations under the agreement. Costs associated with the Development Agreement are recorded in research and development expense.
Grant Revenue. We receive grants to perform research and development activities over contractually defined periods. Grant revenue in the current year is attributable to a grant agreement entered into in the second half of 2019, which is expected to end in the first half of 2021. Costs associated with grant agreements are recorded in research and development expense.
License and Royalty Revenue. In March 2020, we entered into an agreement to settle intellectual property infringement claims and received a $3.5 million payment in exchange for a perpetual license under certain of our intellectual property. The settlement is considered a multiple-element arrangement with each element accounted for individually. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.
No single customer represented more than 10% of our total revenue for 2020, 2019, or 2018. Revenue from our five largest customers was 23% of total revenue for 2020 and 17% for both the years ended December 31, 2019 and 2018.
The following table presents our revenue by source for the years ended December 31, 2020, 2019, and 2018, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,						Change
	2020		2019		2018		2020	2019
Revenue:
Instruments	$45,536	33%	$50,004	43%	$45,491	40%	(9)%	10%
Consumables	54,408	39	45,412	39	48,159	43	20%	(6)%
Product revenue	99,944	72	95,416	82	93,650	83	5%	2%
Service revenue	22,579	16	21,277	18	19,314	17	6%	10%
Product and service revenue	122,523	88	116,693	100	112,964	100	5%	3%
Development revenue	8,865	6	—	—	—	—	NA	NA
Grant revenue	3,593	3	550	—	—	—	553%	NA
License revenue	3,163	3	—	—	—	—	NA	NA
Total revenue	$138,144	100%	$117,243	100%	$112,964	100%	18%	4%
The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for each year presented (in thousands):

	Year Ended December 31,						Change
	2020		2019		2018		2020	2019
Americas	$74,586	54%	$47,016	40%	$51,172	46%	59%	(8)%
EMEA	37,776	27	40,024	34	36,617	32	(6)%	9%
Asia-Pacific	25,782	19	30,203	26	25,175	22	(15)%	20%
Total revenue	$138,144	100%	$117,243	100%	$112,964	100%	18%	4%

The Americas revenue includes revenue generated in the United States of $72.0 million, $43.4 million, and $48.1 million for 2020, 2019 and 2018, respectively. Asia-Pacific revenue includes sales to customers in China of $11.1 million, $15.4 million and $14.0 million for 2020, 2019 and 2018, respectively. There was no foreign country or jurisdiction with sales in excess of 10% of total revenue in 2020. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the years 2019 and 2018.
The following section includes management discussion and analysis for the fiscal year ended December 31, 2020. Refer to Part I Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020, for a discussion of the comparative results for 2019 and 2018, which discussion of comparative results is incorporated by reference into this Form 10-K.
Total Revenue. Total revenue increased by $20.9 million or 18%, to $138.1 million for 2020 compared to $117.2 million for 2019. Americas revenue increased by 59%, driven by sales of our Advanta Dx SARS-CoV-2 RT-PCR test and related sales of microfluidics instruments; development revenue; and grant revenue; partially offset by lower mass cytometry product sales. COVID-19 microfluidics revenues only partially offset lower mass cytometry instrument revenues for EMEA, resulting in a 6% decline in EMEA revenues. Stronger European currencies in 2020 compared to 2019 added approximately 2% to EMEA's reported revenues. The 15% decrease in Asia-Pacific revenues is due to decreases in revenue in all product categories due to the pandemic and shelter-in-place orders. On a company-wide basis, stronger foreign exchange rates positively impacted revenues by less than 1% for 2020 compared to 2019.

Product and Service Revenue. The following tables present the split of product and service revenue between mass cytometry and microfluidic product categories and as a percentage of the respective category’s total product and service revenue for each year presented (in thousands):

	Year Ended December 31,						Change
	2020		2019		2018		2020	2019
Mass cytometry:
Instruments	$28,484	46%	$41,575	57%	$34,308	58%	(31)%	21%
Consumables	18,023	29	17,850	24	14,962	25	1	19
Total product revenue	46,507	75	59,425	81	49,270	83	(22)	21
Service revenue	15,625	25	13,895	19	10,230	17	12	36
Total product and service revenue	$62,132	100%	$73,320	100%	$59,500	100%	(15)%	23%

	Year Ended December 31,						Change
	2020		2019		2018		2020	2019
Microfluidics:
Instruments	$17,053	28%	$8,429	19%	$11,183	21%	102%	(25)%
Consumables	36,384	60	27,562	64	33,197	62	32	(17)
Total product revenue	53,437	88	35,991	83	44,380	83	48	(19)
Service revenue	6,954	12	7,382	17	9,084	17	(6)	(19)
Total product and service revenue	$60,391	100%	$43,373	100%	$53,464	100%	39%	(19)%
The decline in mass cytometry instrument revenue was primarily attributable to lower volumes of instrument sales due to ordering delays created by lab closures in response to the COVID-19 pandemic and, to a lesser extent, the impact of lower average unit selling prices on mass cytometry instruments. Customers are also shifting their resources to COVID-19 related projects. Mass cytometry consumables revenues benefited from COVID-19 immune profiling studies.
Microfluidics revenues increased due to sales of our newly developed SARS-CoV-2 diagnostic test and related sales of instrument systems. Diagnostic revenue, comprised of both consumables and instruments was $22.4 million in 2020, and more than offset the decline in other microfluidics revenue caused by a pandemic-related slowdown in key account activity.

The COVID-19 pandemic is still ongoing, and although we expect it to dissipate in 2021 as vaccinations proliferate worldwide, the timing and pace of the recovery remain uncertain. Reallocations of research budgets to COVID-related projects that started in 2020 are still in place as we enter 2021, and these continuing budget reallocations and any other pandemic-related impacts may result in variability in sequential quarterly revenue growth.
Product and Service Cost, Product and Service Gross Profit, and Product and Service Margin.
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

The following table presents our product and service cost, product and service gross profit, and product and service margin for each year presented (in thousands):

	Year Ended December 31,			Change		Change
	2020	2019	2018	2020		2019
Cost of product revenue	$47,527	$45,461	$44,861	5%		1%
Cost of service revenue	7,291	7,503	6,454	(3)%		16%
Cost of product and service revenue	$54,818	$52,964	$51,315	4%		3%

Product and service gross profit	$67,705	$63,729	$61,649	6%		3%
Product and service margin	55.3%	54.6%	54.6%	0.7	ppts	—	ppts.

Product and service margin increased by 0.7 percentage points during 2020 compared to 2019. The impact of spreading fixed depreciation and amortization over a higher revenue base contributed 0.6 percentage points of the improvement in margin. The impact of lower average unit selling prices on mass cytometry instruments was offset by lower service costs and lower production costs associated with mass cytometry consumables.
Product and service margin was unchanged in 2019 compared to the prior year. Higher capacity utilization, as well as the impact of spreading fixed depreciation and amortization over a higher revenue base, was offset by higher inventory reserves, unfavorable product mix and lower average selling prices on mass cytometry products.
Operating Expenses
The following table presents our operating expenses for each year presented (in thousands):

	Year Ended December 31,			Change
	2020	2019	2018	2020	2019
Research and development	$36,461	$31,640	$30,030	15%	5%
Selling, general and administrative	97,901	84,478	79,783	16%	6%
Total operating expenses	$134,362	$116,118	$109,813	16%	6%
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
Research and development expense increased by $4.8 million, or 15%, to $36.5 million for 2020 compared to $31.6 million for 2019. Increases are primarily due to higher compensation costs, including higher employee incentive compensation and stock-based compensation costs, and outside service costs related to development and grant projects. Proceeds of the NIH Contract offset $1.4 million of research and development costs.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $13.4 million, or 16%, to $97.9 million for 2020 compared to $84.5 million for 2019. The increase in expense is primarily attributable to higher compensation costs, including higher employee incentive compensation and stock-based compensation, and higher legal costs. In addition, we incurred $4.9 million of increased facilities costs reflecting costs associated with our new lease, effective March 2020, for our corporate headquarters and related moving expenses. Lease rates had increased since entering into our previous, now expired, lease. Travel costs fell

$3.6 million compared to the prior period, while costs related to trade shows and other events fell $1.9 million due to the cancellation of in-person events in light of the COVID-19 pandemic.
Interest Expense, Loss from Extinguishment of Debt and Other Income, Net
The following table presents these items for each year presented (in thousands):

	Year Ended December 31,			Change
	2020	2019	2018	2020	2019
Interest expense	$(3,572)	$(4,279)	$(13,893)	17%	69%
Loss from extinguishment of debt	—	(12,020)	—	(100)%	NA
Other income, net	507	1,433	637	65%	(125)%
Total	$(3,065)	$(14,866)	$(13,256)	79%	(12)%
In November 2019, we issued $55.0 million aggregate principal amount of our 2019 Notes. Net proceeds of the 2019 Notes issuance were used primarily to retire $50.2 million aggregate principal amount of our 2014 Notes. The 2019 Notes have an effective interest rate of 6.2% compared to the 2014 Notes, which have an effective interest rate 3.0%.
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
Interest expense of $3.6 million for the twelve months ended December 31, 2020 consists primarily of interest on $55.0 million of 2019 Notes, while interest expense of $4.3 million for the twelve months ended December 31, 2019 included both the interest on $51.3 million of 2014 Notes and a partial quarter of interest expense on $150.0 million of 2018 Notes, which accrued at an effective rate of 12.3%. The lower interest expense of $3.6 million for the twelve months ended December 31, 2020 compared to $4.3 million for the twelve months ended December 31, 2019 reflects the impact of higher debt balances and higher interest rates for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2020.
Other income, net primarily consists of interest income and gains or losses on foreign exchange. Other income, net, of $0.5 million for 2020 is primarily attributable to $0.2 million of interest income, and $0.2 million of foreign exchange gains.
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
We recorded a tax benefit of $1.1 million, or an effective tax rate benefit of 2.0%, for the year ended December 31, 2020. The tax benefit was principally due to the amortization of our acquisition-related deferred tax liabilities, partially offset by a provision from our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2020, our principal sources of liquidity consisted of $68.5 million of cash and cash equivalents, as well as $1.0 million of restricted cash and $15.0 million of availability under our Revolving Credit Facility.
The following table presents our cash flow summary for each year presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash flow summary:
Net cash used in operating activities	$(15,417)	$(35,210)	$(25,201)
Net cash provided by (used in) investing activities	39,975	(39,301)	4,719
Net cash provided by financing activities	20,857	2,790	57,660
Net increase (decrease) in cash, cash equivalents and restricted cash	45,800	(71,665)	37,345

Net Cash Used in Operating Activities. We derive cash flows from operations primarily from cash collected from the sale of our products and services, and license agreements and grants. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally.
Net cash used in operating activities in 2020 was $15.4 million and consisted of net loss of $53.0 million less non-cash adjustments of $35.2 million, and a net increase in assets and liabilities of $2.4 million. Non-cash items include stock-based compensation expense of $14.5 million, amortization of developed technology of $11.9 million, depreciation and amortization of $4.0 million, and lease amortization of $2.0 million. Increases in inventories and accounts receivable balances represent working capital increases due to higher revenues. Higher incentive compensation and other accruals largely offset these increases.
Net cash used in operating activities in 2019 was $35.2 million and consisted of net loss of $64.8 million less non-cash adjustments of $43.2 million, and a net increase in assets and liabilities of $13.6 million. Non-cash items primarily included a loss from extinguishment of debt of $12.0 million, amortization of developed technology of $11.2 million, stock-based compensation expense of $11.4 million, and depreciation and amortization of $4.6 million. The net increase in assets and liabilities was primarily due to lower accrued liabilities for retention bonuses and other variable compensation.
Net cash used in operating activities in 2018 was $25.2 million and consisted of net loss of $59.0 million less non-cash adjustments of $37.4 million, and a net reduction in assets and liabilities of $3.6 million. Non-cash items primarily included amortization of developed technology of $11.2 million, stock-based compensation of $11.0 million and depreciation and amortization of $5.4 million. The net increase in assets and liabilities was primarily due to lower accrued liabilities for retention bonuses.
Net Cash Provided by (Used in) Investing Activities. Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and workforce. We expect to continue to incur costs for capital expenditures to improve manufacturing efficiencies and strengthen information technology and network security. However, we may choose to decrease or defer certain capital expenditures and development activities, while further optimizing our organization.
Net cash provided by investing activities in 2020 was $40.0 million and includes $36.8 million of proceeds from the sales and maturities of investments as well as $21.0 million of proceeds from the NIH Contract, reflecting the portion of the proceeds from the NIH Contract attributable to the capacity expansion. These inflows were partially offset by capital expenditures of $12.7 million, including $10.2 million of capital expenditures funded by the NIH Contract to expand our Singapore manufacturing facility, and $5.2 million of net cash paid for the InstruNor acquisition.

Total proceeds from the NIH Contract are expected to be $34.0 million, of which we received $25.4 million in 2020. We expect to incur the balance of the capital expenditures for the manufacturing capacity expansion and receive the remaining proceeds from the NIH, subject to satisfactory completion of all remaining milestones, in 2021.
Net cash used in investing activities in 2019 was $39.3 million, which included purchases of investments of $62.4 million and capital expenditures of $2.5 million to support our commercial and manufacturing operations, partially offset by proceeds from maturities of investments of $25.6 million.
Net cash provided by investing activities in 2018 was $4.7 million, which included proceeds from maturities of investments of $6.5 million, partially offset by purchases of investments of $1.5 million, and capital expenditures of $0.4 million to support our commercial and manufacturing operations.

Net Cash Provided by Financing Activities. We generated cash from financing activities of $20.9 million during 2020. Proceeds from our ATM equity offering were $20.2 million, net of commissions and offering costs. Proceeds from our ESPP program and stock options exercises were largely offset by payments of debt issuance costs and income tax withholding related to net share settlement of equity awards.
We generated cash from financing activities of $2.8 million during 2019. $51.8 million of proceeds from a new $55.0 million debt issuance were used to retire 2014 Notes, as discussed below in more detail. Payments of debt and equity issuance costs of $1.9 million were partially offset by cash inflows from equity programs.
We generated cash from financing activities of $57.7 million during 2018, and approximately $59.5 million was generated from a public offering of our common stock. The remainder reflects the proceeds from stock option exercises and ESPP purchases, offset by debt and equity issuance costs and payments of taxes for the net settlement of equity awards.
Capital Resources. At December 31, 2020 and December 31, 2019, our working capital, excluding deferred revenues and restricted cash, was $76.9 million and $74.0 million, respectively, including cash and cash equivalents of $68.5 million and $21.7 million, respectively, and short-term investments of $37.0 million at December 31, 2019.
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
In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds was used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving $1.1 million of aggregate principal amount of our 2014 Notes outstanding. The remaining cash proceeds from the issuance of the 2019 Notes were used for general corporate purposes. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to purchase their 2014 Notes beginning in February 2021. The private placement of the 2019 Notes, and concurrent repurchase of a portion of the 2014 Notes, had the effect of refinancing a portion of the Company’s outstanding debt under the 2014 Notes to December 2024.
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
On August 2, 2018, we entered into our Revolving Credit Facility with SVB, with a maturity date of August 2, 2020. The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. Outstanding loans under the Revolving Credit Facility bear interest, at the greater of (i) prime rate plus 0.50% or (ii) 5.50%. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes.
On April 21, 2020, we entered into the Third Amendment to Loan and Security Agreement with SVB (the Amendment), which amends the Revolving Credit Agreement. The Amendment extends the maturity date by two years, to August 2, 2022. We also amended the interest rate to be the greater of (i) prime rate (as customarily defined), plus 0.50%, floating, and (ii) 5.25%. Interest on any outstanding loans continues to be due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. Annual administration fees are unchanged. The Amendment also includes various administrative changes.
As of December 31, 2020, total availability under the Revolving Credit Facility was $15.0 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Revolving Credit Agreement governing the Revolving Credit Facility. See Note 9 to our consolidated financial statements for more information about the Revolving Credit Facility.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Debt obligations	$67,851	$3,411	$5,807	$57,920	$713
Operating lease obligations, net	68,272	7,565	14,205	14,594	31,908
Purchase obligations	12,928	12,928	—	—	—
Total	$149,051	$23,904	$20,012	$72,514	$32,621
Debt obligations include the principal amount of the Notes and interest payments to be made under the Notes. Although the 2014 and 2019 Notes mature in 2034 and 2024, respectively, they can be converted into shares of our common stock prior to maturity if certain conditions are met. In addition, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2021, holders of $0.5 million of the 2014 Notes caused us to repurchase their notes in accordance with this provision. This repayment is reflected in the above commitments schedule as due in less than one year. See Note 9 to our consolidated financial statements for additional information regarding the terms of the Notes.
Our operating lease obligations primarily relate to leases for our corporate headquarters and leases for manufacturing and office space for our foreign subsidiaries. We currently lease facilities and equipment under non-cancellable lease agreements expiring at various times through 2027. Our lease payments are expensed on a straight-line basis over the life of the leases. Rental expense under operating leases, net of amortization of lease incentive, totaled $9.7 million, $6.1 million and $5.0 million, for 2020, 2019, and 2018 respectively.
Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. The majority of our contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation. For example, if a supplier has purchased raw materials to produce a good for us, and those goods cannot be returned or otherwise used by our vendor, we are obligated to reimburse them for the costs they incurred. Purchase obligations also includes $10.4 million for capital expenditures related to the NIH Contract.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the year ended December 31, 2020, we had a foreign currency gain of $0.2 million compared to a foreign currency gain of $0.1 million in the prior year. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $68.5 million as of December 31, 2020 These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fluidigm Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fluidigm Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

National Institutes of Health (NIH) Contract Accounting

As described in Notes 2 and 4 to the consolidated financial statements, in September 2020, the Company executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program, which has a total value of up to $34.0 million upon the achievement of certain conditional milestones. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, management applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the NIH contract payments to the Company. Management has elected to record the grants received as deferred income with grant proceeds recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH contract, this occurs when either each milestone has been accepted by NIH or management concludes the conditions of the grant have been substantially met. As of December 31, 2020, a total $23.9 million has been recorded as deferred grant income.

The principal considerations for our determination that performing procedures relating to the NIH contract accounting is a critical audit matter are (i) the significant judgment by management when determining the applicable accounting model and determining which milestones are reasonably assured, including consideration of conditional contract provisions and NIH termination rights; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the accounting policy selection and assumptions associated with conclusions of which milestones are reasonably assured.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the NIH contract, including controls over the determination of the appropriate accounting model, and which grant milestones met the reasonable assurance criteria for recognition. These procedures also included, among others (i) reading the executed agreement and correspondence with NIH, (ii) evaluating compliance with the contract requirements, including conditional provisions and NIH termination rights, (iii) evaluating management’s accounting analysis, and (iv) evaluating the assumptions associated with recognition of deferred income for milestones determined to be reasonably assured by management.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2021

We have served as the Company’s auditor since 2015.

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$68,520	$21,661
Short-term investments	—	36,978
Accounts receivable (net of allowances of $356 and $6, at December 31, 2020 and 2019, respectively)	25,423	18,981
Inventories, net	19,689	13,884
Prepaid expenses and other current assets	4,031	4,592
Total current assets	117,663	96,096
Property and equipment, net	17,531	8,056
Operating lease right-of-use asset, net	38,114	4,860
Other non-current assets	4,680	5,492
Developed technology, net	40,206	46,200
Goodwill	106,563	104,108
Total assets	$324,757	$264,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,220	$5,152
Accrued compensation and related benefits	13,787	5,160
Operating lease liabilities, current	2,973	1,833
Other accrued liabilities	14,794	8,873
Deferred revenue, current	13,475	11,803
Total current liabilities	54,249	32,821
Convertible notes, net	54,224	53,821
Deferred tax liability	8,697	11,494
Operating lease liabilities, non-current	38,178	4,323
Deferred revenue, non-current	7,990	8,168
Deferred grant income, non-current	21,036	—
Other non-current liabilities	1,333	573
Total liabilities	185,707	111,200
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2020 or 2019	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2020 and 2019; 74,543 and 69,956 shares issued and outstanding at December 31, 2020 and 2019, respectively	75	70
Additional paid-in capital	815,624	777,765
Accumulated other comprehensive loss	112	(582)
Accumulated deficit	(676,761)	(623,641)
Total stockholders’ equity	139,050	153,612
Total liabilities and stockholders’ equity	$324,757	$264,812
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product revenue	$99,944	$95,416	$93,650
Service revenue	22,579	21,277	19,314
Development revenue	8,865	—	—
Other revenue	6,756	550	—
Total revenue	138,144	117,243	112,964
Costs and expenses:
Cost of product revenue	47,527	45,461	44,861
Cost of service revenue	7,291	7,503	6,454
Research and development	36,461	31,640	30,030
Selling, general and administrative	97,901	84,478	79,783
Total costs and expenses	189,180	169,082	161,128
Loss from operations	(51,036)	(51,839)	(48,164)
Interest expense	(3,572)	(4,279)	(13,893)
Loss from extinguishment of debt	—	(12,020)	—
Other income, net	507	1,433	637
Loss before income taxes	(54,101)	(66,705)	(61,420)
Income tax benefit	1,081	1,915	2,407
Net loss	$(53,020)	$(64,790)	$(59,013)
Net loss per share, basic and diluted	$(0.74)	$(0.97)	$(1.49)
Shares used in computing net loss per share, basic and diluted	72,044	66,779	39,652

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(53,020)	$(64,790)	$(59,013)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	730	69	(112)
Net change in unrealized gain (loss) on investments	(36)	36	(1)
Other comprehensive income (loss), net of tax	694	105	(113)
Comprehensive loss	$(52,326)	$(64,685)	$(59,126)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	38,787	$39	$531,666	$(574)	$(500,196)	$30,935
Market offering	9,373	9	59,084	—	—	59,093
Issuance of restricted stock, net of shares withheld for taxes, and other	886	1	(379)	—	—	(378)
Issuance of common stock from option exercises	40	—	208	—	—	208
Issuance of common stock under ESPP	252	—	1,203	—	—	1,203
Conversion option on convertible debt			29,357			29,357
Conversion cost related to conversion option on convertible debt	—	—	(557)	—	—	(557)
Cumulative-effect on new accounting standards for Topic 606 Revenue	—	—	—	—	358	358
Stock-based compensation expense			11,023	—		11,023
Net loss	—	—	—	—	(59,013)	(59,013)
Other comprehensive income (loss), net of taxes	—	—	—	(113)	—	(113)
Balance at December 31, 2018	49,338	49	631,605	(687)	(558,851)	72,116
Issuance of common stock on bond conversion	19,460	19	133,280	—	—	133,299
Issuance of restricted stock, net of shares withheld for taxes, and other	666	1	(601)	—	—	(600)
Issuance of common stock from option exercises	195	—	1,058	—	—	1,058
Issuance of common stock under ESPP	297	1	1,074	—	—	1,075
Stock-based compensation expense		—	11,349	—	—	11,349
Net loss	—	—	—	—	(64,790)	(64,790)
Other comprehensive income (loss), net of taxes	—	—	—	105	—	105
Balance at December 31, 2019	69,956	70	777,765	(582)	(623,641)	153,612
Issuance of common stock from at-the-market offering, net of commissions	2,480	2	20,224	—	—	20,226
Issuance of restricted stock, net of shares withheld for taxes, and other	1,050	1	(460)	—	—	(459)
Issuance of common stock under ESPP	476	1	1,322	—	—	1,323
Issuance of common stock from stock option exercises	96	—	451	—	—	451
Equity issuance costs	—	—	(176)	—	—	(176)
Cumulative effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	14,450	—	—	14,450
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(53,020)	(53,020)
Other comprehensive income (loss), net of taxes	—	—	—	694	—	694
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(53,020)	$(64,790)	$(59,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,014	4,605	5,372
Stock-based compensation expense	14,451	11,393	11,023
Amortization of developed technology	11,910	11,200	11,200
Lease amortization	2,017	(516)	—
Amortization of debt discounts, premiums and issuance costs	545	1,936	8,379
Impairment of intangible asset	—	443	—
Loss from extinguishment of debt	—	12,020	—
Loss on disposal of property and equipment	212	89	141
Provision for excess and obsolete inventory	1,614	1,807	1,090
Other non-cash items	426	200	175
Changes in assets and liabilities:
Accounts receivable, net	(7,628)	(2,075)	(1,788)
Inventories, net	(8,636)	(3,047)	398
Prepaid expenses and other assets	(877)	(1,400)	178
Accounts payable	3,356	787	(294)
Deferred revenue	2,111	2,129	2,574
Other liabilities	14,088	(9,991)	(4,636)
Net cash used in operating activities	(15,417)	(35,210)	(25,201)
Investing activities
Proceeds from NIH Contract	21,036	—	—
Acquisition, net of cash acquired	(5,154)	—	—
Purchases of investments	—	(62,370)	(1,450)
Proceeds from sale of investments	5,010	—	—
Proceeds from maturities of investments	31,800	25,600	6,541
Purchases of property and equipment	(12,717)	(2,531)	(372)
Net cash provided by (used in) investing activities	39,975	(39,301)	4,719
Financing activities
Proceeds from issuance of common stock, net of commissions	20,226	—	59,469
Proceeds from debt issuance	—	55,000	—
Repayment of long-term debt	—	(51,826)	—
Payments of debt and equity issuance cost	(684)	(1,888)	(2,862)
Proceeds from exercise of stock options	451	1,058	208
Proceeds from stock issuance from ESPP	1,323	1,075	1,203
Payments for taxes related to net share settlement of equity awards and other	(459)	(629)	(358)
Net cash provided by financing activities	20,857	2,790	57,660
Effect of foreign exchange rate fluctuations on cash and cash equivalents	385	56	167
Net increase (decrease) in cash, cash equivalents and restricted cash	45,800	(71,665)	37,345
Cash, cash equivalents and restricted cash at beginning of period	23,736	95,401	58,056
Cash, cash equivalents and restricted cash at end of period	$69,536	$23,736	$95,401
Supplemental disclosures of cash flow information
Cash paid for interest	$3,089	$3,542	$5,534
Cash paid for income taxes, net of refunds	$521	$205	$321
Non-cash right-of-use assets and lease liabilities	$36,225	$10,402	$0
Unpaid debt and equity issuance costs	$—	$534	$375
Asset retirement obligations	$325	$312	$314

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
1. Description of Business
Fluidigm Corporation (the Company, Fluidigm, we, our or us) improves life by driving meaningful insights in health and disease. Our innovative technologies explore the biological complexities of disease to advance human health through research, diagnostics and clinical applications. We create, manufacture, and market a range of products and services, including instruments, consumables, reagents and software that are used by researchers and clinical labs worldwide. Our customers are leading academic and government laboratories, as well as pharmaceutical, biotechnology, plant and animal research organizations, and clinical laboratories worldwide. The Company was formerly known as Mycometrix Corporation and changed its name to Fluidigm Corporation in April 2001. Fluidigm Corporation was founded in 1999 and is headquartered in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of December 31, 2020, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts in the consolidated balance sheet and statements of cash flows were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 as of December 31, 2020. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements.
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

Revenue Recognition
We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, including IFCs, assays and reagents. Service revenue is primarily derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. We also generate revenue from development agreements, license and royalty agreements and grants. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities. Research and development cost includes costs associated with development and grant revenue.
We adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method applied to those contracts with unrecognized revenue on the adoption date. We recognize revenue based on the amount of consideration we expect to receive in exchange for the goods and services we transfer to the customer. Our commercial arrangements typically include multiple distinct products and services, and we allocate revenue to these performance obligations based on their relative standalone selling prices. Standalone selling prices (SSP) are generally determined using observable data from recent transactions. In cases where sufficient data is not available, we estimate a product’s SSP using a cost plus a margin approach or by applying a discount to the product’s list price.
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

We also generate revenue from development or collaboration agreements that do not include upfront or milestone-based payments and generally recognize revenue on these types of agreements based on the timing of development activities.
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
We receive grants from various entities to perform research and development activities over contractually defined periods. Grant revenue is not accounted for under ASC 606 Revenue from Contracts with Customers, as the grant agreement is not with a customer. As there is no authoritative U.S. GAAP guidance for grants awarded to for-profit entities, we have applied the guidance in ASC 958 Not-for-Profit Entities by analogy. Revenue is generally recognized provided that the conditions under which the grants were provided have been met and any remaining performance obligations are perfunctory.
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No single customer represented more than 10% of total revenue for 2020, 2019, or 2018, and no single customer represented more than 10% of total accounts receivable at December 31, 2020, or 2019.
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
Inventories, net
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
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $3.1 million, $3.6 million, and $4.2 million, respectively.
Leases
We adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective method. In accordance with Topic 842, we determine if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use (ROU) assets, net and current and non-current operating lease liabilities in our consolidated balance sheets. ROU assets represent our right-to-use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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

Business Combinations, Goodwill, Intangible Assets and Other Long-Lived Assets
We have completed acquisitions of businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided in a business combination, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and estimates of future revenue.
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
In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss equal to the difference would be recorded to goodwill. There were no indicators of impairment in 2020. We did not recognize any impairment of goodwill for any of the periods presented herein.
We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. In the fourth quarter of 2019, we recognized an impairment charge of $0.4 million on patents and licenses that were not used in then current products and were not expected to be used in future product offerings.
Deferred Grant Income
In September 2020, we executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The definitive contract, which amended the letter contract we entered into with the NIH in July 2020 (collectively, the NIH Contract), has a total value of up to $34.0 million upon the achievement of certain milestones. Proceeds from the NIH Contract will be used primarily to expand production capacity.
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
The NIH Contract proceeds used for production capacity expansion meet the definition of grants related to assets as the primary purpose for the payments is to fund the purchase and construction of capital assets to scale up production capacity. Under IAS 20, government grants related to assets are presented in the statement of financial position either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in financial statements are regarded as acceptable alternatives under IAS 20. We have elected to record the grants received as deferred income using the first method.

Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurs when either each milestone has been accepted by NIH or management concludes the conditions of the grant have been substantially met. Deferred income related to production capacity expansion will be amortized over the period of depreciation for the related assets as a reduction of depreciation expense. Deferred income related to reimbursement of operating expenses is recorded as a reduction of those expenses incurred to date.
Convertible Notes
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes). In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for our 2.75% Exchange Convertible Senior Notes due 2034 (2018 Notes). As the 2018 Notes were convertible, at our election, into cash, shares of our common stock, or a combination of cash and shares of our common stock, we accounted for the 2018 Notes under the cash conversion guidance in ASC 470, whereby the embedded conversion option in the 2018 Notes was separated and accounted for in equity. The embedded conversion option value was calculated as the difference between (i) the total fair value of the 2018 Notes and (ii) the fair value of a similar debt instrument excluding the embedded conversion option. We determined an embedded conversion option value of $29.3 million for the 2018 Notes, which was recorded in additional paid-in-capital and which reduced the carrying value of the 2018 Notes. The resulting discount on the 2018 Notes was amortized over the expected term of the 2018 Notes, using the effective interest method through the first note holder put date of February 6, 2023. In the first quarter of 2019, the 2018 Notes were converted into 19.5 million shares of our common stock and the 2018 Notes were retired. We recorded a loss of $9.0 million on the retirement of the 2018 Notes at conversion in the first quarter of 2019. We determined the fair value of the 2018 Notes using valuation techniques that required us to make assumptions related to the implied discount rate.
In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). The majority of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes, leaving approximately $1.1 million of aggregate principal amount of our 2014 Notes outstanding. We recorded a loss of $3.0 million on the extinguishment of the 2014 Notes in the fourth quarter of 2019. This amount represented the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes, including unamortized debt issuance costs.
As the 2019 Notes do not provide a cash conversion feature, the 2019 Notes are recorded as debt in their entirety in accordance with ASC 470. For the 2014, 2018 and 2019 Notes, offering-related costs, including underwriting costs, were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.
See Note 9 for a detailed discussion of the accounting treatment of the transactions and additional information.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and convertible notes. Our cash equivalents, restricted cash, investments, accounts receivable, and accounts payable generally have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2020 and 2019. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 11. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level I: observable inputs such as quoted prices in active markets;
Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and
Level III: unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our cash equivalents, which include money market funds and investments in treasury securities are classified as Level I because they are valued using quoted market prices. Our convertible notes are not regularly traded and it is difficult to estimate a reliable and accurate market price for these securities. The estimated fair values for these securities represent Level III valuations because a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.
Research and Development
We recognize research and development expenses in the period incurred. Research and development expenses consist of personnel costs, independent contractor costs, prototype and materials expenses, allocated facilities and information technology expenses, and related overhead expenses.
Advertising Costs
We expense advertising costs as incurred. We incurred advertising costs of $1.6 million, $3.4 million and $2.2 million during 2020, 2019, and 2018, respectively.
Stock-Based Compensation
We account for stock options, restricted stock units (RSU) and performance stock units (PSU) granted to employees and directors and stock purchases under ESPP based on the fair value of the awards at the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For performance-based stock awards, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.
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
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2018	$(687)	$—	$(687)
Change during the year	69	36	105
Ending balance at December 31, 2019	(618)	36	(582)
Change during the year	730	(36)	694
Ending balance at December 31, 2020	$112	$—	$112

Immaterial amounts of unrealized gains and losses have been reclassified into the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018.
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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	December 31,
	2020	2019	2018
Stock options, restricted stock units and performance stock units	7,507	5,189	4,354
2019 Convertible Notes	18,966	18,966	—
2019 Convertible Notes potential make-whole shares	837	3,182	—
2018 Convertible Notes	—	—	19,035
2018 Convertible Notes potential make-whole shares	—	—	757
2014 Convertible Notes	19	19	916
Total	27,329	27,356	25,062
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
In August 2018, the U.S.-based Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which establishes new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The new guidance became effective for fiscal years beginning after December 15, 2019. The adoption of the new guidance did not have a significant impact on our financial results.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity performs its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The ASU became effective for annual and interim goodwill impairment testing performed for our fiscal year beginning January 1, 2020. The adoption of the new guidance did not have a significant impact on our financial results.
The FASB issued two ASUs related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and (2) in November 2018, ASU 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. These ASUs were effective for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The modified retrospective method is required upon adoption. The adoption of the new guidance resulted in an adjustment of approximately $0.1 million to reduce the accumulated deficit component of stockholders’ equity and decrease current assets by the same amount in our consolidated balance sheet.

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
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the InstruNor acquisition date. Developed technology was valued using a discounted cash flow model for which the most sensitive assumption was revenue growth rate. There have been no measurement period adjustments recognized since the acquisition date. Non-tax deductible goodwill of $2.2 million was calculated as the purchase price less the fair value of the net assets acquired as follows (in thousands):

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

4. NIH Contract
In September 2020, we executed a contract with the NIH (the NIH Contract) for a project under the RADx program. The RADx program provides grants to support a range of new lab-based and point-of-care tests that could significantly increase the number, type and availability of COVID-19 tests. The NIH Contract has a total value of up to $34.0 million upon the achievement of certain milestones. Proceeds from the NIH Contract will be used primarily to expand production capacity and, to a lesser extent, to offset applicable operating expenses. We expect to complete the contract in 2021.
The NIH has the right to terminate the contract for convenience. In the event of termination for convenience, Fluidigm will be paid a percentage of the contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges. In the event of termination for cause due to our default, NIH is not liable for supplies or services not accepted.
If we fail to deliver within the time specified in the contract and the delay is due to Fluidigm’s fault or negligence, we are required to pay liquidated damages in the amount of 33% of the amount(s) already disbursed to date under the contract within six months from the date of termination. We do not currently expect to pay any liquidated damages and are in compliance with the terms of the contract. We are working with the NIH continuously to ensure we are in compliance with the contract requirements and milestones.
The following table summarizes the activity under the NIH Contract through December 31, 2020 (in thousands):

Total grant proceeds reasonably assured	$25,436
Amounts applied against research and development expenses	1,488
Total deferred grant income	$23,948

Short-term deferred grant income	$2,912
Long-term deferred grant income	21,036
Total deferred grant income	$23,948

Funding received	$25,436
Short-term deferred grant income represents future research and development costs expected to be funded by the NIH Contract over the next year, and it is included in other accrued liabilities on the balance sheet at December 31, 2020. The long-term deferred grant income represents the portion of the funding received in 2020 attributable to manufacturing capacity expansion, of which we have incurred $10.2 million of capital expenditures through December 31, 2020. The majority of this amount is included in construction-in-progress, which is included in property and equipment, net in the consolidated balance sheet as of December 31, 2020 (see Note 8).
5. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to last approximately one year from the date of the agreement. We recognized $8.8 million of development revenue from this agreement for the year ended December 31, 2020.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue for the year ended December 31, 2020, 2019, and 2018, respectively, based on geographic area and by source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Geographic Markets:
Americas	$74,586	$47,016	$51,172
EMEA	37,776	40,024	36,617
Asia-Pacific	25,782	30,203	25,175
Total	$138,144	$117,243	$112,964

	Year Ended December 31,
	2020	2019	2018
Source:
Instruments	$45,536	$50,004	$45,491
Consumables	54,408	45,412	48,159
Product revenue	99,944	95,416	93,650
Service revenue	22,579	21,277	19,314
Development revenue	8,865	—	—
Other revenue:
License and royalty revenue	3,163	—	—
Grant revenue	3,593	550	—
Total other revenue	6,756	550	—
Total	$138,144	$117,243	$112,964
Unfulfilled Performance Obligations
We reported $20.0 million of deferred revenue on our December 31, 2019 consolidated balance sheet. During the twelve months ended December 31, 2020, $10.7 million of the opening balance was recognized as revenue and $12.2 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At December 31, 2020, we reported $21.5 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at December 31, 2020 (in thousands):

Fiscal Year	Expected Revenue (1)
2021	$12,492
2022	6,734
2023	3,285
Thereafter	1,634
Total	$24,145
______________________________
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
7. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million and $117.7 million of developed technology. In the first quarter of 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill from the InstruNor acquisition and $5.4 million (Euro 4.9 million) of developed technology (see Note 3). As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change. We are amortizing InstruNor developed technology over 8.0 years.
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
During the first quarter of fiscal 2020, the Company assessed whether the current and potential future impact of the COVID-19 pandemic represented an event which necessitated an impairment review. No impairment was recorded as a result of the quantitative assessment performed. In addition, the Company performed its annual impairment assessment and there were no indicators of impairment identified.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	December 31, 2020
	Gross Amount	Accumulated Amortization and Translation	Net	Weighted-Average Amortization Period
Developed technology	$117,658	$(77,452)	$40,206	9.9 years
Patents and licenses	$11,256	$(9,238)	$2,018	7.5 years

	December 31, 2019
	Gross Amount	Accumulated Amortization and Translation	Net	Weighted-Average Amortization Period
Developed technology	$112,000	$(65,800)	$46,200	10.0 years
Patents and licenses	$11,274	$(8,342)	$2,932	7.8 years
Total amortization expense for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $12.8 million, $12.2 million and $12.3 million, respectively.

Based on the carrying value of intangible assets, net, as of December 31, 2020, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2021	$11,944	$761	$12,705
2022	11,944	678	12,622
2023	11,944	572	12,516
2024	2,144	7	2,151
2025	744	—	744
Thereafter	1,486	—	1,486
Total	$40,206	$2,018	$42,224

8. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$68,520	$21,661
Restricted cash	1,016	2,075
Total cash, cash equivalents, and restricted cash	$69,536	$23,736
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets, and $1.0 million of non-current restricted cash is included in other non-current assets in the consolidated balance sheet as of December 31, 2020.
Inventories, net
Inventories, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Raw materials	$8,292	$6,133
Work-in-process	1,214	659
Finished goods	10,183	7,092
Total inventories, net	$19,689	$13,884
Property and Equipment, net
Property and equipment, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$4,240	$3,997
Laboratory and manufacturing equipment	18,107	19,325
Leasehold improvements	7,203	7,788
Office, furniture and fixtures	1,994	1,824
Property and equipment, gross	31,544	32,934
Less accumulated depreciation and amortization	(23,989)	(24,954)
Construction-in-progress	9,976	76
Property and equipment, net	$17,531	$8,056
Accrued Compensation and Related Benefits
Accrued compensation and related benefits consisted of the following as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Accrued incentive compensation	$7,842	$1,589
Accrued vacation	3,367	2,249
Accrued payroll taxes and other	2,578	1,322
Accrued compensation and related benefits	$13,787	$5,160
Warranties

Activity for our warranty accrual for the years ended December 31, 2020 and 2019, which is included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$1,390	$863
Accrual for current period warranties	1,028	1,386
Warranty costs incurred	(755)	(859)
Ending balance	$1,663	$1,390
9. Convertible Notes and Credit Facility
2014 Senior Convertible Notes (2014 Notes)

In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. We received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is approximately 3.0%. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below. As of December 31, 2020, there was $1.1 million aggregate principal of the 2014 Notes outstanding.
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
The 2018 Notes accrued interest at a rate of 2.75%, payable semi-annually in arrears on February 1 and August 1 of each year. The 2018 Notes were to mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. The initial conversion rate of the 2018 Notes was 126.9438 shares of our common stock, par value $0.001 per share, per $1,000 principal amount of the 2018 Notes (which is equivalent to an initial conversion price of approximately $7.88 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events. Those certain specified events included holders who convert their 2018 Notes voluntarily prior to our exercise of the issuer's conversion option described below or in connection with a make-whole fundamental change prior to February 6, 2023, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2018 Notes.
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
2019 Senior Convertible Notes (2019 Notes)
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds of the 2019 Notes were used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving $1.1 million of the 2014 Notes outstanding. We accounted for the transaction as an extinguishment of debt due to the significance of the change in value of the embedded conversion option, resulting in a $3.0 million loss. The loss on extinguishment of debt was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2019 Notes) and the net carrying value of the 2014 Notes exchanged.
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

Offering-related costs for the 2019 Notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes. The debt issuance costs are amortized over the expected term of the 2019 Notes using the effective interest method through the maturity date of December 1, 2024. The effective rate on the 2019 Notes is 6.2%.
The carrying values of the components of the 2014 Notes and 2019 Notes are as follows (in thousands):

	December 31,
	2020	2019
2.75% 2014 Notes due 2034
Principal amount	$1,079	$1,079
Unamortized debt discount	(16)	(18)
Unamortized debt issuance cost	(4)	(4)
	$1,059	$1,057
5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,835)	(2,236)
	$53,165	$52,764
Net carrying value of all Notes	$54,224	$53,821
2018 Revolving Credit Facility
On August 2, 2018, we entered into a revolving credit facility with Silicon Valley Bank (Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this Borrowing Base, we may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. The Borrowing Base as of December 31, 2020 under the Revolving Credit Facility was $15.0 million. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2020.
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
The Revolving Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased to 5.0% above the otherwise applicable rate of interest. We were in compliance with all the terms and conditions of the Revolving Credit Facility as of December 31, 2020.
10. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.

Operating lease right-of-use assets, net, consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use buildings	$41,132	$6,234
Operating lease right-of-use equipment	89	69
Operating lease right-of-use vehicles	679	355
Total operating lease right-of-use assets, gross	41,900	6,658
Accumulated amortization	(3,786)	(1,798)
Total operating lease right-of-use assets, net	$38,114	$4,860

Operating lease liabilities, current	$2,973	$1,833
Operating lease liabilities, non-current	38,178	4,323
Total operating lease liabilities	$41,151	$6,156

Weighted average remaining lease term (in years)	8.6 years	4.7 years
Weighted average discount rate	11.9%	5.0%
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
The following table presents the components of lease expense for the year-ended December 31, 2020 and 2019, respectively (in thousands):

(in thousands)	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Operating lease cost (including variable costs)	$9,682	$6,093
Variable costs including non-lease component	$2,336	$2,624

Supplemental information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
Operating cash flows from operating leases	$5,265	$4,008

Future minimum lease payments under commenced non-cancelable operating leases are as of December 31, 2020 as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases
2021	$7,565
2022	7,161
2023	7,044
2024	7,196
2025	7,398
Thereafter	31,908
Total future minimum payments	$68,272
Less: imputed interest	(27,121)
Total	$41,151

11. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Restricted Cash
Assets:
Cash	$47,818	$—	$—	$47,818	$47,818	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash and restricted cash	$48,834	$—	$—	$48,834	$47,818	$—	$1,016
Available-for-sale:
Level I:
Money market funds	$20,702	$—	$—	$20,702	$20,702	$—	$—
Subtotal	$20,702	$—	$—	$20,702	$20,702	$—	$—
Total	$69,536	$—	$—	$69,536	$68,520	$—	$1,016

	December, 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Restricted Cash
Assets:
Cash	$16,614	$—	$—	$16,614	$16,614	$—	$—
Cash-restricted	2,075	—	—	2,075	—	—	2,075
Total cash and restricted cash	$18,689	$—	$—	$18,689	$16,614	$—	$2,075
Available-for-sale:
Level I:
Money market funds	$5,047	$—	$—	$5,047	$5,047	$—	$—
U.S. treasury securities	36,942	36	—	36,978	—	36,978	—
Subtotal	$41,989	$36	$—	$42,025	$5,047	$36,978	$—
Total	$60,678	$36	$—	$60,714	$21,661	$36,978	$2,075

There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the years ended December 31, 2020, and 2019.
Based on an evaluation of securities that were in a loss position, we did not recognize any other-than-temporary impairment charges for the years ended December 31, 2020, 2019, and 2018. None of our investments have been in a continuous loss position for more than 12 months. We concluded that the declines in market value of our available-for-sale securities investment portfolio were temporary in nature and did not consider any of our investments to be other-than-temporarily impaired.
Convertible Notes
The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.

The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2019 Notes at December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020			December 31, 2019
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$1,079	$1,059	$1,122	$1,079	$1,057	$1,122
2019 Notes	55,000	53,165	117,899	55,000	52,764	73,975
Total	$56,079	$54,224	$119,021	$56,079	$53,821	$75,097

12. Shareholders’ Equity
2020 At-the-Market Offering
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time, through an “at-the-market” equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds from the sale of such shares of common stock were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
InstruNor Acquisition
In January 2020, we completed the acquisition of all of the outstanding shares of InstruNor (see Note 3). The purchase price was approximately $7.2 million, consisting of $5.2 million in cash and 485,451 shares of our common stock.
Conversion of 2018 Notes
In the first quarter of 2019, we issued 19,460,260 shares of our common stock in connection with the conversion of our 2018 Notes (see Note 9). As a result of this issuance of our common stock, we recorded a total of $133.3 million of equity, which is equivalent to the fair value of the bonds retired.

At December 31, 2020, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000s)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2009 Equity Incentive Plan	19	—	—
2011 Equity Incentive Plan	1,397	5,685	3,273
DVS Sciences Inc. 2010 Equity Incentive Plan	12	—	—
2017 Inducement Award Plan	207	187	—
2017 Employee Stock Purchase Plan	—	—	2,925
	1,635	5,872	6,198

13. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our 2017 Employee Stock Purchase Plan (ESPP) and the grant of stock options, RSUs and PSUs awards under our various stock-based plans. Our board of directors determines the number of awards to grant and also sets vesting criteria.

Generally, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, both subject to the employees’ continued employment. In May 2020, we granted 1.8 million retention RSUs that vest over 3 years with 50% of the RSUs vesting after one year and 25% of the RSUs vesting each year thereafter.
Incentive stock options and non-statutory stock options granted under the 2011 Equity Incentive Plan (2011 Plan) have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. If a participant owns stock representing more than .1 of the voting power of all classes of our stock on the grant date, an incentive stock option awarded to the participant will have a term of no more than five years from the date of grant and an exercise price of at least 1.1 of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either .25 on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.
For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
2011 Equity Incentive Plan
On January 28, 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance units, and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved, the amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved, an increase in the number of shares reserved for issuance under the 2011 Plan of 1.4 million shares.
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

Valuation and Expense Information
We use the Black-Scholes option-pricing model to estimate the fair value of stock options granted under our equity incentive plans. The weighted average assumptions used to estimate the fair value were as follows:

	Year Ended December 31,
	2020	2019	2018
Stock options
Weighted average expected volatility	79.0%	69.5%	68.4%
Weighted average expected term	3.8 years	4.3 years	4.7 years
Weighted average risk-free interest rate	2.6%	1.9%	2.7%
Dividend yield	—	—	—
Weighted-average fair value per share	$2.60	$7.17	$3.45

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

Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2017	1,168	$8.55
RSU granted	1,822	$5.98
RSU released	(945)	$9.63
RSU forfeited	(233)	$8.50
Balance at December 31, 2018	1,812	$7.09
RSU granted	1,808	$8.08
RSU released	(730)	$8.06
RSU forfeited	(339)	$7.80
Balance at December 31, 2019	2,551	$7.43
RSU granted	3,788	$4.06
RSU released	(1,139)	$7.04
RSU forfeited	(338)	$6.24
Balance at December 31, 2020	4,862	$4.98

The total intrinsic value of RSUs vested and released during the year ended December 31, 2020, 2019 and 2018 were approximately $8.0 million, $5.8 million and $6.8 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of December 31, 2020, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $20.0 million. We expect to recognize those costs over a weighted average period of 2.6 years.

2018 Retention Bonus Program
Included in the 2018 RSU activity are 379,593 of grants and releases related to a retention bonus program. As disclosed in our Current Report on Form 8-K filed on February 10, 2017, we previously implemented a company-wide retention bonus incentive program in which our executive officers at the time also participated. The bonus program provides for the payment of cash bonuses to program participants who were employees at the time the plan was implemented and who remain with Fluidigm through January 1, 2019. On September 18, 2018, the compensation committee of our board of directors approved an exchange program for our executive officers and for employees resident in the United States and Canada who are retention bonus program participants. In the exchange program, eligible participants could elect to surrender some or all of their right to receive a cash bonus in exchange for fully vested restricted stock units issued under our 2011 Equity Incentive Plan on the terms described below. Among other reasons, our compensation committee adopted the exchange program to encourage employee stock ownership and to effectively manage cash resources.

Stock Options:

	Number of Options (in 000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1) in (000s)
Balance at December 31, 2017	2,164	$10.41	6.6
Options granted	758	$6.05
Options exercised	(40)	$5.24		$81
Option forfeited	(497)	$16.09
Balance at December 31, 2018	2,385	$7.56	7.8
Options granted	50	$13.08
Options exercised	(197)	$5.43		$1,198
Options forfeited	(211)	$8.73
Balance at December 31, 2019	2,027	$7.78	6.8
Options granted	117	$4.05
Options exercised	(100)	$4.84		$359
Option forfeited	(409)	$9.22
Balance at December 31, 2020	1,635	$7.33	6.2	$834
Vested at December 31, 2020	1,358	$7.66	5.9	$644
Unvested awards at December 31, 2020	277	$5.71	7.8	$190
_________________________
(1)Aggregate intrinsic value as of December 31, 2020 was calculated as the difference between the closing price per share of our common stock on the last trading day of 2020, which was $6.00, and the exercise price of the options, multiplied by the number of in-the-money options.
As of December 31, 2020, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $0.8 million. We expect to recognize those costs over a weighted average period of 1.4 years.
Performance-based Awards
Performance Stock Units with Market Conditions. Beginning in 2018, we granted performance stock units to certain executive officers and senior level employees. The number of performance stock units ultimately earned under these awards is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the applicable three-year performance period. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.

Under FASB ASC Topic 718, the provisions of the performance stock unit awards related to TSR are considered a market condition, and the effects of that market condition are reflected in the grant date fair value of the awards. We used a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date.

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance as at December 31, 2017	—	$—
PSU granted	167	$10.09
PSU released	—	—
PSU forfeited	(12)	$10.09
Balance at December 31, 2018	155	$10.09
PSU granted	401	$16.90
PSU released	—	—
PSU forfeited	(9)	$10.09
Balance at December 31, 2019	547	$15.09
PSU granted	509	$4.82
PSU released	—	—
PSU forfeited	(94)	$14.26
Balance at December 31, 2020	962	$9.74
As of December 31, 2020, the unrecognized compensation costs related to these awards were $3.8 million. We expect to recognize those costs over a weighted average period of 1.4 years.
Performance Stock Units with Performance Conditions. During 2019, we also granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on achieving certain discrete operational milestones, the latest of which is December 31, 2021. As of December 31, 2020, there were approximately 48 thousand units of these awards outstanding with a weighted-average grant date fair value of $6.46 per unit.
2017 Employee Stock Purchase Plan
On August 1, 2017, our stockholders approved our 2017 ESPP at the annual meeting of stockholders. Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our first ESPP offering period began on October 1, 2017 with a shorter offering period ending on November 30, 2017.
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

The offering period of June 1, 2019 to May 31, 2020 had two purchase periods, with one ending November 30, 2019 and the other May 31, 2020. As the fair market value of the common stock at November 30, 2019 was lower than the fair value of the common stock at the beginning of the offering period, the purchase price for the second purchase period was reset based on the lower of the November 30, 2019 price and May 31, 2019 price. The resetting of the purchase price is considered to be a modification of the original terms of the award. Under ASC 718, the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified was approximately $0.3 million. This amount was amortized over the remaining offering period.
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
Total stock-based compensation expense recognized was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
2018 retention bonus program	$—	$—	$2,809
Options, restricted stock units and performance share units	13,428	10,555	7,716
Employee stock purchase plan	1,023	838	498
Total stock-based compensation	$14,451	$11,393	$11,023

14. Income Taxes

Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(46,277)	$(59,900)	$(47,600)
International	(7,824)	(6,805)	(13,820)
Loss before income taxes	$(54,101)	$(66,705)	$(61,420)

Significant components of our benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$(27)
State	(31)	(31)	(19)
Foreign	(2,314)	(568)	(32)
Total current tax (expense) benefit	(2,345)	(599)	(78)
Deferred:
State	—	—	—
Foreign	3,426	2,514	2,485
Total deferred benefit	3,426	2,514	2,485
Total benefit for income taxes	$1,081	$1,915	$2,407

Reconciliation of income taxes at the statutory rate to the benefit from income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax benefit at federal statutory rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	1.7	0.9	2.3
Foreign tax benefit (expense)	(0.9)	(0.1)	(1.1)
Change in valuation allowance	(11.4)	(6.0)	(19.2)
Federal research and development credit	1.1	0.7	1.5
Unrecognized tax benefit	(0.1)	(0.1)	(0.2)
Non-deductible interest/premium	(1.1)	(7.9)	—
Global Intangible Low-Tax Income (GILTI)	(3.9)	(5.6)	—
Net operating loss expiration	(3.3)	—	—
Other, net	(1.1)	—	(0.4)
Effective tax rate	2.0%	2.9%	3.9%

At December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign withholding tax and state taxes that may be due upon future repatriation of earnings is not expected to be significant.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$103,948	$105,702
Reserves and accruals	5,242	3,567
Depreciation and amortization	3,656	3,715
Tax credit carryforwards	18,268	17,267
Stock-based compensation	3,168	2,501
Right-of-use lease liability	9,451	1,097
Total gross deferred tax assets	143,733	133,849
Valuation allowance on deferred tax assets	(131,232)	(130,084)
Total deferred tax assets, net of valuation allowance	12,501	3,765
Deferred tax liabilities:
Fixed assets and intangibles	(12,272)	(14,183)
Right-of-use asset	(8,694)	(783)
Total deferred tax liabilities	(20,966)	(14,966)
Net deferred tax liability	$(8,465)	$(11,201)
We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses since our inception. The valuation allowance increased by $1.1 million and $4.0 million during 2020 and 2019, respectively, and increased by $6.9 million during 2018. The changes in valuation allowance during 2020 and 2019 are mainly due to significant taxable losses and an increase in tax attributes. The changes in valuation allowance during 2019 also includes a release of the valuation allowance against our deferred tax assets in Japan due to achievement of recent profitability and the expectation of future profitability in the jurisdiction, which decreased the valuation allowance by $294 thousand in 2019.

The valuation allowances of $131.2 million and $130.1 million as of December 31, 2020 and 2019, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. We believe it is more likely than not that U.S. federal and state of California deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the federal U.S. and the state of California.
A reconciliation of the beginning and ending amount of the valuation allowance for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

Valuation Allowance
December 31, 2017	$119,228
Charges to earnings	—
Charges to other accounts	6,880
December 31, 2018	126,108
Charges to earnings	—
Charges to other accounts	3,976
December 31, 2019	130,084
Charges to earnings	—
Charges to other accounts	1,142
December 31, 2020	$131,226

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes of $461.6 million, which expire beginning in 2021, and U.S. federal research and development tax credits of $9.6 million, which expire in beginning in 2021 through 2040. As of December 31, 2020, we had net operating loss carryforwards for state income tax purposes of $176.5 million, which expire beginning in 2021 through 2040, and California research and development tax credits of $12.5 million, which do not expire. As of December 31, 2020, we had $3.8 million of foreign net operating loss carryforwards which do not expire.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In 2020, we continued the Section 382 analysis as historically performed through December 31, 2020 and determined that an ownership change did not occur during the current year.

The aggregate changes in the balance of our gross unrecognized tax benefits during 2020, 2019, and 2018 were as follows (in thousands):

December 31, 2017	$7,317
Increases in balances related to tax positions taken during current period	255
Decreases in balances related to tax positions taken during prior period	(228)
December 31, 2018	7,344
Increases in balances related to tax positions during a prior period	155
Increases in balances related to tax positions taken during current period	354
Decreases in balances related to tax positions taken during prior period	(20)
December 31, 2019	7,833
Increases in balances related to tax positions during a prior period	756
Increases in balances related to tax positions taken during current period	441
Decreases in balances related to tax positions taken during prior period	(144)
December 31, 2020	$8,886
Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2020 and 2019. The uncertain taxes payable are recorded as a long-term liability on the balance sheet.
As of December 31, 2020, there were $1.6 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has an immaterial impact on our income taxes.
We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2012 are open to examination in various foreign countries.
15. Employee Benefit Plans
We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2015, we implemented a match formula of 100% up to $2,000 annually, following a 4-year vesting schedule. In 2019, the match was increased to up to $3,000 annually. Employer matching contributions to the 401(k) plan were $0.6 million for the years ended December 31, 2020 and 2019, and $0.4 million for the year ended December 31, 2018.

16. Information About Geographic Areas
We operate in one reporting segment that creates, manufactures, and markets a range of products and services, including instruments, consumables, reagents and software that are used by researchers and clinical labs worldwide. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.
A summary table of our total revenue by geographic areas of our customers and by product and services for the years ended December 31, 2020, 2019 and 2018 is included in Note 6 to the consolidated financial statements.

Sales to customers in the United States represented $72.0 million, or 52%, of total revenues for the year ended December 31, 2020. Sales to customers in the United States represented $43.4 million, or 37%, of total revenues for the year ended December 31, 2019 and $48.1 million, or 43%, for the year ended December 31, 2018.
Sales to customers in China were less than 10% of total revenues for the year ended December 31, 2020. Sales to customers in China represented $15.4 million, or 13%, of total revenues for year ended December 31, 2019, and $14.0 million, or 12%, of total revenues for 2018. Except for China, no other foreign country or jurisdiction had sales in excess of 10% of our total revenue during the years 2020, 2019 and 2018.
No individual customer represented more than 10% of our total revenues for the fiscal years ended December 31, 2020, 2019, and 2018 respectively. Revenues from our five largest customers were 23% for the year ended December 31, 2020 and 17% for both the years ended December 31, 2019 and 2018.
We had long-lived assets consisting of property and equipment, net of accumulated depreciation, and operating lease ROU assets, net of accumulated amortization in the following geographic areas for each year presented (in thousands):

	December 31,
	2020	2019
United States	$35,188	$907
Singapore	12,195	3,618
Canada	6,456	7,474
Asia-Pacific	1,048	243
EMEA	758	674
Total	$55,645	$12,916

The increase in the long-lived assets for the United States as of December 31, 2020 compared to the prior year end is due to a new ten-year lease for our South San Francisco headquarters (see Note 10). The increase in long-lived assets in Singapore is attributable to capital expenditures funded by the NIH Contract (see Note 4).
17. Commitments and Contingencies
Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2020, these commitments were approximately $12.9 million.
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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between

February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company intends to file a motion to dismiss the complaint, which motion is currently due to be filed in early April 2021. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, we review the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible losses can be estimated, we accrue a liability for the estimated loss. We have not recorded any such liabilities. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we continue to reassess the potential liability related to pending claims and litigation and may revise estimates.
18. Quarterly Results of Operations (Unaudited)
Selected quarterly results of operations for the years ended December 31, 2020 and 2019 are as follows (in thousands, except for per share amounts):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$27,617	$26,058	$39,861	$44,608
Product and service gross profit	$13,002	$11,825	$20,799	$22,079
Net loss	$(15,980)	$(13,015)	$(5,999)	$(18,026)
Net loss per share, basic and diluted	$(0.23)	$(0.18)	$(0.08)	$(0.24)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,111	$28,196	$26,496	$32,440
Product and service gross profit	$16,990	$15,363	$13,838	$17,538
Net loss	$(25,465)	$(13,753)	$(12,887)	$(12,685)
Net loss per share, basic and diluted	$(0.44)	$(0.20)	$(0.19)	$(0.18)
19. Subsequent Event
On February 19, 2021, we and the National Institutes of Health entered into a modification of the NIH Contract (see Note 4) (the Modification). The Modification revised the milestones under the NIH Contract to include, in addition to the Advanta Dx SARS-CoV-2 RT-PCR Assay, the development and manufacture of a cartridge-based COVID-19 assay designed to provide a more integrated sample-to-answer workflow. The Modification also extended the period of performance under the NIH Contract through September 30, 2021. The Modification did not change the total NIH Contract value of up to approximately $34.0 million based upon our achievement of milestones.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On February 19, 2021, we and the National Institutes of Health (NIH) entered into a modification (the Modification) of our contract under the NIH Rapid Acceleration of Diagnostics program dated July 30, 2020 and amended September 28, 2020 (the NIH Contract). The Modification revised the milestones under the NIH Contract to include, in addition to the Advanta Dx SARS-CoV-2 RT-PCR Assay, the development and manufacture of a cartridge-based COVID-19 assay designed to provide a more integrated sample-to-answer workflow. The Modification also extended the period of performance under the NIH Contract through September 30, 2021. The Modification did not change the total NIH Contract value of up to approximately $34.0 million based upon our achievement of milestones.
The foregoing description of the Modification does not purport to be complete and is qualified in its entirety by reference to the Modification, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2020
Accounts receivable allowance	$6	$356	$(6)	$356
Year ended December 31, 2019
Accounts receivable allowance	$126	$179	$(299)	$6
Year ended December 31, 2018
Accounts receivable allowance	$391	$162	$(427)	$126

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2020
Warranty allowance	$1,390	$1,028	$(755)	$1,663
Year ended December 31, 2019
Warranty allowance	$863	$1,386	$(859)	$1,390
Year ended December 31, 2018
Warranty allowance	$699	$1,573	$(1,409)	$863

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of February 9, 2011.	10-K	3.2	3/28/2011
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Fluidigm Corporation.	8-K	3.1	8/2/2017
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017
4.2	Description of Securities.	Filed herewith
4.3	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.4	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.5	Form of Global Note (included in Exhibit 4.4).	8-K	4.3	2/4/2014
4.6	Indenture, dated November 22, 2019, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	11/22/2019
4.7	Form of 5.25% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	4.2	11/22/2019
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2	Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated March 20, 2019.	10-Q	10.1	5/7/2019
10.2A	First Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated April 26, 2019.	10-Q	10.2	5/7/2019
10.2B	Second Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated February 25, 2020.	Filed herewith
10.3†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.4	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.5	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.6	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.7#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.7A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.8#	Fluidigm Corporation 2011 Equity Incentive Plan, as amended effective June 23, 2020.	8-K	10.2	6/24/2020
10.8A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.8B#	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan and 2009 Equity Incentive Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017
10.8C#	Forms of U.S. agreements under the 2011 Equity Incentive Plan.	SC TO-I	(d)(2)	8/23/2017
10.8D	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	(d)(3)	8/23/2017
10.8E	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	(d)(4)	8/23/2017
10.8F	UK Sub-plan to the Fluidigm Corporation 2011 Equity Incentive Plan.	SC TO-I	(d)(5)	8/23/2017
10.8G#	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(6)	8/23/2017
10.8H#	Form of Stock Option Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(7)	8/23/2017
10.9#	Fluidigm Corporation 2017 Inducement Award Plan and related form agreements.	8-K	10.1	1/11/2017
10.10#	Fluidigm Corporation 2017 Employee Stock Purchase Plan, as amended and restated effective June 23, 2020.	8-K	10.1	6/24/2020
10.11#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.12†	Second Amended and Restated License Agreement between California Institute of Technology and the registrant, effective as of May 1, 2004.	10-Q	10.2	11/9/2020
10.12A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement between California Institute of Technology and the registrant effective as of May 1, 2004.	10-Q	10.2A	11/9/2020
10.13†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.3	11/9/2020
10.13A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.3A	11/9/2020
10.14†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.4	11/9/2020
10.15†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.5	11/9/2020
10.16†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	10-Q	10.6	11/9/2020

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.17†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.18†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
10.19	Loan and Security Agreement, dated as of August 2, 2018 by and between Fluidigm Corporation and Silicon Valley Bank.	8-K	10.1	8/2/2018
10.19A	Default Waiver and First Amendment to Loan and Security Agreement, dated September 1, 2018, between the Company and Silicon Valley Bank.	10-K	10.13A	2/27/2020
10.19B	Second Amendment to Loan and Security Agreement, dated November 20, 2019, between the Company and Silicon Valley Bank.	8-K	10.2	11/22/2019
10.19C	Third Amendment to Loan and Security Agreement, dated April 21, 2020, between the Company and Silicon Valley Bank.	8-K	10.1	4/22/2020
10.20	Purchase Agreement, dated November 20, 2019, between Fluidigm Corporation and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I thereto.	8-K	10.1	11/22/2019
10.21	Open Market Sale Agreement, dated as of March 4, 2020, between Fluidigm Corporation and Jefferies LLC.	8-K	1.1	3/5/2020
10.22†	Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 28, 2020.	10-Q	10.1	11/9/2020
10.23#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012
10.24#	Fluidigm Corporation 2020 Change of Control and Severance Plan.	10-Q	10.5	8/7/2020
10.25#	Endorsement Split-Dollar Life Insurance Agreement.	10-Q	10.5	11/7/2017
10.26#	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016.	10-Q	10.1	5/8/2018
10.27#	Employment and Severance Agreement, effective as of August 1, 2016, by and between Fluidigm Corporation and Stephen Christopher Linthwaite.	10-Q	10.2	11/9/2016
10.28#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.29#	Offer Letter to Bradley A. Kreger dated February 13, 2018.	10-K	10.18	3/18/2019
10.30#	Offer Letter to Colin McCracken dated April 12, 2019.	Filed herewith
10.31#	Offer Letter to Nick Khadder dated April 6, 2020.	Filed herewith
21.1	Subsidiaries of Fluidigm Corporation.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
 # Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv) or pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

FLUIDIGM CORPORATION

Dated: February 25, 2021	By:	/s/ Stephen Christopher Linthwaite
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

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	February 25, 2021
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Vikram Jog
/s/ Carlos V. Paya	Chairman of the Board of Directors	February 25, 2021
Carlos V. Paya
/s/ Nicolas M. Barthelemy	Director	February 25, 2021
Nicolas M. Barthelemy
/s/ Gerhard F. Burbach	Director	February 25, 2021
Gerhard F. Burbach
/s/ Laura M. Clague	Director	February 25, 2021
Laura M. Clague
/s/ Bill W. Colston	Director	February 25, 2021
Bill W. Colston
/s/ Ana K. Stankovic	Director	February 25, 2021
Ana K. Stankovic