Form 10-Q
period 2021-03-31
FLUIDIGM CORP
filed 2021-05-07
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 74,962,847 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$49,744	$68,520
Accounts receivable (net of allowance of $356 at each of March 31, 2021 and December 31, 2020)	15,412	25,423
Inventories, net	21,892	19,689
Prepaid expenses and other current assets	9,279	4,031
Total current assets	96,327	117,663
Property and equipment, net	23,784	17,531
Operating lease right-of-use asset, net	37,245	38,114
Other non-current assets	4,386	4,680
Developed technology, net	37,000	40,206
Goodwill	106,456	106,563
Total assets	$305,198	$324,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,552	$9,220
Accrued compensation and related benefits	8,693	13,787
Operating lease liabilities, current	3,025	2,973
Other accrued liabilities	15,037	14,794
Deferred revenue, current	14,222	13,475
Total current liabilities	53,529	54,249
Convertible notes, net	53,837	54,224
Deferred tax liability	6,732	8,697
Operating lease liabilities, non-current	37,419	38,178
Deferred revenue, non-current	7,202	7,990
Deferred grant income, non-current	22,167	21,036
Other non-current liabilities	1,374	1,333
Total liabilities	182,260	185,707
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either March 31, 2021 or December 31, 2020	—	—
Common stock: $0.001 par value, 200,000 shares authorized at March 31, 2021 and December 31, 2020; 74,963 and 74,543 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	75	75
Additional paid-in capital	818,776	815,624
Accumulated other comprehensive loss	(331)	112
Accumulated deficit	(695,582)	(676,761)
Total stockholders’ equity	122,938	139,050
Total liabilities and stockholders’ equity	$305,198	$324,757
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue	$24,728	$18,981
Service revenue	6,286	5,186
Development revenue	1,480	—
Other revenue	300	3,450
Total revenue	32,794	27,617
Costs and expenses:
Cost of product revenue	11,663	9,640
Cost of service revenue	2,090	1,525
Research and development	10,753	8,699
Selling, general and administrative	27,608	22,695
Total costs and expenses	52,114	42,559
Loss from operations	(19,320)	(14,942)
Interest expense	(887)	(900)
Other expense, net	(285)	(818)
Loss before income taxes	(20,492)	(16,660)
Income tax benefit	1,671	680
Net loss	$(18,821)	$(15,980)
Net loss per share, basic and diluted	$(0.25)	$(0.23)
Shares used in computing net loss per share, basic and diluted	74,707	70,458
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(18,821)	$(15,980)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(443)	(303)
Net change in unrealized gain (loss) on investments	—	—
Other comprehensive income (loss), net of tax	(443)	(303)
Comprehensive loss	$(19,264)	$(16,283)
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(525)	—	—	(525)
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net loss	—	—	—	—	(18,821)	(18,821)
Other comprehensive loss, net of tax	—	—	—	(443)	—	(443)
Balance as of March 31, 2021	74,963	$75	$818,776	$(331)	$(695,582)	$122,938

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
Issuance of restricted stock, net of shares withheld for taxes, and other	255	—	(146)	—	—	(146)
Cumulative-effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(15,980)	(15,980)
Other comprehensive loss, net of tax	—	—	—	(303)	—	(303)
Balance as of March 31, 2020	70,696	$71	$782,031	$(885)	$(639,721)	$141,496
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(18,821)	$(15,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,677	2,366
Amortization of developed technology	2,983	2,968
Depreciation and amortization	934	1,092
Amortization of debt discounts, premiums and issuance costs	132	140
Lease amortization	151	380
Provision for excess and obsolete inventory	315	195
Other non-cash items	12	(116)
Changes in assets and liabilities:
Accounts receivable, net	9,843	4,730
Inventories, net	(2,896)	(2,280)
Prepaid expenses and other assets	(2,763)	112
Accounts payable	3,363	3,124
Deferred revenue	156	1,040
Other liabilities	(9,987)	(2,066)
Net cash used in operating activities	(12,901)	(4,295)
Investing activities
Acquisition, net of cash acquired	—	(5,154)
Proceeds from NIH Contract	2,000	—
Proceeds from maturities of investments	—	23,644
Purchases of property and equipment	(6,923)	(1,030)
Net cash provided by (used in) investing activities	(4,923)	17,460
Financing activities
Repayment of long-term debt	(501)	—
Payments for taxes related to net share settlement of equity awards and other	(525)	(146)
Payment of debt issuance costs	—	(357)
Net cash used in financing activities	(1,026)	(503)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	74	(331)
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,776)	12,331
Cash, cash equivalents and restricted cash at beginning of period	69,536	23,736
Cash, cash equivalents and restricted cash at end of period	$50,760	$36,067

Supplemental disclosures of cash flow information
Cash paid for interest	$44	$44
Cash paid for income taxes, net of refunds	$1,200	$87
Non-cash right-of-use assets and lease liabilities	$—	$35,465
Asset retirement obligations	$324	$303
See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of March 31, 2021, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts in the condensed consolidated financial statements were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders’ equity, total revenue, total costs and expenses, loss from operations or net loss.
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
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2020 included in our annual report on Form 10-K, filed with the SEC on February 25, 2021.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 as of March 31, 2021. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements.

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
Revenue Recognition
We generate revenue primarily from the sale of our products and services. Product revenue is derived from the sale of instruments and consumables, including integrated fluidic circuits (IFCs), assays and reagents. Service revenue is primarily derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. We also generate revenue from product development agreements, license and royalty agreements and grants. Revenue is reported net of any sales, use and value-added taxes we collect from customers as required by government authorities. Research and development cost includes costs associated with development and grant revenue.
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
Development Revenue
We have entered and may continue to enter into development agreements with third parties that provide for up-front and periodic milestone payments. Our development agreements may include more than one performance obligation. At the inception of the contract, we assess whether each obligation represents a separate performance obligation or whether such obligations should be combined as a single performance obligation. The transaction price for each development agreement is determined based on the amount of consideration we expect to be entitled to for satisfying all performance obligations within the agreement.
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. One customer from whom we derived product revenue exceeded 10% of revenue for the three months ended March 31, 2021. License revenue, recognized as part of a settlement agreement with a party who is not a regular customer, exceeded 10% of total revenue for the three months ended March 31, 2020. No other customer represented more than 10% of revenue during the three months ended March 31, 2021 or during the same period the previous year. There were no customers who represented more than 10% of total billed receivables as of March 31, 2021 or December 31, 2020.
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
Business Combinations, Goodwill, Intangible Assets and Other Long-Lived Assets
We have completed acquisitions of businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided in a business combination, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and estimates of future revenue.
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
In evaluating our goodwill and intangible assets with indefinite lives for indications of impairment, we first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss equal to the difference would be recorded to goodwill. There were no indicators of impairment in 2020 or for the three months ended March 31, 2021. We did not recognize any impairment of goodwill for any of the periods presented herein.
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
Convertible Notes
In February 2014, we closed an underwritten public offering of 2.75% Senior Convertible Notes due 2034 (2014 Notes). In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). As the 2014 Notes and 2019 Notes do not provide for a cash conversion feature, the 2014 Notes and the 2019 Notes are recorded as debt in their entirety in accordance with ASC 470. Offering-related costs, including underwriting costs, were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.
As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of these notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs. The loss is included in other expense, net on the condensed consolidated statement of operations.
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
The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2020	$112	$—	$112
Other comprehensive income (loss)	(443)	—	(443)
Ending balance at March 31, 2021	$(331)	$—	$(331)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020.

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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options, restricted stock units and performance awards	6,974	6,652
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	1,538	4,707
2014 Convertible Notes	10	19
Total	27,488	30,344
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
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

3. NIH Contract
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. The NIH Contract has a total value of up to $34.0 million upon the achievement of certain conditional milestones. The NIH Contract was modified in February 2021, dividing the remaining milestones into multiple discrete milestones expected to be completed in 2021, with no change to the total grant amount. Proceeds from the NIH Contract are being used primarily to expand production capacity and, to a lesser extent, to offset related operating expenses.
The NIH has the right to terminate the NIH Contract for convenience. In the event of termination for convenience, we will be paid a percentage of the NIH Contract price reflecting the percentage of the work performed prior to the notice of termination, plus reasonable charges. In the event of termination for cause due to our default, NIH is not liable for supplies or services not accepted.
If we fail to deliver within the time specified in the NIH Contract and the delay is due to Fluidigm’s fault or negligence, we are required to pay liquidated damages in the amount of 33% of the amount(s) already disbursed to date under the NIH Contract within six months from the date of termination. We are in compliance with the terms of the NIH Contract and do not currently expect to pay any liquidated damages. We are working with the NIH to ensure we remain in compliance with the requirements and milestones of the NIH Contract.

The following table summarizes the activity under the NIH Contract through March 31, 2021 (in thousands):

	March 31, 2021	December 31, 2020
Total value of milestones reasonably assured	$29,936	$25,436
Cumulative amounts applied against operating expenses	(1,951)	(1,488)
Total deferred grant income	$27,985	$23,948

	March 31, 2021	December 31, 2020
Short-term deferred grant income	$5,818	$2,912
Long-term deferred grant income	22,167	21,036
Deferred grant income	$27,985	$23,948

	March 31, 2021	December 31, 2020
Total value of milestones reasonably assured	$29,936	$25,436
Cumulative funding received	(27,436)	(25,436)
Grant receivable from NIH Contract	$2,500	$—
The grant receivable from the NIH Contract is included in prepaid and other current assets on the condensed consolidated balance sheet at March 31, 2021. Short-term deferred grant income represents future research and development costs expected to be funded by the NIH as well as estimated depreciation expense to be incurred over the next twelve months. Short-term deferred grant income is included in other accrued liabilities on the condensed consolidated balance sheet at March 31, 2021. The long-term deferred grant income includes capital expenditure amounts which will be amortized in later periods.
We have incurred $16.1 million of capital expenditures through March 31, 2021. The majority of this amount is included in construction-in-progress, which is included in property and equipment, net in the condensed consolidated balance sheet as of March 31, 2021 (see Note 7).

4. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage, which is expected to be completed in 2021. We recognized $1.5 million of development revenue from this agreement during the three months ended March 31, 2021. Cumulatively, we have recognized $10.3 million of development revenue from this agreement. Unbilled receivables of $2.8 million, which represent revenues recognized in excess of milestones billed through March 31, 2021, are included in prepaid and other current assets on the condensed consolidated balance sheet at March 31, 2021. No development revenue was recognized during the three months ended March 31, 2020.

5. Revenue
Disaggregation of Revenue
The following table presents our revenue for the three months ended March 31, 2021 and 2020, respectively, based on geographic area and by source (in thousands):

	Three Months Ended March 31,
	2021	2020
Geographic Markets:
Americas	$18,523	$14,844
EMEA	9,142	8,096
Asia-Pacific	5,129	4,677
Total revenue	$32,794	$27,617

	Three Months Ended March 31,
	2021	2020
Sources:
Instruments	$7,708	$9,471
Consumables	17,020	9,510
Product revenue	24,728	18,981
Service revenue	6,286	5,186
Development revenue	1,480	—
Other revenue:
License revenue	—	3,100
Grant revenue	300	350
Total other revenue	300	3,450
Total revenue	$32,794	$27,617
Performance Obligations
We reported $21.5 million of deferred revenue in our December 31, 2020 consolidated balance sheet. During the three months ended March 31, 2021, $3.9 million of the opening balance was recognized as revenue and $3.8 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At March 31, 2021, we reported $21.4 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at March 31, 2021 (in thousands):

Fiscal Year	Expected Revenue (1)
2021 remainder of the year	$11,033
2022	8,123
2023	4,584
Thereafter	2,648
Total	$26,388
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

6. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences, Inc. in February 2014, we recognized goodwill of $104.1 million and $112.0 million of developed technology. In January 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill from the InstruNor acquisition and $5.4 million (Euro 4.9 million) of developed technology. As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change.
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
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,689	$(80,689)	$37,000	9.9 years
Patents and licenses	$11,274	$(9,485)	$1,789	7.0 years

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,658	$(77,452)	$40,206	9.9 years
Patents and licenses	$11,274	$(9,256)	$2,018	7.5 years
Total amortization expense for both the three months ended March 31, 2021 and 2020 was $3.2 million.
Based on the carrying value of intangible assets, net, as of March 31, 2021, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2021 remainder of the year	$8,933	$532	$9,465
2022	11,911	678	12,589
2023	11,911	572	12,483
2024	2,111	7	2,118
2025	711	—	711
Thereafter	1,423	—	1,423
Total	$37,000	$1,789	$38,789

7. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$49,744	$68,520
Restricted cash	1,016	1,016
Total cash, cash equivalents and restricted cash	$50,760	$69,536
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of March 31, 2021.
Inventories, net
Inventories consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$9,846	$8,292
Work-in-process	1,083	1,214
Finished goods	10,963	10,183
Total inventories, net	$21,892	$19,689

Property and Equipment, net

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment and software	$4,276	$4,240
Laboratory and manufacturing equipment	18,331	18,107
Leasehold improvements	7,226	7,203
Office furniture and fixtures	2,021	1,994
Property and equipment, gross	31,854	31,544
Less accumulated depreciation and amortization	(24,707)	(23,989)
Construction-in-progress	16,637	9,976
Property and equipment, net	$23,784	$17,531

Accrued Compensation and Related Benefits
Accrued compensation and related benefits consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued incentive compensation	$2,350	$7,842
Accrued vacation	3,634	3,367
Accrued payroll taxes and other	2,709	2,578
Accrued compensation and related benefits	$8,693	$13,787
Warranties
Activity for our warranty accrual for the three months ended March 31, 2021 and 2020, which is included in other accrued liabilities, is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,663	$1,390
Accrual (release) for current period warranties	(150)	227
Warranty costs incurred	(236)	(162)
Ending balance	$1,277	$1,455

8. Convertible Notes and Credit Facility
2014 Senior Convertible Notes (2014 Notes)
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. We received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is 3.0%. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Repurchase provisions for the 2014 Notes permit the holders of the 2014 Notes to require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes in accordance with this provision. We recorded a loss of $9 thousand on the extinguishment of these notes, which is included in other expense, net in our condensed consolidated statement of operations.
We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below, as well as the February 2021 redemption. As of March 31, 2021, there is $0.6 million aggregate principal of the 2014 Notes outstanding.
2018 Senior Convertible Notes (2018 Notes)
In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for 2018 Notes, leaving $51.3 million of the aggregate principal amount of the 2014 Notes outstanding. The 2018 Notes accrued interest at a rate of 2.75% payable semi-annually. The 2018 Notes were set to mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. In the first quarter of 2019, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the bonds were retired.
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
The carrying values of the components of the 2014 Notes and the 2019 Notes are as follows (in thousands):

	March 31, 2021	December 31, 2020
2.75% 2014 Notes due 2034
Principal amount	$578	$1,079
Unamortized debt discount	(9)	(16)
Unamortized debt issuance cost	(2)	(4)
	$567	$1,059
5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,730)	(1,835)
	$53,270	$53,165
Net carrying value of all Notes	$53,837	$54,224
2018 Revolving Credit Facility
In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this Borrowing Base, we may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Total availability under the Revolving Credit Facility as of March 31, 2021 was $13.2 million. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2021.
The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. The interest rate on outstanding loans under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25% . Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. Effective April 21, 2020, the Revolving Credit Facility was amended to extend the maturity date to August 2, 2022.

9. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of March 31, 2021 and December 31, 2020 (in thousands, except for discount rate and lease term):

	March 31, 2021	December 31, 2020
Operating lease right-of-use buildings	$41,097	$41,132
Operating lease right-of-use equipment	86	89
Operating lease right-of-use vehicles	653	679
Total operating lease right-of-use assets, gross	41,836	41,900
Accumulated amortization	(4,591)	(3,786)
Total operating lease right-of-use assets, net	$37,245	$38,114

Operating lease liabilities, current	$3,025	$2,973
Operating lease liabilities, non-current	37,419	38,178
Total operating lease liabilities	$40,444	$41,151

Weighted average remaining lease term (in years)	8.5	8.6
Weighted average discount rate per annum	12.0%	11.9%

10. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$44,442	$—	$—	$44,442	$44,442	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash	$45,458	$—	$—	$45,458	$44,442	$—	$1,016
Available-for-sale:
Level I:
Money market funds	$5,302	$—	$—	$5,302	$5,302	$—	$—
Subtotal	$5,302	$—	$—	$5,302	$5,302	$—	$—
Total	$50,760	$—	$—	$50,760	$49,744	$—	$1,016

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash-unrestricted	$47,818	$—	$—	$47,818	$47,818	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash	$48,834	$—	$—	$48,834	$47,818	$—	$1,016
Available-for-sale:
Level I:
Money market funds	$20,702	$—	$—	$20,702	$20,702	$—	$—
Subtotal	$20,702	$—	$—	$20,702	$20,702	$—	$—
Total	$69,536	$—	$—	$69,536	$68,520	$—	$1,016
There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used, during the three months ended March 31, 2021.
Convertible Notes
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
The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2019 Notes at March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021			December 31, 2020
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$578	$567	$601	$1,079	$1,059	$1,122
2019 Notes	55,000	53,270	94,053	55,000	53,165	117,899
Total	$55,578	$53,837	$94,654	$56,079	$54,224	$119,021

11. Shareholders’ Equity
2020 At-the-Market Offering
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an “at-the-market” equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock pursuant to the Sale Agreement. Our net proceeds from the sale of such shares of common stock were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
InstruNor Acquisition
In January 2020, we completed the acquisition of all of the outstanding shares of InstruNor. The purchase price was approximately $7.2 million, consisting of $5.2 million in cash and 485,451 shares of our common stock. No measurement period adjustments were made after January 2020 and the purchase price allocation has been finalized.
Common Shares Reserved
At March 31, 2021, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2011 Equity Incentive Plan	1,393	5,199	2,517
DVS Sciences Inc. 2010 Equity Incentive Plan	12	—	—
2017 Inducement Award Plan	207	163	—
2017 Employee Stock Purchase Plan	—	—	2,925
	1,612	5,362	5,442

The number of shares available for future issuance reflects performance share units at the maximum number of shares that could be issued under these awards.
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

2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved an increase in the number of shares reserved for issuance under the 2011 Plan of 1.4 million shares. In April 2021, our board of directors authorized an increase of 4.1 million shares reserved for issuance under the 2011 Plan, subject to stockholder approval at our annual meeting of stockholders in May 2021.
Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	4,862	$4.98
RSUs granted	72	$4.89
RSUs released	(368)	$4.84
RSUs forfeited	(83)	$4.53
Balance as of March 31, 2021	4,483	$5.00
As of March 31, 2021, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $17.5 million. We expect to recognize those costs over a weighted average period of 2.4 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2020	1,635	$7.33	6.2	$—
Options granted	—	$—
Options exercised	—	$—		$—
Options forfeited	(23)	$7.87
Balance as of March 31, 2021	1,612	$7.32	6.0	$192
Vested at March 31, 2021	1,417	$7.51	5.8	$162
Unvested awards at March 31, 2021	195	$5.98	7.6	$30
_______
(1)Aggregate intrinsic value as of March 31, 2021 was calculated as the difference between the closing price per share of our common stock on the last trading day of March 31, 2021, which was $4.52, and the exercise price of the options, multiplied by the number of in-the-money options.
As of March 31, 2021, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $0.6 million. We expect to recognize those costs over a weighted average period of 1.3 years.
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
Based on the performance of our stock relative to our defined group of peer companies for the period 2018-2020, PSUs awarded in 2018 vested in 2021 at a rate of 118.6% of target. The performance adjustment in the table below reflects the impact of the above target performance.
Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	962	$9.74
PSU granted	—
Performance adjustment for 2018 awards	21
PSU released	(133)	$10.09
PSU forfeited	—
Balance at March 31, 2021	850	$9.69
As of March 31, 2021, the unrecognized compensation costs related to these awards were $3.1 million. We expect to recognize those costs over a weighted average period of 1.3 years.
Performance Stock Units with Performance Conditions. During 2019, we also granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on achieving certain discrete operational milestones, the latest of which is December 31, 2021. As of March 31, 2021, there were approximately 29 thousand units of these awards outstanding with a weighted-average grant date fair value of $6.46 per unit.
2017 Employee Stock Purchase Plan (ESPP)
Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP program has a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to 10% of their compensation. Employees may not purchase more than $25 thousand of stock for any calendar year. The purchase price at which shares are sold under the ESPP is 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period.
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Restricted stock units, stock options and performance share units	$3,473	$2,112
Employee stock purchase plan	204	$254
Total stock-based compensation	$3,677	$2,366

13. Income Taxes
Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. Our quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
We recorded a tax benefit of $1.7 million and $0.7 million for the three months ended March 31, 2021, and 2020 respectively. For the first quarter of each of 2021 and 2020, our foreign operations recorded a loss. The benefits for all periods were primarily attributable to the tax benefits from the amortization of our acquisition-related deferred tax liabilities and tax benefits from our foreign operations. These benefits were partially offset by state minimum income taxes.

Our tax benefit for income taxes for the periods presented differ from the 21% U.S. Federal statutory rate for the three months ended March 31, 2021 and 2020, respectively, primarily due to maintaining a valuation allowance for most of our deferred tax assets, which primarily consist of net operating loss carryforwards.
Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the three months ended March 31, 2021, and 2020, respectively, we did not recognize any material interest or penalties related to uncertain tax positions.
Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results and future expected financial results. Domestic deferred tax assets have been offset by valuation allowances. Any release of valuation allowances could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in the future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance.

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
A summary table of our total revenue by geographic areas of our customers and by product and services for the three months ended March 31, 2021 and 2020 is included in Note 5 to the condensed consolidated financial statements.
Sales to customers in the United States represented $18.1 million, or 55% of total revenues, and $14.1 million or 51% of total revenues, for the three months ended March 31, 2021 and 2020, respectively. No foreign country or jurisdiction had sales in excess of 10% of total revenues for the three months ended March 31, 2021, or 2020.

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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.

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
Our total revenue for the three months ended March 31, 2021 was $32.8 million compared to $27.6 million for the three months ended March 31, 2020. Our total revenue was $138.1 million in 2020 and $117.2 million in 2019. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2021, our accumulated deficit was $695.6 million.

Recent Developments
The COVID-19 pandemic has given us an opportunity to demonstrate our product capabilities for diagnostics markets and build new accounts, while at the same time accessing a variety of external funding sources to support product development and innovation. Our response to the pandemic has driven more innovation, exposure of our products to new customers around the world, and increased consumables sales.
As vaccines for the coronavirus have become available and the perceived threat of the pandemic recedes, the demand for our COVID-19 testing products has slowed, resulting in a corresponding decline in COVID-19 testing revenue in the first quarter of 2021, compared to the fourth quarter of 2020. As a result of these recent trends and ensuing uncertainties around COVID-19 testing, we now expect our revenue related to COVID-19 testing to further decline in each of the subsequent quarters in 2021 and have lowered our revenue expectations for this year. We expect the improving outlook on our base business (excluding COVID-19 revenues) to partially offset the effect of this decline but at the same time, we are also focused on cost containment and margin improvement and continue to look for alternative, cost-effective funding sources for new product development while mitigating cash usage.
Despite the uncertainties around the demand for COVID-19 testing products, Fluidigm continues to remain focused on growing its business across multiple applications. To date, our solutions span the spectrum from discovery to diagnostics, and we see an avenue for our products to move deeper into clinical applications. We remain focused on bringing leading solutions, with a best-in-class value, throughput and accuracy, to our customers and the market.
For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Form 10-Q.
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
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
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

Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2021 and 2020, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended March 31,
	2021		2020
Revenue:
Total revenue	$32,794	100%	$27,617	100%
Costs and expenses:
Cost of product revenue	11,663	35	9,640	35
Cost of service revenue	2,090	6	1,525	6
Research and development	10,753	34	8,699	31
Selling, general and administrative	27,608	84	22,695	82
Total costs and expenses	52,114	159	42,559	154
Loss from operations	(19,320)	(59)	(14,942)	(54)
Interest expense	(887)	(2)	(900)	(3)
Other expense, net	(285)	(1)	(818)	(3)
Loss before income taxes	(20,492)	(62)	(16,660)	(60)
Income tax benefit	1,671	5	680	2
Net loss	$(18,821)	(57)%	$(15,980)	(58)%

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
Development Revenue. Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments of up to $11.7 million during the development stage. The development stage is expected to be completed in the second half of 2021. We recognized $1.5 million of development revenue from this agreement in the three months ended March 31, 2021 and cumulatively $10.3 million.
We recognize revenue under the Development Agreement using an input method based on our costs incurred relative to the total expected cost which determines the extent of our progress toward satisfaction of our obligations under the agreement. Costs associated with the Development Agreement are recorded in research and development expense in the condensed consolidated statement of operations.
Grant Revenue. We receive grants to perform research and development activities over contractually defined periods. Grant revenue in the current year is attributable to a grant agreement entered into in the second half of 2019, which is expected to end in the first half of 2021. Costs associated with grant agreements are recorded in research and development expense in the condensed consolidated statement of operations.
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
One customer exceeded 10% of total revenue for the three months ended March 31, 2021. License revenue, recognized as part of a settlement agreement with a party who is not a regular customer, exceeded 10% of revenue for the three months ended March 31, 2020. No other customer represented more than 10% of total revenue for the three months ended March 31, 2021 or

2020. Revenues from our five largest customers were 27% of total revenue for the three months ended March 31, 2021 and, excluding the license agreement mentioned above, 15% of revenue for the three months ended March 31, 2020. There was no customer who represented more than 10% of total billed receivables as of March 31, 2021 and December 31, 2020.
The following table presents our revenue by source for the three months ended March 31, 2021 and 2020, and as a percentage of total revenue for the respective periods (in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2021		2020
Revenue:
Instruments	$7,708	24%	$9,471	34%	(19)%
Consumables	17,020	52	9,510	34	79%
Product revenue	24,728	76	18,981	68	30%
Service revenue	6,286	19	5,186	20	21%
Product and service revenue	31,014	95	24,167	88	28%
Development revenue	1,480	4	—	—	NA
Grant revenue	300	1	350	1	(14)%
License revenue	—	—	3,100	11%	(100)%
Total revenue	$32,794	100%	$27,617	100%	19%
The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2021		2020
Americas	$18,523	56%	$14,844	54%	25%
EMEA	9,142	28	8,096	29	13%
Asia-Pacific	5,129	16	4,677	17	10%
Total revenue	$32,794	100%	$27,617	100%	19%

The Americas revenue includes revenue generated in the United States of $18.1 million and $14.1 million for the three months ended March 31, 2021, and 2020 respectively. No foreign country or jurisdiction had sales in excess of 10% of total revenues for the three months ended March 31, 2021 and 2020.

Total revenue. Total revenue increased by $5.2 million or 19%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven primarily by higher product, service and development revenue, partially offset by lower license revenue. Product revenue increased primarily due to COVID-19-related applications which resulted in higher sales of microfluidics consumables.
Americas revenues increased by $3.7 million, or 25%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase includes $5.4 million of higher product and service revenue driven primarily by COVID-19-related opportunities. Americas revenues for the three months ended March 31, 2021 also includes $1.5 million of development revenue and $0.3 million of grant revenue. For the three months ended March 31, 2020, Americas revenues included $3.1 million of license revenue as part of a litigation settlement. In Asia Pacific, higher sales of microfluidics products and mass cytometry consumables were partially offset by lower sales of mass cytometry instruments. Increases in EMEA revenues reflect higher mass cytometry product and service revenues due to stronger instrument placements. A stronger Euro contributed 7 of the 13 percentage point increase in EMEA’s revenue during the three months ended March 31, 2021 and 2 of the 19 percentage point increase in total revenues for the three months ended March 31, 2021 compared to the same period in 2020.
Product and Service Revenue. The following tables present the split of product and service revenue between mass cytometry and microfluidic product categories and as a percentage of the respective category’s total product and service revenue for the respective periods presented (in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2021		2020
Mass cytometry:
Instruments	$4,965	35%	$7,548	50%	(34)%
Consumables	4,575	33%	3,903	27%	17%
Total product revenue	9,540	68%	11,451	77%	(17)%
Service revenue	4,482	32%	3,511	23%	28%
Total product and service revenue	$14,022	100%	$14,962	100%	(6)%

	Three Months Ended March 31,				Year-over Year Change
	2021		2020
Microfluidics:
Instruments	$2,743	16%	$1,923	21%	43%
Consumables	12,445	73%	5,607	61%	122%
Total product revenue	15,188	89%	7,530	82%	102%
Service revenue	1,804	11%	1,675	18%	8%
Total product and service revenue	$16,992	100%	$9,205	100%	85%

Higher microfluidics instrument revenue was attributable to higher unit sales of Biomark and Juno instruments. Higher microfluidics consumables revenue was driven by increases in COVID-19 tests. Mass cytometry revenue was lower due to lower instrument volumes, and to a lesser extent, lower average unit selling prices, partially offset by higher consumables sales. We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Service plan revenues, which are recognized over the life of the service agreement and are not activity-dependent, drove nearly half of the increase in service revenues. As more customers were open during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, we are also seeing increases in parts and repair-related service revenues.
Product and Service Cost, Gross Profit, and Margin
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.
Cost of service revenue includes direct labor hours, overhead, and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments.

The following table presents our product and service cost, product and service gross profit and product and service margin for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2021	2020
Cost of product revenue	$11,663	$9,640	21%
Cost of service revenue	2,090	1,525	37%
Cost of product and service revenue	$13,753	$11,165	23%

Product and service gross profit	$17,261	$13,002	33%
Product and service margin	55.7%	53.8%	1.9	ppt

Product and service margin increased by 1.9 percentage points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Fixed depreciation and amortization costs on a higher revenue base positively impacted margins by 2.8 percentage points. This favorability was partially offset by lower average selling prices of mass cytometry instruments, and product mix, which included lower margin microfluidics instruments.
Operating Expenses
The following table presents our operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2021	2020
Research and development	$10,753	$8,699	24%
Selling, general and administrative	27,608	22,695	22%
Total	$38,361	$31,394	22%

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
Research and development expense increased by $2.1 million, or 24%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Compensation and benefit costs increased by $1.0 million, primarily due to cost attributable to higher headcount and annual merit increases. Consulting costs and laboratory supplies increased by $0.6 million and $0.3 million, respectively, due to development and grant projects. Stock based compensation costs also increased by $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to retention awards granted in the second quarter of 2020.
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
Selling, general and administrative expense increased by $4.9 million, or 22%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Salaries and benefits costs increased by $1.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased headcount and annual merit increases. Commission and incentive compensation costs increased by $1.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Facilities costs increased by approximately $0.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, reflecting higher lease costs associated with a lease on our new corporate headquarters which commenced in March 2020. Stock-based compensation costs increased by $1.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to retention awards granted in the second quarter of 2020. Higher litigation-related expenses were offset by lower travel costs.
Interest Expense and Other Expense, Net
The following table presents these items for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2020	2019
Interest expense	$(887)	$(900)	(1)%
Other expense, net	(285)	(818)	(65)%
Total	$(1,172)	$(1,718)	(32)%
Interest expense consists primarily of interest on our convertible debt. Other expense, net of $0.3 million for the three months ended March 31, 2021 is primarily attributable to $0.4 million of foreign exchange losses, partially offset by interest income. Other expense, net for the three months ended March 31, 2021 also includes a $9 thousand loss on the repurchase of the 2014 Notes. Other expense, net of $0.8 million for the three months ended March 31, 2020 includes $1.0 million of foreign exchange losses partially offset by $0.2 million of interest income.
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
We recorded a tax benefit of $1.7 million, for an effective tax rate of 8.2%, for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded a tax benefit of $0.7 million for an effective tax rate of 4.1%. The benefit increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to higher pre-tax losses from our foreign operations compared to the same period last year.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2021, our principal sources of liquidity consisted of $49.7 million of cash and cash equivalents, as well as $1.0 million of restricted cash and $13.2 million of availability under our Revolving Credit Facility.
The following table presents our cash flow summary for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flow summary:
Net cash used in operating activities	$(12,901)	$(4,295)
Net cash provided by (used in) investing activities	(4,923)	17,460
Net cash used in financing activities	(1,026)	(503)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	74	(331)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,776)	$12,331
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

Net cash used in operating activities in the three months ended March 31, 2021 was $12.9 million and consisted of net loss of $18.8 million, adjusted for non-cash items of $8.2 million and cash used in assets and liabilities, net, of $2.3 million. Non-cash items included stock-based compensation expense of $3.7 million, amortization of developed technology of $3.0 million, depreciation and amortization of $0.9 million, a provision for excess and obsolete inventory of $0.3 million, lease amortization of $0.2 million, and a variety of smaller items. The cash used in assets and liabilities, net was primarily due to a decrease of other liabilities of $10.0 million, an increase in prepaid expenses and other assets of $2.8 million, and an increase of inventories, net of $2.9 million. These uses of funds were partially offset by a decrease in accounts receivable, net, of $9.8 million, an increase in accounts payable of $3.4 million, and an increase in deferred revenue of $0.2 million.
Net cash used in operating activities for the three months ended March 31, 2020 was $4.3 million and consisted of net loss of $16.0 million, adjusted for non-cash items of $7.0 million, and cash provided by assets and liabilities, net, of $4.7 million. Non-cash items primarily included an amortization of developed technology of $3.0 million, stock-based compensation expense of $2.4 million, depreciation and amortization of $1.1 million, lease amortization of $0.4 million, and a variety of smaller items. The cash provided by assets and liabilities, net was primarily due to a decrease in accounts receivable, net of $4.7 million, an increase in accounts payable of $3.1 million, and an increase in deferred revenue of $1.0 million, partially offset by an increase of inventory, net of $2.3 million and a decrease in other liabilities of $2.1 million.
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
Net cash used in investing activities in the three months ended March 31, 2021 was $4.9 million. Capital expenditures of $6.9 million were incurred primarily to expand our production in Singapore. We also received proceeds from the NIH Contract of $2.0 million.
Net cash provided by investing activities in the three months ended March 31, 2020 was $17.5 million, which was mainly due to proceeds of maturities of investments of $23.6 million, and partially offset by the acquisition of InstruNor AS, net of cash acquired of $5.2 million.
Net Cash Used in Financing Activities
We used cash in financing activities of $1.0 million during the three months ended March 31, 2021, which was primarily due to the repurchase of $0.5 million of 2014 Notes and payments for income tax withholding related to net share settlement of equity awards of $0.5 million.
We used cash in financing activities of $0.5 million during the three months ended March 31, 2020, which was primarily due to payments of debt issuance costs of $0.4 million for the November 2019 issuance of the 2019 Notes.
Capital Resources
At March 31, 2021 and December 31, 2020, our working capital, excluding deferred revenues and restricted cash, was $57.0 million and $76.9 million, respectively, including cash and cash equivalents of $49.7 million and $68.5 million, respectively. We had no investments as of March 31, 2021 and December 31, 2020.
In February 2014, we closed an underwritten public offering of our 2014 Notes. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2021, holders of $0.5 million of the 2014 Notes caused us to repurchase their notes in accordance with this provision leaving $0.6 million of 2014 Notes outstanding.
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
The foregoing summaries of the 2014 Notes and the 2019 Notes are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the SEC.
In March 2020, we entered into the Sale Agreement with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through the ATM equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock, pursuant to the Sale Agreement. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
On August 2, 2018, we entered into our Revolving Credit Facility with Silicon Valley Bank (SVB), with a maturity date of August 2, 2020. The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. The Revolving Credit Facility was amended and extended on April 21, 2020. The amendment extends the maturity date by two years, to August 2, 2022. We also amended the interest rate to be the greater of (i) prime rate (as customarily defined), plus 0.50%, floating, and (ii) 5.25%. Interest on any outstanding loans continues to be due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. Amounts drawn under the Revolving Credit Facility will be used for working capital and general corporate purposes.
As of March 31, 2021, total availability under the Revolving Credit Facility was $13.2 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Revolving Credit Agreement governing the Revolving Credit Facility. See Note 8 to our condensed consolidated financial statements for more information about the Revolving Credit Facility.
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
Other than as disclosed above, there have been no material changes during the three months ended March 31, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2021, we had a foreign currency loss of $0.4 million compared to a foreign currency loss of $1.0 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $49.7 million as of March 31, 2021. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held no investments in treasury securities at March 31, 2021. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this quarterly report on Form 10-Q. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, global sociopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations, or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.
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
•We rely on single and sole source suppliers for some of the components and materials used in our products.
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
•Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020 and for the AZOVA COVID-19 Test Collection Kit in February 2021, these authorizations are only valid during the COVID-19 public health emergency.
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
•The forum selection provision in our bylaws could limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.
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
•shortages or delays in the supply of components and materials used in our products; and
•increased volatility in our stock price due to financial market instability.
In addition to its negative impact on some aspects of our business, the COVID-19 pandemic has been a source of opportunity for our diagnostics business, opening up external funding sources to support innovation and product development and resulting in increased revenues due to sales of our Advanta Dx SARS-CoV-2 RT-PCR test and related sales of our microfluidics instruments. However, as vaccines for the coronavirus have become available and the perceived threat of the pandemic recedes, the demand for our COVID-19 testing products has slowed, resulting in a corresponding decline in COVID-19 revenue. As a result of these trends, we have lowered our revenue expectations for 2021. If our revenues decline more than expected, we may be required implement cost control initiatives as the year progresses, and may be required to raise additional financing to support our investment priorities. Additional details concerning these risks are provided in the risk factors below, including under “Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition,” and “Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.”
The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread of the disease, the duration of the public health emergency, and actions taken in the United States and elsewhere to contain the virus and prevent new outbreaks, such as social distancing and quarantines, business closures or business disruptions.
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
As the COVID-19 pandemic continues to affect our operating and financial results, it may also have the effect of heightening many of the other risks described in our other risk factors below. COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results, particularly if the pandemic and its associated impacts reoccur in the coming months.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $53.0 million, $64.8 million and $59.0 million during the years 2020, 2019, and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $695.6 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
We rely on a limited number of third-party suppliers for some of the components and materials used in our products, and the loss of any of these suppliers, or delays or problems in the supply of components and materials could harm our business.
We rely on a limited number of third-party suppliers for certain components and materials used in our products, including single and sole source suppliers. Additionally, several of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long-term contracts with our suppliers of these components and materials or our assembly service providers. The loss of a single or sole source supplier of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply, if at all:
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
To use our products—our Biomark, EP1, Helios/CyTOF 2, and Hyperion systems in particular—customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.
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
Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020 and for the AZOVA COVID-19 Test Collection Kit in February 2021, these authorizations are only valid during the COVID-19 public health emergency, and when the federally declared public health emergency ends, we will be required to stop commercial distribution of our assay and the collection kit immediately in the United States unless we comply with FDA requirements, which may include obtaining FDA clearance or approval for our assay under a traditional regulatory pathway for in vitro diagnostics, which is lengthy and expensive.
Under section 564 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used during a public health emergency under an EUA. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA will specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances exist justifying the authorization of the emergency use is terminated under Section 564(b)(2) of the FD&C Act or the EUA is revoked under Section 564(g) of the FD&C Act, after which the product must be cleared or approved by the FDA under a traditional pathway as defined by the FDA and we must comply with the FDA quality system regulations in order to remain on the market or to continue commercialization of the product.
In August 2020, the FDA granted EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens from individuals suspected by their healthcare providers of having COVID-19, with the use of the assay limited to CLIA high complexity laboratories. Four supplements have been submitted and authorized as follows: S001 for addition of the FDA Reference Panel Results, S002 for software updates and labeling changes, S003 for addition of alternative source of targets and labeling updates, and S004 for addition of AZOVA home collection kit. In February 2021, the FDA granted EUA for the AZOVA COVID-19 Test Collection Kit, which is authorized for self-collection of saliva specimens at home, for use with the Advanta Dx SARS-CoV-2 RT-PCR Assay. As set forth in each EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of Advanta Dx SARS-CoV-2 RT-PCR and the AZOVA COVID-19 Test Collection Kit could be adversely impacted. In addition, the FDA will revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test does not meet the conditions of authorization or perform as provided in the EUA application. We cannot predict how long this EUA will remain effective. The termination or revocation of the EUA and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations. The demand for our product and our profitability may decline or be adversely impacted by the federal government’s implementation of a national COVID-19 testing strategy. Given the uncertain nature of the COVID-19 pandemic and future legislation and regulation in this space, we can provide no assurance with respect to our ability to achieve or sustain profitability on a quarterly or annual basis.
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
Except for the Advanta Dx SARS-CoV-2 RT-PCR Assay and the AZOVA COVID-19 Test Collection Kit authorized by the FDA under an EUA granted in August 2020 and February 2021, respectively, our other products are currently labeled, promoted and sold to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, contract research organizations, and biopharmaceutical, biotechnology, and plant and animal research companies as “research use only” (RUO), and are not designed, or intended to be used, for clinical diagnostic tests or as medical devices as currently marketed. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
We are currently registered with the FDA as a medical device manufacturer, with the reagents for the Advanta Dx SARS-CoV-2 RT-PCR Assay listed as our sole medical device product. As noted in the issued EUA for the Advanta Dx SARS-CoV-2 RT-PCR Assay and the AZOVA COVID-19 Test Collection Kit, the FDA has waived certain quality system requirements under 21 CFR Part 820 for the duration of the EUA. We may in the future list some of our other products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment if we pursue clinical applications for such equipment. While this regulatory classification is generally exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (QSRs), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. If we do not comply with all the requirements of the EUA or the normal regulatory requirements for any of our medical device products, including additional regulatory requirements that would apply to the Advanta Dx SARS-CoV-2 RT-PCR Assay and the AZOVA COVID-19 Test Collection Kit after the expiration or termination of the EUA, we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions, any of which may adversely impact our business, financial condition and results of operations. Compliance with additional or changing regulatory requirements can be time-consuming and costly.
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
In August 2020, as part of the U.S. government’s efforts to combat COVID-19 and consistent with the direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidances and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act, or the PREP Act. Following this HHS announcement, the FDA announced in October 2020 that it will no longer review EUA requests for COVID-19 LDTs at this time and will continue to prioritize review of EUA requests for point-of-care tests, home collection tests, at-home tests, tests that reduce reliance on test supplies, and high-throughput tests that are widely distributed. While these actions by HHS and the FDA are expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as legislation and executive orders by the Biden administration and state governments and FDA regulation will impact the industry, including our business and that of our customers. In an FDA FAQ updated on January 13, 2021, FDA indicated that it is reviewing EUA requests from laboratories that offer COVID-19 diagnostic tests and appears to take a different position from the HHS rescission policy. HHS’s policy and the FDA’s position with respect to LDTs in the short term and in general in the long-term may change, especially as the leadership at FDA changes under the Biden administration. Congress recently introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. The adoption of new restrictions on IVDs, LDTs, or RUOs, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers.
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
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our condensed consolidated financial statements. As of March 31, 2021, we had approximately $145.2 million of goodwill and net intangible assets, including approximately $106.5 million of goodwill and $38.8 million of net intangible assets. These assets represent a significant portion of the assets recorded on our condensed consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
We have significant outstanding convertible debt. As of March 31, 2021, we had outstanding $0.6 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes (2014 Notes Indenture), holders of the 2014 Notes may require us to repurchase all or a portion of the 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
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
In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. As discussed in the Legal Proceedings section of this quarterly report on Form 10-Q, a class action securities lawsuit against us is currently pending. While we are continuing to defend such action vigorously, the defense of this action and any additional actions can be costly, divert the time and attention of our management, and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.
The forum selection provision in our bylaws could limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.
Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty;
•any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings.
It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1*	Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 28, 2020 and February 18, 2021.	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
(1)In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUIDIGM CORPORATION

Dated: May 7, 2021	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: May 7, 2021	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer