Form 10-Q
period 2021-06-30
FLUIDIGM CORP
filed 2021-08-06
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, there were 76,166,978 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$30,863	$68,520
Accounts receivable (net of allowance of $356 at each of June 30, 2021 and December 31, 2020)	15,666	25,423
Inventories, net	25,074	19,689
Prepaid expenses and other current assets	6,603	4,031
Total current assets	78,206	117,663
Property and equipment, net	27,718	17,531
Operating lease right-of-use asset, net	38,717	38,114
Other non-current assets	4,106	4,680
Developed technology, net	34,082	40,206
Goodwill	106,486	106,563
Total assets	$289,315	$324,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,224	$9,220
Accrued compensation and related benefits	8,293	13,787
Operating lease liabilities, current	2,971	2,973
Other accrued liabilities	8,682	11,882
Deferred grant income, current	7,703	2,912
Deferred revenue, current	13,975	13,475
Total current liabilities	52,848	54,249
Convertible notes, net	53,943	54,224
Deferred tax liability	6,700	8,697
Operating lease liabilities, non-current	39,061	38,178
Deferred revenue, non-current	6,506	7,990
Deferred grant income, non-current	20,531	21,036
Other non-current liabilities	276	1,333
Total liabilities	179,865	185,707
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either June 30, 2021 or December 31, 2020	—	—
Common stock: $0.001 par value, 200,000 shares authorized at June 30, 2021 and December 31, 2020; 76,166 and 74,543 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	76	75
Additional paid-in capital	822,383	815,624
Accumulated other comprehensive loss	(284)	112
Accumulated deficit	(712,725)	(676,761)
Total stockholders’ equity	109,450	139,050
Total liabilities and stockholders’ equity	$289,315	$324,757
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$22,627	$17,405	$47,355	$36,386
Service revenue	6,627	5,140	12,913	10,326
Development revenue	850	3,000	2,330	3,000
Other revenue	914	513	1,214	3,963
Total revenue	31,018	26,058	63,812	53,675
Costs and expenses:
Cost of product revenue	12,730	9,483	24,393	19,123
Cost of service revenue	1,867	1,237	3,957	2,762
Research and development	9,441	8,448	20,194	17,147
Selling, general and administrative	24,248	20,616	51,856	43,311
Total costs and expenses	48,286	39,784	100,400	82,343
Loss from operations	(17,268)	(13,726)	(36,588)	(28,668)
Interest expense	(896)	(897)	(1,783)	(1,797)
Other income (expense), net	504	463	219	(355)
Loss before income taxes	(17,660)	(14,160)	(38,152)	(30,820)
Income tax benefit	517	1,145	2,188	1,825
Net loss	$(17,143)	$(13,015)	$(35,964)	$(28,995)
Net loss per share, basic and diluted	$(0.23)	$(0.18)	$(0.48)	$(0.41)
Shares used in computing net loss per share, basic and diluted	75,452	70,916	75,084	70,691
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,143)	$(13,015)	$(35,964)	$(28,995)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	47	109	(396)	(194)
Net change in unrealized gain (loss) on investments	—	(33)	—	(33)
Other comprehensive income (loss), net of tax	47	76	(396)	(227)
Comprehensive loss	$(17,096)	$(12,939)	$(36,360)	$(29,222)
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(525)	—	—	(525)
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net loss	—	—	—	—	(18,821)	(18,821)
Other comprehensive loss, net of tax	—	—	—	(443)	—	(443)
Balance as of March 31, 2021	74,963	$75	$818,776	$(331)	$(695,582)	$122,938
Issuance of restricted stock, net of shares withheld for taxes, and other	1,028	1	(1,028)			(1,027)
Issuance of common stock under ESPP	139	—	685			685
Issuance of common stock from option exercises	36	—	209			209
Stock-based compensation expense			3,741			3,741
Net loss					(17,143)	(17,143)
Other comprehensive loss, net of tax				47		47
Balance as of June 30, 2021	76,166	$76	$822,383	$(284)	$(712,725)	$109,450

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
Issuance of restricted stock, net of shares withheld for taxes, and other	255	—	(146)	—	—	(146)
Cumulative-effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(15,980)	(15,980)
Other comprehensive loss, net of tax	—	—	—	(303)	—	(303)
Balance as of March 31, 2020	70,696	$71	$782,031	$(885)	$(639,721)	$141,496
Issuance of restricted stock, net of shares withheld for taxes, and other	286	—	(116)	—	—	(116)
Issuance of common stock under ESPP	301	—	645	—	—	645
Stock-based compensation expense	—	—	3,633	—	—	3,633
Net loss	—	—	—	—	(13,015)	(13,015)
Other comprehensive income, net of tax	—	—	—	76	—	76
Balance as of June 30, 2020	71,283	$71	$786,193	$(809)	$(652,736)	$132,719
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(35,964)	$(28,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,418	6,000
Amortization of developed technology	5,965	5,936
Depreciation and amortization	1,851	2,016
Amortization of debt discounts, premiums and issuance costs	211	275
Lease amortization	265	1,331
Provision for excess and obsolete inventory	1,248	306
Loss on disposal of property and equipment	—	148
Other non-cash items	63	136
Changes in assets and liabilities:
Accounts receivable, net	9,419	9,055
Inventories, net	(7,489)	(4,892)
Prepaid expenses and other assets	(2,593)	(706)
Accounts payable	1,903	3,136
Deferred revenue	(619)	1,965
Accrued compensation and related benefits	(5,359)	1,496
Other liabilities	(3,884)	(4,292)
Net cash used in operating activities	(27,565)	(7,085)
Investing activities
Acquisition, net of cash acquired	—	(5,154)
Proceeds from NIH Contract	2,000	—
Proceeds from sale of investments	—	5,011
Proceeds from maturities of investments	—	29,400
Purchases of property and equipment	(11,095)	(1,671)
Net cash provided by (used in) investing activities	(9,095)	27,586
Financing activities
Repayment of long-term debt	(501)	—
Proceeds from exercise of stock options	209	—
Proceeds from stock issuance from ESPP	685	645
Payments for taxes related to net share settlement of equity awards and other	(1,552)	(262)
Payment of debt issuance costs	—	(375)
Net cash provided by (used in) financing activities	(1,159)	8
Effect of foreign exchange rate fluctuations on cash and cash equivalents	162	(205)
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,657)	20,304
Cash, cash equivalents and restricted cash at beginning of period	69,536	23,736
Cash, cash equivalents and restricted cash at end of period	$31,879	$44,040

Supplemental disclosures of cash flow information
Cash paid for interest	$1,520	$1,531
Cash paid for income taxes, net of refunds	$1,418	$194
Non-cash right-of-use assets and lease liabilities	$2,241	$36,039
Asset retirement obligations	$703	$316
See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of June 30, 2021, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
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
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2020 included in our annual report on Form 10-K, filed with the SEC on February 25, 2021.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 as of June 30, 2021. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements.

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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. One customer from whom we derived product and development revenue exceeded 10% of total revenue for the three months ended June 30, 2020. No customer represented more than 10% of total revenue for the three months ended June 30, 2021 or for the six months ended June 30, 2021 and 2020. There were no customers with outstanding trade receivable balances that represented more than 10% of total billed receivables as of June 30, 2021 or December 31, 2020.
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

Leases
We determine if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use (ROU) assets and current and non-current operating lease liabilities in our condensed consolidated balance sheets. ROU assets represent our right-to-use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use an incremental collateralized borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurs when either each milestone has been accepted by NIH or management concludes the conditions of the grant have been substantially met. Deferred grant income related to production capacity expansion will be amortized over the period of depreciation for the related assets as a reduction of depreciation expense. Deferred grant income related to reimbursement of operating expenses is recorded as a reduction of those expenses incurred to date. Any grant proceeds that exceed the cost of the capital expenditures and expenses expected to be incurred at the completion of the NIH Contract will be reflected in other income.
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
The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2021 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2020	$112	$—	$112
Other comprehensive income (loss)	(443)	—	(443)
Ending balance at March 31, 2021	$(331)	$—	$(331)
Other comprehensive income (loss)	47	—	47
Ending balance at June 30, 2021	$(284)	$—	$(284)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and six months ended June 30, 2021.
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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2021	2020
Stock options, restricted stock units and performance awards	7,944	8,237
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	809	2,412
2014 Convertible Notes	10	19
Total	27,729	29,634
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
3. NIH Contract
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. The NIH Contract has a total value of up to $34.0 million upon the achievement of certain conditional milestones. The NIH Contract was modified in February 2021 to divide the remaining milestones into multiple discrete milestones, and modified again in May 2021 to change the due dates for some milestones. The milestones are expected to be completed in 2021 and no change was made to the total grant amount under the 2021 modifications. Proceeds from the NIH Contract are being used primarily to expand production capacity and, to a lesser extent, to offset related operating expenses.
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
The following table summarizes the activity under the NIH Contract through June 30, 2021 (in thousands):

	June 30, 2021	December 31, 2020
Total value of milestones reasonably assured	$31,436	$25,436
Cumulative amounts applied against operating expenses	(3,202)	(1,488)
Total deferred grant income	$28,234	$23,948

Short-term deferred grant income	$7,703	$2,912
Long-term deferred grant income	20,531	21,036
Deferred grant income	$28,234	$23,948

Total value of milestones reasonably assured	$31,436	$25,436
Cumulative funding received	(30,936)	(25,436)
Grant receivable from NIH Contract	$500	$—
The grant receivable from the NIH Contract is included in prepaid expenses and other current assets on the condensed consolidated balance sheet at June 30, 2021. Short-term deferred grant income represents amounts expected to be recognized in income over the next twelve months, including estimated depreciation expense. The long-term deferred grant income includes capital expenditure amounts which will be amortized in later periods.
We expect to incur an aggregate $23.0 million of capital expenditures associated with the NIH Contract and have incurred $20.1 million of such capital expenditures through June 30, 2021. The majority of this amount is included in construction-in-progress, which is included in property and equipment, net in the condensed consolidated balance sheet as of June 30, 2021 (see Note 7).
4. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments during the development stage, which is expected to be completed in 2021. We recognized $0.9 million and $2.3 million of development revenue from this agreement during the three and six months ended June 30, 2021, respectively. During the three months ended June 30, 2020, we recognized $3.0 million of revenue. Cumulatively, we have recognized $11.1 million of development revenue associated with the agreement and expect to recognize another $0.1 million upon completion of the Development Agreement. Unbilled receivables, which represent revenues recognized in excess of milestones billed, totaled $2.1 million as of June 30, 2021, and are included in prepaid expenses and other current assets on our condensed consolidated balance sheet.

5. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by geographic region and by source for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Geographic Markets:
Americas	$16,120	$13,940	$34,643	$28,784
EMEA	9,220	6,557	18,362	14,653
Asia-Pacific	5,678	5,561	10,807	10,238
Total revenue	$31,018	$26,058	$63,812	$53,675

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sources:
Instruments	$10,179	$8,577	$17,887	$18,048
Consumables	12,448	8,828	29,468	18,338
Product revenue	22,627	17,405	47,355	36,386
Service revenue	6,627	5,140	12,913	10,326
Development revenue	850	3,000	2,330	3,000
Other revenue:
License revenue	93	63	93	3,163
Grant revenue	821	450	1,121	800
Total other revenue	914	513	1,214	3,963
Total revenue	$31,018	$26,058	$63,812	$53,675

Performance Obligations
We reported $21.5 million of deferred revenue on our December 31, 2020 consolidated balance sheet. During the six months ended June 30, 2021, $7.2 million of the opening balance was recognized as revenue and $6.2 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At June 30, 2021, we reported $20.5 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at June 30, 2021 (in thousands):

Fiscal Year	Expected Revenue (1)
2021 remainder of the year	$8,079
2022	8,918
2023	4,879
Thereafter	2,869
Total	$24,745
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

6. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences in February 2014, we recognized $104.1 million of goodwill and $112.0 million of developed technology. In connection with our acquisition of InstruNor in January 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill and $5.4 million (Euro 4.9 million) of developed technology. As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change.
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the ongoing global COVID-19 pandemic and macroeconomic developments to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of our reporting unit or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. There have been no indicators of impairment in the first half of 2021.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	June 30, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,762	$(83,680)	$34,082	9.9 years
Patents and licenses	$11,260	$(9,662)	$1,598	7.0 years

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,658	$(77,452)	$40,206	9.9 years
Patents and licenses	$11,256	$(9,238)	$2,018	7.5 years
Total amortization expense for both the three and six months ended June 30, 2021 and June 30, 2020 was $3.2 million and $6.4 million, respectively.
Based on the carrying value of intangible assets as of June 30, 2021, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2021 remainder of the year	$5,960	$340	$6,300
2022	11,920	678	12,598
2023	11,920	572	12,492
2024	2,120	8	2,128
2025	720	—	720
Thereafter	1,442	—	1,442
Total	$34,082	$1,598	$35,680

7. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$30,863	$68,520
Restricted cash	1,016	1,016
Total cash, cash equivalents and restricted cash	$31,879	$69,536
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of June 30, 2021.
Inventories, net
Inventories consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$11,009	$8,292
Work-in-process	973	1,214
Finished goods	13,092	10,183
Total inventories, net	$25,074	$19,689

Property and Equipment, net

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment and software	$4,306	$4,240
Laboratory and manufacturing equipment	18,406	18,107
Leasehold improvements	7,788	7,203
Office furniture and fixtures	2,031	1,994
Property and equipment, gross	32,531	31,544
Less accumulated depreciation and amortization	(25,331)	(23,989)
Construction-in-progress	20,518	9,976
Property and equipment, net	$27,718	$17,531

The majority of the amounts included in construction-in-progress are related to the NIH Contract (see Note 3).

Accrued Compensation and Related Benefits
Accrued compensation and related benefits consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued incentive compensation	$2,335	$7,842
Accrued vacation	3,744	3,367
Accrued payroll taxes and other	2,214	2,578
Accrued compensation and related benefits	$8,293	$13,787
Warranties
Accrued warranty is included in other current liabilities on our condensed consolidated balance sheet. Activity for our warranty accrual for the six months ended June 30, 2021 and 2020 is summarized below (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$1,663	$1,390
Accrual (release) for current period warranties	220	419
Warranty costs incurred	(522)	(277)
Ending balance	$1,361	$1,532

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
We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below, as well as the February 2021 redemption. As of June 30, 2021, there is $0.6 million aggregate principal of the 2014 Notes outstanding.
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
2019 Senior Convertible Notes (2019 Notes)
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the offering of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs of approximately $2.3 million. $51.8 million of the proceeds of the 2019 Notes were used to retire $50.2 million aggregate principal amount of our 2014 Notes, leaving $1.1 million of aggregate principal value of 2014 Notes then outstanding.
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
The carrying values of the components of the 2014 Notes and the 2019 Notes are as follows (in thousands):

	June 30, 2021	December 31, 2020
2.75% 2014 Notes due 2034
Principal amount	$578	$1,079
Unamortized debt discount	(9)	(16)
Unamortized debt issuance cost	(2)	(4)
	$567	$1,059
5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,624)	(1,835)
	$53,376	$53,165
Net carrying value of all Notes	$53,943	$54,224
2018 Revolving Credit Facility
In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. Subject to the level of this Borrowing Base, we may make and repay borrowings from time to time until the maturity of the Revolving Credit Facility. Total availability under the Revolving Credit Facility as of June 30, 2021 was $11.0 million. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2021.
The Revolving Credit Facility is collateralized by substantially all our property, other than intellectual property. The interest rate on outstanding loans under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25%. Interest on any outstanding loans is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. Effective April 21, 2020, the Revolving Credit Facility was amended to extend the maturity date to August 2, 2022.

9. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of June 30, 2021 and December 31, 2020 (in thousands, except for discount rate and lease term):

	June 30, 2021	December 31, 2020
Operating lease right-of-use buildings	$43,427	$41,132
Operating lease right-of-use equipment	87	89
Operating lease right-of-use vehicles	661	679
Total operating lease right-of-use assets, gross	44,175	41,900
Accumulated amortization	(5,458)	(3,786)
Total operating lease right-of-use assets, net	$38,717	$38,114

Operating lease liabilities, current	$2,971	$2,973
Operating lease liabilities, non-current	39,061	38,178
Total operating lease liabilities	$42,032	$41,151

Weighted average remaining lease term (in years)	8.2	8.6
Weighted average discount rate per annum	12.0%	11.9%

10. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash and money market funds	$30,863	$—	$—	$30,863	$30,863	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash, cash equivalents and restricted cash	$31,879	$—	$—	$31,879	$30,863	$—	$1,016

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash and money market funds	$68,520	$—	$—	$68,520	$68,520	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash, cash equivalents and restricted cash	$69,536	$—	$—	$69,536	$68,520	$—	$1,016
Cash and cash equivalents are Level 1 measurements. There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used, during the six months ended June 30, 2021.
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
The following table summarizes the par value, carrying value and the estimated fair value of the 2014 and 2019 Notes as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021			December 31, 2020
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$578	$567	$601	$1,079	$1,059	$1,122
2019 Notes	55,000	53,376	120,242	55,000	53,165	117,899
Total	$55,578	$53,943	$120,843	$56,079	$54,224	$119,021

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
Common Shares Reserved
At June 30, 2021, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

(in 000's)	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2011 Equity Incentive Plan	1,463	6,192	4,159
DVS Sciences Inc. 2010 Equity Incentive Plan	12	—	—
2017 Inducement Award Plan	159	118	—
2017 Employee Stock Purchase Plan	—	—	2,786
	1,634	6,310	6,945

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
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved an increase in the number of shares reserved for issuance under the 2011 Plan of 1.4 million shares. In April 2021, our board of directors authorized, and in May

2021, our stockholders approved an increase in the number of shares reserved for issuance under the 2011 Plan of 4.1 million shares.
Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	4,862	$4.98
RSUs granted	2,360	$4.73
RSUs released	(1,583)	$4.88
RSUs forfeited	(567)	$4.49
Balance as of June 30, 2021	5,072	$4.95
As of June 30, 2021, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $23.4 million. We expect to recognize those costs over a weighted average period of 2.8 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2020	1,635	$7.33	6.2
Options granted	93	$5.56
Options exercised	(36)	$5.86
Options forfeited	(58)	$8.48
Balance as of June 30, 2021	1,634	$7.32	6.0	$978
Vested at June 30, 2021	1,427	$7.38	5.7	$898
Unvested awards at June 30, 2021	207	$6.15	8.3	$80
_______
(1)Aggregate intrinsic value as of June 30, 2021 was calculated as the difference between the closing price per share of our common stock on the last trading day of June 30, 2021, which was $6.16, and the exercise price of the options, multiplied by the number of in-the-money options.
As of June 30, 2021, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $0.7 million. We expect to recognize those costs over a weighted average period of 1.1 years.
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

Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	962	$9.74
PSU granted	396	$9.60
Performance adjustment for 2018 awards	21	$10.09
PSU released	(133)	$10.09
PSU forfeited	(36)	$4.82
Balance at June 30, 2021	1,210	$9.80
As of June 30, 2021, the unrecognized compensation costs related to these awards were $6.0 million. We expect to recognize those costs over a weighted average period of 2 years.
Performance Stock Units with Performance Conditions. During 2019, we also granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on achieving certain discrete operational milestones, the latest of which is December 31, 2021. As of June 30, 2021, there were approximately 29 thousand units of these awards outstanding with a weighted-average grant date fair value of $6.46 per unit.
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
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units, stock options and performance share units	$3,566	$3,331	$7,039	$5,443
Employee stock purchase plan	175	$303	379	$557
Total stock-based compensation	$3,741	$3,634	$7,418	$6,000
13. Income Taxes
Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. Our quarterly provision for income taxes also includes discrete items, such as changes in valuation allowances or adjustments upon finalization of tax returns as well as infrequently occurring items, if any, including the effects of changes in tax laws or rates, in the interim period in which they occur.
We recorded a tax benefit of $0.5 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Higher earnings in our foreign operations in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 resulted in higher tax expense for our foreign operations for the three months ended June 30, 2021. Discrete items primarily related to the finalization of 2020 tax returns offset these higher foreign taxes, contributing $1.3 million to the tax benefit for the three months ended June 30, 2021. For the six months ended June 30, 2021 and 2020, we recorded a tax benefit of $2.2 million and $1.8 million, respectively. The increased tax benefit for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was also attributable to the aforementioned discrete items, partially offset by higher earnings in certain of our foreign operations.
Our tax benefit for income taxes for the periods presented differ from the 21% U.S. Federal statutory rate primarily due to maintaining a valuation allowance for our domestic deferred tax assets, which primarily consist of net operating loss carryforwards.

Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the six months ended June 30, 2021 and 2020, respectively, we did not recognize any material interest or penalties related to uncertain tax positions. We expect to settle $0.8 million of our uncertain tax positions within the next twelve months. The amount relates to our uncertain tax position in Singapore that we expect to receive a final determination from the local tax jurisdiction in the near future.
Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results and future expected financial results. Domestic deferred tax assets have been offset by valuation allowances. Any release of valuation allowances could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to access the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in the future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance.
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
A summary table of our revenue disaggregated by geographic area and by source for the three and six months ended June 30, 2021 and 2020 is included in Note 5 to the condensed consolidated financial statements.
Revenue from customers in the United States represented $15.5 million, or 50% of total revenues, and $13.4 million, or 51% of total revenues, for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, revenue from domestic customers totaled $33.7 million, or 53% of total revenues, and $27.5 million, or 51% of total revenues, respectively.
Revenues from customers in China represented $2.5 million, or 8% of total revenues, and $3.5 million, or 13% of total revenues, for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, revenues from customers in China were less than 10% of total revenues. With the exception of China, no foreign country had revenue in excess of 10% of total revenues during any of the periods presented in this report.

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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4,

2021, the Court granted defendants’ motion to dismiss with leave to amend. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
16. Subsequent Event
On August 2, 2021, we entered into a Fourth Amendment to Loan and Security Agreement (the Amendment) with Silicon Valley Bank (SVB), which amends the Loan and Security Agreement dated as of August 2, 2018, between the Company and SVB (as amended by the Default Waiver and First Amendment to Loan and Security Agreement dated September 7, 2018, the Second Amendment to Loan and Security Agreement dated November 20, 2019, and the Third Amendment to Loan and Security Agreement dated April 21, 2020, the Credit Agreement). The Amendment extends the maturity date of our $15.0 million Revolving Credit Facility by one year, to August 2, 2023, and also provides for a term loan facility in an aggregate principal amount of $10.0 million (Term Loan Facility). The maturity date of the Term Loan Facility is July 1, 2025, subject to the following condition: in the event the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by that date, then the maturity date will be on June 1, 2024.
Upon execution of the Amendment, we drew a term loan advance of $5.0 million, with additional term loans of up to $5.0 million available subject to customary conditions. Interest on the term loans accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or (ii) 4.00%, with a final payment equal to 6.5% of the original principal amount of each term loan advance due on the earlier of the maturity date of the Term Loan Facility or any earlier date of repayment of a term loan advance. Interest is payable monthly.
The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal installments of principal plus monthly payments of accrued interest.
The Amendment also added a financial covenant to the Credit Agreement, requiring us to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00.

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
Fluidigm®, the Fluidigm logo, Access Array™, Advanta™, Biomark™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, D3™, Delta Gene™, Direct™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, and SNP Type™ are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
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
Our total revenue for the six months ended June 30, 2021 was $63.8 million, compared to $53.7 million for the six months ended June 30, 2020. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2021, our accumulated deficit was $712.7 million.

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
As vaccines and alternative testing options for the coronavirus have become more available and the perceived threat of the pandemic began to recede in the first half of 2021, the demand for our COVID-19 testing products slowed, resulting in a corresponding decline in COVID-19 testing revenue in the first and second quarters of 2021, compared to the fourth quarter of 2020. It is difficult to predict the impact of new strains of the coronavirus, such as the highly contagious Delta variant, on our COVID-19 testing business, and we anticipate that our revenue related to COVID-19 testing will continue to decline. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Form 10-Q.
Despite the uncertainties around the demand for COVID-19 testing products, Fluidigm continues to remain focused on growing its business across multiple applications. To date, our solutions span the spectrum from discovery to diagnostics, and we see an avenue for our products to move deeper into translational and clinical applications. We remain focused on bringing leading solutions, with a best-in-class value, throughput and accuracy, to our customers and the market.
We expect the improving outlook of our base business (excluding COVID-19 testing revenue) including the commercial release of CyTOF XT, our next generation mass cytometry instrument in May 2021, to offset the effects of the decline in COVID-19 testing revenue. We expect our product and service margin to be negatively impacted in the second half of 2021 as we enter a new product transition cycle and a less favorable product mix.
We expect our use of cash in the second half of 2021 to be lower than the first half of the year, as we expect inventory levels to decline through the second half with the commencement of sales of the CyTOF XT platform. In addition, capital expenditures associated with the RADx program will decline as that program comes to a close in the third quarter.
On August 2, 2021, the Company amended its Loan and Security Agreement dated as of August 2, 2018, between the Company and Silicon Valley Bank (SVB) (the Amendment). The Amendment extends the maturity date of our $15.0 million revolving credit facility (Revolving Credit Facility) by one year, to August 2, 2023, and also provides for a term loan facility in an aggregate principal amount of $10.0 million (Term Loan Facility). The maturity date of the Term Loan Facility is July 1, 2025, subject to the following condition: in the event the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by that date, then the maturity date of the Term Loan Facility will be on June 1, 2024.
Upon execution of the Amendment, we drew a term loan advance of $5.0 million with additional term loans of up to $5.0 million available subject to customary conditions. Interest on the term loans accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or (ii) 4.00%, with a final payment equal to 6.5% of the original principal amount of each term loan advance due on the earlier of the maturity date of the Term Loan Facility or any earlier date of repayment of a term loan advance. Interest is payable monthly. The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal installments of principal plus monthly payments of accrued interest. The Amendment also added a financial covenant to the Loan and Security Agreement, requiring us to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00.
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
Results of Operations
The following table presents comparative and common size condensed consolidated statements of operations data for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue	$31,018	100%	$26,058	100%	63,812	100%	53,675	100%
Costs and expenses:
Cost of product revenue	12,730	41	9,483	36	24,393	38	19,123	36
Cost of service revenue	1,867	6	1,237	5	3,957	6	2,762	5
Research and development	9,441	30	8,448	33	20,194	32	17,147	32
Selling, general and administrative	24,248	78	20,616	79	51,856	81	43,311	80
Total costs and expenses	48,286	156	39,784	153	100,400	157	82,343	153
Loss from operations	(17,268)	(56)	(13,726)	(53)	(36,588)	(57)	(28,668)	(53)
Interest expense	(896)	(3)	(897)	(3)	(1,783)	(3)	(1,797)	(3)
Other income (expense), net	504	2	463	2	219	—	(355)	(1)
Loss before income taxes	(17,660)	(57)	(14,160)	(54)	(38,152)	(60)	(30,820)	(57)
Income tax benefit	517	2	1,145	4	2,188	3	1,825	3
Net loss	$(17,143)	(55)%	$(13,015)	(50)%	$(35,964)	(56)%	$(28,995)	(54)%

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
Development Revenue. Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm will develop products based on our microfluidics technology. The Development Agreement provides up-front and periodic milestone payments during the development stage, which is expected to be completed in the second half of 2021. We recognized $0.9 million and $3.0 million of development revenue during the three months ended June 30, 2021 and 2020, respectively. We recognized $2.3 million and $3.0 million during the six months ended June 30, 2021 and 2020, respectively. To date, we have recognized $11.1 million of revenue from this agreement and expect to recognize an additional $0.1 million on completion of the Development Agreement.
We recognize revenue associated with the Development Agreement using an input method which determines the extent of our progress toward satisfaction of our performance obligations by comparing actual costs incurred to date to the total expected cost. Costs associated with the Development Agreement are recorded in research and development expense in the condensed consolidated statement of operations.
Grant Revenue. We receive grants to perform research and development activities over contractually defined periods. Grant revenue in the current year is attributable to a grant agreement entered into in the second half of 2019, which is expected to end in the second half of 2021. Costs associated with grant agreements are recorded in research and development expense in the condensed consolidated statement of operations.
License and Royalty Revenue. In March 2020, we entered into an agreement to settle intellectual property infringement claims, under which we received a $3.5 million payment in exchange for a perpetual license to certain of our intellectual property. The settlement is considered a multiple-element arrangement with each element accounted for individually. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.
Revenue from one customer exceeded 10% of total revenue for the three months ended June 30, 2020. No customer represented more than 10% of total revenue for the three months ended June 30, 2020 or for the six months ended June 30, 2021 and 2020. Revenue from our five largest customers represented 24% and 32% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Excluding the license settlement agreement discussed above, revenue from our five largest customers represented 24% and 19% of total revenue for the six months ended June 30, 2021 and 2020, respectively.
The following table presents our total revenue disaggregated by source for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2021		2020			2021		2020
Revenue:
Instruments	$10,179	33%	$8,577	33%	19%	$17,887	28%	$18,048	34%	(1)%
Consumables	12,448	40	8,828	34	41%	29,468	46	18,338	34	61%
Product revenue	22,627	73	17,405	67	30%	47,355	74	36,386	68	30%
Service revenue	6,627	21	5,140	20	29%	12,913	20	10,326	19	25%
Product and service revenue	29,254	94	22,545	87	30%	60,268	94	46,712	87	29%
Development revenue	850	3	3,000	11	(72)%	2,330	4	3,000	6	(22)%
Grant revenue	821	3	450	2	82%	1,121	2	800	1	40%
License revenue	93	—	63	—	48%	93	—	3,163	6	(97)%
Total revenue	$31,018	100%	$26,058	100%	19%	$63,812	100%	$53,675	100%	19%
The following table presents our total revenue disaggregated by geographic area for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2021		2020			2021		2020
Americas	$16,120	52%	$13,940	54%	16%	$34,643	54%	$28,784	54%	20%
EMEA	9,220	30	6,557	25	41%	18,362	29	14,653	27	25%
Asia-Pacific	5,678	18	5,561	21	2%	10,807	17	10,238	19	6%
Total revenue	$31,018	100%	$26,058	100%	19%	$63,812	100%	$53,675	100%	19%

Total Revenue
Three months ended June 30, 2021
Total revenue increased by $5.0 million, or 19% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven primarily by higher product and service revenue, partially offset by lower development revenue.
Americas revenue, which includes our development, grant and license revenue, increased by $2.2 million, or 16%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase includes $3.9 million of higher product and service revenue driven primarily by increased consumables and service revenue, partially offset by lower development and grant revenues. In Asia Pacific, revenue increased by $0.1 million as slightly lower product revenues were more than offset by higher services revenues. The EMEA revenue growth reflects increases in instrument revenue resulting from placements of our CyTOF XT platform that was launched in May 2021 as well as higher consumables and service revenue. Changes in foreign exchange rates contributed 2 percentage points and 9 percentage points of the year-over-year growth in our total worldwide and EMEA revenues, respectively.
Six months ended June 30, 2021
Total revenue increased by $10.1 million, or 19%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven primarily by higher product, service and grant revenues, partially offset by lower development and license revenue.
Americas revenue increased by $5.9 million, or 20%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase includes $9.3 million of higher product and service revenue, partially offset by lower development and license revenue. The increase in product and service revenue was primarily attributable to consumables revenue related to our saliva based COVID-19 test, which received FDA Emergency Use Authorization in August 2020. In Asia Pacific, revenues increased due to higher service revenue as product revenue was essentially unchanged with lower instrument sales offset by higher consumables sales. The growth in EMEA revenue was broad-based, occurring in all revenue categories. Changes in foreign exchange rates contributed 2 percentage points and 8 percentage points of the year-over-year growth in our total worldwide and EMEA revenues, respectively.
Product and Service Revenue. The following table presents our revenue disaggregated by target market and by source for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Year-Over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2021		2020			2021		2020
Mass cytometry:
Instruments	$7,400	45%	$5,359	43%	38%	$12,366	40%	$12,907	47%	(4)%
Consumables	4,545	27	3,635	29	25%	9,122	30	7,539	27	21%
Total product revenue	11,945	72	8,994	72	33%	21,488	70	20,446	74	5%
Service revenue	4,686	28	3,552	28	32%	9,173	30	7,064	26	30%
Total product and service revenue	$16,631	100%	$12,546	100%	33%	$30,661	100%	$27,510	100%	11%

Microfluidics:
Instruments	$2,779	22%	$3,218	32%	(14)%	$5,521	19%	$5,141	27%	7%
Consumables	7,903	63	5,193	52	52%	20,346	69	10,799	56	88%
Total product revenue	10,682	85	8,411	84	27%	25,867	88	15,940	83	62%
Service revenue	1,941	15	1,588	16	22%	3,740	12	3,262	17	15%
Total product and service revenue	$12,623	100%	$9,999	100%	26%	$29,607	100%	$19,202	100%	54%

Mass cytometry revenue increased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as instruments, consumables and service revenues were each up year-over-year. The year-over-year increase was primarily attributable to low demand in the three months ended June 30, 2020 as a result of COVID-related lab closures. The release of the CyTOF XT, a new mass cytometry instrument, in May 2021 also contributed to the revenue growth in the current quarter. Microfluidics revenue increase was driven by increased levels of customer activity. Revenues related to our COVID-19 test, which received FDA Emergency Use Authorization in August 2020 were essentially flat compared to the three months ended June 30, 2021. Increases in mass cytometry and microfluidics service revenues were primarily attributable to service plans and product maintenance.
Mass cytometry revenue increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 as many of our customers' facilities that were closed or operating at lower capacity in the first half of 2020 began to reopen in late 2020. Increased microfluidics revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were driven by sales of consumables related to our saliva based COVID-19 test, which received FDA Emergency Use Authorization in August 2020, as well as customers beginning to return to pre-COVID levels of activity. Increases in mass cytometry and microfluidics service revenues were primarily attributable to service plans, spare parts and product maintenance.
We expect the average selling prices of our products to fluctuate over time based on market conditions, product mix, and currency fluctuations.
Product and Service Cost, Gross Profit and Margin
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, provisions for slow-moving and obsolete inventory, and stock-based compensation expense. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.
Cost of service revenue includes direct labor hours, overhead, and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing instruments.
The following table presents our product and service cost, product and service gross profit and product and service margin for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2021	2020			2021	2020
Cost of product revenue	$12,730	$9,483	34%		$24,393	19,123	28%
Cost of service revenue	1,867	1,237	51%		3,957	2,762	43%
Cost of product and service revenue	$14,597	$10,720	36%		$28,350	$21,885	30%

Product and service gross profit	$14,657	$11,825	24%		$31,918	$24,827	29%
Product and service margin	50.1%	52.5%	(2.4)	ppt	53.0%	53.1%	(0.1)	ppt
Product and service margin decreased by 2.4 percentage points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Higher provisions for excess and obsolete inventory primarily related to COVID-19 testing consumables products reduced product and service margin by 2.7 percentage points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Other factors, including lower average selling prices of mass cytometry instruments and higher service costs further reduced product and service margin by 2.9 percentage points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Fixed depreciation and amortization costs on a higher revenue base partially offset these increases, positively impacting margin by 3.2 percentage points.

Product and service margin decreased by 0.1 percentage points for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Higher provisions for excess and obsolete inventory reduced gross margins by 1.4 percentage points. Other factors, including lower average selling prices for mass cytometry instruments and higher consumables costs, further reduced product and service margin by 1.8 percentage points. Fixed depreciation and amortization costs on a higher revenue base largely offset these increases, positively impacting margin by 3.1 percentage points.

Operating Expenses
The following table presents our operating expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2021	2020		2021	2020
Research and development	$9,441	$8,448	12%	$20,194	$17,147	18%
Selling, general and administrative	24,248	20,616	18%	51,856	43,311	20%
Total operating expenses	$33,689	$29,064	16%	$72,050	$60,458	19%
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
Research and development expense increased by $1.0 million, or 12%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Compensation and benefit costs increased by $0.8 million, primarily due to temporary salary reductions in the second quarter of 2020. Consulting costs increased by $0.3 million due to development and grant related projects.
Research and development expense increased by $3.0 million, or 18%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Compensation and benefit costs increased by $1.9 million, primarily due to the absence of the 2020 temporary salary reductions, higher headcount, and annual merit increases. Consulting costs increased by $0.9 million driven by development and grant related projects. Stock based compensation costs also increased by $0.2 million for the six months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due an increase in the number of equity awards outstanding as a result of the retention awards granted in the second quarter of 2020.
We believe our continued investment in research and development is essential to our long-term competitive position. Accordingly, these expenses may increase in future periods.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $3.6 million, or 18%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Salaries and benefits costs increased by $1.7 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to temporary salary reductions implemented in the second quarter of 2020, as well as the absence of COVID-19 related government subsidies. Consulting costs increased by $1.3 million due to market research-related initiatives. Travel and advertising and promotion expense each increased by $0.3 million, reflecting a return to more normal spending levels following 2020 expense declines due to the COVID-19 pandemic.
Selling, general and administrative expense increased by $8.5 million, or 20%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Salaries and benefits costs increased by $4.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the absence of the 2020 temporary salary reductions and COVID-19 related government subsidies, higher headcount and annual merit increases. Stock-based compensation costs increased by $1.2 million for the six months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to retention awards granted in the second quarter of 2020. Consulting costs increased by $2.4 million due to market research-related initiatives and the use of contract employees to fill open positions. The remaining increase in selling, general and administrative expense was due to a variety of smaller items.

Interest Expense and Other Income (Expense), Net
The following table presents these items for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2021	2020		2021	2020
Interest expense	$(896)	$(897)	(0)%	(1,783)	(1,797)	(1)%
Other income (expense), net	504	463	9%	219	(355)	(162)%
Total	$(392)	$(434)	(10)%	$(1,564)	$(2,152)	(27)%
Interest expense is comprised primarily of interest on our convertible debt. For the three months ended June 30, 2021, other income, net totaled $0.5 million and included $0.3 million of foreign exchange gains attributable to a weaker U.S. dollar. For the three months ended June 30, 2020, other income, net totaled $0.5 million and included $0.4 million of foreign exchange gains.
For the six months ended June 30, 2021, other income, net totaled $0.2 million and included $0.1 million of foreign exchange losses offset by $0.3 million of interest and other income. Other income, net for the six months ended June 30, 2021 also includes a $9 thousand loss associated with the February 2021 repurchase of convertible debt. For the six months ended June 30, 2020, other expense, net totaled $0.4 million and included $0.6 million of foreign exchange losses partially offset by $0.2 million of interest income.
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
We recorded a tax benefit of $0.5 million for an effective tax rate of 2.9%, for the three months ended June 30, 2021. In the three months ended June 30, 2020, we recorded a tax benefit of $1.1 million for an effective tax rate of 8.1%. Higher earnings in our foreign operations in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 resulted in higher tax expense for our foreign operations for three months ended June 30, 2021. Discrete items primarily related to the finalization of 2020 tax returns offset these higher foreign taxes, contributing $1.3 million to the tax benefit for the three months ended June 30, 2021.
For the six months ended June 30, 2021, we recorded a tax benefit of $2.2 million, resulting in an effective tax rate of 5.7%. For the six months ended June 30, 2020, we recorded a tax benefit of $1.8 million, resulting in an effective rate of 5.9%. The benefit increased for the six months ended June 30, 2021 compared to the same period the previous year due to the discrete items discussed in the preceding paragraph.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2021, our principal sources of liquidity consisted of $30.9 million of cash and cash equivalents, as well as $1.0 million of restricted cash and $10.9 million of availability under our Revolving Credit Facility.

The following table presents a comparative summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flow summary:
Net cash used in operating activities	$(27,565)	$(7,085)
Net cash provided by (used in) investing activities	(9,095)	27,586
Net cash provided by (used in) financing activities	(1,159)	8
Effect of foreign exchange rate fluctuations on cash and cash equivalents	162	(205)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,657)	$20,304
Net Cash Used in Operating Activities
We derive cash flows from operations primarily from cash collected from the sale of our products and services, development arrangements, license agreements and grants. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support our business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally.
Net cash used in operating activities for the six months ended June 30, 2021 was $27.6 million and consisted of net loss of $36.0 million, adjusted for non-cash items of $17.0 million and cash used in assets and liabilities, net, of $8.6 million. Non-cash items included stock-based compensation expense of $7.4 million, amortization of developed technology of $6.0 million, depreciation and amortization of $1.9 million, provisions for excess and obsolete inventory of $1.2 million, lease amortization of $0.3 million, and a variety of smaller items. The cash used in assets and liabilities, net was primarily driven by a reduction of accrued compensation and related benefits of $5.4 million due primarily to bonus payments in the first quarter of 2021, a reduction of other liabilities of $3.9 million, an increase in prepaid expenses and other assets of $2.6 million, and an increase of inventories, net of $7.5 million. These uses of funds were partially offset by a decrease in accounts receivable, net, of $9.4 million, an increase in accounts payable of $1.9 million, and an increase in deferred revenue of $0.6 million. Also included in net cash from operating activities was $3.5 million of funding from the NIH Contract that has or will be used to offset costs.
Net cash used in operating activities for the six months ended June 30, 2020 was $7.1 million and consisted of net loss of $29.0 million, adjusted for non-cash items of $16.1 million, and cash provided by assets and liabilities, net, of $5.8 million. Non-cash items primarily included an amortization of developed technology of $5.9 million, stock-based compensation expense of $6.0 million, depreciation and amortization of $2.0 million, lease amortization of $1.3 million, and a variety of smaller items. The cash provided by assets and liabilities, net was primarily due to a decrease in accounts receivable, net of $9.1 million, an increase in accounts payable of $3.1 million, an increase in accrued compensation and related benefits of $1.5 million, and an increase in deferred revenue of $2.0 million, partially offset by an increase of inventory, net of $4.9 million and a decrease in other liabilities of $4.3 million.
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
Net cash used in investing activities for the six months ended June 30, 2021 was $9.1 million. Capital expenditures of $11.1 million were incurred primarily to expand our microfluidics IFC production capacity in Singapore related to the NIH Contract. We also received proceeds from the NIH Contract of $2.0 million that will be used to fund the expansion of our Singapore facility.
Net cash provided by investing activities for the six months ended June 30, 2020 was $27.6 million. The amount included $29.4 million of proceeds from the redemption of fixed maturity investments and $5.0 million of proceeds from the sale of investments, partially offset by cash paid of $5.2 million in connection with the acquisition of InstruNor AS and $1.7 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities totaled $1.2 million during the six months ended June 30, 2021. The $1.2 million outflow was attributable to the $0.5 million repurchase of 2014 Notes completed in February 2021 and $1.6 million of withholding tax payments related to the net share settlement of equity awards, partially offset by $0.7 million of ESPP proceeds and $0.2 million of proceeds from the exercise of stock options.
During the six months ended June 30, 2020, our cash flow associated with financing activities was negligible, as the $0.6 million of ESPP proceeds we received were offset by $0.4 million of payments for debt issuance costs and $0.3 million of payments for withholding taxes associated with equity awards.
Capital Resources
At June 30, 2021 and December 31, 2020, our working capital, excluding deferred revenues and restricted cash, was $11.4 million and $49.9 million, respectively, including cash and cash equivalents of $30.9 million and $68.5 million, respectively. We had no investments as of June 30, 2021 and December 31, 2020.
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
On August 2, 2018, we entered into a Loan and Security Agreement with SVB (the Credit Agreement) for our Revolving Credit Facility. The Credit Agreement is collateralized by substantially all our property, other than intellectual property. On August 2, 2021, we amended our Credit Agreement with SVB (the Amendment). The Amendment extends the maturity date of our $15.0 million Revolving Credit Facility by one year, to August 2, 2023, and also provides for a term loan facility in an aggregate principal amount of $10.0 million (Term Loan Facility). The maturity date of the Term Loan Facility is July 1, 2025, subject to the following condition: in the event the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by that date, then the maturity date of the Term Loan Facility will be June 1, 2024.
Upon execution of the Amendment, we drew a term loan advance of $5.0 million, with additional term loans of up to $5.0 million available subject to customary conditions. Interest on the term loans accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or 4.00%, with a final payment equal to 6.5% of the aggregate original principal amounts of each term loan advance due on the earlier of the maturity date of the Term Loan Facility or any earlier date of repayment of a term loan advance. Interest is payable monthly.
The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal installments of principal plus monthly payments of accrued interest.
The Amendment also added a financial covenant to the Credit Agreement, requiring us to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00.
As of June 30, 2021, total availability under the Revolving Credit Facility was $10.9 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Credit Agreement governing the Revolving Credit Facility. See Note 8 to our condensed consolidated financial statements for more information about the Revolving Credit Facility.
We believe our existing cash, cash equivalents, and investments, along with funding available from the Term Loan Facility and Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 18 months. However, we may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and we may need to raise additional capital to fund our operations, further our research and development activities, or acquire or invest in a business. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments. In the future, we may acquire businesses or technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions.
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
Contractual Obligations and Commitments
Our operating lease obligations relate to leases for our current corporate headquarters and leases for manufacturing and office space for our foreign subsidiaries. In the second quarter of 2021, we entered into an agreement to extend our current lease in Singapore from June 2022 to June 2027. Please see Note 9 to our condensed consolidated financial statements for a discussion of our lease obligations.
Other than as disclosed above, there have been no material changes during the six months ended June 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020.
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

Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2021, we had a foreign currency loss of $0.1 million compared to a foreign currency loss of $0.6 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $30.9 million as of June 30, 2021. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held no investments in treasury securities at June 30, 2021. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
In addition to its negative impact on some aspects of our business, the COVID-19 pandemic has been a source of opportunity for our diagnostics business, opening up external funding sources to support innovation and product development and resulting in increased revenues due to sales of our Advanta Dx SARS-CoV-2 RT-PCR test and related sales of our microfluidics instruments. However, as vaccines and alternative testing options for the coronavirus have become available and the perceived threat of the pandemic has receded, the demand for our COVID-19 testing products has slowed, resulting in a corresponding decline in COVID-19 revenue. As a result of these trends, we have lowered our revenue expectations for 2021. If our revenues decline more than expected, we may be required implement cost control initiatives as the year progresses, and may be required to raise additional financing to support our investment priorities. Additional details concerning these risks are provided in the risk factors below, including under “Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition,” and “Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.”
The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread of the coronavirus; the emergence of new strains of the disease, such as the Delta variant; the availability, efficacy, and acceptance of COVID-19 vaccines; the duration of the public health emergency; and actions taken in the United States and elsewhere to contain the virus and prevent new outbreaks, such as social distancing and quarantines, business closures or business disruptions.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $53.0 million, $64.8 million and $59.0 million during the years 2020, 2019, and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $712.7 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
We have implemented security controls to protect our information technology infrastructure but, due to the ever-evolving nature of information security threats, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we were able to restore their operation without significant loss of business data within weeks. Based on the nature of the attack and its impact on our systems, we do not believe confidential data was lost or disclosed. If, however, confidential data were determined to have been released in the course of any event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. We believe our mitigation measures and expanded information security program have reduced, but cannot eliminate, the risk of a similar attack, and we anticipate additional work and expense in the future as we continuously improve our security processes and initiatives in response to ever-changing information security challenges.
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
Due to the COVID-19 pandemic, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented security controls, updated our policies, and augmented our information security training program to reduce the risk of cyberattacks and security breaches, there is no guarantee that these measures will be adequate to safeguard all systems with the increased number of employees working remotely.
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
We believe that our existing cash, cash equivalents, and investments, along with funding available under our $10.0 million term loan facility and $15.0 million revolving senior credit facility (collectively, Credit Facility) will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, we have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
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
To the extent we draw on our Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. We entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time, through an at-the-market (ATM) equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold approximately 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million. If we raise additional funds by issuing equity securities, either under the ATM program or otherwise, our stockholders will experience dilution. Debt financing in addition to the Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our condensed consolidated financial statements. As of June 30, 2021, we had approximately $142.6 million of goodwill and net intangible assets, including approximately $106.5 million of goodwill and $35.7 million of net intangible assets. These assets represent a significant portion of the assets recorded on our condensed consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
In August 2021, we amended our Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million, to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The Credit Facility is secured by substantially all of our assets, other than intellectual property. The Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Credit Facility and, if they are not repaid, could foreclose upon the assets securing our obligations under the Credit Facility.
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
We have significant outstanding convertible debt. As of June 30, 2021, we had outstanding $0.6 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes (2014 Notes Indenture), holders of the 2014 Notes may require us to repurchase all or a portion of the 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile.
Our stock is currently traded on the Nasdaq Global Select Market (Nasdaq), but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2020, we had 74,543,141 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 33.6% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 38.3% held by our top six stockholders as of December 31, 2020) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.
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
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Bylaws of Fluidigm Corporation effective as of April 24, 2021.	8-K	3.1	4/29/2021
10.1*	Amendment dated May 10, 2021 to Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 28, 2020 and February 18, 2021.	Filed herewith
10.2	Lease Agreement dated November 19, 2020 between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	Filed herewith
10.3	Lease Agreement dated June 8, 2021 between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	Filed herewith
10.4#	Repatriation Agreement with Colin McCracken dated June 16, 2021.	Filed herewith
10.5#	Terms and Conditions of Employment for Colin McCracken, effective June 26, 2021.	Filed herewith
10.6	Fluidigm Corporation 2011 Equity Incentive Plan, as amended effective May 25, 2021.	8-K	10.1	5/25/2021
10.7	Fourth Amendment to Loan and Security Agreement, dated as of August 2, 2021, between Fluidigm Corporation and Silicon Valley Bank.	8-K	10.1	8/5/2021
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated: August 6, 2021	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: August 6, 2021	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer