Form 10-Q
period 2021-09-30
FLUIDIGM CORP
filed 2021-11-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, there were 76,485,632 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FLUIDIGM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,309	$68,520
Accounts receivable (net of allowance of $356 at each of September 30, 2021 and December 31, 2020)	13,732	25,423
Inventories, net	24,498	19,689
Prepaid expenses and other current assets	5,926	4,031
Total current assets	73,465	117,663
Property and equipment, net	28,913	17,531
Operating lease right-of-use asset, net	37,698	38,114
Other non-current assets	4,692	4,680
Developed technology, net	30,992	40,206
Goodwill	106,428	106,563
Total assets	$282,188	$324,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,786	$9,220
Accrued compensation and related benefits	8,286	13,787
Operating lease liabilities, current	2,873	2,973
Other accrued liabilities	8,188	11,882
Deferred grant income, current	4,299	2,912
Deferred revenue, current	12,858	13,475
Total current liabilities	47,290	54,249
Term loan, net	9,993	—
Convertible notes, net	54,051	54,224
Deferred tax liability	7,229	8,697
Operating lease liabilities, non-current	38,170	38,178
Deferred revenue, non-current	6,034	7,990
Deferred grant income, non-current	19,130	21,036
Other non-current liabilities	954	1,333
Total liabilities	182,851	185,707
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either September 30, 2021 or December 31, 2020	—	—
Common stock: $0.001 par value, 200,000 shares authorized at September 30, 2021 and December 31, 2020; 76,485 and 74,543 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	76	75
Additional paid-in capital	826,559	815,624
Accumulated other comprehensive loss	(730)	112
Accumulated deficit	(726,568)	(676,761)
Total stockholders’ equity	99,337	139,050
Total liabilities and stockholders’ equity	$282,188	$324,757
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue	$21,937	$29,210	$69,292	$65,596
Service revenue	6,016	6,131	18,929	16,457
Development revenue	90	3,180	2,420	6,180
Other revenue	461	1,340	1,675	5,303
Total revenue	28,504	39,861	92,316	93,536
Costs and expenses
Cost of product revenue	13,327	12,773	37,720	31,896
Cost of service revenue	1,508	1,769	5,465	4,531
Research and development	9,209	8,128	29,403	25,275
Selling, general and administrative	24,072	22,655	75,928	65,966
Total costs and expenses	48,116	45,325	148,516	127,668
Loss from operations	(19,612)	(5,464)	(56,200)	(34,132)
Interest expense	(968)	(885)	(2,751)	(2,682)
Surplus funding from NIH contract	5,000	—	5,000	—
Other income (expense), net	315	107	534	(248)
Loss before income taxes	(15,265)	(6,242)	(53,417)	(37,062)
Income tax benefit	1,422	243	3,609	2,068
Net loss	$(13,843)	$(5,999)	$(49,808)	$(34,994)
Net loss per share, basic and diluted	$(0.18)	$(0.08)	$(0.66)	$(0.49)
Shares used in computing net loss per share, basic and diluted	76,301	72,486	75,494	71,294
See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,843)	$(5,999)	$(49,808)	$(34,994)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(446)	523	(842)	329
Net change in unrealized gain (loss) on investments	—	(3)	—	(36)
Other comprehensive income (loss), net of tax	(446)	520	(842)	293
Comprehensive loss	$(14,289)	$(5,479)	$(50,650)	$(34,701)

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(525)	—	—	(525)
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net loss	—	—	—	—	(18,821)	(18,821)
Other comprehensive loss, net of tax	—	—	—	(443)	—	(443)
Balance as of March 31, 2021	74,963	$75	$818,776	$(331)	$(695,582)	$122,938
Issuance of restricted stock, net of shares withheld for taxes, and other	1,028	1	(1,028)	—	—	(1,027)
Issuance of common stock under ESPP	139	—	685	—	—	685
Issuance of common stock from option exercises	36	—	209	—	—	209
Stock-based compensation expense	—	—	3,741	—	—	3,741
Net loss	—	—	—	—	(17,143)	(17,143)
Other comprehensive loss, net of tax	—	—	—	47	—	47
Balance as of June 30, 2021	76,166	$76	$822,383	$(284)	$(712,725)	$109,450
Issuance of restricted stock, net of shares withheld for taxes, and other	318	—	(143)	—	—	(143)
Issuance of common stock from option exercises	1	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	4,320	—	—	4,320
Net loss	—	—	—	—	(13,843)	(13,843)
Other comprehensive loss, net of tax	—	—	—	(446)	—	(446)
Balance as of September 30, 2021	76,485	$76	$826,559	$(730)	$(726,568)	$99,337

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	69,956	$70	$777,765	$(582)	$(623,641)	$153,612
Issuance of restricted stock, net of shares withheld for taxes, and other	255	—	(146)	—	—	(146)
Cumulative-effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,364	—	—	2,364
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(15,980)	(15,980)
Other comprehensive loss, net of tax	—	—	—	(303)	—	(303)
Balance as of March 31, 2020	70,696	$71	$782,031	$(885)	$(639,721)	$141,496
Issuance of restricted stock, net of shares withheld for taxes, and other	286	—	(116)	—	—	(116)
Issuance of common stock under ESPP	301	—	645	—	—	645
Stock-based compensation expense	—	—	3,633	—	—	3,633
Net loss	—	—	—	—	(13,015)	(13,015)
Other comprehensive income, net of tax	—	—	—	76	—	76
Balance as of June 30, 2020	71,283	$71	$786,193	$(809)	$(652,736)	$132,719
Issuance of restricted stock, net of shares withheld for taxes, and other	258	1	(124)	—	—	(123)
Issuance of common stock from option exercises	94	—	450	—	—	450
Issuance of common stock from at-the-market offering, net of issuance costs	2,480	2	20,226	—	—	20,228
Equity issuance cost	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	4,358	—	—	4,358
Net loss	—	—	—	—	(5,999)	(5,999)
Other comprehensive income, net of tax	—	—	—	520	—	520
Balance as of September 30, 2020	74,115	$74	$810,923	$(289)	$(658,735)	$151,973

See accompanying notes

FLUIDIGM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(49,808)	$(34,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,738	10,358
Amortization of developed technology	8,944	8,929
Depreciation and amortization	2,744	2,988
Amortization of debt discounts, premiums and issuance costs	427	415
Lease amortization	380	1,863
Provision for excess and obsolete inventory	1,539	680
Loss on disposal of property and equipment	6	191
Other non-cash items	11	13
Changes in assets and liabilities:
Accounts receivable, net	11,438	967
Inventories, net	(7,467)	(6,773)
Prepaid expenses and other assets	(2,720)	(2,395)
Accounts payable	1,412	4,996
Deferred revenue	(2,290)	1,258
Accrued compensation and related benefits	(5,394)	3,995
Other liabilities	(8,019)	(4,175)
Net cash used in operating activities	(37,059)	(11,684)
Investing activities
Acquisition, net of cash acquired	—	(5,154)
Proceeds from NIH Contract	2,000	11,151
Proceeds from sale of investments	—	5,010
Proceeds from maturities of investments	—	31,800
Purchases of property and equipment	(12,801)	(2,010)
Net cash provided by (used in) investing activities	(10,801)	40,797
Financing activities
Proceeds from term loan	10,000	—
Proceeds from issuance of common stock from at-the-market offering, net of commissions	—	20,226
Repayment of long-term debt	(501)	—
Proceeds from exercise of stock options	208	450
Proceeds from stock issuance under ESPP	685	645
Payments for taxes related to net share settlement of equity awards and other	(1,695)	(387)
Payment of debt and equity issuance costs	(35)	(509)
Net cash provided by (used in) financing activities	8,662	20,425
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(13)	86
Net increase (decrease) in cash, cash equivalents and restricted cash	(39,211)	49,624
Cash, cash equivalents and restricted cash at beginning of period	69,536	23,736
Cash, cash equivalents and restricted cash at end of period	$30,325	$73,360

Supplemental disclosures of cash flow information
Cash paid for interest	$1,565	$86
Cash paid for income taxes, net of refunds	$1,113	$386
Non-cash right-of-use assets and lease liabilities	$2,241	$35,950
Asset retirement obligations	$702	$319
See accompanying notes

FLUIDIGM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of September 30, 2021, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
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
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2020 included in our annual report on Form 10-K, filed with the SEC on February 25, 2021.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 as of September 30, 2021. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements.

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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No customer represented more than 10% of total revenue for either the three or nine months ended September 30, 2021. One customer from whom we derived product and development revenue exceeded 10% of total revenue for both the three and nine months ended September 30, 2020.
One customer had an outstanding trade receivable balance that represented more than 10% of total billed receivables as of September 30, 2021. No customer had an outstanding trade receivable balance that represented more than 10% of total billed receivables as of December 31, 2020.
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
Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurs when either each milestone has been accepted by NIH or management concludes the conditions of the grant have been substantially met. Deferred grant income related to production capacity expansion will be amortized over the period of depreciation for the related assets as a reduction of depreciation expense. Deferred grant income related to reimbursement of operating expenses is recorded as a reduction of those expenses incurred to date. Grant proceeds that exceed the cost of the capital expenditures and expenses expected to be incurred under the NIH Contract are reflected in other non-operating income.
Term Loan
On August 2, 2021, we entered into a Fourth Amendment to our Loan and Security Agreement (the Amendment) with Silicon Valley Bank. The Amendment extended the maturity date of our $15.0 million Revolving Credit Facility by one year, to August 2, 2023, and provided for a term loan facility in an aggregate principal amount of $10.0 million (Term Loan Facility). As of September 30, 2021, the balance outstanding on the Term Loan Facility was $10.0 million. Interest is payable monthly and principal balances are required to be repaid in twenty-four equal monthly installments beginning on August 1, 2023. In addition, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. The final payment is being accreted to the carrying value of the loan through the expected maturity date of July 1, 2025 using the effective interest method. Debt issuance costs were recorded as an offset to the carrying value of the loan and will be amortized over the expected term using the effective interest method. The carrying value of the term loan includes the outstanding principal amount and the cumulative accreted final payment, less unamortized debt issuance costs. The amortization of debt issuance costs and accretion of the final payment are reflected in periodic interest expense.
Convertible Notes
In February 2014, we closed an underwritten public offering of 2.75% Senior Convertible Notes due 2034 (2014 Notes). In November 2019, we closed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). As the 2014 Notes and 2019 Notes do not provide for a cash conversion feature, the 2014 Notes and the 2019 Notes are recorded as debt in their entirety in accordance with ASC 470. Offering-related costs, including underwriting costs, were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related convertible notes, and are amortized over the expected term of the related convertible notes using the effective interest method.
As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of these notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs. The loss is included in other income (expense), net on the condensed consolidated statement of operations.
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
The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2021 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2020	$112	$—	$112
Other comprehensive income (loss)	(443)	—	(443)
Ending balance at March 31, 2021	$(331)	$—	$(331)
Other comprehensive income (loss)	47	—	47
Ending balance at June 30, 2021	$(284)	$—	$(284)
Other comprehensive income (loss)	(446)	—	(446)
Ending balance at September 30, 2021	$(730)	$—	$(730)

Immaterial amounts of unrealized gains and losses have been reclassified into the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.
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
The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2021	2020
Stock options, restricted stock units and performance awards	8,234	7,652
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	735	826
2014 Convertible Notes	10	19
Total	27,945	27,463
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
3. NIH Contract
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. The NIH Contract has a total value of up to $34.0 million upon the achievement of certain conditional milestones. The NIH Contract was modified in February 2021 to divide the remaining milestones into multiple discrete milestones, and modified again in May 2021 and September 2021 to change the due dates for the remaining milestones. The amendments did not affect the total contract award amount. The remaining milestones are due to be completed by the end of 2021. Proceeds from the NIH Contract are being used primarily for capital expenditures to expand production capacity and, to a lesser extent, to offset related operating expenses. Proceeds in excess of amounts expected to be spent for capital expenditures and operating expenses are recognized in other non-operating income.
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
The following table summarizes the activity under the NIH Contract through September 30, 2021 (in thousands):

	September 30, 2021	December 31, 2020
Total value of milestones reasonably assured	$32,236	$25,436
Cumulative amounts applied against operating expenses	(3,807)	(1,488)
Cumulative amounts recognized as other income	(5,000)	—
Total deferred grant income	$23,429	$23,948

Short-term deferred grant income	$4,299	$2,912
Long-term deferred grant income	19,130	21,036
Deferred grant income	$23,429	$23,948

Total value of milestones reasonably assured	$32,236	$25,436
Cumulative funding received	(31,736)	(25,436)
Grant receivable from NIH Contract	$500	$—
Any grant receivable balance from the NIH Contract is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Short-term deferred grant income represents amounts expected to be recognized in income over the next twelve months, including estimated depreciation expense. The long-term deferred grant income includes capital expenditure amounts which will be amortized in later periods.
We expect to incur an aggregate $23.0 million of capital expenditures associated with the NIH Contract and have incurred $21.6 million of such capital expenditures through September 30, 2021. The majority of this amount is included in construction-in-progress, which is included in property and equipment, net in the condensed consolidated balance sheet as of September 30, 2021 (see Note 7).

4. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm developed products based on our microfluidics technology. The Development Agreement provided for up-front and periodic milestone payments during the development stage, which was completed in the third quarter of 2021, and ongoing annual payments of $0.4 million for sustaining efforts. We recognized $0.1 million and $2.4 million of development revenue from this agreement during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, we recognized $3.2 million and $6.2 million of revenue, respectively. Cumulatively, we have recognized $11.2 million of development revenue associated with the agreement.

5. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by geographic region and by source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Geographic Markets:
Americas	$13,013	$23,653	$47,656	$52,437
EMEA	10,108	8,837	28,470	23,490
Asia-Pacific	5,383	7,371	16,190	17,609
Total revenue	$28,504	$39,861	$92,316	$93,536

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sources:
Instruments	$10,056	$12,624	$27,943	$30,672
Consumables	11,881	16,586	41,349	34,924
Product revenue	21,937	29,210	69,292	65,596
Service revenue	6,016	6,131	18,929	16,457
Development revenue	90	3,180	2,420	6,180
Other revenue:
License revenue	—	—	93	3,163
Grant revenue	461	1,340	1,582	2,140
Total other revenue	461	1,340	1,675	5,303
Total revenue	$28,504	$39,861	$92,316	$93,536

Performance Obligations
We reported $21.5 million of deferred revenue on our December 31, 2020 consolidated balance sheet. During the nine months ended September 30, 2021, $9.7 million of the opening balance was recognized as revenue and $7.1 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At September 30, 2021, we reported $18.9 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at September 30, 2021 (in thousands):

Fiscal Year	Expected Revenue (1)
2021 remainder of the year	$4,473
2022	10,817
2023	5,923
Thereafter	3,707
Total	$24,920
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

6. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences in February 2014, we recognized $104.1 million of goodwill and $112.0 million of developed technology. In connection with our acquisition of InstruNor in January 2020, we recognized $2.3 million (Euro 2.0 million) of goodwill and $5.4 million (Euro 4.9 million) of developed technology. As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change.
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the ongoing global COVID-19 pandemic and macroeconomic developments to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of our reporting unit or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. There have been no indicators of impairment in 2021 during the nine months ended September 30, 2021.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,622	$(86,630)	$30,992	9.9 years
Patents and licenses	$11,256	$(9,829)	$1,427	7.0 years

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,658	$(77,452)	$40,206	9.9 years
Patents and licenses	$11,256	$(9,238)	$2,018	7.5 years
Total amortization expense for the three months ended September 30, 2021 and 2020 was $3.1 million and $3.2 million, respectively. Total amortization expense for the nine months ended September 30, 2021 and 2020 was $9.5 million and $9.6 million, respectively.

Based on the carrying value of intangible assets as of September 30, 2021, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2021 remainder of the year	$2,976	$170	$3,146
2022	11,903	678	12,581
2023	11,903	572	12,475
2024	2,103	7	2,110
2025	702	—	702
Thereafter	1,405	—	1,405
Total	$30,992	$1,427	$32,419

7. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$29,309	$68,520
Restricted cash	1,016	1,016
Total cash, cash equivalents and restricted cash	$30,325	$69,536
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.
Inventories, net
Inventories consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$11,511	$8,292
Work-in-process	867	1,214
Finished goods	12,120	10,183
Total inventories, net	$24,498	$19,689

Property and Equipment, net
Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment and software	$4,430	$4,240
Laboratory and manufacturing equipment	18,466	18,107
Leasehold improvements	7,696	7,203
Office furniture and fixtures	1,994	1,994
Property and equipment, gross	32,586	31,544
Less accumulated depreciation and amortization	(25,673)	(23,989)
Construction-in-progress	22,000	9,976
Property and equipment, net	$28,913	$17,531

The majority of the amounts included in construction-in-progress are related to the NIH Contract (see Note 3).
Accrued Compensation and Related Benefits
Accrued compensation and related benefits consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued incentive compensation	$2,365	$7,842
Accrued vacation	3,730	3,367
Accrued payroll taxes and other	2,191	2,578
Accrued compensation and related benefits	$8,286	$13,787
Warranties
Accrued warranty is included in other current liabilities on our condensed consolidated balance sheet. Activity for our warranty accrual for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$1,663	$1,390
Accrual (release) for current period warranties	554	677
Warranty costs incurred	(713)	(387)
Ending balance	$1,504	$1,680

8. Convertible Notes and Credit Facility
2014 Senior Convertible Notes (2014 Notes)
In February 2014, we closed an underwritten public offering of $201.3 million aggregate principal amount of our 2014 Notes. We received $195.2 million, net of underwriting discounts, from the issuance of the 2014 Notes and incurred approximately $1.1 million in offering-related expenses. The underwriting discount and offering-related expenses are being amortized to interest expense using the effective-interest rate method. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is 3.0%. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Repurchase provisions for the 2014 Notes permit the holders of the 2014 Notes to require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes in accordance with this provision. We recorded a loss of $9 thousand on the extinguishment of these notes, which is included in other income (expense), net in our condensed consolidated statement of operations.

We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below, as well as the February 2021 redemption. As of September 30, 2021, there is $0.6 million aggregate principal of the 2014 Notes outstanding.
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

The carrying values of the components of the 2014 Notes and the 2019 Notes are as follows (in thousands):

	September 30, 2021	December 31, 2020
2.75% 2014 Notes due 2034
Principal amount	$578	$1,079
Unamortized debt discount	(8)	(16)
Unamortized debt issuance cost	(2)	(4)
Net carrying value of 2014 Notes	$568	$1,059

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,517)	(1,835)
Net carrying value of 2019 Notes	$53,483	$53,165
Net carrying value of all Notes	$54,051	$54,224
Revolving Credit Facility and Term Loan Facility
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
On August 2, 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million Term Loan Facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The stated maturity date of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. The Credit Facility is collateralized by substantially all our property, other than intellectual property. The Credit Facility also includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the agreement, of at least 1.25 to 1.00.

The interest rate on advances made under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25%. Interest on any outstanding advance is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. Total availability under the Revolving Credit Facility as of September 30, 2021 was $10.3 million. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2021.
As of September 30, 2021, the balance outstanding on the Term Loan Facility was $10.0 million. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75)% above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal monthly installments beginning on August 1, 2023. The effective interest rate on the Term Loan Facility, reflecting the impact of debt issuance costs, the end-of-term fee and expected timing of principal repayment is 6.3% as of September 30, 2021.
The carrying value of our term loan is as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal amount	$10,000	$—
End of term fee accretion	26	—
Unamortized debt issuance cost	(33)	—
Net carrying value of term loan	$9,993	$—

9. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to ten years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of September 30, 2021 and December 31, 2020 (in thousands, except for discount rate and lease term):

	September 30, 2021	December 31, 2020
Operating lease right-of-use buildings	$43,242	$41,132
Operating lease right-of-use equipment	85	89
Operating lease right-of-use vehicles	645	679
Total operating lease right-of-use assets, gross	43,972	41,900
Accumulated amortization	(6,274)	(3,786)
Total operating lease right-of-use assets, net	$37,698	$38,114

Operating lease liabilities, current	$2,873	$2,973
Operating lease liabilities, non-current	38,170	38,178
Total operating lease liabilities	$41,043	$41,151

Weighted average remaining lease term (in years)	8.0	8.6
Weighted average discount rate per annum	12.0%	11.9%

10. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Cash- Restricted
Assets:
Cash and money market funds	$29,309	$—	$—	$29,309	$29,309	$—
Cash-restricted	1,016	—	—	1,016	—	1,016
Total cash, cash equivalents and restricted cash	$30,325	$—	$—	$30,325	$29,309	$1,016

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Cash- Restricted
Assets:
Cash and money market funds	$68,520	$—	$—	$68,520	$68,520	$—
Cash-restricted	1,016	—	—	1,016	—	1,016
Total cash, cash equivalents and restricted cash	$69,536	$—	$—	$69,536	$68,520	$1,016
Cash and cash equivalents are Level 1 measurements. There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the nine months ended September 30, 2021.
Convertible Notes and Term Loan Facility
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
The estimated fair value of our term loan also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as market prices. The fair value of our term loan was estimated using a discounted cash flows approach and current market interest rate data for similar loans.

The following table summarizes the par value, carrying value and the estimated fair value of our convertible notes and term loan as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021			December 31, 2020
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$578	$568	$601	$1,079	$1,059	$1,122
2019 Notes	55,000	53,483	127,331	55,000	53,165	117,899
Total Notes	$55,578	$54,051	$127,932	$56,079	$54,224	$119,021

Term loan	$10,000	$9,993	$10,037	$—	$—	$—

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
Common Shares Reserved
At September 30, 2021, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

in thousands	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units	Number Of Remaining Securities Available For Future Issuance
2011 Equity Incentive Plan	1,441	6,526	3,546
DVS Sciences Inc. 2010 Equity Incentive Plan	10	—	—
2017 Inducement Award Plan	159	98	—
2017 Employee Stock Purchase Plan	—	—	2,786
	1,610	6,624	6,332

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
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved, an increase of 1.4 million in the number of shares reserved for issuance under the 2011 Plan. In April 2021, our board of directors authorized, and in May 2021, our stockholders approved, an additional increase of 4.1 million in the number of shares reserved for issuance under the 2011 Plan.
Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	4,862	$4.98
RSUs granted	3,171	$5.26
RSUs released	(1,923)	$4.96
RSUs forfeited	(724)	$4.59
Balance as of September 30, 2021	5,386	$5.20
As of September 30, 2021, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $25.3 million. We expect to recognize those costs over a weighted average period of 2.7 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2020	1,635	$7.33	6.2
Options granted	93	$5.56
Options exercised	(37)	$5.71		$22
Options forfeited	(81)	$10.06
Balance as of September 30, 2021	1,610	$7.13	5.8	$1,473
Vested at September 30, 2021	1,459	$7.23	5.6	$1,374
Unvested awards at September 30, 2021	151	$6.19	8.1	$99
_______
(1)Aggregate intrinsic value as of September 30, 2021 was calculated as the difference between the closing price per share of our common stock on the last trading day of September 30, 2021, which was $6.59, and the exercise price of the options, multiplied by the number of in-the-money options.
As of September 30, 2021, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $0.5 million. We expect to recognize those costs over a weighted average period of 0.9 years.
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

Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2020	962	$9.74
PSU granted	396	$9.60
Performance adjustment for 2018 awards	21	$10.09
PSU released	(133)	$10.09
PSU forfeited	(36)	$4.82
Balance at September 30, 2021	1,210	$9.80
As of September 30, 2021, the unrecognized compensation costs related to these awards were $4.9 million. We expect to recognize those costs over a weighted average period of 1.8 years.
Performance Stock Units with Performance Conditions. During 2019, we also granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on achieving certain discrete operational milestones, the latest of which is December 31, 2021. As of September 30, 2021, there were approximately 29 thousand units of these awards outstanding with a weighted-average grant date fair value of $6.46 per unit.
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
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units, stock options and performance share units	$4,190	$4,114	$11,229	$9,558
Employee stock purchase plan	130	$243	509	$800
Total stock-based compensation	$4,320	$4,357	$11,738	$10,358
13. Income Taxes
Our quarterly provision for income taxes is based on an estimated effective annual income tax rate. Our quarterly provision for income taxes also includes discrete items, such as changes in valuation allowances or adjustments upon finalization of tax returns as well as infrequently occurring items, if any, such as the effects of changes in tax laws or rates, in the interim period in which they occur.
We recorded a tax benefit of $1.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Higher losses in our foreign operations in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 resulted in higher tax benefit for our foreign operations for the three months ended September 30, 2021 compared to the prior year period. For the nine months ended September 30, 2021 and 2020, we recorded a tax benefit of $3.6 million and $2.1 million, respectively. The increased tax benefit for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to discrete items, and to a lesser extent, higher losses and the corresponding tax benefit in certain parts of our foreign operations.

Our tax benefit for the periods presented in this report differs from the 21% U.S. Federal statutory rate principally because we maintain a valuation allowance for our domestic deferred tax assets, which primarily consist of net-operating loss carryforwards.

Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the nine months ended September 30, 2021 and 2020, respectively, we did not recognize any material interest or penalties related to uncertain tax positions. Other accrued liabilities on our condensed consolidated balance sheet as of September 30, 2021 includes $0.8 million of tax reserves related to our uncertain tax position in Singapore. We received a final determination from the tax authorities in October 2021 and paid the amounts accrued.

Recording deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results and future expected financial results. Domestic deferred tax assets have been offset by valuation allowances. Any release of valuation allowances could have the effect of decreasing the income tax provision in the period the valuation allowance is released. We continue to assess the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in the future periods enabling us to fully realize our deferred tax assets. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance.
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
A summary table of our revenue disaggregated by geographic area and by source for the three and nine months ended September 30, 2021 and 2020 is included in Note 5 to the condensed consolidated financial statements.
Revenue from customers in the United States represented $12.0 million, or 42% of total revenues, and $23.3 million, or 58% of total revenues, for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, revenue from domestic customers totaled $45.6 million, or 49% of total revenues, and $50.7 million, or 54% of total revenues, respectively.
Revenues from customers in China represented $3.2 million, or 11% of total revenues, and $3.7 million, or 9% of total revenues, for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, revenues from customers in China were less than 10% of total revenues. With the exception of China, no foreign country had revenue in excess of 10% of total revenues during any of the periods presented in this report.

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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition and public health crises (including the COVID-19 pandemic) on our business, the global supply chain, and our customers, suppliers, and other business partners. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” located elsewhere in this quarterly report on Form 10-Q, and in our annual report on Form 10-K filed with the Securities and Exchange Commission (SEC). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.
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
Fluidigm®, the Fluidigm logo, Access Array™, Acculift™, Advanta™, Atlas™, Biomark™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, GeckoGrip™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, and SNP Type™ are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
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

Our total revenue for the nine months ended September 30, 2021 was $92.3 million, compared to $93.5 million for the nine months ended September 30, 2020. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2021, our accumulated deficit was $726.6 million.
Recent Developments
As vaccines and alternative testing options for the coronavirus have become more available and the perceived threat of the pandemic began to recede in 2021, the demand for our COVID-19 testing products slowed, resulting in a corresponding decline in COVID-19 testing revenue in each of the first three quarters of 2021, compared to the third and fourth quarters of 2020. It is difficult to predict the impact of new strains of the coronavirus on our business or the impact they may have on the research priorities of our customers. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Form 10-Q.
In addition to the continuing impacts of the COVID-19 pandemic and its aftermath on our business, our financial results for the third quarter of 2021 were negatively impacted by supply chain issues, China trade restrictions, and the ongoing slowdown in the Asia-Pacific region. Global logistics and supply chain disruptions resulted in component delays and supply constraints with some of our suppliers. Shortages of certain components resulted in our being unable to fulfill all of our customer orders during the quarter. We expect to work through these orders over the next few quarters, but continued supply disruptions of components or materials or our inability to obtain components, materials, or assembly services from alternate sources could impact our ability to meet the ongoing demand of our customers.
The third quarter of 2021 also saw continued COVID-related shutdowns in Japan. These shutdowns, in addition to shipment delays in China due to the Chinese government’s delay in issuing import tax exemptions for our products, adversely impacted our financial results in the Asia-Pacific region.
We are undertaking a review, with the assistance of outside financial, operating, and legal advisors, of various options to maximize stockholder value with regard to strategic alternatives, cost and capital structure, and operations and supply chain.
On August 2, 2021, the Company amended its Loan and Security Agreement dated as of August 2, 2018, between the Company and Silicon Valley Bank (SVB) (the Amendment). The Amendment extends the maturity date of our $15.0 million revolving credit facility (Revolving Credit Facility) by one year, to August 2, 2023, and also provides for a term loan facility in an aggregate principal amount of $10.0 million (the Term Loan Facility). The stated maturity date of the Term Loan Facility is July 1, 2025, however if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be on June 1, 2024. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2021 and the Term Loan Facility was fully drawn as of September 30, 2021.
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
Results of Operations
The following table presents comparative and common size condensed consolidated statements of operations data for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue	$28,504	100%	$39,861	100%	$92,316	100%	$93,536	100%
Costs and expenses
Cost of product revenue	13,327	47	12,773	32	37,720	41	31,896	34
Cost of service revenue	1,508	5	1,769	4	5,465	6	4,531	5
Research and development	9,209	32	8,128	21	29,403	32	25,275	27
Selling, general and administrative	24,072	85	22,655	57	75,928	82	65,966	70
Total costs and expenses	48,116	169	45,325	114	148,516	161	127,668	136
Loss from operations	(19,612)	(69)	(5,464)	(14)	(56,200)	(61)	(34,132)	(36)
Interest expense	(968)	(4)	(885)	(2)	(2,751)	(3)	(2,682)	(3)
Surplus funding from NIH contract	5,000	18	—	—	5,000	5	—	—
Other income (expense), net	315	1	107	—	534	1	(248)	—
Loss before income taxes	(15,265)	(54)	(6,242)	(16)	(53,417)	(58)	(37,062)	(39)
Income tax benefit	1,422	5	243	1	3,609	4	2,068	2
Net loss	$(13,843)	(49)%	$(5,999)	(15)%	$(49,808)	(54)%	$(34,994)	(37)%

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
Development Revenue. Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm developed products based on our microfluidics technology. The Development Agreement provided up-front and periodic milestone payments during the development stage, which was completed in the third quarter of 2021, and ongoing annual payments of $0.4 million for sustaining efforts. We recognized $0.1 million and $3.2 million of development revenue during the three months ended September 30, 2021 and 2020, respectively. We recognized $2.4 million and $6.2 million during the nine months ended September 30, 2021 and 2020, respectively. Cumulatively, through September 30, 2021, we recognized $11.2 million of revenue from the Development Agreement.
We recognized revenue associated with the Development Agreement using an input method which determines the extent of our progress toward satisfaction of our performance obligations by comparing actual costs incurred to date to the total expected cost. Costs associated with development revenue were recorded in research and development expense in the condensed consolidated statement of operations.
Grant Revenue. We receive grants to perform research and development activities over contractually defined periods. Grant revenue in the current year is attributable to a grant agreement entered into in the second half of 2019, which ended in the third quarter of 2021. Costs associated with grant agreements have been recorded in research and development expense in the condensed consolidated statement of operations.
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
No customer represented more than 10% of total revenue for the three and nine months ended September 30, 2021. Revenue from one customer exceeded 10% of total revenue for both the three and nine months ended September 30, 2020. Revenue from our five largest customers represented 21% and 31% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Revenue from our five largest customers represented 22% and 23% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.
The following table presents our total revenue disaggregated by source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Year-over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2021		2020			2021		2020
Revenue:
Instruments	$10,056	35%	$12,624	32%	(20)%	$27,943	30%	$30,672	33%	(9)%
Consumables	11,881	42	16,586	42	(28)%	41,349	45	34,924	37	18%
Product revenue	21,937	77	29,210	74	(25)%	69,292	75	65,596	70	6%
Service revenue	6,016	21	6,131	15	(2)%	18,929	20	16,457	18	15%
Product and service revenue	27,953	98	35,341	89	(21)%	88,221	95	82,053	88	8%
Development revenue	90	—	3,180	7	(97)%	2,420	3	6,180	7	(61)%
Grant revenue	461	2	1,340	4	(66)%	1,582	2	2,140	2	(26)%
License revenue	—	—	—	—	—%	93	—	3,163	3	(97)%
Total revenue	$28,504	100%	$39,861	100%	(28)%	$92,316	100%	$93,536	100%	(1)%
The following table presents our total revenue disaggregated by geographic area for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Year-over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2021		2020			2021		2020
Americas	$13,013	46%	$23,653	60%	(45)%	$47,656	52%	$52,437	56%	(9)%
EMEA	10,108	35	8,837	22	14%	28,470	31	23,490	25	21%
Asia-Pacific	5,383	19	7,371	18	(27)%	16,190	17	17,609	19	(8)%
Total revenue	$28,504	100%	$39,861	100%	(28)%	$92,316	100%	$93,536	100%	(1)%

Total Revenue
Three months ended September 30, 2021
Total revenue decreased by $11.4 million, or 28%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by a decline of COVID-19-related product revenue of $7.9 million and the impact of lower instrument pricing of $1.4 million. In addition, development revenue declined as we completed the development phase of the Development Agreement.

Americas revenue decreased by $10.6 million, or 45%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The year over year decline is primarily attributable to a reduction in product revenue driven by the sharp decline in the demand for COVID-19 testing products. Development revenue also declined by $3.1 million as we completed the development phase of the Development Agreement. In Asia-Pacific, revenue decreased by $2.0 million, or 27.0%, primarily due to lower unit sales of instruments, lower average selling prices on instruments and product mix variability. Japan experienced significant disruptions from COVID-19-related shutdowns, and our business in China continued to be impacted by the government failing to resolve tax permit issues. EMEA revenue increased by $1.3 million driven by higher mass cytometry instruments. A weaker dollar contributed 1.1 percentage points of the 14 percentage point increase in EMEA revenue. Foreign exchange had an immaterial impact on total company revenues.

Nine months ended September 30, 2021
Total revenue decreased by $1.2 million, or 1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven primarily by lower development, license and grant revenue, partially offset by higher product and service revenue.
Americas revenue declined by $4.8 million, or 9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by lower unit sales of instruments and lower development, grant and license revenue, partially offset by higher consumable and service revenue. The decline in instrument revenue is attributable to reduced demand for analytical test instruments used in COVID-19 test applications. The reduction in development and grant revenue reflects decelerating project activity as the underlying contracts neared completion, while the reduction in license revenue is attributable to the non-recurring nature of last year’s settlement agreement. In Asia-Pacific, revenue decreased by 8% primarily due to lower unit sales of instruments, partially offset by increased consumable and service revenues. EMEA revenue increased by $5.0 million, driven by higher unit sales of instruments. A weaker dollar contributed 5.4 percentage points of the 21 percentage point increase in EMEA revenue. Changes in foreign exchange contributed 1.4 percentage points to the change in total company revenues.

Product and Service Revenue. The following table presents our revenue disaggregated by target market and by source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Year-Over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2021		2020			2021		2020
Mass cytometry:
Instruments	$7,125	45%	$5,758	38%	24%	$19,491	42%	$18,668	44%	4%
Consumables	4,254	27	5,056	34	(16)%	13,376	29	12,594	29	6%
Total product revenue	11,379	72	10,814	72	10%	32,867	71	31,262	73	5%
Service revenue	4,458	28	4,295	28	4%	13,631	29	11,358	27	20%
Total product and service revenue	$15,837	100%	$15,109	100%	10%	$46,498	100%	$42,620	100%	9%

Microfluidics:
Instruments	$2,931	24%	$6,866	34%	(57)%	$8,452	20%	$12,004	30%	(30)%
Consumables	7,627	63	11,530	57	(34)%	27,973	67	22,330	57	25%
Total product revenue	10,558	87	18,396	91	(42)%	36,425	87	34,334	87	6%
Service revenue	1,558	13	1,836	9	(15)%	5,298	13	5,099	13	4%
Total product and service revenue	$12,116	100%	$20,232	100%	(38)%	$41,723	100%	$39,433	100%	6%

Mass cytometry revenue increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The year-over-year increase was primarily attributable to sales of the new CyTOF XT instrument, which was released in May 2021, partially offset by lower sales of our Helios instrument and consumables. The decline in Microfluidics revenue during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is directly attributable to reduced demand for COVID-19 testing products.

Mass cytometry revenue increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Product revenue increased $1.6 million primarily due to sales of CyTOF XT that was launched in May 2021 and growth in our imaging platforms partially offset by lower Helios sales. Service revenue increased $2.3 million.

Microfluidics revenue increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The year over year increase is primarily attributable to higher consumables revenue from COVID-19 test products, which received FDA Emergency Use Authorization in August 2020, partially offset by higher 2020 sales of instrument systems for COVID testing.

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
The following table presents our product and service cost, product and service gross profit and product and service margin for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2021	2020			2021	2020
Cost of product revenue	$13,327	$12,773	4%		$37,720	$31,896	18%
Cost of service revenue	1,508	1,769	(15)%		5,465	4,531	21%
Cost of product and service revenue	$14,835	$14,542	2%		$43,185	$36,427	19%

Product and service gross profit	$13,118	$20,799	(37)%		$45,036	$45,626	(1)%
Product and service margin	46.9%	58.9%	(12.0)	ppt	51.0%	55.6%	(4.6)	ppt

Product and service margin decreased by 12.0 percentage points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Fixed depreciation and amortization costs on a lower revenue base contributed 2.6 percentage points to the decline in product and service margins for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Other factors, including unfavorable product mix from lower COVID-19 consumables sales in 2021 vs 2020 coupled with a new product transition cycle, lower capacity utilization for consumables, and lower average selling prices on mass cytometry instruments, further reduced product and service margin by 9.4 percentage points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Product and service margin decreased by 4.6 percentage points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Higher provisions for excess and obsolete inventory primarily related to COVID-19 testing consumables products reduced product and service margin by 0.9 percentage points. Other factors, including lower capacity utilization for consumables manufacturing, lower average selling prices for mass cytometry instruments, and new product transition cycles further reduced product and service margin by 4.4 percentage points. Fixed depreciation and amortization costs on a higher revenue base partially offset these increases, positively impacting product and service margin by 0.7 percentage points.

Operating Expenses
The following table presents our operating expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2021	2020		2021	2020
Research and development	$9,209	$8,128	13%	$29,403	$25,275	16%
Selling, general and administrative	24,072	22,655	6%	75,928	65,966	15%
Total operating expenses	$33,281	$30,783	8%	$105,331	$91,241	15%

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
Research and development expense increased by $1.1 million, or 13%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Compensation and benefit costs increased by $0.9 million, primarily due to the absence of the 2020 COVID-19 related subsidies received by certain of our foreign subsidiaries. Consulting costs increased by $0.2 million due to development and grant related projects.
Research and development expense increased by $4.1 million, or 16%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Compensation and benefit costs increased by $2.7 million, primarily due to the absence of the 2020 temporary salary reductions and government subsidies. Consulting costs increased by $1.1 million driven by development and grant related projects.
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
Selling, general and administrative expense increased by $1.4 million, or 6%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Salaries and benefits costs increased by $0.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the absence of COVID-19 related government subsidies. Consulting costs increased by $1.0 million due to higher market research expenses. Travel and advertising and promotion expense together increased by $1.1 million reflecting a return to more normal spending levels following 2020 expense declines due to the COVID-19 pandemic. Lower commissions, legal expenses and other costs partially offset these cost increases.
Selling, general and administrative expense increased by $10.0 million, or 15%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Salaries and benefits costs increased by $4.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the absence of the 2020 temporary salary reductions and COVID-19 related government subsidies, higher headcount and annual merit increases. Consulting costs increased by $2.4 million due to higher market research expenses and the use of contract employees to fill open positions. Commissions increased by $0.8 million, reflecting the impact of higher product sales, while travel and advertising and promotion expense together increased by $1.5 million , reflecting a return to more normal spending levels following 2020 expense declines due to the COVID-19 pandemic. Stock-based compensation costs increased by $1.2 million for the nine months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to retention awards granted in the second quarter of 2020. These increases were partially offset by decreases in a variety of smaller items.

Interest Expense and Other Income (Expense), Net
The following table presents these items for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2021	2020
Interest expense	$(968)	$(885)	9%	$(2,751)	$(2,682)	3%
Surplus funding from NIH contract	5,000	—	NA	5,000	—	NA
Other income (expense), net	315	107	194%	534	(248)	(315)%
Total	$4,347	$(778)	(659)%	$2,783	$(2,930)	(195)%
Interest expense is comprised primarily of interest on our convertible debt and new Term Loan Facility. The increase in the interest expense for the three months ended September 30, 2021 compared to the prior year is due to our new Term Loan Facility. For the three months ended September 30, 2021, we recognized $5.0 million of proceeds under the NIH Contract in excess of amounts expected to be spent for capital expenditures and operating expenses. Other income, net consisted primarily of $0.3 million from the settlement of an insurance claim.
For the nine months ended September 30, 2021, we recognized $5.0 million of proceeds under the NIH Contract in excess of amounts expected to be spent for capital expenditures and operating expenses. Other income, net included $0.5 million from the settlement of insurance claims. Other income, net for the nine months ended September 30, 2021 also includes a $9 thousand loss associated with the February 2021 repurchase of the 2014 Notes.
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
We recorded a tax benefit of $1.4 million for an effective tax rate of 9.3%, for the three months ended September 30, 2021. In the three months ended September 30, 2020, we recorded a tax benefit of $0.2 million for an effective tax rate of 3.9%. Higher losses in certain of foreign operations in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 resulted in a higher tax benefit for our foreign operations for the three months ended September 30, 2021.
For the nine months ended September 30, 2021, we recorded a tax benefit of $3.6 million, resulting in an effective tax rate of 6.8%. For the nine months ended September 30, 2020, we recorded a tax benefit of $2.1 million, resulting in an effective rate of 5.6%. The increased tax benefit for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to discrete items, in addition to the higher losses and corresponding tax benefit in certain parts of our foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2021, our principal sources of liquidity consisted of $29.3 million of cash and cash equivalents, as well as $1.0 million of restricted cash and $10.3 million of availability under our Revolving Credit Facility.

The following table presents a comparative summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flow summary:
Net cash used in operating activities	$(37,059)	$(11,684)
Net cash provided by (used in) investing activities	(10,801)	40,797
Net cash provided by (used in) financing activities	8,662	20,425
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(13)	86
Net increase (decrease) in cash, cash equivalents and restricted cash	$(39,211)	$49,624
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
Net cash used in operating activities for the nine months ended September 30, 2021 was $37.1 million and consisted of net loss of $49.8 million, less non-cash items of $25.8 million and cash used in assets and liabilities, net, of $13.0 million. Non-cash items included stock-based compensation expense of $11.7 million, amortization of developed technology of $8.9 million, depreciation and amortization of $2.7 million, provisions for excess and obsolete inventory of $1.5 million, lease amortization of $0.4 million, and a variety of smaller items. The cash used in assets and liabilities, net was primarily attributable to a $5.4 million reduction of accrued compensation and related benefits from bonus payments made in the first quarter of 2021, a reduction of deferred revenue of $2.3 million, a reduction of other liabilities of $8.0 million, an increase in prepaid expenses and other assets of $2.7 million, and an increase of inventories, net of $7.5 million. These uses of funds were partially offset by a reduction of accounts receivable, net, of $11.4 million, and an increase in accounts payable of $1.4 million.
Net cash used in operating activities for the nine months ended September 30, 2020 was $11.7 million and consisted of net loss of $35.0 million, less non-cash items of $25.4 million, partially offset by a net increase in assets and liabilities of $2.1 million. Non-cash items primarily included amortization of developed technology of $8.9 million, stock-based compensation expense of $10.4 million, depreciation and amortization of $3.0 million, lease amortization of $1.9 million, and a variety of smaller items. The cash used by assets and liabilities was primarily due to an increase in inventories of $6.8 million, an increase in prepaid expenses and other assets of $2.4 million, primarily comprised of payments to vendors involved with our facility expansion in Singapore, partially offset by a decrease in accounts receivable, net of $1.0 million, an increase in accounts payable of $5.0 million, and an increase in deferred revenue of $1.3 million.
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities consist of purchases, sales, and maturities of our short-term investments and to a much lesser extent, capital expenditures for manufacturing, laboratory, computer equipment and software to support our infrastructure and workforce. We expect to continue to incur costs for capital expenditures to expand capacity under the NIH Contract, improve manufacturing efficiencies and strengthen information technology and network security. However, we may choose to decrease or defer certain capital expenditures and development activities, while further optimizing our organization.
Net cash used in investing activities for the nine months ended September 30, 2021 was $10.8 million. Capital expenditures of $12.8 million were incurred primarily to expand our microfluidics IFC production capacity in Singapore related to the NIH Contract. We received $2.0 million from the NIH under the terms of the agreement to fund the facility expansion.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $40.8 million, which included $11.2 million of proceeds from the NIH contract under the terms of the agreement to fund the facility expansion, $31.8 million of proceeds from maturities of investments, and $5.0 million of proceeds from the sale of investments, partially offset by the $5.2 million expenditure associated with the acquisition of InstruNor AS and $2.0 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities totaled $8.7 million during the nine months ended September 30, 2021. The principal source of cash was $10 million of advances drawn against our new Term Loan Facility with Silicon Valley Bank. Other sources include $0.7 million of ESPP proceeds and $0.2 million of proceeds from the exercise of stock options. Partially offsetting these sources was $1.7 million of withholding tax payments related to the net share settlement of equity awards and the $0.5 million repurchase of 2014 Notes completed in February 2021.
During the nine months ended September 30, 2020, we generated $20.4 million of cash from financing activities, principally from the $20.2 million “at the market” equity offering.
Capital Resources
At September 30, 2021 and December 31, 2020, our working capital, excluding deferred revenues and restricted cash, was $39.0 million and $76.9 million, respectively, including cash and cash equivalents of $29.3 million and $68.5 million, respectively. We had no investments as of September 30, 2021 and December 31, 2020.
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
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies to sell shares of our common stock having aggregate sales proceeds of up to $50,000,000, from time to time, through an at-the-market (ATM) equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock, pursuant to the Sale Agreement. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
On August 2, 2018, we entered into a Loan and Security Agreement with SVB (the Credit Agreement) for our Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million, In August 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million Term Loan Facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The Credit Facility is collateralized by substantially all our property, other than intellectual property. The maturity date of the Term Loan Facility is July 1, 2025, subject to the following condition: in the event the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by that date, then the maturity date of the Term Loan Facility will be June 1, 2024.
As of September 30, 2021, the balance outstanding on the Term Loan Facility was $10.0 million. Interest on the term loan accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or 4.0% with a final payment equal to 6.5% of the aggregate original principal amounts of each term loan advance due on the earlier of the maturity date of the Term Loan Facility, the acceleration of the term loan advances or any prepayment of a term loan advance. Interest is payable monthly. The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal monthly installments of principal plus monthly payments of accrued interest. The Amendment also added a financial covenant to the Credit Facility, requiring us to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00.
As of September 30, 2021, total availability under the Revolving Credit Facility was $10.3 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Credit Agreement. See Note 8 to our condensed consolidated financial statements for more information about the Revolving Credit Facility and Term Loan Facility.
We believe our existing cash, cash equivalents, and investments, along with funding available from the Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, because we have experienced lower than expected cash generated from operating activities, we anticipate continued near-term supply chain constraints and ongoing uncertainty regarding COVID-19-related lab closures and resolution of tax permit issues in China, and we may also experience greater than expected cost of revenue, we may need to raise additional capital to fund our operations. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost associated with litigation or disputes relating to intellectual property rights or otherwise, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing, and distribution capabilities, the cost and timing of establishing additional technical support capabilities, and the effect of competing technological and market developments.
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
Other than as disclosed above, there have been no material changes during the nine months ended September 30, 2021 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2021, we had a foreign currency loss of $0.1 million compared to a foreign currency loss of $0.5 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $29.3 million as of September 30, 2021. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held no investments in treasury securities at September 30, 2021. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
•Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year, and may not be consistent with expectations.
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
•We may not be able to convert our orders in backlog into revenue.
•Our business operations depend upon the continuing efforts of our management team and other key employees.
•Our distribution capabilities and direct sales, field support, and marketing forces must be sufficient to meet our customers’ needs.
•To use our analytical systems, customers typically need to purchase specialized reagents.
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
RISKS RELATED TO OUR BUSINESS, INDUSTRY, AND STRATEGY
The global COVID-19 pandemic has significantly affected our business operations and could continue to adversely impact our financial position and cash flows to an extent that is unknown and difficult to predict.
The pandemic and international public health emergency caused by SARS-CoV-2, the novel strain of coronavirus that causes the disease commonly known as COVID-19, has adversely affected all the countries in which we and our customers, suppliers, and other business partners operate, disrupting supply chains, causing significant volatility in global financial markets, and raising the prospect of an extended global recession. Public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread and resurgence, including travel restrictions and quarantines, could continue to contribute to a general slowdown in the global economy, cause increasingly adverse impacts on our customers, suppliers, and other business partners, and further disrupt our operations. Changes in our operations as a result of the COVID-19 pandemic have resulted in inefficiencies and delays, including in sales and product development efforts, and additional costs related to business continuity initiatives that cannot be fully mitigated through succession planning, employees working remotely, or teleconferencing technologies.
The COVID-19 pandemic and related governmental and societal reactions have had, and may continue to have, a negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:
•reduced demand for some of our products and services due to the impact of COVID-19 on our customers, including in the global academic research community;
•the negative impact of ongoing travel restrictions and social distancing policies on our sales operations, marketing efforts, and customer field support;
•diminished business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;
•increased voluntary turnover, together with impaired ability to hire and effectively train new personnel due to labor shortages, travel restrictions, and physical distancing protocols;
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
In addition to its negative impact on some aspects of our business, the COVID-19 pandemic has been a source of opportunity for our diagnostics business, opening up external funding sources to support innovation and product development and resulting in increased revenues due to sales of our Advanta Dx SARS-CoV-2 RT-PCR test and related sales of our microfluidics instruments. However, as vaccines and alternative testing options for the coronavirus have become available and the perceived threat of the pandemic has receded, the demand for our COVID-19 testing products has slowed, resulting in a corresponding decline in related revenue. As a result of these trends, we have lowered our revenue expectations for COVID-19 testing products in 2021.

In the third quarter of 2021, factors such as supply chain constraints, China trade restrictions, and the ongoing slowdown in the Asia-Pacific region caused our overall revenues to decline more than expected. As a result, we are considering the implementation of various cost control initiatives, and we may be required to draw on our $15.0 million revolving senior credit facility (Revolving Credit Facility) or raise additional financing to support our investment priorities. Additional details concerning these risks are provided in the risk factors below, including under “Our efficiency and cost-savings initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition,” and “Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.”
The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread and resurgences of the coronavirus; the emergence of new strains of the disease, such as the Delta variant; the availability, efficacy, and acceptance of COVID-19 vaccines; the scope and duration of the public health emergency; and COVID-19 mitigation measures such as travel bans and restrictions, social distancing, quarantines, and business shutdowns and closures.
Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, we are unable to predict the impact of COVID-19 on our operations, our financial performance, and our ability to successfully execute our business strategies and initiatives. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; labor and materials shortages; supply chain difficulties, including disruption of logistics, shipping, and other distribution operations; and the pace of recovery when the threat of COVID-19 subsides.
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
Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year due to a number of factors, and a significant variance in our operating results or rates of growth from our financial guidance or market expectations, if any, could lead to substantial volatility in our stock price.
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
•changes in customer budget cycles, capital spending, and the availability of VAT and import tax exemptions;
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
•staffing shortages, lack of skilled labor, increased turnover, and competitive job markets;
•fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods;

•quality control or yield problems in our manufacturing operations;
•new product introductions and enhancements by us and our competitors;
•unanticipated increases in costs or expenses;
•our complex, variable and, at times, lengthy sales cycle;
•trade restrictions and government protectionism;
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $53.0 million, $64.8 million and $59.0 million during the years 2020, 2019, and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $726.6 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. In 2020, in response to the uncertainty arising from the COVID-19 pandemic, we initiated a range of additional actions aimed at temporarily reducing our operating expenses and preserving liquidity, including implementing temporary enterprise-wide salary reductions of 20% for employees at or above the ‘director’ level and 10% for all others, temporarily reducing our board members’ cash retainers by 20%, and constraining hiring. Although we discontinued our hiring constraints and pandemic-related pay reductions in 2020, we are currently reviewing other possible actions to preserve liquidity and optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of these and other efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition.
If we seek to implement a company-wide enterprise resource planning (ERP) system, such implementation could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
We are considering implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. If we decide to implement a company-wide ERP system, our business and results of operations could be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement the ERP system as planned or if the system does not operate as intended, our business, results of operations, and internal controls over financial reporting could be adversely affected.
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
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which have been impacted by the COVID-19 pandemic and may additionally be impacted by other factors—have had and will continue to have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, tariffs and trade restrictions, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results have fluctuated and may continue to fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities because of the COVID-19 pandemic have resulted in lower than expected sales of our mass cytometry instruments. Additionally, the imposition of tariffs and unavailability of VAT and import tax exemptions have adversely affected the sales of our products in China. Similar reductions and delays in customer spending have resulted and may continue to result from other factors that are not within our control, such as:
•changes in economic conditions;
•natural disasters or public health crises;
•changes in government programs that provide funding to research institutions and companies;
•macroeconomic conditions and the political climate;
•governmental protectionism, the escalation of tariffs and other trade barriers;
•availability of tax permits and incentives, including VAT and import tax exemptions;
•changes in the regulatory environment affecting life science and plant and animal research companies engaged in research and commercial activities;
•changes in our customers’ research priorities;
•differences in budget cycles across various geographies and industries;
•personnel shortages among our customers;
•market-driven pressures on companies to consolidate operations and reduce costs;
•mergers and acquisitions in the life science and plant and animal research industries; and
•other factors affecting research and development spending.
Any decrease in our customers’ budgets or expenditures or in the size, scope, or frequency of capital or operating expenditures, as well as any increase in local tariffs could materially and adversely affect our operations or financial condition.
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
In connection with the global supply chain disruptions following the onset of the COVID-19 pandemic, we have been experiencing problems with some of our suppliers. In the third quarter of 2021, shortages of certain components caused a backlog and we were unable to fulfill all of the demand for our products during the quarter. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business.

We may not be able to convert our orders in backlog into revenue.
Our backlog represents product orders from our customers that we have confirmed but have not been able to fulfill, and, accordingly, for which we have not yet recognized revenue. We may not receive revenue from these orders, and any order backlog we report may not be indicative of our future revenue.
Many events can cause an order to be delayed or not completed at all, some of which may be out of our control, including the potential impacts from the COVID-19 pandemic and our suppliers not being able to provide us with products or components. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of certain members of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and staffing shortages could also negatively impact our ability to expand and scale functions that are needed to support the development of our products and the growth of our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. Competition for qualified senior management and key employees in our industry is intense. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. We do not maintain significant key person life insurance with any of our employees and all our employees, including our management team, may terminate employment without notice and without cause or good reason.
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
If we are unable to expand our direct sales, field support, and marketing forces or distribution capabilities to adequately address our customers’ needs, our business will be adversely affected.
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

In the past year, we have experienced significant changes and increased turnover in our sales and marketing organizations, and we face considerable challenges in recruiting and training qualified replacements. Our future success will depend largely on our ability to recruit, retain, and motivate the skilled sales and marketing force necessary to support our business activities, and any failure to maintain competitive levels of compensation will negatively impact our ability to so. Because competition for such employees is intense, we can provide no assurance that we will be able to retain them on favorable or commercially reasonable terms, if at all. Failure to attract and retain our current personnel or to build an efficient and effective sales and marketing force would negatively impact sales of our products and reduce our revenue and profitability.
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
We have implemented security controls to protect our information technology infrastructure but, due to the ever-evolving nature of information security threats, we are not fully insulated from technology disruptions that could adversely impact us. For example, in early 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we were able to restore their operation without significant loss of business data within weeks. Based on the nature of the attack and its impact on our systems, we believe no confidential data was lost or disclosed. If, however, confidential data were determined to have been released in the course of any future event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such a release. We believe our mitigation measures and expanded information security program have reduced, but cannot eliminate, the risk of a similar attack, and we anticipate additional work and expense in the future as we continuously improve our security processes and initiatives in response to ever-changing information security challenges.
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
During the years 2020, 2019, and 2018, approximately 54%, 63%, and 57% respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act, and other data privacy requirements, labor and employment regulations, anticompetition regulations, the U.K. Bribery Act of 2010 and other anticorruption laws, and the RoHS and WEEE directives and REACH regulation, which regulate the use and importation of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;
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
•business interruptions and travel restrictions resulting from global sociopolitical events, including war and terrorism, public health crises (including the ongoing COVID-19 pandemic), and natural disasters including earthquakes, typhoons, floods and fires;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•difficulties and costs of staffing and managing foreign operations; and
•difficulties protecting or procuring intellectual property rights.
Since the beginning of the COVID-19 pandemic, travel restrictions have caused significant slowdowns in China, Japan, and other parts of the Asia-Pacific region. These slowdowns, in addition to shipment delays in China due to a lack of VAT and import tax exemptions for our products, have caused our financial results to suffer. If these situations continue, or if other risks occur, we could be forced to dedicate significant resources to their resolution, and if we are unsuccessful in finding a solution, our financial condition and results will suffer.
Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability, and results of operations.
Adverse economic conditions in the U.S. and international markets, including the worldwide economic disruption related to the COVID-19 pandemic and related slowdowns in China, Japan, and elsewhere in the Asia-Pacific region, have negatively affected our revenues and operating results and may continue to do so. Even before the current public health crisis took hold, the global credit and financial markets had been experiencing volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. Geopolitical events including the COVID-19 pandemic, the adoption and expansion of trade restrictions by the United States and China, and the United Kingdom’s withdrawal from the European Union have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.
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
We believe that our existing cash, cash equivalents, and investments, along with funding available under our Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
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
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our condensed consolidated financial statements. As of September 30, 2021, we had approximately $138.8 million of goodwill and net intangible assets, including approximately $106.4 million of goodwill and $32.4 million of net intangible assets. These assets represent a significant portion of the assets recorded on our condensed consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
In August 2021, we amended our Revolving Credit Facility, which provides for secured revolving loans in an aggregate amount of up to $15.0 million, to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The Credit Facility is secured by substantially all of our assets, other than intellectual property. The Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. Additionally, we are required to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00. If we fail to comply with the covenants and our other obligations under the Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Credit Facility and, if they are not repaid, could foreclose upon the assets securing our obligations under the Credit Facility.
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
We are subject to risks related to taxation in multiple jurisdictions and our effective income tax rate could be adversely affected and we could have additional tax liability if existing tax laws or regulations change or if taxing authorities disagree with our interpretations of tax laws or regulations.
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
We have significant outstanding convertible debt. As of September 30, 2021, we had outstanding $0.6 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes (2014 Notes Indenture), holders of the 2014 Notes may require us to repurchase all or a portion of the 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
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
•supply chain disruptions;
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
10.1*
Amendment dated September 29, 2021 to Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 28, 2020, February 18, 2021, and May 10, 2021.
Filed herewith
10.2	Fourth Amendment to Loan and Security Agreement, dated as of August 2, 2021, between Fluidigm Corporation and Silicon Valley Bank.	8-K	10.1	8/5/2021
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated: November 8, 2021	By:	/s/ Stephen Christopher Linthwaite
Stephen Christopher Linthwaite
President and Chief Executive Officer

Dated: November 8, 2021	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer