Form 10-K
period 2021-12-31
FLUIDIGM CORP
filed 2022-03-08
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $463,753,327, based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
As of February 28, 2022, there were 77,198,577 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with the registrant’s annual meeting of stockholders, scheduled to be held in May 2022, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

Fluidigm Corporation
Fiscal Year 2021
Form 10-K
Annual Report
______________________________________

i

Special Note Regarding Forward-looking Statements and Industry Data
This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans and our ability to continue as a going concern, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, potential growth opportunities, market growth expectations, the effects of competition, our planned use of the proceeds from the strategic investment transaction (described under Recent Key Developments) (the Private Placement Issuance), cost structure optimization, acceleration of growth, the expected timing and closing of the Private Placement Issuance, expectations regarding the issuance of the Series B Preferred Stock (as defined below), and other expectations for us following the closing of the Private Placement Issuance, including the achievement of its potential benefits. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
____________________________
Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, AccuLift™, Advanta™, Advanta EASE™, Biomark™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, GeckoGrip™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, and SNP Type™ are trademarks or registered trademarks of Fluidigm Corporation. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.
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
Our mass cytometry systems (legacy Helios™ and newly introduced revolutionary CyTOF XT) deeply profiles cell phenotype and function. Referenced by more than fifteen hundred peer-reviewed publications around the world, mass cytometry has set a new standard in human immune profiling. Transforming biological imaging, our Hyperion™ Imaging System enables highly multiplexed protein biomarker detection at a single cellular level in tissues and tumors while still preserving tissue architecture and cellular morphology information using Imaging Mass Cytometry™ (IMC™).
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
Recent Key Developments
Strategic Investment Transaction
On January 23, 2022, we entered into (i) a Loan Agreement (the Casdin Loan Agreement) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and (ii) a Loan Agreement (the Viking Loan Agreement, and together with the Casdin Loan Agreement, the Bridge Loan Agreements) with Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers and each, a Purchaser). Each Bridge Loan Agreement provides for a $12.5 million term loan to us (each, a Bridge Loan and collectively, the Bridge Loans). Subject to approval by our stockholders, upon the issuance of the shares of Series B Preferred Stock (as defined below) pursuant to the Purchase Agreements (as defined below), the Bridge Loans will be automatically converted into shares of Series B-1 Preferred Stock (as defined below) or Series B-2 Preferred Stock (as defined below), as applicable, in accordance with the terms of the Bridge Loan Agreements. The Bridge Loans were fully drawn on January 24, 2022. The proceeds of the Bridge Loans may be used for working capital and general corporate purposes.
Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of the Purchasers pursuant to which, among other things, at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of our stockholders, we will issue and sell an aggregate of $225 million of convertible preferred stock, consisting of: (i) 112,500 shares of our Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000.00 per share to Casdin, and (ii) 112,500 shares of our Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000.00 per share to Viking (clauses (i) and (ii), the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance). The Series B Preferred Stock to be purchased by Casdin and Viking pursuant to the Purchase Agreements is in addition to any Series B Preferred Stock to be issued upon conversion of outstanding amounts under the Bridge Loan Agreements. The proceeds of the Preferred Equity Transactions will be used by us for expenses related to the Preferred Equity Transactions, as well as working capital, general corporate purposes and merger and acquisition opportunities that we may identify from time to time.
In connection with the Private Placement Issuance, we will change our name to “Standard BioTools Inc.” and Dr. Michael Egholm will be appointed as the Company’s President and Chief Executive Officer and as a member of our Board of Directors (the Board), each occurring upon the closing of the transactions contemplated by the Purchase Agreements (Closing). Dr. Egholm will succeed Chris Linthwaite, who will continue as our Chief Executive Officer until the earlier of the Closing or May 15, 2022.

The Closing is subject to customary closing conditions for a transaction of this nature, including approval by our stockholders of the issuance of the Series B Preferred Stock in connection with the Private Placement Issuance. Each Private Placement Issuance is also conditioned on the substantially contemporaneous consummation of the other Private Placement Issuance.
Our Board has called a special meeting to be held on March 25, 2022 (the Special Meeting) to ask our stockholders to consider, vote upon and approve (i) a proposal to amend our Eighth Amended and Restated Certificate of Incorporation (the Charter) to, among other things, increase the number of shares of our common stock, par value $0.001 per share, (the Common Stock) that we are authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) shares and to change our name to Standard BioTools Inc. (together, the Charter Amendment Proposal); and (ii) to approve the issuance of (A) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock pursuant to the Purchase Agreements, (B) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock issuable pursuant to the terms of the Bridge Loan Agreements and (C) the Common Stock issuable upon the conversion of the Series B Preferred Stock. clauses (A) through (C), the Private Placement Issuance Proposal). The Private Placement Issuance Proposal is conditioned on the approval of the Charter Amendment Proposal. The Charter Amendment Proposal is conditioned on the approval of the Private Placement Issuance Proposal. If both proposals do not receive the requisite vote for approval, neither the Charter Amendment Proposal nor the Private Placement Issuance Proposal will take effect. The parties have agreed that they will not be obligated to close the Preferred Equity Financing if the Charter Amendment Proposal has not been approved at the Special Meeting.
If the Charter Amendment Proposal and the Private Placement Issuance Proposal are not approved by our stockholders at the Special Meeting or the Purchase Agreements are otherwise terminated, then the Bridge Loans will become convertible, at each lender’s option, into Common Stock at an initial conversion rate of 352.1126 shares of Common Stock per $1,000 of conversion amount, subject to the cap set forth in the Bridge Loan Agreements. The conversion rate is subject to customary adjustments as set forth in the Bridge Loan Agreements. The Bridge Loans bear interest (i) from and including the effective date of the Bridge Loan Agreements to but excluding March 1, 2022, at 10%, (ii) from and including March 1, 2022 to but excluding June 1, 2022, at 12%, (iii) from and including June 1, 2022 to but excluding September 1, 2022, at 14%, and (iv) from and including September 1, 2022 and thereafter, at 16%. Interest accrues daily and is payable in kind by adding the accrued interest to the outstanding principal amount on the last date of each month. The Bridge Loans mature on the 91st calendar day after the latest maturity date of the loans borrowed under our Loan and Security Agreement, dated as of August 2, 2018, with Silicon Valley Bank, and the principal, together with accrued and unpaid interest, is due on the maturity date.
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
For our microfluidics products, our work with outside consultants and market analysis indicate a potential opportunity in the respiratory and COVID-19 molecular diagnostics markets. We believe that our differentiated PCR microfluidics products could be well-suited to serve the needs of the diagnostics market. Our participation in COVID-19 testing provides an entry point if we choose to explore the diagnostics opportunity. The current markets for our products address a broad range of biological analysis approaches, including the genome, proteome, transcriptome, epigenome and microbiome used by academic life science research customers, as well as applied markets customers, including diagnostic and clinical research laboratories, biopharmaceutical companies, biorepositories and agricultural biotechnology entities. Our markets are increasingly looking to study data sets spanning these approaches in a concerted manner to reveal, understand, and address the biological complexities of disease.
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. As of December 31, 2021, we have achieved the required milestones and have received the total NIH Contract value of $34.0 million. Proceeds from the NIH Contract have been primarily used for capital expenditures to expand production capacity and, to a lesser extent, to offset applicable operating costs. With the funding from the NIH Contract, integrated fluidic circuit (IFC) manufacturing capacity increased from 12,000 IFCs per month to 36,000 IFCs per month in our Singapore facility.
One of the milestones under the NIH Contract was submitting a request with the FDA for Emergency Use Authorization (EUA) of the Advanta Dx COVID-19 EASE Assay. We were granted an EUA for this assay in February

2022. This test is authorized for the qualitative detection of nucleic acid from SARS-CoV-2 in nasopharyngeal swab, oropharyngeal swab, mid-turbinate nasal swab, and anterior nasal swab specimens from individuals suspected of COVID-19 by their healthcare provider.
In 2021:
•Fluidigm made significant strides in product innovation in the form of two new, world-class instrument systems, CyTOF® XT and Biomark™ X. Biomark X is our next generation qPCR platform, integrating the Fluidigm Juno and Biomark HD instruments into a single platform while adding sample-to-answer capabilities. CyTOF XT is the fourth-generation CyTOF instrument, designed to simplify the design and execution of deep cell profiling studies, standardize sample analysis with reproducible workflows and automation and accelerate novel therapeutic development. Both new instrument platforms provide customers with significant value at more economical price points relative to prior generation instruments and include significant enhancements that positively impact instrument operating efficiency and productivity.
•We delivered the Signature Q100 microfluidics platform to our OEM partner, Olink®, showcasing how strategic partnerships support our Vision 2025 growth plan and ability to expand Fluidigm’s customer base for instruments and consumables usage.
•The Company focused on partnership and collaboration to accelerate customer adoption of its technology, innovate products or penetrate new markets. Fluidigm completed the milestones under its agreement with the National Institutes of Health, National Institute of Biomedical Imaging and Bioengineering, under the agency’s Rapid Acceleration of Diagnostics (RADx) initiative. In addition, the Company completed all milestones in its collaboration with the Defense Advanced Research Projects Agency (DARPA) and its Epigenetic Characterization and Observation program that supports development of innovative programs based on our microfluidics technology.
•As of year-end 2021, 188 clinical trials were underway using CyTOF technology. Total publications and preprints involving CyTOF technology exceeded 1,846, including 179 publications and preprints for Imaging Mass Cytometry.
Products
We market innovative technologies and life science tools, including preparatory and analytical instruments for Mass Cytometry, PCR, Library Prep, Single Cell Genomics, and consumables, including IFCs, assays, and reagents. Our primary product offerings are summarized in the table below:

Product	Product Description	Applications
Mass Cytometry

Analytical Systems:

Helios™, a CyTOF system	The Helios mass cytometry system performs high-parameter (>50) single-cell analysis using antibodies conjugated to metal isotopes.	Mass Cytometry

CyTOF system, XT, a CyTOF system	The CyTOF XT mass cytometry system performs highly automated high-parameter (>50) single-cell analysis using antibodies conjugated to metal isotopes.	Mass Cytometry

Hyperion™ Imaging System	The Hyperion Imaging System brings together imaging capability with proven high-parameter CyTOF technology to enable the simultaneous detection of up to 38 protein markers in the spatial context of the tissue microenvironment.	Imaging Mass Cytometry

Product	Product Description	Applications
Hyperion™ Tissue Imager	The Hyperion Tissue Imager scans tissues at 1 micron resolution. It can be purchased as an upgrade for the Helios system to enable imaging capability, then referred to as Hyperion Imaging System.	Imaging Mass Cytometry

Flow Conductor	Flow Conductor is an integrated sample preparation system for flow or mass cytometry assays.	Mass Cytometry

Assays and Reagents:

Maxpar® Reagents	Maxpar® reagents are included in multiple product lines addressing needs in functional and phenotypic profiling of single cells, as well as nucleic acid detection. The product lines include more than 800 pre-conjugated antibodies, application-specific kits, and custom antibody labeling services.	Mass Cytometry and Imaging Mass Cytometry

Maxpar Direct Immune Profiling Assay
The assay enables identification and characterization of 37 immune cell populations with automated software. The kit contains 30 pre-titrated antibodies provided in a dry single-tube format and is also compatible with additional expansion panels focusing on specific cell populations.
Mass Cytometry

Maxpar On Demand Reagents	Made to order conjugated antibodies, pre-verified and available with seven-day turn-around	Mass Cytometry

Maxpar IMC Panel Kits for Immuno-oncology	Contains a mix of non-overlapping metal-conjugated antibodies to deeply profile tumor-infiltrating lymphocytes, immune cell activation states or tissue architecture. These new panels can be easily mixed and matched or combined as an 18-marker panel to broadly profile immune infiltrates.	Mass Cytometry
Software:

CyTOF Software v7.0	Streamlines the selection and acquisition of multiple Regions of Interest (ROI) from each slide.	Mass Cytometry

CyTOF Software 8.0	Streamlines and automates the sample acquisition for CyTOF XT to measure 50+ markers for single-cell cytometry	Mass Cytometry

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

Product	Product Description	Applications
Analytical Instruments:

Biomark HD System	Real-time PCR analytical instrument for microfluidics-based workflows using Fluidigm IFCs.	Sequence detection, sample identification, genotyping, gene expression, and real-time digital PCR Expression

EP1 System	End-point PCR analytical instrument for microfluidics-based workflows using Fluidigm IFCs.	Genotyping, sample identification, and digital PCR

Integrated Fluidic Circuits (IFCs):

Library Preparation (LP) IFCs	LP and 48.Atlas IFCs for NGS LP supporting RNA-Seq and targeted amplicon-based sequencing.	Library preparation for RNA-seq and targeted NGS

Juno Genotyping IFC	IFC that incorporates preamplification for genotyping of 96 samples and 96 markers in a single run.	Genotyping, sample identification

Dynamic Array IFCs	IFCs based on matrix architecture, allowing users to (i) individually assay up to 24 samples against up to 192 assays, (ii) individually assay up to 48 samples against up to 48 assays, (iii) individually assay up to 96 samples against up to 96 assays, or (iv) individually assay up to 192 samples against up to 24 assays.	Real-time and end-point PCR; Sequence detection, sample identification, genotyping, gene expression, and real-time digital PCR

Digital Array IFCs	IFCs based on partitioning architecture allowing users to (i) individually assay up to 12 samples or panels across 765 chambers, or to (ii) individually assay up to 48 samples across 770 chambers per IFC.	Real-time and end-point digital PCR, Copy Number Variation and variant detection

Flex Six IFC	IFC that incorporates six 12 X 12 partitions that can be organized in any configuration, in up to six separate experimental runs.	Gene Expression and SNP Genotyping

Assays and Reagents:

Advanta RNA-Seq NGS Library Prep Kit	Integrated solution for automated NGS library prep. Used with the Juno system with the Advanta RNA-Seq reagents and 48.Atlas IFCs, supports simultaneous processing of up to 48 total RNA samples.	RNA-seq library preparation for NGS

Advanta™ Dx SARS-CoV-2 RT-PCR Assay	qPCR-based test that takes advantage of Fluidigm proprietary microfluidics technology and the Juno™ and Biomark™ HD systems.
Enables qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens collected without preservatives in a sterile container from individuals suspected of COVID-19 by their healthcare provider; authorized for use with the AZOVA COVID-19 Test Collection Kit for self-collection of saliva specimens at home with or without the supervision of a healthcare provider

Product	Product Description	Applications
Advanta™ Dx COVID-19 EASE Assay	qPCR-based test that takes advantage of Fluidigm proprietary microfluidics technology
Enables qualitative detection of nucleic acid from SARS-CoV-2 in nasopharyngeal swab, oropharyngeal swab, mid-turbinate nasal swab, and anterior nasal swab specimens from individuals suspected of COVID-19 by their healthcare provider

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
Instrumentation and Software
Our mass cytometry instrumentation technology includes a custom-designed inductively coupled plasma ion source, ion-optical and vacuum systems, and instrument control electronics. With our CyTOF systems, individual cells are atomized, ionized, and extracted. A time-of-flight mass analyzer separates atomic ions of different mass-to-charge ratios, providing information on temporal distribution of ions. The Hyperion Imaging System combines mass cytometry technology with imaging capability to enable simultaneous interrogation of up to 38 protein markers in the spatial context of the tissue microenvironment. Our systems have the ability to utilize up to 135 channels to detect additional parameters to meet future market needs. Lastly, our Flow Conductor sample preparation system provides sample preparation capabilities for both flow and mass cytometry assays. The Flow Conductor system can process up to 100 antibodies at a time and simultaneously stain and prepare up to 18 specimens.
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
We also offer specialized software to manage and analyze the unusually large amounts of data produced by our systems. We offer Fluidigm Cytobank, our cloud-based platform of analytical tools, FCS Express7 Flow, and Maxpar Pathsetter data analysis packages for use with the CyTOF systems. For our Imaging Mass Cytometry platform, Hyperion, we offer various state of the art software packages to enable data analysis from basic to translational research: CyTOF Software 7.0, MCD Viewer, histoCAT, Visiopharm Phenomap and Indica Lab Halo. Our bioinformatic toolset, the Singular software, facilitates the analysis and visualization of single-cell gene expression data. More recently, we extended the scope of the toolset to include DNA analysis tools. We also developed the C1 Script Builder software to enable customers to take full advantage of the flexibility of C1 IFC architecture by allowing them to program their own control scripts for the C1 system.
Assays and Reagents
We manufacture over 800 metal-conjugated antibodies for use with our mass cytometry and Imaging Mass Cytometry instruments to allow detection of up to 48 protein targets simultaneously in a single cell for a total of more than 50 detected cellular parameters. Our metal-conjugated antibodies are manufactured using metal-chelating polymers, which are produced using proprietary polymerization processes and subsequent post-polymerization modifications.

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
Customers
With the exception of our Advanta™ Dx SARS-CoV-2 RT-PCR Assay (Rx Only), which has been authorized for in vitro diagnostic use by clinical laboratories under Emergency Use Authorizations (EUAs) in the United States and CE-IVD in Europe, and our Advanta™ Dx COVID-19 EASE Assay, which has been authorized for in vitro diagnostic use by clinical laboratories under Emergency Use Authorizations (EUAs) in the United States, being performed on our instruments, we sell our instruments for research use only to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. No single customer represented more than 10% of our total revenue for 2021, 2020, or 2019.
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
Manufacturing
Our manufacturing operations are primarily located in Singapore and Canada. Our facility in Singapore manufactures our IFCs and manages production of our microfluidics instruments, which are assembled by our contract manufacturer located within our Singapore facility. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments and reagents for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Canada.
We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our products that are supplied by sole or limited source suppliers include a specialized polymer and other specialized materials from which our IFC cores are fabricated, specialized custom camera lenses, fiber light guides, and other components required for the reader of our Biomark system; specialized pneumatic and electronic components for our C1, Juno, Callisto, and Polaris systems; the electron multiplier detector included in, and certain metal isotopes used with, our CyTOF systems; specially developed lasers used in our Hyperion Imaging System; and certain raw materials for our Delta Gene and SNP Type assays and Access Array Target-Specific primers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
Research and Development
We have assembled experienced research and development teams at our South San Francisco, California, Markham, Ontario, Canada, and Singapore locations with the scientific, engineering, software, bioinformatic, and process talent that we believe is required to grow our business.
The largest component of our current research and development effort is in the areas of new products, new applications and new content. We launched our Hyperion Imaging System in October 2017. The Hyperion Imaging System provides spatial resolution of protein expression in complex tissue samples at the single-cell level, quantitative measurement using metal isotope tags, and analysis of up to 40 proteins, while having 135 channels available. We also developed metal-labeled antibodies compatible with formalin fixed paraffin embedded tissue samples, to be used with the Hyperion Imaging System.
In 2019, we launched the Maxpar Direct Immune Profiling Assay, a sample-to-answer workflow for comprehensive human immune profiling for use with our CyTOF systems, that puts pre-titrated antibodies in dry format in a single tube, with automated software that provides data analysis in as few as five minutes. This assay is reproducible from site-to-site and lot-to-lot, which is important for translational and pharma/biotech research work. We have collaborated with industry partners to enable workflows and software for the Hyperion and CyTOF systems. Also in 2019, we added seven new metal antibody labels, becoming the first company to enable 50-plex cytometry panels, and launched three Imaging Mass Cytometry panel kits as well as CyTOF Software v7.0, an updated CyTOF software application.
In May 2021, we launched the new, fourth generation cell suspension mass cytometry system, CyTOF XT. It’s main features include automation of sample introduction and acquisition, enabling unattended operation for 23 hours at high stability, lower cost of ownership and enhanced performance in resolution of cell populations. The system enables storage of pelleted samples in the cooled autosampler, automated resuspension of pellets, and addition of beads standards.
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
Our research and development expenses were $37.9 million, $36.5 million and $31.6 million in 2021, 2020, and 2019 respectively.
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
Intellectual Property
Patents
We have developed a portfolio of issued patents and patent applications directed to commercial products and technologies in development. As of December 31, 2021, we owned or licensed more than 410 patents and we had approximately 130 pending patent applications worldwide. Our utility patents have expiration dates ranging up to 2039, and our design patents have expiration dates ranging up to 2044.
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
•We exclusively license from Caltech relevant patent filings relating to developed technologies that enable the production of specialized valves and pumps capable of controlling fluid flow at nanoliter volumes. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country. The U.S. issued patents we have licensed from Caltech expire between now and 2025.
•We have entered into a co-exclusive license agreement with Harvard University for the license of relevant patent filings relating to microfluidic technology. The license agreement will terminate with the last-to-expire of the licensed patents. The U.S. issued patents we have licensed from Harvard University expire between now and 2027.
Mass Cytometry. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the Original License Agreement) between Fluidigm Canada Inc. (Fluidigm Canada), and PerkinElmer Health Sciences, Inc. (PerkinElmer). Under the Original License Agreement, Fluidigm Canada received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of inductively coupled plasma (ICP) -based mass cytometry, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. In November 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis.  The license will terminate on the last expiration date of the Patents, currently expected to be in November 2026, unless earlier terminated pursuant to the terms of the license agreement.
InstruNor AS. In January 2020, we completed the acquisition of InstruNor AS (InstruNor) for $7.2 million, including $5.2 million in cash and $2.0 million in stock. InstruNor provides automated sample preparation solutions for mass cytometry and flow cytometry instrument markets and is now part of Fluidigm’s mass cytometry business. Included in this acquisition were certain intellectual property portfolio assets comprising patents and/or patent applications directed to various aspects of automated cell pretreatment instruments. The expiration dates for the issued patents in this patent portfolio extend to March 2033.
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
In August 2020, the FDA granted an EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for the qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens collected without preservatives in a sterile container from individuals suspected of COVID-19 by their healthcare providers. As set forth in the EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
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
Except for the Advanta Dx COVID-19 EASE Assay authorized by the FDA under the EUA granted in February 2022 and the Advanta Dx SARS-CoV-2 RT-PCR Assay authorized by the FDA under the EUA granted in August 2020, subsequently updated for use with the AZOVA COVID-19 Test Collection Kit, among other updates, all of our other products are currently labeled and sold for research purposes only, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled, “For research use only. Not for use in diagnostic procedures.” Accordingly, they are not subject to pre- and post-market controls for medical devices by the FDA. The FDA regulations require that research use only products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” or RUO products.
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
Other U.S. Healthcare Regulatory Requirements
Medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to interactions and financial arrangements with healthcare professionals and healthcare organizations, payments and other transfers of value made to physicians and other healthcare providers, among others. If our operations are found to be in violation of any of applicable laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. Changes in healthcare regulations, statutes or the interpretation of existing regulations could also impact our business in the future, expose use to increased liabilities, and increase the costs of our operations.

Environmental Matters
We are subject to many federal, state, local, and foreign environmental regulations. To comply with applicable regulations, we have and will continue to incur significant expense and allocate valuable internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities, or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS), the Registration, Evaluation, Authorisation, and Restriction of Chemicals (REACH) and the Waste Electrical and Electronic Equipment Directive (WEEE), enacted in the European Union, regulate the use of certain hazardous substances, notification of customers of the presence of any substances of very high concern in products, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain of our products sold in these countries are subject to RoHS, REACH and WEEE requirements. If we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. For additional information, please see the section entitled “Risk factors” in Part I, Item 1A of this Form 10-K.
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
Geographic Area Information
During the last three years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States equaled $70.4 million, or 54% of our total revenue, in 2021, compared to $66.2 million, or 48% of our total revenue, in 2020, and $73.9 million, or 63% of our total revenue, in 2019. The majority of our long-lived assets are located within the United States, in Singapore and in Canada. Please see Note 6 and Note 16 to our audited consolidated financial statements for additional information regarding geographic areas.
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

Human Resource Capital
Our team members share our commitment to improving the human condition and, in turn, Fluidigm strives to create an environment where our people can do their best work. We know that our employees, who supply the ideas, energy, and innovation that powers our business, are Fluidigm’s most valued assets.
We are a values-driven organization. We believe strong shared values are essential for Fluidigm to evolve and grow and to be successful for the long-term. Our values inform our relationships with customers, suppliers, investors and each other. They ensure that we model respect and inclusiveness in our words and actions. Our core values, conceived and developed by our employees, define us when we are at our best and guide us in all that we do. Our core values are to:
•Create what customers need next
•Drive to make a difference
•Collaborate and learn
•Step up
A Growing Global Workforce
As of December 31, 2021, Fluidigm had 615 employees worldwide, 45% of whom were female. In the United States, 38% of our employees were female as of December 31, 2021. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.
The table below provides an overview of our employees by function, geographic location, and gender as of December 31, 2021:

	United States	Canada	Singapore	Other	Total	Male	Female	Total
Manufacturing	16	61	68	—	145	69	76	145
Research and Development	44	73	23	—	140	88	52	140
Sales and Marketing	84	32	8	86	210	120	90	210
General and Administration	62	22	31	5	120	59	61	120
Total	206	188	130	91	615	336	279	615
Employee Safety and COVID-19
Employee safety has always been paramount at Fluidigm, a commitment very much in evidence as we continue to navigate the challenges of the COVID-19 pandemic. At the outset of the crisis, we tasked a global, interdisciplinary team of leaders in environmental health and safety, human resources, legal, facilities and information technology to develop guidelines and processes for new health and well-being protocols. Also developed were new practices for cross-functional, remote teamwork, operating disciplines and training programs.
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
One of the key learnings of the extended pandemic is that there are many ways for work to get done. Since the early days of the global health crisis, Fluidigm colleagues around the world have stepped up to make virtual work remarkably successful across a diverse range of teams in every part of the Company. Each Fluidigm site will determine how and when more people return, based on site-specific factors related to health and safety, the needs of the business and each individual’s ability to work remotely versus the necessity to be onsite. We are prepared to be flexible as new information becomes available or as conditions change. As we consider a return to the workplace for more people, safety is our priority. We think this is an opportunity to make Fluidigm a place to do your very best work in a way that is safe, flexible, collaborative and right for Fluidigm.
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
Diversity and Inclusion
At Fluidigm, our commitment to diversity, inclusion and equity is reflective of our values. We believe that we are strongest when we embrace all forms of diversity, and that it is essential to seek out diverse, innovative ideas and foster an inclusive culture where all colleagues are respected and engaged. We apply this commitment to diversity to every aspect of the employee experience, from recruitment to development, training and advancement. As Fluidigm evolves, we will continue to build an inclusive and diverse culture that empowers all of us.
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
Summary of Risk Factors
Risks Related to the Private Placement Issuance
•The pending strategic Private Placement Issuance may not be consummated or may be delayed.
•While the Private Placement Issuance is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results and business.
•We have incurred, and will incur, substantial expenses in connection with the Private Placement Issuance.
•Following the Closing, the Purchasers will own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions following completion of the Private Placement Issuance.
•We may not be able to realize the anticipated benefits of the Private Placement Issuance, and we will be subject to business uncertainties that could adversely affect our business.
•The Private Placement Issuance, if consummated, will cause dilution to our current stockholders.
•The market value of our common stock could decline if the Purchasers sell their Series B Preferred Stock or common stock after certain transfer restrictions expire.
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
•Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020 and an update to our EUA for use of the AZOVA COVID-19 Test Collection Kit in February 2021, among other updates, these authorizations are only valid during the COVID-19 public health emergency.
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
Financial, Tax, and Accounting Risks
•We believe that our current level of cash and cash equivalents, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve-month period following the date the financial statements were issued.
•Our future capital needs are uncertain and we may need to raise additional funds in the future.
•Any failure to maintain effective internal control over financial reporting could adversely affect our business.
•We may not realize the value of our goodwill or other intangible assets.
•If we fail to comply with the covenants and other obligations under our debt facilities, the lenders may be able to accelerate amounts owed under the facilities and, in the case of our Credit Facility (as defined herein), may foreclose upon the assets securing our obligations.
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

RISKS RELATED TO THE PRIVATE PLACEMENT ISSUANCE
The pending strategic Private Placement Issuance may not be consummated or may be delayed, and any failure to complete the Private Placement Issuance could materially and adversely impact our financial condition, results of operations, growth prospects and/or stock price.
As further described in Item 1, Business, we entered into (i) the Casdin Loan Agreement and (ii) the Viking Loan Agreement (the Bridge Loan Agreements). Each Bridge Loan Agreement provides for a Bridge Loan of $12.5 million to the Company. The Bridge Loans were fully drawn on January 24, 2022.
Also, as further described in Item 1, Business, on January 23, 2022, we entered into separate Purchase Agreements with each of the Purchasers, pursuant to which, among other things, at the Closing, and on the terms and subject to the conditions set forth therein, the Company will issue and sell in a private placement (a) to Casdin, 112,500 shares of the Company’s newly designated Series B-1 Convertible Preferred Stock in exchange for $112.5 million, and (b) to Viking, 112,500 shares of the Company’s newly designated Series B-2 Convertible Preferred Stock in exchange for $112.5 million.
Consummation of the Private Placement Issuance is subject to certain closing conditions, a number of which are not within our control, including stockholder approval of the Private Placement Issuance. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied, and we can provide no assurance that all closing conditions will be satisfied or waived (where permissible) or that the Private Placement Issuance will be consummated timely or at all. Any failure to satisfy the closing conditions may prevent, delay or otherwise materially adversely affect the completion of the Private Placement Issuance. If the Private Placement Issuance is not consummated, our ongoing business and financial results may be materially adversely affected and we will be subject to a number of risks, including the following:
•the Purchase Agreements may be terminated;
•we may be unable to meet our debt maintenance or repayment obligations;
•we may lose the anticipated benefits of the Private Placement Issuance and access to the relationships and expertise of the Purchasers, which could negatively impact our financial results, growth prospects and strategic plans;
•our management may be required to divert attention from our business in order to negotiate an alternative transaction;
•we will be liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Private Placement Issuance; and
•we may be required to pay termination fees as required under the Purchase Agreements.
In addition, if the Private Placement Issuance is not completed, we may experience negative reactions from the financial markets and from our existing stockholders, customers, partners, employees, vendors and creditors. The trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Private Placement Issuance will be completed. We may be unable to find a comparable alternative transaction that would allow us to meet our debt and other obligations as they come due, which could have important consequences, including potentially forcing us into bankruptcy or liquidation. These risks may materialize and may adversely affect our business, financial position, results of operations and cash flows, as well as the price of our common stock.
Litigation relating to the Private Placement Issuance may be filed that could prevent or delay the Private Placement Issuance closing and/or result in the payment of damages.
In connection with the Private Placement Issuance, it is possible that stockholders or other parties may file putative class action or other lawsuits against us or the Purchasers. Among other remedies, these parties could seek damages and/or to enjoin the Special Meeting. The outcome of any litigation is uncertain, and any such potential lawsuits could prevent or delay the Closing of the Private Placement Issuance and/or result in substantial costs to us. Any such actions may create uncertainty relating to the Private Placement Issuance and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Private Placement Issuance is completed may adversely affect our business, financial condition, results of operations and cash flows.
In addition, in connection with the announcement of the Private Placement Issuance, we entered into an indemnification agreement with Dr. Egholm for indemnification with respect to potential claims by a prior employer against Dr. Egholm that may arise in connection with his engagement with us and becoming our Chief Executive Officer. We are currently responding to certain inquiries that a prior employer has made in connection with Dr. Egholm’s signed offer letter to become our Chief

Executive Officer. Any claims for indemnification made by Dr. Egholm could cause us to incur costs and expenses. To the extent that we expend funds to indemnify Dr. Egholm, those funds will be unavailable for other purposes.
While the Private Placement Issuance is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results and business.
During the period prior to the Closing of the Private Placement Issuance and pursuant to the terms of the Purchase Agreements, we are exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, operating results, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing new business relationships, including business relationships with significant customers, suppliers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Private Placement Issuance, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Private Placement Issuance;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Private Placement Issuance, and other restrictions on our ability to conduct our business;
•our inability to take certain actions that we might believe are beneficial for our business;
•the amount of the costs, fees, expenses and charges related to the Purchase Agreements and the Private Placement Issuance, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions, that may affect the timing or success of the Private Placement Issuance.
If any one or more of these effects were to occur, they could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Private Placement Issuance is completed.
The Purchase Agreements limit our ability to pursue alternatives to the Private Placement Issuance.
The Purchase Agreements contain certain customary restrictions on our ability to solicit proposals from third parties for alternative transactions, including a strategic investment or a sale of the Company. In addition, subject to certain customary “fiduciary out” exceptions, our board of directors is required to recommend that our stockholders vote in favor of the approval of the Private Placement Issuance. In connection with termination of the Purchase Agreements under specified circumstances, we will be obligated to pay each Purchaser a termination fee of up to $5,000,000. Moreover, we may be required to reimburse each Purchaser for an amount not to exceed $1,250,000 for each Purchaser’s documented expenses if the Purchase Agreements are terminated for any reason other than the applicable Purchaser’s breach of its Purchase Agreement. The payment of these fees and expenses could materially and adversely impact our business, cash flow, results of operations or financial condition.
These provisions might discourage an otherwise-interested third party from considering or proposing an alternative transaction, including a transaction that may be deemed to offer greater value to our stockholders than the Private Placement Issuance.
Actions of activist stockholders or other parties may impair our ability to consummate the Private Placement Issuance or otherwise could negatively impact our business.
Actions taken by activist stockholders could impair our ability to satisfy conditions to the consummation of the Private Placement Issuance, including receiving the requisite stockholder approval, or otherwise preclude us from consummating the Private Placement Issuance. Such activist stockholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof, which may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners. Actions that our board of directors has taken, and may take in the future, in response to any offer or proposal by activist stockholders may result in litigation against us, which could also be a significant distraction for our management and employees and may require us to incur significant costs or otherwise result in an adverse effect on us. In addition, actual or perceived actions of activist stockholders may cause significant fluctuations in the trading price of our common stock that do not necessarily reflect the underlying fundamentals and prospects of our business.
We have incurred, and will incur, substantial expenses in connection with the Private Placement Issuance.
We have incurred, and will incur, substantial expenses in connection with and as a result of the Private Placement Issuance, including financial advisory, legal, accounting, consulting and other advisory fees and expenses. A portion of the costs related to the Private Placement Issuance will be incurred regardless of whether the Private Placement Issuance is completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Some of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses will exceed the costs historically borne by us and could adversely affect our financial condition and results of operations prior to and following the Private Placement Issuance.
Following the Closing, the Purchasers will own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions following completion of the Private Placement Issuance, and the Purchasers’ interests may conflict with those of our other stockholders.
Assuming the Closing occurs on April 1, 2022 (the Assumed Closing Date), the Series B Preferred Stock will initially be convertible into up to approximately 75,157,929 shares of our common stock (without giving effect to limitations associated with any conversion cap), including any shares of our common stock issuable upon conversion of the Series B Preferred Stock issued upon conversion of the Bridge Loans. On an as-converted basis, we expect this to collectively represent approximately 49.4% of our issued and outstanding common stock immediately following the Closing (equating to approximately 24.7% per Purchaser) based on the number of shares of common stock outstanding as of January 31, 2022, but assuming full conversion of all Series B Preferred Stock (without giving effect to limitations associated with any conversion cap) immediately following the Assumed Closing Date. As a result, the Purchasers are expected to be our largest stockholders. This concentration of ownership, together with the voting rights, director designation rights and consent rights granted to the Purchasers as part of the Private Placement Issuance, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock. The Purchasers, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of the Purchasers may not always coincide with our interests or the interests of other stockholders.
We may not be able to realize the anticipated benefits of the Private Placement Issuance, and we will be subject to business uncertainties that could adversely affect our business.
The anticipated benefits of the Private Placement Issuance, including, among others: (i) to capitalize Fluidigm appropriately; (ii) to avoid frequently recurring liquidity concerns that temper stock price performance; (iii) to manage operating expenses; (iv) to find new sources of growth both organic and inorganic; and (v) to implement management changes as necessary to achieve the foregoing may not be realized fully or at all, or may take longer to realize than we currently expect. Additionally, the Purchasers are preeminent investors in the life sciences market, and the Company may not realize the benefits from their domain experience and success in building growth companies in life sciences. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than we anticipate. If we are not able to achieve these objectives and realize the anticipated benefits from the Private Placement Issuance within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected. Parties with whom we do business may experience uncertainty associated with the Private Placement Issuance. Our business relationships may be subject to disruption as customers, partners, vendors, landlords and other parties with whom we do business may attempt to delay or defer entering into new business relationships with us, negotiate changes in existing business relationships, terminate their contracts with us, or consider entering into business relationships with our competitors following the Private Placement Issuance. The occurrence of any of these events could have an adverse effect on our operating results, particularly during the period immediately following the Closing. Uncertainty about the effect of the Private Placement Issuance could also have an adverse effect on our employee relations. This uncertainty may impair our ability to attract, retain and motivate key personnel until the Private Placement Issuance is consummated and for a period of time thereafter. Any loss of key personnel, including members of our senior management team, could have an adverse effect on our operations and financial results.
The Private Placement Issuance, if consummated, will cause dilution to our current stockholders, which may negatively affect the market price of our common stock.
If our stockholders approve the Private Placement Issuance, upon the Closing, the Series B-1 Preferred Stock issued pursuant to the B-1 Purchase Agreement and Casdin Loan Agreement will initially be convertible into an aggregate of approximately 37,578,964 shares of our common stock (subject to adjustment), and the Series B-2 Preferred Stock issued pursuant to the B-2 Purchase Agreement and Viking Loan Agreement will initially be convertible into an aggregate of approximately 37,578,964 shares of our Common Stock (subject to adjustment), assuming the Closing occurs on the Assumed Closing Date, and without giving effect to limitations associated with any conversion cap. On an as-converted basis, and assuming the Closing occurs on the Assumed Closing Date, we currently expect this to represent an aggregate of approximately 49.4% of our issued and outstanding shares of Common Stock immediately following the Closing (equating to approximately 24.7% per Purchaser) based on the number of shares of Common Stock outstanding as of January 31, 2022, but assuming full conversion of all Series B Preferred Stock (without giving effect to limitations associated with any conversion cap) immediately following the Closing. In connection with the Closing of the Private Placement Issuance, we also intend to adopt a 2022 Inducement Equity Incentive Plan (the “Inducement Plan”). The initial share reserve under the Inducement Plan is estimated to be 5% of the outstanding shares of Common Stock at the Closing, calculated on a fully diluted basis (assuming all equity awards to be granted in connection with the Closing are outstanding). As a result, our current stockholders will experience substantial dilution of any earnings per share we may have in the future, as well as of ownership percentage and voting rights. This could have the effect of depressing the market price of our common stock.
The market value of our common stock could decline if the Purchasers sell their Series B Preferred Stock or common stock after certain transfer restrictions expire or if our current stockholders sell large amounts of common stock following the Private Placement Issuance.
Pursuant to the Registration Rights Agreement that we entered into on January 23, 2022 with the Purchasers, we agreed to certain customary registration rights with respect to shares issuable under the Bridge Loan Agreements and the Purchase Agreements, including (i) any shares of common stock acquired by any Purchaser pursuant to the conversion of the Series B Preferred Stock in accordance with the Certificates of Designations, (ii) common stock issued upon conversion of the Bridge Loans if no Series B Preferred Stock is issued in accordance with the Bridge Loan Agreements and (iii) any shares of common stock acquired by any Purchaser pursuant to preemptive rights under the Purchase Agreements, which means that such shares would become eligible for resale in the public markets following the expiration of any applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock. Furthermore, our current stockholders may decide to reduce their investment in us due to the changes to our investment profile as a result of the Private Placement Issuance, and may sell large amounts of common stock leading up to or following the Private Placement Issuance. Such sales of our common stock could have the effect of depressing the market price of our common stock.
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
In 2021, factors such as supply chain constraints, China trade restrictions, and the ongoing slowdown in the Asia-Pacific region caused our overall revenues to decline more than expected. The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread and resurgences of the coronavirus; the emergence of new strains of the disease, such as the Delta and Omicron variants; the availability, efficacy, and acceptance of COVID-19 vaccines; the scope and duration of the public health emergency; and COVID-19 mitigation measures such as travel bans and restrictions, social distancing, quarantines, and business shutdowns and closures.
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
Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Although our revenue increased year-over-year in 2020 compared to 2019 and in 2019 compared to 2018, we experienced a year-over-year decline in revenue in 2021 compared to 2020, and we may be similarly unable to achieve revenue growth in future periods. Variability in our quarterly or annual results of operations, mix of product revenue, including any decline in our revenue related to the COVID-19 pandemic, or variability in rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.2 million, $53.0 million, and $64.8 million during the years 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $736.0 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression and protein expression analysis, SNP genotyping, quantitative polymerase chain reaction (qPCR), digital PCR, flow cytometry, tissue imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, next-generation DNA sequencing (NGS), microdroplets, spatial protein expression, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do.
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
From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. These efficiency initiatives have included targeted workforce reductions, optimizing our facilities, and reducing excess space. In 2020, in response to the uncertainty arising from the COVID-19 pandemic, we initiated a range of additional actions aimed at temporarily reducing our operating expenses and preserving liquidity, including implementing temporary enterprise-wide salary reductions of 20% for employees at or above the ‘director’ level and 10% for all others, temporarily reducing our board members’ cash retainers by 20%, and constraining hiring. Although we discontinued our hiring constraints and pandemic-related pay reductions in 2020, we regularly review other possible actions to preserve liquidity and optimize our organization. For example, we may need to decrease or defer capital expenditures and development activities or implement further operating expense reduction measures. The implementation of these and other efficiency and cost-savings initiatives could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition.
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
We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which have been impacted by the COVID-19 pandemic and may additionally be impacted by other factors—have had and will continue to have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, tariffs and trade restrictions, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results have fluctuated and may continue to fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities because of the COVID-19 pandemic have resulted in lower than expected sales of our mass cytometry instruments. Additionally, the imposition of tariffs and delays in issuing VAT and import tax exemptions have adversely affected the sales of our products in China. Similar reductions and delays in customer spending have resulted and may continue to result from other factors that are not within our control, such as:
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
•The electron multiplier detector included in the Hyperion/CyTOF systems and certain metal isotopes used with the Hyperion/CyTOF systems are purchased from sole source suppliers.
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

In connection with the global supply chain disruptions following the onset of the COVID-19 pandemic, we experienced and are continuing to experience problems with some of our suppliers. In the third quarter of 2021, shortages of certain components caused a backlog and we were unable to fulfill all of the demand for our products during the quarter. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business.
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
Additionally, to expand our research and product development efforts, we need to retain and recruit scientists skilled in areas such as molecular and cellular biology, assay development, engineering physics, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense and we may face challenges in retaining and recruiting such individuals if, for example, our stock price declines, reducing the retention value of equity awards, or our business or technology is no longer perceived as leading in our field. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

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
To use our products—our Biomark, EP1, CyTOF, and Hyperion systems in particular—customers typically need to purchase specialized reagents. Any interruption in the availability of these reagents for use in our products could limit our ability to market our products.
Our products, our Biomark, EP1, CyTOF, and Hyperion systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.
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
Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020 (which was updated for use with the AZOVA COVID-19 Test Collection Kit in February 2021, among other updates) and our Advanta Dx COVID-19 EASE Assay in February 2022, these authorizations are only valid during the COVID-19 public health emergency, and when the federally declared public health emergency ends, we will be required to stop commercial distribution of our assay and the collection kit immediately in the United States unless we comply with FDA requirements, which may include obtaining FDA clearance or approval for our assay under a traditional regulatory pathway for in vitro diagnostics, which is lengthy and expensive.
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
In August 2020, the FDA granted EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens from individuals suspected by their healthcare providers of having COVID-19, with the use of the assay limited to CLIA high complexity laboratories. Four supplements have been submitted and authorized as follows: S001 for addition of the FDA Reference Panel Results, S002 for software updates and labeling changes, S003 for addition of alternative source of targets and labeling updates, and S004 for addition of AZOVA home collection kit. In February 2021, the FDA updated that EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for use with the AZOVA COVID-19 Test Collection Kit, which is authorized for self-collection of saliva specimens at home. In February 2022, we were granted EUA for our the Advanta Dx COVID-19 EASE Assay, which is authorized for the qualitative detection of nucleic acid from SARS-CoV-2 in nasopharyngeal swab, oropharyngeal swab, mid-turbinate nasal swab, and anterior nasal swab specimens from individuals suspected of COVID-19 by their healthcare provider. As set forth in each EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including recall of our products and the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
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
The healthcare industry is highly regulated and if we fail to comply with applicable healthcare laws and regulations, we could suffer fines and penalties or be required to make significant changes to our operations which could have a significant adverse effect on the results of our business operations.
We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as healthcare fraud and abuse, data privacy and medical product laws and regulations. The healthcare industry is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. In addition, federal and state enforcement agencies have substantial powers and remedies to pursue suspected violations under broad laws and regulations relating to healthcare fraud and abuse, interactions and financial arrangements with healthcare professionals or entities, data privacy and misconduct involving government programs or contracts. If we, our employees, collaborators or contractors fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of various licenses and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business.
Our contract with the National Institutes of Health (NIH) could expose us to unique risks and costs as an entity contracting with the federal government.
The NIH launched the Rapid Acceleration of Diagnostics (RADx) program to expedite development, commercialization, and implementation of technologies for COVID-19 testing to help increase testing in the United States. In July 2020, we entered into a letter contract with the NIH for a project under the RADx program. The letter contract provided access to approximately $12.2 million of the total proposed funding for the project prior to execution of a further definitive contract for the project. In September 2020, we executed a definitive contract with the NIH as an amendment to the letter contract (collectively, the NIH Contract) to expand production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. Pursuant to the terms of the NIH Contract, the funding for the project was increased by approximately $22.0 million, for a total contract value of up to approximately $34.0 million. Release of funding under the NIH Contract is based on the achievement of milestones, including expansion of our manufacturing facilities, addition of production lines, and achieving full production capacity. As of December 31, 2021, all milestones have been achieved and accepted by NIH.
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
U.S. government agencies routinely audit and investigate government contractors and recipients of federal grants and contracts (even after performance has been completed). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The audit may also include review of the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.
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
Except for the Advanta Dx SARS-CoV-2 RT-PCR Assay and the AZOVA COVID-19 Test Collection Kit authorized by the FDA under an EUA granted in August 2020 and updated in February 2021, among other updates, and our Advanta Dx COVID-19 EASE Assay authorized by the FDA under an EUA granted in February 2022, our other products are currently labeled, promoted and sold to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, contract research organizations, and biopharmaceutical, biotechnology, and plant and animal research companies as “research use only” (RUO), and are not designed, or intended to be used, for clinical diagnostic tests or as medical devices as currently marketed. If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies.
We are currently registered with the FDA as a medical device manufacturer, with the reagents for the Advanta Dx SARS-CoV-2 RT-PCR Assay listed as our sole medical device product. As noted in the issued EUA for the Advanta Dx SARS-CoV-2 RT-PCR Assay (including the EUA update for use with the AZOVA COVID-19 Test Collection Kit, among other updates) and the issued EUA for the Advanta Dx COVID-19 EASE Assay, the FDA has waived certain quality system requirements under 21 CFR Part 820 for the duration of each EUA. We may in the future list some of our other products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment if we pursue clinical applications for such equipment. While this regulatory classification is generally exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (QSRs), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. If we do not comply with all the requirements of the EUA or the normal regulatory requirements for any of our medical device products, including additional regulatory requirements that would apply to the Advanta Dx SARS-CoV-2 RT-PCR Assay and the AZOVA COVID-19 Test Collection Kit after the expiration or termination of the EUA, we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions, any of which may adversely impact our business, financial condition and results of operations. Compliance with additional or changing regulatory requirements can be time-consuming and costly.
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
In August 2020, as part of the U.S. government’s efforts to combat COVID-19 and consistent with the direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidances and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act, or the PREP Act. In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. The FDA also issued a revised version of its COVID-19 test policy that states the FDA expects newly offered COVID-19 tests, including LDTs, to have an EUA, or traditional marketing authorization such as a granted De Novo or cleared 510(k), prior to clinical use.
Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. The adoption of new restrictions on IVDs, LDTs, or RUOs, whether by the FDA or Congress, could adversely affect our ability to commercialize our products and the demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers.
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
During the years 2021, 2020, and 2019, approximately 56%, 54%, and 63% respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:
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

•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit) or the Russian invasion of Ukraine;
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
Since the beginning of the COVID-19 pandemic, travel restrictions have caused significant slowdowns in China, Japan, and other parts of the Asia-Pacific region. These slowdowns, in addition to shipment delays in China due to delays in obtaining VAT and import tax exemptions for our products, have caused our financial results to suffer. If these situations continue, or if other risks occur, we could be forced to dedicate significant resources to their resolution, and if we are unsuccessful in finding a solution, our financial condition and results will suffer.
In addition, political instability, civil unrest, the deterioration of the political situation in a country in which we have significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which we have significant operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of products manufactured in that foreign country and imported into the United States. The United States has commenced certain trade actions, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. In addition, the United States has commenced certain trade actions as a result of the Russian invasion of Ukraine, which are widely expected to result in retaliatory measures or actions, including tariffs, by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures taken by China, Russia, or other countries in response, could adversely affect our business, financial condition, and results of operations.
Our business is subject to a variety of new U.S. and foreign export controls and economic sanctions regulations that were issued in response to Russia’s invasion of Ukraine; our failure to comply with these laws and regulations could harm our business.
Due to recent regulations, U.S. companies can no longer provide or receive services or conduct any business with, including selling, shipping, or otherwise transferring any U.S.-controlled products to, the Donetsk People’s Republic (DNR) and Luhansk People’s Republic (LNR) regions of Ukraine. Additionally, existing U.S. sanctions continue to extend these prohibitions to the Crimea region of Ukraine. Our business is also subject to the expansion of previously existing sanctions imposed by the Treasury Department’s Office of Foreign Assets Controls that now cover a significant number of individuals and entities located in Russia, Belarus, and surrounding regions as well as new U.S. export controls imposed by the U.S. Department of Commerce’s Export Administration Regulations on exports to Russia. These laws and regulations cover U.S. persons as well as U.S.-controlled products, software, and technologies wherever located. Failure to comply with U.S. and foreign export control and economic sanctions laws and regulations can result in criminal sanctions, civil fines, debarment from government contracting, the loss of export privileges, and, in some cases, imprisonment.
We are currently implementing new measures to reduce our exposure to this liability. The implementation of these measures may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could damage our brand or otherwise impact the growth of our business. Finally, our ability to receive payment from these regions has been significantly impacted. Any costs incurred or loss of business that occurs as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.
Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability, and results of operations.
Adverse economic conditions in the U.S. and international markets, including the worldwide economic disruption related to the COVID-19 pandemic and related slowdowns in China, Japan, and elsewhere in the Asia-Pacific region, have negatively affected our revenues and operating results and may continue to do so. Even before the current public health crisis took hold, the global credit and financial markets had been experiencing volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and deflation, and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. Geopolitical events including the COVID-19 pandemic, the Russian invasion of Ukraine, including any resulting adoption and expansion of trade restrictions by the United States, Russia, and/or China, and Brexit have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.
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
FINANCIAL, TAX, AND ACCOUNTING RISKS
As disclosed in footnote two of our consolidated financial statements, and referenced in our independent registered public accounting firm’s report, we believe that our current level of cash and cash equivalents, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve-month period following the date the financial statements were issued.
Our current cash position and recurring operating losses have raised substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. As of December 31, 2021, we had $29.5 million in cash, cash equivalents and restricted cash. Due to an extended strategic review process related to the pending Private Placement Issuance, we were unable in 2021 to implement certain cash management actions, including potential financing and/or cost reduction initiatives. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements were issued. Management’s plans to address the doubt regarding our ability to continue as a going concern are discussed under Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operations.” Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital, including our ability to consummate the Private Placement Issuance, or take other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that the Company would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.
We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. If our plans to raise capital and to consummate the Private Placement Issuance are not successful, or if such funds are insufficient to meet our cash requirements, we may need to raise substantial capital for various purposes, including:
•funding our operations;
•expanding the commercialization of our products;
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
To the extent we draw on our revolving credit facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. We entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time, through an at-the-market (ATM) equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold approximately 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million. If we raise additional funds by issuing equity securities, either under the ATM program or otherwise, our stockholders will experience dilution. Debt financing in addition to our credit facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. As of December 31, 2021, we had approximately $135.6 million of goodwill and net intangible assets, including approximately $106.4 million of goodwill and $29.2 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
If we fail to comply with the covenants and other obligations under our debt facilities, the lenders may be able to accelerate amounts owed under the facilities and, in the case of our Credit Facility (as defined below), may foreclose upon the assets securing our obligations.
In August 2021, we amended our Loan and Security Agreement dated as of August 2, 2018, between the Company and Silicon Valley Bank (SVB) (the Credit Agreement), which provides for secured revolving loans in an aggregate amount of up to $15.0 million (the Revolving Credit Facility), to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The Credit Facility is secured by substantially all of our assets, other than intellectual property. The Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. Additionally, we are required to maintain a minimum Adjusted Quick Ratio (as defined in the amendment) of at least 1.25 to 1.00. If we fail to comply with the covenants and our other obligations under the Credit Facility, the lenders would be able to accelerate the required repayment of amounts due under the Credit Facility and, if they are not repaid, could foreclose upon the assets securing our obligations under the Credit Facility.
In January 2022, we entered into the Bridge Loan Agreements. Each Bridge Loan Agreement provides for a $12.5 million term loan to the Company. Each Bridge Loan Agreement contains customary affirmative and negative covenants which, unless waived by the applicable lenders, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. If we fail to comply with the covenants and our other obligations under the Bridge Loan Agreements, the lenders would, subject to a subordination agreement, be able to accelerate the required repayment of amounts due under the Bridge Loan Agreements.

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
We may experience an ownership change in connection with the Private Placement Issuance. Additionally, any other future changes in our stock ownership, some of which are outside our control, could result in an ownership change under Section 382 of the Code. If we experience an ownership change, our ability to use our NOLs or other tax benefits could be substantially limited, which could significantly impair their value.  There is no assurance that we will be able to fully utilize our NOLs or other tax benefits, which could adversely impact our results of operations.
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
We have significant outstanding convertible debt. As of December 31, 2021, we had outstanding $0.6 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes, and collectively with the 2014 Notes, the Convertible Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes (2014 Notes Indenture), holders of the 2014

Notes may require us to repurchase all or a portion of the 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
If we undergo a fundamental change (as defined in the 2014 Notes Indenture or the indenture governing the 2019 Notes, as applicable), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance all or any portion of the Convertible Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
In January 2022, we borrowed $25.0 million under the Bridge Loan Agreements in connection with the Private Placement Issuance. In addition, to the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
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
As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of impeding our entry into such markets or as a means to extract substantial license and royalty payments from us. Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets. For example, some of our products provide for the testing and analysis of genetic material, and patent rights relating to genetic materials remain a developing area of patent law. A 2013 U.S. Supreme Court decision held, among other things, that claims to isolated genomic DNA occurring in nature are not patent eligible, while claims relating to synthetic DNA may be patent eligible. In addition, third parties may assert that we are employing their proprietary technology without authorization, and if they are successful in making such claims, we may be forced to enter into license agreements, pay additional royalties or license fees, or enter into settlements that include monetary obligations or restrictions on our business.
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

Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, Fluidigm Canada Inc. (Fluidigm Canada), an Ontario corporation and wholly owned subsidiary of Fluidigm Sciences, was party to an interim license agreement, now expired, with Nodality, Inc. (Nodality) under which Nodality granted Fluidigm Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with Nodality, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile.
Our stock is currently traded on the Nasdaq Global Select Market (Nasdaq), but we can provide no assurance that we will be able to maintain an active trading market on Nasdaq or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2021, we had 76,919,287 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 51% of such shares. Sales of large numbers of shares by any of our large stockholders, including in connection with the Private Placement Issuance, could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. In addition, the concentration of ownership of our outstanding common stock (approximately 51% held by our top seven stockholders as of December 31, 2021) means that a relatively small number of stockholders have significant control over the outcomes of stockholder voting.
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
•supply chain disruptions;
•any future sales of our common stock or other securities in connection with raising additional capital or otherwise, including the Private Placement Issuance;
•any major change to the composition of our board of directors or management;
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine; and
•general economic conditions and slow or negative growth of our markets.
The stock market in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock regardless of our operating performance.
In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. As discussed in Part I Item 3 (Legal Proceedings) of this Annual Report on Form 10-K, a class action securities lawsuit against us is currently pending. While we are continuing to defend such action vigorously, the defense of this action and any additional actions can be costly, divert the time and attention of our management, and harm our operating results, and any judgment against us or any future stockholder litigation could result in substantial costs.
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
Any conversions of the 2014 Notes, the 2019 Notes, or the Bridge Loans will dilute the ownership interest of our existing stockholders and may otherwise depress the price of our common stock.
Any conversion of some or all of the 2014 Notes, 2019 Notes, or Bridge Loans will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could also adversely affect prevailing market prices of our common stock. In addition, holders of the 2014 Notes, 2019 Notes, or Bridge Loans may hedge their position in such convertible notes by entering into short positions with respect to the underlying common stock. As a result, any anticipated conversion of the 2014 Notes, 2019 Notes, or Bridge Loans could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 78,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a lease that commenced in March 2020 for a lease term of approximately 10 years. Additionally, we lease office, laboratory, and manufacturing space in Singapore consisting of approximately 40,000 square feet expiring in June 2027, and approximately 5,000 square feet expiring in March 2023. In Ontario, Canada, we have leased two properties, comprising approximately 44,500 square feet expiring in March 2026 and approximately 19,000 square feet expiring in March 2027. As of December 31, 2021, we also leased office space in Japan, China, and France, with various expiration dates through February 2026. We believe that our properties are in good condition and are adequate and suitable for their purposes. Refer to Note 10 of our consolidated financial statements for additional information about leased properties in this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021 and, on February 14, 2022, the Court granted defendants’ motion and dismissed the second amended complaint with prejudice. The plaintiff has 30 days following the Court’s entry of judgment to file an appeal. We believe the claims alleged in the complaint lack merit and, should an appeal be filed, we intend to defend this action vigorously.
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
We had 82 stockholders of record as of January 31, 2022; however, because many of our outstanding shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.
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
The following graph compares, from December 31, 2016 through December 31, 2021, the cumulative total return for our common stock, the Nasdaq Composite Total Return Index, and the Nasdaq US Benchmark Medical Equipment Index, assuming in each case an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Fluidigm Corporation
Nasdaq Composite Total Return Index
Nasdaq US Benchmark Medical Equipment Index

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the year ended December 31, 2021.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Fluidigm. MD&A is provided as a supplement to, and should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Fluidigm and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk factors” in Item 1A of this Form 10-K, in this Item 7, and elsewhere in this Form 10-K. Except as may be required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures our integrated fluidic circuits (IFCs) as well as our microfluidics instruments, which are assembled by our contract manufacturer located within our Singapore facility. Our mass cytometry instruments, assays and reagents are manufactured at our facility in Canada. In 2021, we manufactured microfluidics reagents in our facilities in Canada and South San Francisco as well as through U.S.-based third-party contract manufacturers for reagent manufacturing.
Our total revenue was $130.6 million in 2021 compared to $138.1 million and $117.2 million in 2020 and 2019, respectively. Product and service revenue was $126.3 million in 2021 compared to $122.5 million and $116.7 million in 2020 and 2019, respectively. We have incurred significant net losses since our inception in 1999 and, as of December 31, 2021, our accumulated deficit was $736.0 million.
Recent Developments
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. As of December 31, 2021, we have achieved the required milestones and have received the total NIH Contract value of $34.0 million. Proceeds from the NIH Contract have been primarily used for capital expenditures to expand production capacity and, to a lesser extent, to offset applicable operating costs. With the funding from the NIH Contract, IFC manufacturing capacity increased from 12,000 IFCs per month to 36,000 IFCs per month in our Singapore facility.
As vaccines and alternative testing options for the coronavirus have become more available and the perceived threat of the pandemic began to recede in 2021, the demand for our COVID-19 testing products slowed, resulting in a corresponding decline in COVID-19 testing revenue in 2021, compared to the third and fourth quarters of 2020. The pandemic also negatively impacted our base business revenue, which excludes COVID-19 related revenue. It is difficult to predict the impact of new strains of the coronavirus on our business or the impact they may have on the research priorities of our customers. For additional information on the various risks posed by the pandemic, refer to Part I, Item 1A- Risk Factors of this Form 10-K.
Global logistics and supply chain disruptions resulted in component delays and supply constraints with some of our suppliers. While some of these issues have been resolved, shortages of certain components have resulted in longer component order lead times to meet future demand. We expect to be able to meet product demand in 2022, but continued supply disruptions of components or materials or our inability to obtain components, materials, or assembly services from alternate sources could impact our ability to meet the ongoing demand of our customers.
On August 2, 2021, the Company amended its Loan and Security Agreement dated as of August 2, 2018, between the Company and Silicon Valley Bank (SVB) (the Amendment). The Amendment extends the maturity date of our $15.0 million revolving credit facility (Revolving Credit Facility) by one year, to August 2, 2023, and also provides for a term loan facility in an aggregate principal amount of $10.0 million (the Term Loan Facility). The stated maturity date of the Term Loan Facility is July 1, 2025, however if, as of June 1, 2024, the principal amount of our convertible debt exceeds $0.6 million or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026, then the maturity date of the Term Loan Facility will be on June 1, 2024. There were $6.8 million of advances outstanding under the Revolving Credit Facility at December 31, 2021. The Term Loan Facility was fully drawn as of December 31, 2021.
Strategic Investment Transaction
On January 23, 2022, the Company entered into (i) a Loan Agreement (the Casdin Loan Agreement) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and (ii) a Loan Agreement (the Viking Loan Agreement, and together with the Casdin Loan Agreement, the Bridge Loan Agreements) with Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers and each, a Purchaser). Each Bridge Loan Agreement provides for a $12.5 million term loan to the Company (each, a Bridge Loan and collectively, the Bridge Loans). Subject to approval by the Company’s stockholders, upon the issuance of the shares of Series B Preferred Stock (as defined below) pursuant to the Purchase Agreements (as defined below), the Bridge Loans will be automatically converted into a number of shares of Series B-1 Preferred Stock (as defined below) or Series B-2 Preferred Stock (as defined below), as applicable, in accordance with the terms of the Bridge Loan Agreements. The Bridge Loans were fully drawn on January 24, 2022. The proceeds of the Bridge Loans may be used for working capital and general corporate purposes.
Also on January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of the Purchasers pursuant to which, among other things, at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of the Company’s stockholders, the Company will issue and sell an aggregate of $225 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company's Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000.00 per share to Casdin, and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000.00 per share to Viking (clauses (i) and (ii), the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance). The Series B Preferred Stock to be purchased by Casdin and Viking pursuant to the Purchase Agreements is in addition to any Series B Preferred Stock to be issued upon conversion of outstanding amounts under the Bridge Loan Agreements. The proceeds of the Preferred Equity Transactions will be used by the Company for expenses related to the Preferred Equity Transactions, as well as working capital, general corporate purposes and merger and acquisition opportunities that the Company may identify from time to time.
In connection with the Private Placement Issuance, the Company will change its name to “Standard BioTools Inc.” and Dr. Michael Egholm will be appointed as the Company’s President and Chief Executive Officer and as a member of our Board of Directors (the Board), each occurring upon the closing of the transactions contemplated by the Purchase Agreements (Closing). Dr. Egholm will succeed Chris Linthwaite, who will continue as the Company’s Chief Executive Officer until the earlier of the Closing or May 15, 2022.
The Closing is subject to customary closing conditions for a transaction of this nature, including approval by the Company’s stockholders of the issuance of the Series B Preferred Stock in connection with the Private Placement Issuance. Each Private Placement Issuance is also conditioned on the substantially contemporaneous consummation of the other Private Placement Issuance.
The Company’s Board has called a special meeting to be held on March 25, 2022 (the Special Meeting) to ask the Company’s stockholders to consider, vote upon and approve (i) a proposal to amend the Company’s Eighth Amended and Restated Certificate of Incorporation (the Charter) to, among other things, increase the number of shares of common stock, par value $0.001 per share, of the Company (Common Stock) that the Company is authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) shares and to change the Company’s name to Standard BioTools Inc. (together, the Charter Amendment Proposal); and (ii) to approve the issuance of (A) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock pursuant to the Purchase Agreements, (B) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock issuable pursuant to the terms of the Bridge Loan Agreements and (C) the Common Stock issuable upon the conversion of the Series B Preferred Stock (clauses (A) through (C), the Private Placement Issuance Proposal). The Private Placement Issuance Proposal is conditioned on the approval of the Charter Amendment Proposal. The Charter Amendment Proposal is conditioned on the approval of the Private Placement Issuance Proposal. If both proposals do not receive the requisite vote for approval, neither the Charter Amendment Proposal nor the Private Placement Issuance Proposal will take effect. The parties have agreed that they will not be obligated to close the Private Placement Issuance if the Charter Amendment Proposal has not been approved at the Special Meeting.
If the Charter Amendment Proposal and the Private Placement Issuance Proposal are not approved by the Company’s stockholders at the Special Meeting or the Purchase Agreements otherwise terminated, then the Bridge Loans will become convertible, at each lender’s option, into Common Stock at an initial conversion rate of 352.1126 shares of Common Stock per $1,000 of conversion amount, subject to the cap set forth in the Bridge Loan Agreements. The conversion rate is subject to customary adjustments as set forth in the Bridge Loan Agreements. The Bridge Loans bear interest (i) from and including the effective date of the Bridge Loan Agreements to but excluding March 1, 2022, at 10%, (ii) from and including March 1, 2022 to but excluding June 1, 2022, at 12%, (iii) from and including June 1, 2022 to but excluding September 1, 2022, at 14%, and (iv) from and including September 1, 2022 and thereafter, at 16%. Interest accrues daily and is payable in kind by adding the accrued interest to the outstanding principal amount on the last date of each month. The Bridge Loans mature on the 91st calendar day after the latest maturity date of the loans borrowed under the Company’s Loan and Security Agreement, dated as of August 2, 2018, with Silicon Valley Bank, and the principal, together with accrued and unpaid interest, is due on the maturity date.
Going Concern
For this annual report, we performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. As of December 31, 2021, we had $29.5 million in cash, cash equivalents and restricted cash. Due to an extended strategic review process related to the pending Private Placement Issuance, we were unable in 2021 to implement certain cash management actions, including potential financing and/or cost reduction initiatives. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements were issued. As a result, we believe that our current level of cash and cash equivalents, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period following the date the financial statements were issued. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements were issued.

Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. We are evaluating strategies to obtain the required additional funding for future operations including the potential consummation of the $225 million Private Placement Issuance, which is contingent on stockholder approval and satisfaction of customary closing conditions. In the event the proposed investment does not occur, we would need to obtain the required additional funding for future operations from alternative sources. These sources may include, but are not limited to, equity financing, debt or other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. Our plans to raise additional capital, including our ability to consummate the Private Placement Issuance, or take the other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our financial results discussed below do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies, Significant Judgments and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 pandemic. These accounting matters included, but were not limited to, our inventory and related reserves, and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic.
We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our audited 2021 consolidated financial statements.

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
We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In arrangements where we satisfy performance obligation(s) over time, we recognize development revenue using an input method that determines the extent of our progress toward completion by comparing the actual costs incurred to the total expected cost. As part of the accounting for these arrangements, we develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review these estimates at the end of each reporting period using the best available information, revise the estimates as necessary, and recognize revenue commensurate with our progress toward completion.
We may also generate revenue from development or collaboration agreements that do not include upfront or milestone-based payments. For these types of arrangements, we generally recognize revenue over time as the development services are provided.
Other Revenue
Other revenue consists of license revenue, royalty revenue, and grant revenue. We recognize revenue from license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. For contracts that include sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.

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
Product Warranties
We generally provide a one-year warranty on our instruments and establish a liability for the estimated cost of the obligation at the time the product is shipped. We periodically review our warranty liability and record adjustments based on specific terms provided to customers and our overall historical experience with usage. This expense is recorded as a component of cost of product revenue in the consolidated statements of operations.
Significant Judgments
Applying the revenue recognition practices discussed above often requires significant judgment. Significant judgment is required when interpreting commercial terms in sales agreements and determining when control of goods and services passes to the customer. Judgment is also required when identifying performance obligations, estimating SSP and allocating purchase consideration in agreements that include multiple performance obligations. Any material changes created by errors in judgment could have a material effect on our operating results and overall financial condition.
Accounts Receivable, net
Trade accounts receivable are recorded at net invoice value. We review our exposure to accounts receivable and provide allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. We evaluate such allowances on a regular basis and adjust them as needed. Judgment is required in determining the amounts of any such allowances.
Inventories, net
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. We regularly review inventory for excess and obsolete products and components. Significant judgment is required in determining provisions for slow-moving, excess, and obsolete inventories which are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, and quality issues.
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

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Our intangible assets include developed technology, patents and licenses. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. Judgment is needed to assess the factors that could indicate an impairment of our intangible assets.
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
We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. We did not recognize any impairment of intangibles for 2021 or 2020. In 2019, we recognized an impairment charge of $0.4 million on patents and licenses that were not used in the current products and were not expected to be used in future product offerings.
Deferred Grant Income
In September 2020, we executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The definitive contract, which amended the letter contract we entered into with NIH in July 2020 (collectively the NIH Contract), has a total value of up to $34.0 million upon the achievement of certain milestones, which were achieved and accepted by the NIH as of December 31, 2021. Proceeds from the NIH Contract have been and will be used primarily to expand production capacity and throughput capabilities.
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

Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurred when either each milestone was accepted by NIH or management concluded the conditions of the grant were substantially met. Deferred grant income related to production capacity expansion is being amortized over the period of depreciation for the related assets as a reduction of depreciation expense. Grant income related to reimbursement of operating costs is recorded as a reduction of those expenses incurred to date. Grant proceeds that exceed the cost of the capital expenditures and expenses expected to be incurred are recorded in other non-operating income.

Term Loan, net
On August 2, 2021, we entered into a Fourth Agreement to our Loan and Security Agreement (the Amendment) with Silicon Valley Bank. The Amendment extended the maturity date of our $15.0 million Revolving Credit Facility by one year, to August 2, 2023, and provided for a term loan facility in an aggregate principal amount up to $10.0 million (Term Loan Facility). As of December 31, 2021, the Term Loan Facility was fully drawn. Interest is payable monthly and principal balances are required to be repaid in 24 equal monthly installments beginning on August 1, 2023. In addition, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. The final payment is being accreted to the carrying value of the term loan through the expected maturity of July 1, 2025 using the effective interest method. Debt issuance costs were recorded as an offset to the carrying value of the loan and are amortized over the expected term using the effective interest method. The carrying value of the term loan includes the outstanding principal amount and the cumulative accreted final payment, less unamortized debt issuance costs. Amortization of the debt issuance costs and accretion of the final payment are reflected in interest expense.
Convertible Notes, net
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
In November 2019, we closed a private placement for $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). The majority of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes. We recorded a loss of $3.0 million on the extinguishment of the 2014 Notes in the fourth quarter of 2019. This amount represented the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes, including unamortized debt issuance costs.
As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of those notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs.
Offering-related costs, including underwriting costs, on the 2014 Notes and 2019 Notes were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.
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
We recognize compensation costs for all stock-based awards, including stock options, RSUs, PSUs and stock purchased under our ESPP, based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of our common stock on the date of grant. For PSUs with a market condition, we use a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment by us. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.
The fair value of options and stock purchases under ESPP on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require judgment. We determine the expected volatility based on our historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. We account for forfeitures as they occur.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update reduce the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. The adoption of the new guidance is not expected to have a significant impact on our financial results.
In November 2021, the FASB issued ASU 2021-10-Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendment is effective for annual periods beginning after December 15, 2021. The amendment establishes financial disclosure requirements for business entities that receive government assistance that they account for by analogizing to a grant or contribution model because there is no specific authoritative guidance under U.S. GAAP that applies to the transaction. Entities that receive this type of assistance should include the following information in their annual report: (1) the nature of the transaction, (2) the significant terms and conditions, (3) the accounting treatment, (4) the line items on the balance sheet and income statement that are affected along with (5) the respective amounts that have been recorded. We are currently evaluating the impact the new standard will have on the disclosures included in our consolidated financial statements.

Results of Operations
The following table presents our historical consolidated statements of operations data for the years ended December 31, 2021, 2020, and 2019, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,
	2021		2020		2019
Revenue:
Total revenue	$130,581	100%	$138,144	100%	$117,243	100%
Costs and expenses:
Cost of product revenue	53,315	41	47,527	34	45,461	39
Cost of service revenue	7,893	6	7,291	5	7,503	6
Research and development	37,944	29	36,461	26	31,640	27
Selling, general and administrative	98,888	76	97,901	71	84,478	72
Total costs and expenses	198,040	152	189,180	136	169,082	144
Loss from operations	(67,459)	(52)	(51,036)	(36)	(51,839)	(44)
Interest expense	(3,823)	(3)	(3,572)	(3)	(4,279)	(4)
Surplus funding from NIH Contract	7,140	7	—	—	—	—
Loss from extinguishment of debt	(9)	—	—	—	(12,020)	(10)
Other income, net	491	—	507	—	1,433	1
Loss before income taxes	(63,660)	(48)	(54,101)	(39)	(66,705)	(57)
Income tax benefit	4,423	3	1,081	1	1,915	2
Net loss	$(59,237)	(45)%	$(53,020)	(38)%	$(64,790)	(55)%
Revenue
We generate revenue primarily from the sale of our products and services and by entering into product development agreements, license and royalty agreements, and grants. Our product revenue consists of sales of instruments and consumables. Consumables revenue is largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to the sales and active installed base of our instruments as our service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We sell our products to leading academic and government laboratories, as well as pharmaceutical, biotechnology, clinical, plant and animal research organizations and clinical laboratories worldwide.
Development Revenue. Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm developed products based on its microfluidics technology. The Development Agreement provided up-front and periodic milestone payments during the development stage, which was completed in the third quarter of 2021, and on-going annual payments of $0.4 million for sustaining efforts. We recognized $2.6 million and $8.8 million of development revenue from the agreement for the years ended December 31, 2021 and 2020, respectively. Costs associated with the Development Agreement were recorded in research and development expense in the consolidated statement of operations.
Grant Revenue. We receive grants to perform research and development activities over contractually defined periods. Grant revenue is attributable to a grant agreement entered into in the second half of 2019, which was completed in the third quarter of 2021. Costs associated with the arrangement were recorded in research and development expense in the consolidated statement of operations.
License Revenue. In March 2020, we entered into an agreement to settle intellectual property infringement claims and received a $3.5 million payment in exchange for a perpetual license to certain of our intellectual property. The settlement was accounted for as a multi-element arrangement. Accordingly, $3.1 million of the proceeds was recognized in 2020 as license revenue and $0.4 million was offset against legal costs.
No single customer represented more than 10% of our total revenue for 2021 and 2020. Revenue from our five largest customers was 23% for both the years ended December 31, 2021 and 2020, respectively.

The following table presents our revenue by source for the years ended December 31, 2021, 2020, and 2019, and as a percentage of total revenue for the respective years (in thousands):

	Year Ended December 31,						Change
	2021		2020		2019		2021	2020
Revenue:
Instruments	$42,498	33%	$45,536	33%	$50,004	43%	(7)%	(9)%
Consumables	57,878	44	54,408	39	45,412	39	6%	20%
Product revenue	100,376	77	99,944	72	95,416	82	—%	5%
Service revenue	25,917	20	22,579	16	21,277	18	15%	6%
Product and service revenue	126,293	97	122,523	88	116,693	100	3%	5%
Development revenue	2,559	2	8,865	6	—	—	(71)%	NA
Grant revenue	1,582	1	3,593	3	550	—	(56)%	553%
License revenue	147	—	3,163	3	—	—	(95)%	NA
Total revenue	$130,581	100%	$138,144	100%	$117,243	100%	(5)%	18%
The following table presents our total revenue by geographic area of our customers and as a percentage of total revenue for each year presented (in thousands):

	Year Ended December 31,						Change
	2021		2020		2019		2021	2020
Americas	$63,877	49%	$74,586	54%	$47,016	40%	(14)%	59%
EMEA	42,722	33	37,776	27	40,024	34	13%	(6)%
Asia-Pacific	23,982	18	25,782	19	30,203	26	(7)%	(15)%
Total revenue	$130,581	100%	$138,144	100%	$117,243	100%	(5)%	18%
The Americas revenue includes revenue generated in the United States of $60.2 million, $72.0 million, and $43.4 million for 2021, 2020 and 2019, respectively. Asia-Pacific revenue includes sales to customers in China of $12.5 million, $11.1 million and $15.4 million for 2021, 2020 and 2019, respectively. There was no foreign country or jurisdiction with sales in excess of 10% of total revenue in 2021, 2020, and 2019, except for China in 2019.
The following section includes management discussion and analysis for the fiscal year ended December 31, 2021. Refer to Part I Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021, for a discussion of the comparative results for 2020 and 2019, which discussion of comparative results is incorporated by reference into this Form 10-K.
Total Revenue. Total revenue decreased by $7.6 million, or 5%, for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020, driven primarily by lower development, grant and license revenue, partially offset by higher service revenue. Product revenue was essentially unchanged year over year.
Americas revenue declined by $10.7 million, or 14%, for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020, driven by lower development, grant and license revenue, and lower unit sales of instruments, partially offset by higher consumables and service revenue. The decline in instrument revenue in 2021 is attributable to reduced demand for the analytical test instruments used in COVID-19 test applications following the initial wave of investments by testing laboratories in 2020. The reduction in development revenue and grant revenue reflects the completion of the underlying contracts in 2021 and the associated deceleration of project activity. The reduction in license revenue is attributable to the non-recurring nature of the 2020 settlement agreement discussed above. In Asia-Pacific, revenue decreased by $1.8 million, or 7%, primarily due to lower unit sales of mass cytometry instruments, partially offset by increased microfluidics consumable revenues. EMEA revenue increased by $4.9 million, or 13%, primarily driven by higher unit sales of mass cytometry instruments. A weaker U.S. dollar contributed 2.6 percentage points of the 13 percentage point increase in EMEA revenue in 2021. Changes in foreign exchange rates increased total company revenues by 0.7 percentage points for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Product and Service Revenue
The following tables present the split of product and service revenue between mass cytometry and microfluidic product categories and as a percentage of the respective category’s total product and service revenue for each year presented (in thousands):

	Year Ended December 31,						Change
	2021		2020		2019		2021	2020
Mass cytometry:
Instruments	$29,964	44%	$28,484	46%	$41,575	57%	5%	(31)%
Consumables	18,960	28	18,023	29	17,850	24	5%	1%
Total product revenue	48,924	72	46,507	75	59,425	81	5%	(22)%
Service revenue	18,733	28	15,625	25	13,895	19	20%	12%
Total product and service revenue	$67,657	100%	$62,132	100%	$73,320	100%	9%	(15)%

	Year Ended December 31,						Change
	2021		2020		2019		2021	2020
Microfluidics:
Instruments	$12,534	21%	$17,053	28%	$8,429	19%	(26)%	102%
Consumables	38,918	67	36,384	60	27,562	64	7%	32%
Total product revenue	51,452	88	53,437	88	35,991	83	(4)%	48%
Service revenue	7,184	12	6,954	12	7,382	17	3%	(6)%
Total product and service revenue	$58,636	100%	$60,391	100%	$43,373	100%	(3)%	39%
Mass cytometry product and service revenue increased $5.5 million, or 9%, for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020. Product revenue increased $2.4 million, or 5%, primarily due to sales of the new CyTOF XT system, which was launched in May 2021, along with growth in our imaging platforms, partially offset by lower Helios sales. Lower average unit selling prices partially offset the increased unit volume of mass cytometry instruments by $4.3 million. Service revenue increased $3.1 million, or 20%, year over year, driven by the growing number of service contracts and mass cytometry instrument installations.
Microfluidics product and service revenue decreased $1.8 million, or 3%, during the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. The decline in 2021 is attributable to lower COVID-19 testing revenue, primarily lower instrument revenue. Excluding COVID-19 related revenue, base microfluidics product and service revenue increased $6.7 million, or 18%, due to the launch of our OEM instrument and higher consumables revenue.
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

The following table presents our product and service cost, product and service gross profit, and product and service margin for each year presented (in thousands):

	Year Ended December 31,			Change		Change
	2021	2020	2019	2021		2020
Cost of product revenue	$53,315	$47,527	$45,461	12%		5%
Cost of service revenue	7,893	7,291	7,503	8%		(3)%
Cost of product and service revenue	$61,208	$54,818	$52,964	12%		4%

Product and service gross profit	$65,085	$67,705	$63,729	(4)%		6%
Product and service margin	51.5%	55.3%	54.6%	(3.8)	ppts.	0.7	ppts.

Product and service margin decreased by 3.8 percentage points for the year ended December 31, 2021 compared to the year ended December 31, 2020. Product and service margins were impacted by lower average selling prices for mass cytometry instruments, unfavorable product mix from sales of our OEM instrument and lower COVID-19 consumables sales, and the absence of COVID-19 related government subsidies.
Operating Expenses
The following table presents our operating expenses for each year presented (in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021	2020
Research and development	$37,944	$36,461	$31,640	4%	15%
Selling, general and administrative	98,888	97,901	84,478	1%	16%
Total operating expenses	$136,832	$134,362	$116,118	2%	16%
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
Research and development expense increased by $1.5 million, or 4%, to $37.9 million for 2021 compared to $36.5 million for 2020. Salaries and benefit costs increased primarily due to the absence of 2020 temporary salary reductions and COVID-19 related government subsidies, as well as higher headcount and merit increases, partially offset by lower variable employee compensation. Consulting costs increased by $0.8 million due to projects related to development agreements and grants.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $1.0 million, or 1%, to $98.9 million for 2021 compared to $97.9 million for 2020. Marketing expenses increased $2.8 million primarily due to marketing campaigns and market research to support new product launches. Sales expenses increased $1.9 million driven by higher compensation and benefits as well as higher travel as we returned to more normal pre-COVID-19 pandemic spending levels. Partially offsetting these increases were lower general and administrative costs. General and administrative expenses fell primarily due to lower variable compensation and lower litigation costs.

Interest Expense and Other Non-Operating Items
The following table presents these items for each year presented (in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021	2020
Interest expense	$(3,823)	$(3,572)	$(4,279)	(7)%	17%
Surplus funding from NIH Contract	7,140	—	—	NA	NA
Loss from extinguishment of debt	(9)	—	(12,020)	NA	(100)%
Other income, net	491	507	1,433	3%	65%
Total	$3,799	$(3,065)	$(14,866)	224%	79%
The increase in interest expense for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 is due to the $10.0 million Term Loans which commenced in August 2021.
In 2021, we recognized $7.1 million of proceeds under the NIH Contract in excess of amounts expected to be spent for capital expenditures and operating expenses.
In February 2021, as provided by the indenture governing the 2014 Notes, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of those notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs.
Other income, net primarily consists of interest income and gains or losses on foreign exchange. Other income, net, of $0.5 million for 2021 is primarily attributable to the settlement of claims, partially offset by $0.2 million of foreign exchange losses.
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
We recorded a tax benefit of $4.4 million, or an effective tax rate benefit of 6.9%, for the year ended December 31, 2021 compared to a tax benefit of $1.1 million, or an effective tax rate benefit of 2.0%, for the year ended December 31, 2020. The tax benefit in both years was principally due to the tax benefit from the amortization of our acquisition-related deferred tax liabilities of $3.1 million. The increased benefit in 2021 compared to 2020 was due to lower current year profits and increased tax benefits on capital expenditures and research activities in certain of our foreign operations, as well as adjustments related to the finalization of 2020 tax returns.
Liquidity, Capital Resources and Going Concern
Sources of Liquidity
As of December 31, 2021, our principal sources of liquidity consisted of $28.5 million of cash and cash equivalents, as well as $1.0 million of restricted cash. The borrowing base under our Revolving Credit Facility was $9.4 million. With advances outstanding of $6.8 million, availability under the Revolving Credit Facility was $2.5 million as of December 31, 2021.
Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. The majority of our contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation. For example, if a supplier has purchased raw materials to produce a good for us, and those goods cannot be returned or otherwise used by our vendor, we are obligated to reimburse them for the costs they incurred. These include purchase commitments with our contract manufacturers and suppliers. As of December 31, 2021, these purchase commitments totaled $20.4 million. In addition, we have certain non-cancellable commitments with service providers that are not material in the aggregate. As of December 31, 2021, we had contractual purchase commitments for capital expenditures of $1.6 million for 2022, and we expect our total capital expenditures to be above that amount.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services. For example, see Note 9 Debt within our consolidated financial statements for information about our short-term and long-term debt obligations and see Note 10 Leases within our consolidated financial statements for information about our lease obligations. Note 17 Commitments and Contingencies within our consolidated financial statements included elsewhere in this Annual Report contains information about our various contractual and legally binding purchase commitments to purchase goods and services discussed above. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our future purchasing needs are not current contractual obligations and are therefore not included in the amounts above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons.
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
The following table presents our cash flow summary for each year presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flow summary:
Net cash used in operating activities	$(44,061)	$(15,417)	$(35,210)
Net cash provided by (used in) investing activities	(11,946)	39,975	(39,301)
Net cash provided by financing activities	15,959	20,857	2,790
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(21)	385	56
Net increase (decrease) in cash, cash equivalents and restricted cash	$(40,069)	$45,800	$(71,665)
Net Cash Used in Operating Activities. We derive cash flows from operations primarily from cash collected from the sale of our products and services, license agreements and grants. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure domestically and internationally.
Net cash used in operating activities in 2021 was $44.1 million and consisted of net loss of $59.2 million, less non-cash items of $35.1 million and cash used in assets and liabilities, net, of $19.9 million. Non-cash items included stock-based compensation expense and depreciation and amortization. The cash used in assets and liabilities, net was primarily attributable to a reduction of accrued compensation and liabilities of $8.7 million from bonus payments made in the first quarter of 2021, and an increase in inventories, net of $4.8 million.
Net cash used in operating activities in 2020 was $15.4 million and consisted of net loss of $53.0 million less non-cash adjustments of $35.2 million, and a net cash provided by assets and liabilities of $2.4 million. Increases in inventories, net and accounts receivable, net balances represent working capital increases due to higher revenues were more than offset by higher incentive compensation and other accruals.
Net cash used in operating activities in 2019 was $35.2 million and consisted of net loss of $64.8 million less non-cash adjustments of $43.2 million, and a net cash used in assets and liabilities of $13.6 million. Non-cash items primarily included a loss from extinguishment of debt of $12.0 million as well as stock-based compensation and depreciation and amortization. The net increase in assets and liabilities was primarily due to lower accrued liabilities for retention bonuses and other variable compensation.
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
Net cash used in investing activities in 2021 was $11.9 million. Capital expenditures of $13.3 million were incurred primarily to expand our microfluidics IFC production capacity in Singapore related to the NIH Contract. Total proceeds from the NIH Contract were $8.6 million in 2021, of which $1.3 million is expected to be used for the Singapore facility expansion.

Net cash provided by investing activities in 2020 was $40.0 million and includes $36.8 million of proceeds from the sales and maturities of investments as well as $21.0 million of proceeds from the NIH Contract, reflecting the portion of the proceeds from the NIH Contract attributable to the capacity expansion. These inflows were partially offset by capital expenditures of $12.7 million, including $10.2 million of capital expenditures funded by the NIH Contract to expand our Singapore manufacturing facility, and $5.2 million of net cash paid for the InstruNor acquisition. Total proceeds from the NIH Contract received were $25.4 million in 2020.
Net cash used in investing activities in 2019 was $39.3 million, which included purchases of investments of $62.4 million and capital expenditures of $2.5 million to support our commercial and manufacturing operations, partially offset by proceeds from maturities of investments of $25.6 million.
Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $16.0 million in 2021. The principal sources of cash were $10.0 million of advances drawn against our new Term Loan Facility with Silicon Valley Bank, advances under the revolving credit agreement of $6.8 million, and $1.3 million of ESPP proceeds. Partially offsetting these sources was $1.8 million of withholding tax payments related to net share settlement of equity awards and the $0.5 million repurchase of 2014 Notes in February 2021.
We generated cash from financing activities of $20.9 million during 2020. Proceeds from our ATM equity offering were $20.1 million, net of commissions and offering costs. Proceeds from our ESPP program and stock options exercises were largely offset by payments of debt issuance costs and income tax withholding related to net share settlement of equity awards.
We generated cash from financing activities of $2.8 million during 2019. $51.8 million of proceeds from a new $55.0 million debt issuance were used to retire 2014 Notes, as discussed below in more detail. Payments of debt and equity issuance costs of $1.9 million were partially offset by cash inflows from equity programs.
Capital Resources and Going Concern
At December 31, 2021 and December 31, 2020, our working capital, excluding deferred revenues, current, and deferred grant income, current and restricted cash, was $38.0 million and $79.8 million, respectively, including cash and cash equivalents of $28.5 million and $68.5 million, respectively. We had no short-term investments at December 31, 2021 and December 31, 2020.
In February 2014, we closed an underwritten public offering of our 2014 Notes. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require the Company to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024, and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2021, holders of $0.5 million of the 2014 Notes caused us to repurchase their notes in accordance with this provision leaving $0.6 million of 2014 Notes outstanding at December 31, 2021.
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
As of December 31, 2021, the Term Loan Facility was fully drawn. Interest on the term loan accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or 4% with a final payment equal to 6.5% of the aggregate original principal amounts of each term loan advance due on the earlier of the maturity date of the Term Loan Facility, the acceleration of the term loan advances or any prepayment of a term loan advance. Interest is payable monthly. The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal monthly installments of principal plus monthly payments of accrued interest. The Amendment also added a financial covenant to the Credit Facility, requiring us to maintain a minimum Adjusted Quick Ratio (as defined in the Amendment) of at least 1.25 to 1.00.
As of December 31, 2021, the total borrowing base under the Revolving Credit Facility was $9.4 million. We had $6.8 million drawn, leaving $2.5 million available. We were in compliance with all the terms and conditions of the Revolving Credit Agreement governing the Revolving Credit Facility as of December 31, 2021, except in one instance where non-compliance was subsequently waived. See Note 9 to our consolidated financial statements for more information about the Revolving Credit Facility.
Since our inception, we have financed our negative cash flow from operations primarily through equity offerings and the issuance of debt instruments. For this annual report, we performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. As of December 31, 2021, we had $29.5 million in cash, cash equivalents and restricted cash. Due to an extended strategic review process related to the pending Private Placement Issuance, we were unable in 2021 to implement certain cash management actions, including potential financing and/or cost reduction initiatives. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our business plans. As a result, we believe that our current level of cash and cash equivalents, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued.
Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and ultimately, generate significant revenue growth. Our plans to raise additional capital, including our ability to consummate the Private Placement Issuance, or take other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that the Company would be able to obtain additional liquidity when needed or under acceptable terms, if at all. Refer to “Risk Factors – As disclosed in footnote two of our consolidated financial statements, and referenced in our independent registered public accounting firm’s report, we believe that our current level of cash and cash equivalents, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve-month period following the date the financial statements were issued..’”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the year ended December 31, 2021, we had a foreign currency loss of $0.2 million compared to a foreign currency gain of $0.1 million in the prior year. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $28.5 million as of December 31, 2021 These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fluidigm Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Fluidigm Corporation and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses in each fiscal year since its inception and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

National Institutes of Health (NIH) Contract Accounting

As described in Notes 2 and 4 to the consolidated financial statements, in September 2020, the Company executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program, which has a total value of up to $34.0 million upon the achievement of certain milestones which were achieved and accepted by December 31, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, management applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy when accounting for the NIH contract payments to the Company. Management has elected to record the grants received as deferred income with grant proceeds recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH contract, this occurred when either each milestone was accepted by NIH or management concluded the conditions of the grant were substantially met. Grant proceeds that exceed the cost of the capital expenditures and expenses expected to be incurred are recorded in other non-operating income. As of December 31, 2021, a total of $21.7 million has been recorded as deferred grant income, and during 2021 $7.1 million in other income associated with grant milestone receipts in excess of expected total costs under the grant was recorded.

The principal considerations for our determination that performing procedures relating to the NIH contract accounting is a critical audit matter are (i) the significant judgment by management when determining the applicable accounting model and milestone achievement; and (ii) the significant audit effort and subjectivity in performing procedures and evaluating audit evidence related to the accounting policy selection, application, classification and recognition of excess grant proceeds recorded in other non-operating income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the NIH contract, including controls over the determination of the appropriate accounting model, which grant milestones are met, and classification of costs and other non-operating income associated with the NIH contract. These procedures also included, among others (i) reading the executed agreement and correspondence with NIH, (ii) evaluating compliance with the contract requirements related to milestone achievement, (iii) evaluating management’s accounting analysis, and (iv) testing the accuracy and evaluating the classification of costs and other non-operating income associated with the NIH contract.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 7, 2022

We have served as the Company’s auditor since 2015.

FLUIDIGM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$28,451	$68,520
Accounts receivable (net of allowances of $356 at each of December 31, 2021 and 2020, respectively)	18,320	25,423
Inventories, net	20,825	19,689
Prepaid expenses and other current assets	4,470	4,031
Total current assets	72,066	117,663
Property and equipment, net	28,034	17,531
Operating lease right-of-use asset, net	37,119	38,114
Other non-current assets	3,689	4,680
Developed technology, net	27,927	40,206
Goodwill	106,379	106,563
Total assets	$275,214	$324,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,602	$9,220
Accrued compensation and related benefits	4,920	13,787
Operating lease liabilities, current	3,053	2,973
Deferred revenue, current	11,947	13,475
Deferred grant income, current	3,535	2,912
Other accrued liabilities	8,673	11,882
Advances under revolving credit agreement, current	6,838	—
Total current liabilities	49,568	54,249
Term loan, net	10,049	—
Convertible notes, net	54,160	54,224
Deferred tax liability	4,329	8,697
Operating lease liabilities, non-current	37,548	38,178
Deferred revenue, non-current	5,966	7,990
Deferred grant income, non-current	18,116	21,036
Other non-current liabilities	882	1,333
Total liabilities	180,618	185,707
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either December 31, 2021 or 2020	—	—
Common stock: $0.001 par value, 200,000 shares authorized at December 31, 2021 and 2020; 76,919 and 74,543 shares issued and outstanding at December 31, 2021 and 2020, respectively	77	75
Additional paid-in capital	831,424	815,624
Accumulated other comprehensive loss	(907)	112
Accumulated deficit	(735,998)	(676,761)
Total stockholders’ equity	94,596	139,050
Total liabilities and stockholders’ equity	$275,214	$324,757
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product revenue	$100,376	$99,944	$95,416
Service revenue	25,917	22,579	21,277
Development revenue	2,559	8,865	—
Other revenue	1,729	6,756	550
Total revenue	130,581	138,144	117,243
Costs and expenses:
Cost of product revenue	53,315	47,527	45,461
Cost of service revenue	7,893	7,291	7,503
Research and development	37,944	36,461	31,640
Selling, general and administrative	98,888	97,901	84,478
Total costs and expenses	198,040	189,180	169,082
Loss from operations	(67,459)	(51,036)	(51,839)
Interest expense	(3,823)	(3,572)	(4,279)
Surplus funding from NIH Contract	7,140	—	—
Loss from extinguishment of debt	(9)	—	(12,020)
Other income, net	491	507	1,433
Loss before income taxes	(63,660)	(54,101)	(66,705)
Income tax benefit	4,423	1,081	1,915
Net loss	$(59,237)	$(53,020)	$(64,790)
Net loss per share, basic and diluted	$(0.78)	$(0.74)	$(0.97)
Shares used in computing net loss per share, basic and diluted	75,786	72,044	66,779

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(59,237)	$(53,020)	$(64,790)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,019)	730	69
Net change in unrealized gain (loss) on investments	—	(36)	36
Other comprehensive income (loss), net of tax	(1,019)	694	105
Comprehensive loss	$(60,256)	$(52,326)	$(64,685)

See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	49,338	$49	$631,605	$(687)	$(558,851)	$72,116
Issuance of common stock on bond conversion	19,460	19	133,280	—	—	133,299
Issuance of restricted stock, net of shares withheld for taxes, and other	666	1	(601)	—	—	(600)
Issuance of common stock from option exercises	195	—	1,058	—	—	1,058
Issuance of common stock under ESPP	297	1	1,074	—	—	1,075
Stock-based compensation expense	—	—	11,349	—	—	11,349
Net loss	—	—	—	—	(64,790)	(64,790)
Other comprehensive income (loss), net of taxes	—	—	—	105	—	105
Balance as of December 31, 2019	69,956	70	777,765	(582)	(623,641)	153,612
Issuance of common stock from at-the-market offering, net of commissions	2,480	2	20,224	—	—	20,226
Issuance of restricted stock, net of shares withheld for taxes, and other	1,050	1	(460)	—	—	(459)
Issuance of common stock under ESPP	476	1	1,322	—	—	1,323
Issuance of common stock from stock option exercises	96	—	451	—	—	451
Equity issuance costs	—	—	(176)	—	—	(176)
Cumulative effect of new accounting standard for Topic 326 Credit Losses	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	14,450	—	—	14,450
Acquisition of InstruNor AS	485	1	2,048	—	—	2,049
Net loss	—	—	—	—	(53,020)	(53,020)
Other comprehensive income (loss), net of taxes	—	—	—	694	—	694
Balance as of December 31, 2020	74,543	75	815,624	112	(676,761)	139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	2,047	2	(1,795)	—	—	(1,793)
Issuance of common stock under ESPP	292	—	1,285	—	—	1,285
Issuance of common stock from option exercises	37	—	209	—	—	209
Stock-based compensation expense	—	—	16,101	—	—	16,101
Net loss	—	—	—	—	(59,237)	(59,237)
Other comprehensive income (loss), net of taxes	—	—	—	(1,019)	—	(1,019)
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	$94,596
See accompanying notes

FLUIDIGM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(59,237)	$(53,020)	$(64,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,101	14,451	11,393
Amortization of developed technology	11,918	11,910	11,200
Depreciation and amortization	3,653	4,014	4,605
Provision for excess and obsolete inventory	2,293	1,614	1,807
Lease amortization	497	2,017	(516)
Amortization of debt discounts, premiums and issuance costs	624	545	1,936
Impairment of intangible asset	—	—	443
Loss from extinguishment of debt	9	—	12,020
Loss on disposal of property and equipment	12	212	89
Other non-cash items	2	426	200
Changes in assets and liabilities:
Accounts receivable, net	6,729	(7,628)	(2,075)
Inventories, net	(4,782)	(8,636)	(3,047)
Prepaid expenses and other assets	(436)	(877)	(1,400)
Accounts payable	1,281	3,356	787
Accrued compensation and related benefits	(8,721)	8,627	(9,310)
Deferred revenue	(3,208)	2,111	2,129
Other liabilities	(10,796)	5,461	(681)
Net cash used in operating activities	(44,061)	(15,417)	(35,210)
Investing activities
Proceeds from NIH Contract	1,318	21,036	—
Acquisition, net of cash acquired	—	(5,154)	—
Purchases of investments	—	—	(62,370)
Proceeds from sale of investments	—	5,010	—
Proceeds from maturities of investments	—	31,800	25,600
Purchases of property and equipment, net	(13,264)	(12,717)	(2,531)
Net cash provided by (used in) investing activities	(11,946)	39,975	(39,301)
Financing activities
Proceeds from term loan	10,000	—	—
Proceeds from advances under revolving credit agreement	6,838	—	—
Proceeds from issuance of common stock, net of commissions	—	20,226	—
Proceeds from 2019 Notes issuance	—	—	55,000
Repayment of long-term debt	(501)	—	(51,826)
Payments of debt and equity issuance costs	(79)	(684)	(1,888)
Proceeds from exercise of stock options	209	451	1,058
Proceeds from stock issuance from ESPP	1,285	1,323	1,075
Payments for taxes related to net share settlement of equity awards and other	(1,793)	(459)	(629)
Net cash provided by financing activities	15,959	20,857	2,790
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(21)	385	56
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,069)	45,800	(71,665)
Cash and cash equivalents and restricted cash at beginning of period	69,536	23,736	95,401
Cash and cash equivalents and restricted cash at end of period	$29,467	$69,536	$23,736
Supplemental disclosures of cash flow information
Cash paid for interest	$3,149	$3,089	$3,542
Cash paid for income taxes, net of refunds	$2,085	$521	$205
Non-cash right-of-use assets and lease liabilities	$(2,435)	$36,225	$10,402
Unpaid debt and equity issuance costs	$—	$—	$534
Asset retirement obligations	$710	$325	$312
See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern and meet its obligations when they become due over the twelve-month period subsequent to the date the financial statements were issued. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if we were unable to continue as a going concern.
For this annual report, we performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. Since our inception, we have incurred significant operating losses and generated negative cash flows from operations. We have historically funded our operations primarily through the issuance of common stock and debt. We believe that our current level of cash and cash equivalents, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. The existence of these conditions raises substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the date the financial statements were issued.

Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth. We are evaluating strategies to obtain the required additional funding for future operations, including the potential consummation of the $225 million investment in Fluidigm disclosed in Note 18 Subsequent Events (the Private Placement Issuance), which is contingent on stockholder approval and satisfaction of customary closing conditions. In the event the proposed investment does not occur, we would need to obtain the required additional funding for future operations from alternative sources. These sources may include, but are not limited to, equity financing, debt or other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. Our plans to raise additional capital, including our ability to consummate the Private Placement Issuance, or take the other actions to address the doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
The consolidated financial statements include the accounts of our wholly owned subsidiaries. As of December 31, 2021, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period amounts in the consolidated balance sheet and statements of cash flows were reclassified to conform to the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders' equity, total revenue, total costs and expenses, loss from operations or net loss.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 pandemic. These accounting matters included, but were not limited to, our allowance for doubtful accounts and credit losses, inventory and related reserves and the carrying value of goodwill and other long-lived assets. Actual results could differ materially from these estimates and could have a material adverse effect on our consolidated financial statements.
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
We assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. In arrangements where we satisfy performance obligation(s) over time, we recognize development revenue using an input method that determines the extent of our progress toward completion by comparing the actual costs incurred to the total expected cost. As part of the accounting for these arrangements, we develop estimates and assumptions that require judgment to determine the transaction price and progress towards completion. We review these estimates at the end of each reporting period using the best available information, revise the estimates as necessary, and recognize revenue commensurate with our progress toward completion.
We may also generate revenue from development or collaboration agreements that do not include upfront or milestone-based payments. For these type of arrangements, we generally recognize revenue over time as the development services are provided.
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
In March 2020, we entered into an agreement to settle intellectual property infringement claims, under which we received a $3.5 million payment in exchange for a perpetual license to certain Fluidigm intellectual property. The settlement was accounted for as a multiple-element arrangement. Accordingly, $3.1 million of the proceeds was recognized as license revenue and $0.4 million was offset against legal costs.
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
Product Warranties
We generally provide a one-year warranty on our instruments and establish a liability for the estimated cost of the obligation at the time the product is shipped. We periodically review our warranty liability and record adjustments based on specific terms provided to customers and our overall historical experience with usage. This expense is recorded as a component of cost of product revenue in the consolidated statements of operations.
Significant Judgments
Applying the revenue recognition practices discussed above often requires significant judgment. Significant judgment is required when interpreting commercial terms in sales agreements and determining when control of goods and services passes to the customer. Judgment is also required when identifying performance obligations, estimating SSP and allocating purchase consideration in agreements that include multiple performance obligations. Any material changes created by errors in judgment could have a material effect on our operating results and overall financial condition.
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
Accounts Receivable, net
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
We generally do not require collateral to support credit sales. To reduce credit risk, we perform credit evaluations of our customers. No customer represented more than 10% of total revenue for 2021, 2020, or 2019, and no customer had an outstanding trade receivable balance that represented more than 10% of total billed accounts receivables at December 31, 2021, or 2020.
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
Inventories, net
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. We regularly review inventory for excess and obsolete products and components. Significant judgment is required in determining provisions for slow-moving, excess, and obsolete inventories which are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, and quality issues
Property and Equipment, net
Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Accumulated depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The estimated useful lives of our property and equipment are generally as follows: computer equipment and software, three to four years; laboratory and manufacturing equipment, two to seven years; and office furniture and fixtures, five years.
Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $2.8 million, $3.1 million, and $3.6 million, respectively.
Leases
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right-to-use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a term similar to the lease arrangement at the commencement date. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Business Combinations, Goodwill, Intangible Assets and Other Long-Lived Assets
We have completed acquisitions of businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocated the purchase price, which is the sum of the consideration provided in a business combination, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and estimates of future revenue.
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Our intangible assets include developed technology, patents and licenses. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. Judgment is needed to assess the factors that could indicate an impairment of intangible assets.
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
We evaluate our long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, we estimate the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly. We did not recognize any impairment of intangibles for 2021 or 2020. In 2019, we recognized an impairment charge of $0.4 million on patents and licenses that were not used in the current products and were not expected to be used in future product offerings.
Deferred Grant Income
In September 2020, we executed a definitive contract with the National Institutes of Health (NIH) for a project under the NIH Rapid Acceleration of Diagnostics (RADx) program. The definitive contract, which amended the letter contract we entered into with NIH in July 2020 (collectively, the NIH Contract), has a total value of up to $34.0 million upon the achievement of certain milestones which were achieved and accepted by the NIH as of December 31, 2021. Proceeds from the NIH Contract have been and will be used primarily to expand production capacity and throughput capabilities.

Accounting for the NIH Contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIH will not benefit directly from our expansion or product development. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIH Contract payments to Fluidigm.
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
Under IAS 20, grant proceeds are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. With the NIH Contract, this occurred when either each milestone was accepted by NIH or management concluded the conditions of the grant were substantially met. Deferred grant income related to production capacity expansion is being amortized over the period of depreciation for the related assets as a reduction of depreciation expense. Grant income related to reimbursement of operating costs is recorded as a reduction of those expenses incurred to date. Grant proceeds that exceed the cost of the capital expenditures and expenses expected to be incurred are recorded in other non-operating income.
Term Loan, net
On August 2, 2021, we entered into a Fourth Agreement to our Loan and Security Agreement (the Amendment) with Silicon Valley Bank. The Amendment extended the maturity date of our $15.0 million Revolving Credit Facility by one year, to August 2, 2023, and provided for a term loan facility in an aggregate principal amount of up to $10.0 million (Term Loan Facility). As of December 31, 2021, the Term Loan Facility was fully drawn. Interest is payable monthly and principal balances are required to be repaid in 24 equal monthly installments beginning on August 1, 2023. In addition, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. The final payment is being accreted to the carrying value of the term loan through the expected maturity of July 1, 2025 using the effective interest method. Debt issuance costs were recorded as an offset to the carrying value of the loan and are amortized over the expected term using the effective interest method. The carrying value of the term loan includes the outstanding principal amount and the cumulative accreted final payment, less unamortized debt issuance costs. Amortization of the debt issuance costs and accretion of the final payment are reflected in interest expense.
Convertible Notes, net
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
In November 2019, we closed a private placement for $55.0 million aggregate principal amount of our 5.25% Senior Convertible Notes due 2024 (2019 Notes). The majority of the issuance proceeds were used to retire approximately $50.2 million of aggregate principal amount of our 2014 Notes. We recorded a loss of $3.0 million on the extinguishment of the 2014 Notes in the fourth quarter of 2019. This amount represented the difference between the fair value of the 2019 Notes used to extinguish the debt and the carrying value of the 2014 Notes, including unamortized debt issuance costs.

As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of those notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs.

Offering-related costs, including underwriting costs, on the 2014 Notes and 2019 Notes were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.
See Note 9 for a detailed discussion of the accounting treatment of the transactions and additional information.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, investments, accounts receivable, accounts payable, advances on our revolving credit agreement, a term loan and convertible notes. Our cash equivalents, restricted cash, accounts receivable, accounts payable and advances under our revolving credit agreement generally have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2021 and 2020. The convertible notes are presented at their carrying value, with fair value disclosures made in Note 11. As a basis for considering fair value, we follow a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level I: observable inputs such as quoted prices in active markets;
Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and
Level III: unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions.
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our cash equivalents, which include money market funds are classified as Level I because they are valued using quoted market prices. Our term loan and our convertible notes, which are not regularly traded, are both classified as Level III since their values cannot be determined by using readily observable inputs or measures, such as market prices. Significant judgment is needed in valuing Level III items. Fair value of the term loan was estimated using a discounted cash flow approach and current market interest rate data for similar loans and fair values of the convertible debt were estimated using pricing models and risk-adjusted value ranges for the convertible notes.
Research and Development
We recognize research and development expenses in the period incurred. Research and development expenses consist of personnel costs, independent contractor costs, prototype and materials expenses, allocated facilities and information technology expenses, and related overhead expenses.
Advertising Costs
We expense advertising costs as incurred. We incurred advertising costs of $3.4 million, $1.6 million and $3.4 million during 2021, 2020, and 2019, respectively.
Stock-Based Compensation
We recognize compensation costs for all stock-based awards, including stock options, RSUs, PSUs and stock purchased under our ESPP, based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of our common stock on the date of grant. For PSUs with a market condition, we use a Monte Carlo simulation pricing model to incorporate the market condition effects at our grant date. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment by us. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.
The fair value of options and stock purchases under ESPP on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require judgment. We determine the expected volatility based on our historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. We account for forfeitures as they occur.
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
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2019	$(618)	$36	$(582)
Change during the year	730	(36)	694
Ending balance at December 31, 2020	112	—	112
Change during the year	(1,019)	—	(1,019)
Ending balance at December 31, 2021	(907)	$—	$(907)

Immaterial amounts of unrealized gains and losses have been reclassified into the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019.
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

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	December 31,
	2021	2020	2019
Stock options, restricted stock units and performance stock awards	7,975	7,507	5,189
2019 Convertible Notes	18,966	18,966	18,966
2019 Convertible Notes potential make-whole shares	1,337	837	3,182
2014 Convertible Notes	10	19	19
Total	28,288	27,329	27,356
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update reduce the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. The adoption of the new guidance is not expected to have a significant impact on our financial results.
In November 2021, the FASB issued ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendment is effective for annual periods beginning after December 15, 2021.
The amendment establishes financial disclosure requirements for business entities that receive government assistance that they account for by analogizing to a grant or contribution model because there is no specific authoritative guidance under U.S.GAAP that applies to the transaction. Entities that receive this type of assistance should include the following information in their annual report: (1) the nature of the transaction, (2) the significant terms and conditions, (3) the accounting treatment, (4) the line items on the balance sheet and income statement that are affected along with (5) the respective amounts that have been recorded. We are currently evaluating the impact the new standard will have on the disclosures included in our consolidated financial statements.
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
The acquisition was accounted for in accordance with ASC 805, Business Combinations. The assets acquired and liabilities assumed were recorded at their estimated fair values at the InstruNor acquisition date. Developed technology was valued using a discounted cash flow model for which the most sensitive assumption was revenue growth rate. There were no measurement period adjustments recognized since the acquisition date. Non-tax deductible goodwill of $2.2 million was calculated as the purchase price less the fair value of the net assets acquired as follows (in thousands):

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

4. NIH Contract

In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. As of December 31, 2021, we have achieved the required milestones and have received the total NIH Contract value of $34.0 million. Proceeds from the NIH Contract have been and will be used primarily for capital expenditures to expand production capacity and, to a lesser extent, to offset applicable operating costs. Grant proceeds that exceed the cost of the capital expenditures and expenses expected to be incurred are recorded in other non-operating income.

The following tables summarize the activity under the NIH Contract through December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cumulative cash receipts from milestones achieved	$34,016	$25,436
Cumulative amounts applied against operating costs (excluding depreciation)	(4,522)	(1,488)
Cumulative amounts applied against depreciation expense for assets placed in service	(703)	—
Cumulative amounts recognized as non-operating income	(7,140)	—
Total deferred grant income	$21,651	$23,948

Assets placed in service, gross	$16,890	$—
Construction-in-progress	3,909	9,652
Cumulative amounts applied against depreciation expense	(703)	—
Carrying value of property and equipment, net	20,096	9,652
Estimated future operating costs, excluding depreciation	—	2,912
Estimated future capital expenditures	1,555	11,384
Total deferred grant income	$21,651	$23,948

Deferred grant income, current	$3,535	$2,912
Deferred grant income, non-current	18,116	21,036
Total deferred grant income	$21,651	$23,948
Deferred grant income, current is included in other accrued liabilities on the balance sheets at December 31, 2021 and 2020 and represents amounts expected to be applied against costs over the next twelve months. Deferred grant, non-current includes depreciation expense on capital expenditure amounts which will be amortized in later periods. At December 31, 2020, deferred grant income included amounts expected to be applied against 2021 operating costs as well as future depreciation. At December 31, 2021, deferred grant income includes amounts related to future depreciation on capital expenditures placed or to be placed in service.
We expect to spend $22.4 million on capital expenditures associated with the NIH Contract. We have incurred $20.8 million of capital expenditures through December 31, 2021, of which assets valued at $16.9 million have been placed in service, while the remaining $3.9 million is included in construction-in-progress (See Note 8). We expect to place the remaining equipment in service in the first half of 2022.
5. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, Fluidigm developed products based on its microfluidics technology. The Development Agreement provided for up-front and periodic milestone payments during the development stage, which was completed in the third quarter of 2021, and on-going annual payments of $0.4 million for sustaining efforts. We recognized $2.4 million and $8.8 million of development revenue from this agreement for the years ended December 31, 2021 and 2020, respectively.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue for the year ended December 31, 2021, 2020, and 2019, respectively, based on geographic area and by source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Geographic Markets:
Americas	$63,877	$74,586	$47,016
EMEA	42,722	37,776	40,024
Asia-Pacific	23,982	25,782	30,203
Total	$130,581	$138,144	$117,243

	Year Ended December 31,
	2021	2020	2019
Source:
Instruments	$42,498	$45,536	$50,004
Consumables	57,878	54,408	45,412
Product revenue	100,376	99,944	95,416
Service revenue	25,917	22,579	21,277
Development revenue	2,559	8,865	—
Other revenue:
License and royalty revenue	147	3,163	—
Grant revenue	1,582	3,593	550
Total other revenue	1,729	6,756	550
Total	$130,581	$138,144	$117,243
Unfulfilled Performance Obligations
We reported $21.5 million of deferred revenue on our December 31, 2020 consolidated balance sheet. During the twelve months ended December 31, 2021, $11.9 million of the opening balance was recognized as revenue and $8.3 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At December 31, 2021, we reported $17.9 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed at December 31, 2021 (in thousands):

Fiscal Year	Expected Revenue (1)
2022	$12,774
2023	6,735
2024	3,307
Thereafter	1,658
Total	$24,474
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
7. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million and $112.0 million of developed technology. In the first quarter of 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill from the InstruNor acquisition and $5.4 million (Euro 4.9 million) of developed technology (see Note 3). As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change. We are amortizing InstruNor developed technology over 8.0 years.
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
During the first quarter of fiscal 2020, we assessed whether the current and potential future impact of the COVID-19 pandemic represented an event which necessitated an impairment review. No impairment was recorded as a result of the quantitative assessment performed. In addition, the Company performed its annual impairment assessment as of December 31, 2021 and 2020 and there were no indicators of impairment identified.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,503	$(89,576)	$27,927	9.9 years
Patents and licenses	$11,257	$(10,000)	$1,257	7.0 years

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,658	$(77,452)	$40,206	9.9 years
Patents and licenses	$11,256	$(9,238)	$2,018	7.5 years
Total amortization expense for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 was $12.7 million, $12.8 million and $12.2 million, respectively.

Based on the carrying value of intangible assets, net, as of December 31, 2021, the annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2022	$11,888	$678	$12,566
2023	11,888	572	12,460
2024	2,088	7	2,095
2025	688	—	688
2026	688	—	688
Thereafter	687	—	687
Total	$27,927	$1,257	$29,184

8. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$28,451	$68,520
Restricted cash	1,016	1,016
Total cash, cash equivalents, and restricted cash	$29,467	$69,536
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets, and $1.0 million of non-current restricted cash is included in other non-current assets in the consolidated balance sheets as of December 31, 2021 and 2020.
Inventories, net
Inventories, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Raw materials	$9,345	$8,292
Work-in-process	867	1,214
Finished goods	10,613	10,183
Total inventories, net	$20,825	$19,689
Property and Equipment, net
Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$5,759	$4,240
Laboratory and manufacturing equipment	30,260	18,107
Leasehold improvements	12,095	7,203
Office, furniture and fixtures	2,074	1,994
Property and equipment, gross	50,188	31,544
Less accumulated depreciation and amortization	(26,703)	(23,989)
Construction-in-progress	4,549	9,976
Property and equipment, net	$28,034	$17,531
The majority of the amounts included in construction-in-progress are related to the NIH Contract (see Note 4).

Accrued Compensation and Related Benefits
Accrued compensation and related benefits consisted of the following as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Accrued incentive compensation	$40	$7,842
Accrued vacation	3,388	3,367
Accrued payroll taxes and other	1,492	2,578
Accrued compensation and related benefits	$4,920	$13,787

Warranties

Activity for our warranty accrual for the years ended December 31, 2021 and 2020, which is included in other accrued liabilities, is summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$1,663	$1,390
Accrual for current period warranties	418	1,028
Warranty costs incurred	(911)	(755)
Ending balance	$1,170	$1,663
9. Debt
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
We have retired the majority of the 2014 Notes through the issuance of the 2018 Notes and 2019 Notes, as discussed below. As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of those notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs. As of December 31, 2021, there was $0.6 million aggregate principal of the 2014 Notes outstanding.
2018 Senior Convertible Notes (2018 Notes)
In March 2018, we entered into separate privately negotiated transactions with certain holders of our 2014 Notes to exchange $150.0 million in aggregate principal amount of the 2014 Notes for 2018 Notes, leaving $51.3 million of aggregate principal amount of 2014 Notes outstanding. The 2018 Notes accrued interest at a rate of 2.75%, payable semi-annually. The 2018 Notes were scheduled to mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the indenture governing the 2018 Notes. In the first quarter of 2019, $150.0 million of the 2018 Notes were converted into 19.5 million shares of our common stock and the notes were retired. We recognized a loss of $9.0 million on the conversion of 2018 Notes, which was included in loss on extinguishment of debt in 2019. This amount represents the difference between the fair value of the bonds converted and the carrying value of the bonds at the time of conversion.
2019 Senior Convertible Notes (2019 Notes)
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds of the 2019 Notes issuance were $52.7 million, after deductions for commissions and other debt issuance costs. $51.8 million of the proceeds of the 2019 Notes were used to retire $50.2 million aggregate principal amount of our 2014 Notes. We recognized a loss of $3.0 million on the exchange of the 2014 Notes for the 2019 Notes. The loss on extinguishment of debt was calculated as the difference between the reacquisition price (i.e., the fair value of the principal amount of 2019 Notes) and the net carrying value of the 2014 Notes exchanged.
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
The carrying values of the components of the 2014 Notes and 2019 Notes are as follows (in thousands):

	December 31,
	2021	2020
2.75% 2014 Notes due 2034
Principal amount	$578	$1,079
Unamortized debt discount	(8)	(16)
Unamortized debt issuance cost	(2)	(4)
Net carrying value of 2014 Notes	$568	$1,059

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,408)	(1,835)
Net carrying value of 2019 Notes	$53,592	$53,165
Net carrying value of all Notes	$54,160	$54,224
Revolving Credit Facility and Term Loan, net
On August 2, 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million (Maximum Amount) or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility.
On August 2, 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million Term Loan Facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity of the Term Loan Facility will be June 1, 2024. The Credit Facility is collateralized by substantially all our property, other than intellectual property. The Credit Facility also includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the agreement, of at least 1.25 to 1.00.
The interest rate on advances made under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25%. Interest on any outstanding advances is due and payable monthly and the principal balance is due at maturity though loans can be prepaid at any time without penalty. Fees for Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. As of December 31, 2021, the Borrowing Base of the Revolving Credit Facility was $9.4 million, of which we had borrowed $6.8 million, leaving $2.5 million available.

As of December 31, 2021 the Term Loan Facility was fully drawn. The interest rate on the Term Loan Facility is the greater of 4% or a floating per annum rate equal to three quarters of one percentage points (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. The effective interest rate on the Term Loan Facility, reflecting the impact of debt issuance costs, the end-of-term fee and expected timing of principal repayment was 6.3% as of December 31, 2021.
The carrying values of our term loan and advances under the Credit Facility, and the maximum amount available under the Credit Facility are as follows (in thousands):

	December 31,
	2021	2020
Term Loan
Principal amount	$10,000	$—
End of term fee accretion	79	—
Unamortized debt issuance cost	(30)	—
Net carrying value of term loan	$10,049	$—

Credit Facility
Borrowing Base	$9,368	$15,000
Carrying value of advances under revolving credit agreement	$6,838	$—
10. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to eight years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of December 31, 2021 and 2020 (in thousands, except for discount rate and lease term):

	December 31, 2021	December 31, 2020
Operating lease right-of-use buildings	$43,457	$41,132
Operating lease right-of-use equipment	84	89
Operating lease right-of-use vehicles	676	679
Total operating lease right-of-use assets, gross	44,217	41,900
Accumulated amortization	(7,098)	(3,786)
Total operating lease right-of-use assets, net	$37,119	$38,114

Operating lease liabilities, current	$3,053	$2,973
Operating lease liabilities, non-current	37,548	38,178
Total operating lease liabilities	$40,601	$41,151

Weighted average remaining lease term (in years)	7.7 years	8.6 years
Weighted average discount rate per annum	11.7%	11.9%
The following table presents the components of lease expense for the year-ended December 31, 2021 and 2020, respectively (in thousands):

(in thousands)	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020
Operating lease cost (including variable costs)	$10,918	$9,682
Variable costs including non-lease component	$2,853	$2,336

Supplemental information:
Cash paid for amounts included in the measurement of operating lease liabilities (included in net cash used in operating activities)
Operating cash flows from operating leases	$7,568	$5,265
Future minimum lease payments under commenced non-cancelable operating leases are as of December 31, 2021 as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases
2022	$7,480
2023	7,644
2024	7,721
2025	7,932
2026	7,704
Thereafter	24,948
Total future minimum payments	$63,429
Less: imputed interest	(22,828)
Total	$40,601

11. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Cash- Restricted
Assets:
Cash and money market funds	$28,451	$—	$—	$28,451	$28,451	$—
Cash-restricted	1,016	—	—	1,016	—	1,016
Total cash, cash equivalents and restricted cash	$29,467	$—	$—	$29,467	$28,451	$1,016

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Cash-Restricted
Assets:
Cash and money market funds	$68,520	$—	$—	$68,520	$68,520	$—
Cash-restricted	1,016	—	—	1,016	—	1,016
Total cash, cash equivalents and restricted cash	$69,536	$—	$—	$69,536	$68,520	$1,016
Cash and cash equivalents are Level I measurements. There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the years ended December 31, 2021, and 2020.
Debt
Our convertible notes are not regularly traded. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.
The estimated fair value of our term loan also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as a market prices. The fair value of our term loan was estimated using a discounted cash flows approach and current market interest rate data for similar loans.
The following table summarizes the par value, carrying value and the estimated fair value of our debt at December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021			December 31, 2020
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
2014 Notes	$578	$568	$601	$1,079	$1,059	$1,122
2019 Notes	55,000	53,592	81,880	55,000	53,165	117,899
Total Notes	$55,578	$54,160	$82,481	$56,079	$54,224	$119,021

Term loan, net	$10,000	$10,049	$10,113	$—	$—	$—

Advances under revolving credit agreement	$6,838	$6,838	$6,838	$—	$—	$—

12. Shareholders’ Equity
2020 At-the-Market Offering
In March 2020, we entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (Jefferies) to sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which Jefferies acts as sales agent. During the third quarter of 2020, we sold 2.5 million shares of our common stock pursuant to the Sale Agreement, for aggregate gross proceeds of $20.9 million. Our net proceeds from the sale of such shares of common stock were approximately $20.1 million, after deducting related expenses, including commissions of approximately $0.6 million and issuance costs of approximately $0.2 million.
InstruNor Acquisition
In January 2020, we completed the acquisition of all of the outstanding shares of InstruNor (see Note 3). The purchase price was approximately $7.2 million, consisting of $5.2 million in cash and 485,451 shares of our common stock. No adjustments were made to the initial purchase price allocation.
Common Shares Reserved
At December 31, 2021, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

In thousands:	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units at Maximum	Number Of Remaining Securities Available For Future Issuance
2011 Equity Incentive Plan	1,429	7,512	3,519
DVS Sciences Inc. 2010 Equity Incentive Plan	9	—	—
2017 Inducement Award Plan	159	76	—
2017 Employee Stock Purchase Plan	—	—	2,633
	1,597	7,588	6,152

Included in the securities to be issued upon release of RSUs and PSUs are the maximum number of shares that could be issued for performance share unit awards, which can vest at 0%-200% of the number of awards granted. The number of shares available for future issuance also reflects PSU awards granted at the maximum number of shares that could be issued under these awards.

13. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our 2017 Employee Stock Purchase Plan (ESPP) and the grant of stock options, restricted stock units (RSUs) and performance-based awards under our stock-based plans. Our board of directors determines the number of awards to grant and also sets vesting criteria.
In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, subject to the employees’ continued employment. We may grant RSUs with different vesting terms from time to time.
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
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved, an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved, an increase of 1.4 million in the number of shares reserved for issuance under the 2011 Plan. In April 2021, our board of directors authorized, and in May 2021, our stockholders approved, an additional increase of 4.1 million in the number of shares reserved for issuance under the 2011 Plan.
Valuation and Expense Information
The weighted average assumptions used to estimate the fair value of options granted were as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options
Weighted average expected volatility	94.0%	79.0%	69.5%
Weighted average expected term	4.2 years	3.8 years	4.3 years
Weighted average risk-free interest rate	0.6%	2.6%	1.9%
Dividend yield	—	—	—
Weighted-average fair value per share	$3.73	$2.60	$7.17

Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2018	1,812	$7.09
RSU granted	1,808	$8.08
RSU released	(730)	$8.06
RSU forfeited	(339)	$7.80
Balance at December 31, 2019	2,551	$7.43
RSU granted	3,788	$4.06
RSU released	(1,139)	$7.04
RSU forfeited	(338)	$6.24
Balance at December 31, 2020	4,862	$4.98
RSU granted	3,295	$5.23
RSU released	(2,225)	$5.02
RSU forfeited	(791)	$4.66
Balance at December 31, 2021	5,141	$5.18

The total intrinsic value of RSUs vested and released during the year ended December 31, 2021, 2020 and 2019 were approximately $11.2 million, $8.0 million and $5.8 million, respectively. The intrinsic value of vested and released RSUs is calculated by multiplying the fair market value of our common stock on the vesting date by the number of shares vested. As of

December 31, 2021, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $22.5 million. We expect to recognize those costs over a weighted average period of 2.5 years.

Stock Options:

	Number of Options (in 000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1) in (000s)
Balance at December 31, 2018	2,385	$7.56	7.8
Options granted	50	$13.08
Options exercised	(197)	$5.43		$1,198
Options forfeited	(211)	$8.73
Balance at December 31, 2019	2,027	$7.78	6.8
Options granted	117	$4.05
Options exercised	(100)	$4.84		$359
Option forfeited	(409)	$9.22
Balance at December 31, 2020	1,635	$7.33	6.2	$834
Options granted	92	$5.56
Options exercised	(37)	$5.62		$25
Options forfeited	(93)	$10.49
Balance at December 31, 2021	1,597	$7.08	5.6	$82
Vested at December 31, 2021	1,503	$7.13	5.5	$82
Unvested awards at December 31, 2021	94	$6.30	8.0	$—
_________________________
(1)Aggregate intrinsic value as of December 31, 2021 was calculated as the difference between the closing price per share of our common stock on the last trading day of 2021, which was $3.92, and the exercise price of the options, multiplied by the number of in-the-money options.
As of December 31, 2021, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $0.3 million. We expect to recognize those costs over a weighted average period of 0.8 years.

Performance-based Awards
Performance Stock Units with Market Condition
We have granted performance stock units to certain executive officers and senior level employees. The number of performance stock units ultimately earned under these awards is calculated based on the Total Shareholder Return (TSR) of our common stock as compared to the TSR of a defined group of peer companies during the applicable three-year performance period. The percentage of performance stock units that vest will depend on our relative position at the end of the performance period and can range from 0% to 200% of the number of units granted.
Based on the performance of our stock relative to our defined group of peer companies for the period 2018 to 2020, PSUs awarded in 2018 vested in 2021 at a rate of 118.6% of the target. The performance adjustment in the table below reflects the impact of the above-target performance.

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2018	155	$10.09
PSU granted	401	$16.90
PSU released	—	—
PSU forfeited	(9)	$10.09
Balance at December 31, 2019	547	$15.09
PSU granted	509	$4.82
PSU released	—	—
PSU forfeited	(94)	$14.26
Balance at December 31, 2020	962	$9.74
PSU granted	396	$9.60
Performance adjustment for 2018 awards	21	$10.09
PSU released	(133)	$10.09
PSU forfeited	(36)	$4.82
Balance at December 31, 2021	1,210	$10.11
As of December 31, 2021, the unrecognized compensation costs related to these awards were $3.8 million. We expect to recognize those costs over a weighted average period of 1.8 years.
The PSU awards above include 0.3 million of PSUs awarded in 2019. Based on the performance of our stock relative to our defined group of peer companies for the period 2019 to 2021, these awards did not meet the minimum target and the shares returned to the 2011 Equity Plan pool in early 2022.
Performance Stock Units with Performance Conditions
During 2019, we granted performance stock units to a certain employee. The number of performance stock units that ultimately vest under these awards is dependent on the employee achieving certain discrete operational milestones on or before predetermined measurement dates, the latest of which was December 31, 2021. As of December 31, 2021, there were approximately 29 thousand units of these awards outstanding with a weighted-average grant date fair value of $6.46 per unit. The operational milestones were not met and the awards were cancelled in early 2022.
2017 Employee Stock Purchase Plan (ESPP)
Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP program has a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to 10% of their compensation. Employees may not purchase more than $25 thousand of stock for any calendar year. Shares are sold to employees under the ESPP for 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period.

Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Restricted stock units, stock options and performance share units	$15,470	$13,428	$10,555
Employee stock purchase plan	631	1,023	838
Total stock-based compensation	$16,101	$14,451	$11,393

14. Income Taxes
Our loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(56,291)	$(46,277)	$(59,900)
International	(7,369)	(7,824)	(6,805)
Loss before income taxes	$(63,660)	$(54,101)	$(66,705)

Significant components of our benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(63)	(31)	(31)
Foreign	167	(2,314)	(568)
Total current tax (expense) benefit	104	(2,345)	(599)
Deferred:
State	—	—	—
Foreign	4,319	3,426	2,514
Total deferred benefit	4,319	3,426	2,514
Total benefit for income taxes	$4,423	$1,081	$1,915

Reconciliation of income taxes at the statutory rate to the benefit from income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	2.8	1.7	0.9
Foreign tax benefit (expense)	4.7	(0.9)	(0.1)
Change in valuation allowance	(15.5)	(11.4)	(6.0)
Federal research and development credit	0.7	1.1	0.7
Unrecognized tax benefit	(0.1)	(0.1)	(0.1)
Non-deductible interest/premium	(1.0)	(1.1)	(7.9)
Global Intangible Low-Tax Income (GILTI)	—	(3.9)	(5.6)
Net operating loss expiration	(2.9)	(3.3)	—
Executive stock-based compensation	(1.3)	—	—
Other, net	(1.5)	(1.1)	—
Effective tax rate	6.9%	2.0%	2.9%

At December 31, 2017, we changed our permanent reinvestment assertion and will not permanently reinvest our foreign earnings outside the United States. The cash generated from some of our foreign subsidiaries may be used domestically to fund operations. Any domestic, foreign withholding tax and state taxes that may be due upon future repatriation of earnings is not expected to be significant.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$115,739	$104,785
Reserves and accruals	3,473	5,242
Depreciation and amortization	1,931	2,819
Tax credit carryforwards	20,480	18,268
Stock-based compensation	2,871	3,168
Right-of-use lease liability	9,322	9,451
Total gross deferred tax assets	153,816	143,733
Valuation allowance on deferred tax assets	(141,087)	(131,232)
Total deferred tax assets, net of valuation allowance	12,729	12,501
Deferred tax liabilities:
Fixed assets and intangibles	(8,416)	(12,272)
Right-of-use asset	(8,459)	(8,694)
Total deferred tax liabilities	(16,875)	(20,966)
Net deferred tax liability	$(4,146)	$(8,465)

Deferred tax liability per balance sheet	$(4,329)	$(8,697)
less deferred tax assets included in other long-term assets	183	232
Net deferred tax liability	$(4,146)	$(8,465)
We evaluate a number of factors to determine the realizability of our deferred tax assets. Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Assessing the realizability of deferred tax assets is dependent upon several factors including historical financial results. The net deferred tax assets have been partially offset by a valuation allowance because we have incurred losses in the U.S. since our inception. The valuation allowance increased by $9.9 million during 2021 and $1.1 million during 2020. The changes in valuation allowance during 2021 and 2020 are mainly due to taxable losses and an increase in tax attributes.
The valuation allowances of $141.1 million and $131.2 million as of December 31, 2021 and 2020, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. We believe it is more likely than not that U.S. federal and state deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against U.S. federal and state deferred tax assets.
A reconciliation of the beginning and ending amount of the valuation allowance for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

Valuation Allowance
December 31, 2018	$126,108
Charges to earnings	—
Charges to other accounts	3,976
December 31, 2019	130,084
Charges to earnings	—
Charges to other accounts	1,142
December 31, 2020	$131,226
Charges to earnings	—
Charges to other accounts	9,861
December 31, 2021	$141,087
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes of $508.2 million, of which $1.7 million expire in 2022, and U.S. federal research and development tax credits of $10.0 million, of which $0.4 million expire in 2022 and the rest through 2041. As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $196.6 million, of which $0.4 million expire in 2022 and the rest through 2041, and California research and development tax credits of $13.3 million, which do not expire. As of December 31, 2021, we had foreign net loss carryforwards of $3.4 million which can mostly be carried forward indefinitely.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In 2021, we continued the Section 382 analysis as historically performed through December 31, 2021 and, based on the information that was available to us, we do not believe that an ownership change occurred during the current year.

The aggregate changes in the balance of our gross unrecognized tax benefits during 2021, 2020, and 2019 were as follows (in thousands):

December 31, 2018	$7,344
Increases in balances related to tax positions during a prior period	155
Increases in balances related to tax positions taken during current period	354
Decreases in balances related to tax positions taken during prior period	(20)
December 31, 2019	7,833
Increases in balances related to tax positions during a prior period	756
Increases in balances related to tax positions taken during current period	441
Decreases in balances related to tax positions taken during prior period	(144)
December 31, 2020	$8,886
Increases in balances related to tax positions during a prior period	25
Increases in balances related to tax positions taken during current period	325
Decreases in balances related to tax positions taken during prior period	(721)
December 31, 2021	$8,515
Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision and are immaterial as of December 31, 2021 and 2020. The uncertain taxes payable are recorded as a long-term liability on the balance sheet. During 2021, we decreased our balances related to tax positions in the prior period to reflect a payment of $0.7 million related to our uncertain tax position in Singapore. We received a final determination from the tax authorities in October 2021 and paid the amounts accrued.
As of December 31, 2021, there were $0.2 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. We do not anticipate that our existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
In accordance with U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes related to GILTI as a current period expense when incurred, or (2) factoring such amounts into the measurement of deferred taxes. The Company has treated GILTI related taxes as a current period expense when incurred in the consolidated financial statements.
We file income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2012 are open to examination in various foreign countries.
15. Employee Benefit Plans
We sponsor a 401(k) savings plan for our employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2015, we implemented a match formula of 100% up to $2,000 annually, following a 4-year vesting schedule. In 2019, the match was increased to up to $3,000 annually. Employer matching contributions to the 401(k) plan were $0.6 million for the years ended December 31, 2021, 2020, and 2019.
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

A summary table of our revenue by geographic areas of our customers and by product and services for the years ended December 31, 2021, 2020 and 2019 is included in Note 6 to the consolidated financial statements.
Revenue from customers in the United States represented $60.2 million, or 46%, of total revenues for the year ended December 31, 2021. Revenue from domestic customers represented $72.0 million, or 52%, of total revenues for the year ended December 31, 2020 and $43.4 million, or 37%, for the year ended December 31, 2019.
Revenue from customers in China were less than 10% of total revenues for the year ended December 31, 2021 and 2020. Revenue from customers in China represented $15.4 million, or 13%, of total revenues for the year ended December 31, 2019. With the exception of China, no other foreign country or jurisdiction had revenue in excess of 10% of our total revenue during the years 2021, 2020 and 2019.
No individual customer represented more than 10% of our total revenues for the fiscal years ended December 31, 2021, 2020, and 2019. Revenues from our five largest customers were 23% for the both the years ended December 31, 2021 and 2020, and 17% for 2019.
We had long-lived assets consisting of property and equipment, net of accumulated depreciation, and operating lease ROU assets, net of accumulated amortization, in the following geographic areas for each year presented (in thousands):

	December 31,
	2021	2020
United States	$34,497	$35,188
Singapore	23,732	12,195
Canada	5,597	6,456
Asia-Pacific	804	1,048
EMEA	523	758
Total	$65,153	$55,645

The increase in long-lived assets in Singapore is attributable to capital expenditures funded by the NIH Contract (see Note 4).
17. Commitments and Contingencies
Commitments
In the normal course of business, we enter into various contractual and legally binding purchase commitments. As of December 31, 2021, these commitments were approximately $22.0 million.
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

Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Executive Officer and Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021 and, on February 14, 2022, the Court granted defendants’ motion and dismissed the second amended complaint with prejudice. The plaintiff has 30 days following the Court’s entry of judgment to file an appeal. We believe the claims alleged in the complaint lack merit and, should an appeal be filed, we intend to defend this action vigorously.
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
18. Subsequent Event
On January 23, 2022, we entered into (i) a Loan Agreement (the Casdin Loan Agreement) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and (ii) a Loan Agreement (the Viking Loan Agreement, and together with the Casdin Loan Agreement, the Bridge Loan Agreements) with Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers and each, a Purchaser). Each Bridge Loan Agreement provides for a $12.5 million term loan to us (each, a Bridge Loan and collectively, the Bridge Loans). Subject to approval by our stockholders, upon the issuance of the shares of Series B Preferred Stock (as defined below) pursuant to the Purchase Agreements (as defined below), the Bridge Loans will be automatically converted into shares of Series B-1 Preferred Stock (as defined below) or Series B-2 Preferred Stock (as defined below), as applicable, in accordance with the terms of the Bridge Loan Agreements. The Bridge Loans were fully drawn on January 24, 2022. The proceeds of the Bridge Loans may be used for working capital and general corporate purposes.
Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of the Purchasers pursuant to which, among other things, at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of our stockholders, we will issue and sell an aggregate of $225 million of convertible preferred stock, consisting of: (i) 112,500 shares of our Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000.00 per share to Casdin, and (ii) 112,500 shares of our Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000.00 per share to Viking (clauses (i) and (ii), the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance). The Series B Preferred Stock to be purchased by Casdin and Viking pursuant to the Purchase Agreements is in addition to any Series B Preferred Stock to be issued upon conversion of outstanding amounts under the Bridge Loan Agreements. The proceeds of the Preferred Equity Transactions will be used by us for expenses related to the Preferred Equity Transactions, as well as working capital, general corporate purposes and merger and acquisition opportunities that we may identify from time to time.
In connection with the Private Placement Issuance, we will change our name to “Standard BioTools Inc.” and Dr. Michael Egholm will be appointed as the Company’s President and Chief Executive Officer and as a member of our Board of Directors (the Board), each occurring upon the closing of the transactions contemplated by the Purchase Agreements (Closing). Dr. Egholm will succeed Chris Linthwaite, who will continue as our Chief Executive Officer until the earlier of the Closing or May 15, 2022.

The Closing is subject to customary closing conditions for a transaction of this nature, including approval by our stockholders of the issuance of the Series B Preferred Stock in connection with the Private Placement Issuance. Each Private Placement Issuance is also conditioned on the substantially contemporaneous consummation of the other Private Placement Issuance.
Our Board has called a special meeting to be held on March 25, 2022 (the Special Meeting) to ask our stockholders to consider, vote upon and approve (i) a proposal to amend our Eighth Amended and Restated Certificate of Incorporation (the Charter) to, among other things, increase the number of shares of common stock, par value $0.001 per share, (the Common Stock) that we are authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) shares and to change our name to Standard BioTools Inc. (together, the Charter Amendment Proposal); and (ii) to approve the issuance of (A) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock pursuant to the Purchase Agreements, (B) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock issuable pursuant to the terms of the Bridge Loan Agreements and (C) the Common Stock issuable upon the conversion of the Series B Preferred Stock (clauses (A) through (C), the Private Placement Issuance Proposal). The Private Placement Issuance Proposal is conditioned on the approval of the Charter Amendment Proposal. The Charter Amendment Proposal is conditioned on the approval of the Private Placement Issuance Proposal. If both proposals do not receive the requisite vote for approval, neither the Charter Amendment Proposal nor the Private Placement Issuance Proposal will take effect. The parties have agreed that they will not be obligated to close the Private Placement Issuance if the Charter Amendment Proposal has not been approved at the Special Meeting.
If the Charter Amendment Proposal and the Private Placement Issuance Proposal are not approved by our stockholders at the Special Meeting or the Purchase Agreements are otherwise terminated, then the Bridge Loans will become convertible, at each lender’s option, into Common Stock at an initial conversion rate of 352.1126 shares of Common Stock per $1,000 of conversion amount, subject to the cap set forth in the Bridge Loan Agreements. The conversion rate is subject to customary adjustments as set forth in the Bridge Loan Agreements. The Bridge Loans bear interest (i) from and including the effective date of the Bridge Loan Agreements to but excluding March 1, 2022, at 10%, (ii) from and including March 1, 2022 to but excluding June 1, 2022, at 12%, (iii) from and including June 1, 2022 to but excluding September 1, 2022, at 14%, and (iv) from and including September 1, 2022 and thereafter, at 16%. Interest accrues daily and is payable in kind by adding the accrued interest to the outstanding principal amount on the last date of each month. The Bridge Loans mature on the 91st calendar day after the latest maturity date of the loans borrowed under our Loan and Security Agreement, dated as of August 2, 2018, with Silicon Valley Bank, and the principal, together with accrued and unpaid interest, is due on the maturity date.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2021
Accounts receivable allowance	$356	$—	$—	$356
Year ended December 31, 2020
Accounts receivable allowance	$6	$356	$(6)	$356
Year ended December 31, 2019
Accounts receivable allowance	$126	$179	$(299)	$6

	In thousands
	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2021
Warranty allowance	$1,663	$418	$(911)	$1,170
Year ended December 31, 2020
Warranty allowance	$1,390	$1,028	$(755)	$1,663
Year ended December 31, 2019
Warranty allowance	$863	$1,386	$(859)	$1,390

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger dated January 28, 2014 by and among Fluidigm Corporation, DVS Sciences, Inc., Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	2.1	1/29/2014
3.1	Eighth Amended and Restated Certificate of Incorporation of Fluidigm Corporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Fluidigm Corporation effective as of April 24, 2021.	8-K	3.1	4/29/2021
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.4	Certificate of Elimination of Series A Participating Preferred Stock of Fluidigm Corporation.	8-K	3.1	8/2/2017
4.1	Specimen Common Stock Certificate of Fluidigm Corporation.	S-8	4.1	8/3/2017
4.2	Description of Securities.	10-K	4.2	2/25/2021
4.3	Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	2/4/2014
4.4	First Supplemental Indenture, dated February 4, 2014, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.2	2/4/2014
4.5	Form of Global Note (included in Exhibit 4.4).	8-K	4.3	2/4/2014
4.6	Indenture, dated November 22, 2019, by and between Fluidigm Corporation and U.S. Bank National Association.	8-K	4.1	11/22/2019
4.7	Form of 5.25% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	4.2	11/22/2019
10.1	Form of Indemnification Agreement between Fluidigm Corporation and its directors and officers.	S-1/A	10.1	1/28/2011
10.2	Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated March 20, 2019.	10-Q	10.1	5/7/2019
10.2A	First Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated April 26, 2019.	10-Q	10.2	5/7/2019
10.2B	Second Amendment to Lease between AP3-SF3 CT North, LLC and Fluidigm Corporation, dated February 25, 2020.	10-K	10.2B	2/25/2021
10.3†	Office Lease by and among Rodick Equities Inc., Fluidigm Canada Inc., and Fluidigm Corporation, dated August 17, 2015.	10-Q	10.1	11/9/2015
10.4	Tenancy for Flatted Factory Space in Singapore between JTC Corporation and Fluidigm Corporation dated July 27, 2005, as amended August 12, 2008 and May 31, 2010.	S-1	10.20	12/3/2010
10.5	Offer of Tenancy for Facility Lease between Fluidigm Singapore Pte. Ltd. and SBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust dated October 14, 2013.	10-K	10.21	3/12/2014
10.5A	Offer of Tenancy for Lease of Additional Space at Singapore Facility between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited, as trustee of Ascendas Real Estate Investment Trust, dated April 2, 2015.	10-Q	10.1	8/10/2015

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.5B	Lease Agreement dated November 19, 2020 between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	10.2	8/6/2021
10.5C	Lease Agreement dated June 8, 2021 between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	10.3	8/6/2021
10.5D	Lease Agreement dated December 13, 2021 between Fluidigm Singapore Pte. Ltd. and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	Filed herewith
10.6	Reserved.
10.7#	2009 Equity Incentive Plan of Fluidigm Corporation, as amended.	S-1	10.3	12/3/2010
10.7A#	Forms of agreements under the 2009 Equity Incentive Plan.	S-1	10.3A	12/3/2010
10.8#	Fluidigm Corporation 2011 Equity Incentive Plan, as amended effective May 25, 2021.	8-K	10.1	5/25/2021
10.8A#	Forms of agreements under the 2011 Equity Incentive Plan.	S-1/A	10.4A	1/28/2011
10.8B#	Amendments to the Fluidigm Corporation 2011 Equity Incentive Plan and 2009 Equity Incentive Plan and the DVS Sciences, Inc. 2010 Equity Incentive Plan.	8-K	10.2	8/2/2017
10.8C#	Forms of U.S. agreements under the 2011 Equity Incentive Plan.	SC TO-I	(d)(2)	8/23/2017
10.8D	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	(d)(3)	8/23/2017
10.8E	Rules of the Fluidigm Corporation 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	(d)(4)	8/23/2017
10.8F	UK Sub-plan to the Fluidigm Corporation 2011 Equity Incentive Plan.	SC TO-I	(d)(5)	8/23/2017
10.8G#	Form of Restricted Stock Unit Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(6)	8/23/2017
10.8H#	Form of Stock Option Agreement-Non-U.S. under the 2011 Equity Incentive Plan.	SC TO-I	(d)(7)	8/23/2017
10.9#	Fluidigm Corporation 2017 Inducement Award Plan and related form agreements.	8-K	10.1	1/11/2017
10.10#	Fluidigm Corporation 2017 Employee Stock Purchase Plan, as amended and restated effective June 23, 2020.	8-K	10.1	6/24/2020
10.11#	Executive Bonus Plan.	10-K	10.25	3/28/2011
10.12†	Second Amended and Restated License Agreement between California Institute of Technology and the registrant, effective as of May 1, 2004.	10-Q	10.2	11/9/2020
10.12A†	First Addendum, effective as of March 29, 2007, to Second Amended and Restated License Agreement between California Institute of Technology and the registrant effective as of May 1, 2004.	10-Q	10.2A	11/9/2020
10.13†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.3	11/9/2020

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.13A†	First Amendment to Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.3A	11/9/2020
10.14†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.4	11/9/2020
10.15†	Co-Exclusive License Agreement between President and Fellows of Harvard College and the registrant effective as of October 15, 2000.	10-Q	10.5	11/9/2020
10.16†	Letter Agreement between President and Fellows of Harvard College and the registrant dated December 22, 2004.	10-Q	10.6	11/9/2020
10.17†	License Agreement between MDS Analytical Technologies, a business unit of MDS INC., and DVS Sciences Inc., dated July 17, 2008.	10-Q/A	10.3	9/15/2014
10.18†	Sublicense Agreement between DVS Sciences Inc. and Fluidigm Corporation, dated January 28, 2014.	10-Q/A	10.4	9/15/2014
10.19	Loan and Security Agreement, dated as of August 2, 2018 by and between Fluidigm Corporation and Silicon Valley Bank.	8-K	10.1	8/2/2018
10.19A	Default Waiver and First Amendment to Loan and Security Agreement, dated September 1, 2018, between the Company and Silicon Valley Bank.	10-K	10.13A	2/27/2020
10.19B	Second Amendment to Loan and Security Agreement, dated November 20, 2019, between the Company and Silicon Valley Bank.	8-K	10.2	11/22/2019
10.19C	Third Amendment to Loan and Security Agreement, dated April 21, 2020, between the Company and Silicon Valley Bank.	8-K	10.1	4/22/2020
10.19D	Fourth Amendment to Loan and Security Agreement, dated August 2, 2021, between the Company and Silicon Valley Bank.	8-K	10.1	8/5/2021
10.19E	Fifth Amendment to Loan and Security Agreement, dated December 27, 2021, between the Company and Silicon Valley Bank.	Filed herewith
10.19F	Default Waiver and Consent to Loan and Security Agreement, dated March 4, 2022, between the Company and Silicon Valley Bank.	Filed herewith
10.20	Purchase Agreement, dated November 20, 2019, between Fluidigm Corporation and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I thereto.	8-K	10.1	11/22/2019
10.21	Open Market Sale Agreement, dated as of March 4, 2020, between Fluidigm Corporation and Jefferies LLC.	8-K	1.1	3/5/2020
10.22†	Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 28, 2020.	10-Q	10.1	11/9/2020
10.22A†	Amendment dated May 10, 2021 to Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 29, 2020 and February 18, 2021.	10-Q	10.1	8/6/2021

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.22B†	Amendment dated September 29, 2021 to Contract by and between the National Institutes of Health and the registrant effective as of July 30, 2020, as amended September 29, 2020 and February 18, 2021, and May 10, 2021.	10-Q	10.1	11/9/2021
10.23#	Form of Amended and Restated Employment and Severance Agreement between Fluidigm Corporation and each of its executive officers.	8-K	10.14	12/11/2012
10.24#	Fluidigm Corporation 2020 Change of Control and Severance Plan.	10-Q	10.5	8/7/2020
10.25#	Endorsement Split-Dollar Life Insurance Agreement.	10-Q	10.5	11/7/2017
10.26#	Offer Letter to Stephen Christopher Linthwaite, dated July 14, 2016.	10-Q	10.1	5/8/2018
10.27#	Employment and Severance Agreement, effective as of August 1, 2016, by and between Fluidigm Corporation and Stephen Christopher Linthwaite.	10-Q	10.2	11/9/2016
10.28#	Offer Letter to Vikram Jog dated January 29, 2008.	S-1	10.17	12/3/2010
10.29#	Offer Letter to Bradley A. Kreger dated February 13, 2018.	10-K	10.18	3/18/2019
10.30#	Offer Letter to Colin McCracken dated April 12, 2019.	10-K	10.30	2/25/2021
10.31#	Offer Letter to Nick Khadder dated April 6, 2020.	10-K	10.31	2/25/2021
10.32#	Repatriation Agreement with Colin McCracken dated June 16, 2021.	10-Q	10.4	8/6/2021
10.33#	Terms and Conditions of Employment for Colin McCracken, effective June 26, 2021.	10-Q	10.5	8/6/2021
10.34	Reserved.
10.35	Series B-1 Loan Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Casdin Partners Master Fund, L.P., and Casdin Private Growth Equity Fund II, L.P.	8-K/A	10.1	2/11/2022
10.35A	Series B-2 Loan Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	10.2	1/24/2022
10.36
Series B-1 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Casdin Private Growth Equity Fund II, L.P., and Casdin Partners Master Fund, L.P.
		DEF 14A	Anx. B	2/24/2022
10.36A
Series B-2 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.
		DEF 14A	Anx. C	2/24/2022
10.37	Registration Rights Agreement, dated as of January 23, 2022, by and between Fluidigm Corporation, Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	10.5	1/24/2022
10.38#	Stephen Christopher Linthwaite Transition Agreement and Release.	8-K	10.6	1/24/2022
10.39#	Michael Egholm Offer Letter.	8-K	10.7	1/24/2022

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.40#	Indemnification Agreement, dated January 23, 2022, by and between Fluidigm Corporation and Michael Egholm.	8-K	10.8	1/24/2022
10.41#	Hanjoon Alex Kim Offer Letter.	8-K	10.9	1/24/2022
10.42#	Form of Retention Letter.	8-K	10.10	1/24/2022
21.1	Subsidiaries of Fluidigm Corporation.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
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

FLUIDIGM CORPORATION

Dated: March 7, 2022	By:	/s/ Stephen Christopher Linthwaite
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

Signature	Title	Date

/s/ Stephen Christopher Linthwaite	President and Chief Executive Officer (Principal Executive Officer); Director	March 7, 2022
Stephen Christopher Linthwaite
/s/ Vikram Jog	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2022
Vikram Jog
/s/ Carlos V. Paya	Chairman of the Board of Directors	March 7, 2022
Carlos V. Paya
/s/ Nicolas M. Barthelemy	Director	March 7, 2022
Nicolas M. Barthelemy
/s/ Gerhard F. Burbach	Director	March 7, 2022
Gerhard F. Burbach
/s/ Laura M. Clague	Director	March 7, 2022
Laura M. Clague
/s/ Bill W. Colston	Director	March 7, 2022
Bill W. Colston
/s/ Ana K. Stankovic	Director	March 7, 2022
Ana K. Stankovic