Form 10-Q
period 2022-03-31
STANDARD BIOTOOLS INC.
filed 2022-05-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
_____________________________________________
Commission file number: 001-34180
STANDARD BIOTOOLS INC.
(Exact name of registrant as specified in its charter)

Delaware			77-0513190
State or other jurisdiction of incorporation or organization			I.R.S. Employer Identification No.

2 Tower Place, Ste 2000	South San Francisco,	CA	94080
Address of principal executive offices			Zip Code
Registrant’s telephone number, including area code: (650) 266-6000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAB	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, there were 77,252,135 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$29,983	$28,451
Accounts receivable (net of allowances of $356 at each of March 31, 2022 and December 31, 2021)	15,422	18,320
Inventories, net	23,245	20,825
Prepaid expenses and other current assets	4,547	4,470
Total current assets	73,197	72,066
Property and equipment, net	27,699	28,034
Operating lease right-of-use asset, net	36,389	37,119
Other non-current assets	3,445	3,689
Developed technology, net	24,875	27,927
Goodwill	106,333	106,379
Total assets	$271,938	$275,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,517	$10,602
Accrued compensation and related benefits	7,964	4,920
Operating lease liabilities, current	3,209	3,053
Deferred revenue, current	12,291	11,947
Deferred grant income, current	3,603	3,535
Other accrued liabilities	7,589	8,673
Advances under revolving credit agreement, current	—	6,838
Total current liabilities	47,173	49,568
Bridge loans	35,655	—
Convertible notes, net	54,271	54,160
Term loan, net	10,106	10,049
Deferred tax liability	3,544	4,329
Operating lease liabilities, non-current	36,760	37,548
Deferred revenue, non-current	5,793	5,966
Deferred grant income, non-current	17,237	18,116
Obligation for Series B Preferred Stock	37,792	—
Other non-current liabilities	1,494	882
Total liabilities	249,825	180,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at either March 31, 2022 or December 31, 2021	—	—
Common stock: $0.001 par value, 200,000 shares authorized at March 31, 2022 and December 31, 2021; 77,199 and 76,919 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	77	77
Additional paid-in capital	835,379	831,424
Accumulated other comprehensive loss	(1,057)	(907)
Accumulated deficit	(812,286)	(735,998)
Total stockholders’ equity	22,113	94,596
Total liabilities and stockholders’ equity	$271,938	$275,214
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Product revenue	$20,004	$24,728
Service revenue	6,144	6,286
Development revenue	88	1,480
Other revenue	268	300
Total revenue	26,504	32,794
Costs and expenses
Cost of product revenue	12,339	11,663
Cost of service revenue	1,928	2,090
Research and development	8,865	10,753
Selling, general and administrative	30,875	27,608
Total costs and expenses	54,007	52,114
Loss from operations	(27,503)	(19,320)
Interest expense	(1,030)	(887)
Loss on forward sale of Series B Preferred Stock	(37,792)	—
Unrealized loss on bridge loans	(10,655)	—
Other income (expense), net	118	(285)
Loss before income taxes	(76,862)	(20,492)
Income tax benefit	574	1,671
Net loss	$(76,288)	$(18,821)
Net loss per share, basic and diluted	$(0.99)	$(0.25)
Shares used in computing net loss per share, basic and diluted	77,031	74,707
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(76,288)	$(18,821)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(150)	(443)
Comprehensive loss	$(76,438)	$(19,264)

See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	280	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	4,042	—	—	4,042
Net loss	—	—	—	—	(76,288)	(76,288)
Other comprehensive loss, net of tax	—	—	—	(150)	—	(150)
Balance as of March 31, 2022	77,199	$77	$835,379	$(1,057)	$(812,286)	$22,113

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(525)	—	—	(525)
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net loss	—	—	—	—	(18,821)	(18,821)
Other comprehensive loss, net of tax	—	—	—	(443)	—	(443)
Balance as of March 31, 2021	74,963	$75	$818,776	$(331)	$(695,582)	$122,938

See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(76,288)	$(18,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	37,792	—
Unrealized loss on bridge loans	10,655	—
Stock-based compensation expense	4,042	3,677
Amortization of developed technology	2,968	2,983
Depreciation and amortization	1,003	934
Provision for excess and obsolete inventory	851	315
Amortization of debt discounts, premiums and issuance costs	211	132
Other non-cash items	104	163
Changes in assets and liabilities:
Accounts receivable, net	2,917	9,843
Inventories, net	(3,558)	(2,896)
Prepaid expenses and other assets	(38)	(2,763)
Accounts payable	1,905	3,363
Accrued compensation and related benefits	3,037	(5,020)
Deferred revenue	155	156
Other liabilities	(1,346)	(4,967)
Net cash used in operating activities	(15,590)	(12,901)
Investing activities
Proceeds from NIH Contract	—	2,000
Purchases of property and equipment	(868)	(6,923)
Net cash used in investing activities	(868)	(4,923)
Financing activities
Proceeds from bridge loans	25,000	—
Repayment of advances under credit agreement	(6,838)	—
Repayment of long-term debt	—	(501)
Payments for taxes related to net share settlement of equity awards and other	(87)	(525)
Net cash provided by (used in) financing activities	18,075	(1,026)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(85)	74
Net increase (decrease) in cash, cash equivalents and restricted cash	1,532	(18,776)
Cash, cash equivalents and restricted cash at beginning of period	29,467	69,536
Cash, cash equivalents and restricted cash at end of period	$30,999	$50,760

Supplemental disclosures of cash flow information
Cash paid for interest	$102	$44
Cash paid for income taxes, net of refunds	$488	$1,200
Non-cash right-of-use assets and lease liabilities	$(133)	$—
Asset retirement obligations	$722	$324
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
1. Description of Business
Standard BioTools Inc. (Standard BioTools, the Company, we, our or us), previously known as Fluidigm Corporation, is driven by a bold vision – unleashing tools to accelerate breakthroughs in human health. Standard BioTools has an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, we provide reliable and repeatable insights in health and disease using our proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. Standard BioTools works with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.
The Company was formerly known as Fluidigm Corporation and changed its name to Standard BioTools Inc. in April 2022, in connection with the completion of the private placement issuance discussed in Note 3. The Company was founded in 1999 and is headquartered in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of March 31, 2022, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
In the audited financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the SEC on March 8, 2022, we disclosed that we had performed an assessment to determine whether there were conditions or events, considered in the aggregate, that raised substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. We believed that our then-current level of cash and cash equivalents, together with committed financing facilities, were not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements are issued. Since then, we have closed the $225 million Series B Preferred Equity Financing, as defined in Note 3, that was previously disclosed in Note 18 to our audited financial statements for the year ended December 31, 2021 as contingent on stockholder approval. The completion of this financing has eliminated the doubt about the Company’s ability to continue as a going concern. See Note 3 and Note 17 for further discussion.
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
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the SEC on March 8, 2022.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 and the war in Ukraine. Accounting matters that rely on forecasted financial information included, but were not limited to, our inventory, and related reserves, and the carrying value of goodwill and other long-lived assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements. We also use significant judgment in determining the fair value of financial instruments, including the Bridge Loans, forward contracts on Series B Preferred Stock and other debt and equity instruments.
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
Private Placement Issuance
See Note 3 for a detailed discussion of the transactions, including the accounting treatment, and additional information.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) generally consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the condensed consolidated statements of comprehensive loss.
The component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022 is as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2021	$(907)	$—	$(907)
Other comprehensive income (loss)	(150)	—	(150)
Ending balance at March 31, 2022	$(1,057)	$—	$(1,057)
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options, restricted stock units and performance awards	7,988	6,974
Bridge Loans	8,979	—
Series B Convertible Preferred Stock Purchase Agreements	66,176	—
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	1,775	1,538
2014 Convertible Notes	10	10
Total	103,894	27,488

Potentially dilutive securities in the above table include the impact of the Bridge Loans and the Series B Convertible Preferred Stock Purchase Agreements, defined in Note 3. See Note 3 for further discussion.
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s 2014 and 2019 Convertible Notes.

In November 2021, the FASB issued ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendment is effective for annual periods beginning after December 15, 2021. The amendment establishes financial disclosure requirements for business entities that receive government assistance that the entities account for by analogizing to a grant or contribution model because there is no specific authoritative guidance under U.S. GAAP that applies to the transaction. Entities that receive this type of assistance should include the following information in their annual report: (1) the nature of the transaction, (2) the significant terms and conditions, (3) the accounting treatment, (4) the line items on the balance sheet and income statement that are affected along with (5) the respective amounts that have been recorded. The Company adopted ASU 2021-10 effective January 1, 2022. The adoption of ASU 2021-10 did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements
None.
3. Private Placement Issuance
Overview of Transactions
On January 23, 2022, we entered into (i) a Loan Agreement (the Casdin Bridge Loan Agreement) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and (ii) a Loan Agreement (the Viking Bridge Loan Agreement, and together with the Casdin Bridge Loan Agreement, the Bridge Loan Agreements) with Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers and each, a Purchaser). Each Bridge Loan Agreement provided for a $12.5 million term loan (the Bridge Loans) to the Company. The Bridge Loans were fully drawn on January 24, 2022. The Bridge Loans automatically converted into Series B Preferred Stock, defined below, upon the completion of the Preferred Equity Financing, defined below.
Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of Casdin and Viking pursuant to which at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of our stockholders, we issued and sold an aggregate of $225 million of convertible preferred stock on April 4, 2022, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share to Casdin; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000 per share to Viking (the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance).
The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Series B-1 Certificate of Designations and Series B-2 Certificate of Designations (collectively, the Series B Certificates of Designations), each as defined in the respective Purchase Agreements. The Series B Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock are entitled to participate in all dividends declared on our common stock on an as-converted basis, on the terms and subject to the conditions set forth in the Series B Certificates of Designations.
Our board of directors (the Board) called a meeting (Special Meeting) to ask our stockholders to consider, vote upon and approve (i) a proposal to amend the Company’s Eighth Amended and Restated Certificate of Incorporation (the Charter) to, among other things, increase the number of shares of common stock, par value $0.001 per share, that we are authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) shares and to change the Company’s name to Standard BioTools Inc. (the Charter Amendment Proposal); (ii) a proposal to approve, in accordance with Nasdaq Listing Rule 5635, the issuance of (A) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock pursuant to the Purchase Agreements, (B) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock issuable pursuant to the terms of the Bridge Loan Agreements and (C) the common stock issuable upon the conversion of the Series B Preferred Stock (the Private Placement Issuance Proposal); and (iii) a proposal to adjourn the Special Meeting if the Special Meeting were convened and a quorum were present, but there were not sufficient votes to approve the Charter Amendment Proposal and the Private Placement Issuance Proposal (the Adjournment Proposal, and, together with the Private Placement Issuance Proposal and the Charter Amendment Proposal, the Stockholder Proposals). Each of the Private Placement Issuance Proposal and Charter Amendment Proposal were conditioned on the approval of the other proposal, and neither proposal would take effect unless both were approved by our stockholders. Our stockholders approved the Charter Amendment Proposal and Private Placement Issuance Proposal on April 1, 2022. The Private Placement Issuance closed on April 4, 2022. The proceeds of the Private Placement Issuance have been and will be used to fund expenses related to the Private Placement Issuance, as well as working capital, general corporate purposes and potential future merger and acquisition opportunities that we may identify from time to time.
Bridge Loans
Prior to their conversion, the Bridge Loans bore interest (i) from and including the effective date of the Bridge Loan Agreements to but excluding March 1, 2022, at 10%, (ii) from and including March 1, 2022 to but excluding June 1, 2022, at 12%, (iii) from and including June 1, 2022 to but excluding September 1, 2022, at 14%, and (iv) from and including September 1, 2022 and thereafter, at 16%. Interest accrued daily and was payable in kind by adding the accrued interest to the outstanding principal amount. Unless earlier converted, the outstanding principal amount of the Bridge Loans (inclusive of principal and accrued and unpaid interest) was due and payable in cash on the maturity date.
The Bridge Loans automatically converted into Series B Preferred Stock upon the issuance of the shares of Series B Preferred Stock pursuant to the Purchase Agreements, in accordance with the terms of the Bridge Loan Agreements. The Bridge Loans converted into a number of shares of Series B Preferred Stock equal to (i) the then outstanding principal amount of the applicable Bridge Loan (including any interest added to the original principal amount thereof) plus accrued and unpaid interest (together, the Conversion Amount) on the Bridge Loans divided by $1,000 multiplied by (ii) the Conversion Price (as defined in the Series B Certificates of Designations) divided by $2.84.
If the Series B Preferred Stock had not been approved for issuance by our stockholders, or the Purchase Agreements were terminated, then the Bridge Loans would have become convertible, at each lender’s option, into common stock, par value $0.001 per share, of the Company at an initial conversion rate of 352.1126 shares of common stock per $1,000 of the Conversion Amount, subject to the cap set forth in the Bridge Loan Agreements. Unless earlier converted, the Bridge Loans, inclusive of principal and accrued and unpaid interest, would have become due and payable in cash on the maturity date. The maturity date of the Bridge Loans was 91 days after the maturity date of the Term Loan Facility as defined in Note 9. The latest possible maturity date of the Bridge Loans was September 30, 2025. The conversion rate was subject to customary adjustments as set forth in the Bridge Loan Agreements.

The carrying value of the Bridge Loans is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$25,000	$—
Accrued and unpaid interest	499	—
Conversion amount	25,499	—
Unrealized loss on Bridge Loans	10,156	—
Fair value of Bridge Loans	$35,655	$—

Applying the guidance in ASC 825, we elected to record the Bridge Loans at their fair value. The change in fair value of the Bridge Loans from $25.0 million at inception to $35.7 million as of March 31, 2022, including the portion attributable to accrued interest, is reflected as a non-operating unrealized loss on the Bridge Loans in the accompanying consolidated statement of operations. In addition, as required under the fair value option, issuance costs associated with the debt of $0.2 million were recognized in selling, general and administrative expenses in the first quarter of 2022.
The unrealized loss on the Bridge Loans was largely driven by an increase in the price of our common stock from $2.84 per share at inception to $3.59 per share as of March 31, 2022, and, to a lesser extent, to the change in value of the various conversion options under the Approval Scenario, discussed below. We employed a probability‐weighted expected return method in our valuation analysis of the Bridge Loans. Specifically, our analysis contemplated two scenarios: 1) our stockholders approve the transaction (Approval Scenario) and 2) our stockholders do not approve the transaction (Disapproval Scenario). To estimate the fair value of the Bridge Loans pursuant to the Approval Scenario, we employed a Monte Carlo Simulation (MCS) analysis based on the underlying Series B Preferred Stock into which the Bridge Loans were convertible. Given the convertibility of the Series B Preferred Stock into cash or our common stock, our MCS analysis simulated the value of the Series B Preferred Stock using a random‐walk process that incorporated the various provisions of the Series B Preferred Stock discussed below.
Series B Convertible Preferred Stock Purchase Agreements
The Purchase Agreements for the issuance of 225,000 shares of Series B Preferred Stock for $225 million at a future date, have been accounted for as forward sales contracts at fair value in accordance with ASC 480 because the Series B Preferred Stock includes certain contingent redemption features which create an obligation for the Company to repurchase its shares. The fair values of the forward sales contracts were determined using the MCS analysis discussed above. As noted above, given the convertibility of the Series B Preferred Stock into cash or our common stock under several scenarios, the MCS analysis simulated the value of our common stock and the resulting impact on the value of Series B Preferred Stock, given the various provisions discussed below. The fair value of 225,000 shares of Series B Preferred Stock was determined to be $262.8 million as of March 31, 2022. The $37.8 million difference between the fair value of the Series B Preferred Stock of $262.8 million and the par value of $225 million represents the value of the forward sales contracts and is recorded on the condensed consolidated balance sheet in non-current liabilities, while the change in the fair value of the forward sales contracts is included in non-operating income in the condensed consolidated statement of operations for the three months ended March 31, 2022. The increase in the fair value of the Series B Preferred Stock from January 23, 2022 to March 31, 2022 reflects the increase in the price of our common stock since the inception of the contracts through March 31, 2022, and the value of the various conversion rights and key provisions discussed below.
The Series B Certificates of Designations contain several conversion rights and other key provisions described below.
Holder Voluntary Conversion Rights
The Series B Preferred Stock is convertible at the option of the holders thereof at any time into a number of shares of common stock equal to the Conversion Rate (as defined in the Series B Certificates of Designations), which is initially 294.1176 shares of common stock per share of Series B Preferred Stock, in each case subject to certain adjustments and certain limitations on conversion.
Issuer Call Provision
At any time after the fifth anniversary of the closing of the Private Placement Issuance, if the last reported sale price of the common stock is greater than 250% of the Conversion Price (as defined in the Series B Certificates of Designations) as of such time for at least 20 consecutive trading days, we may elect to convert all of the outstanding shares of Series B Preferred Stock into shares of common stock.

Issuer Redemption Provision
After the seventh anniversary of the closing of the Private Placement Issuance, subject to certain conditions, we may, at our option, redeem all of the outstanding shares of Series B Preferred Stock at a redemption price per share of Series B Preferred Stock, payable in cash, equal to the Liquidation Preference (as defined in the Series B Certificates of Designations).
Change of Control Provisions
If we undergo certain change of control transactions, each holder of outstanding shares of Series B Preferred Stock will have the option, subject to the holder’s right to convert all or a portion of the shares of Series B Preferred Stock held by such holder into common stock, to require us to purchase all or a portion of such holder’s outstanding shares of Series B Preferred Stock that have not been converted into common stock at a purchase price per share of Series B Preferred Stock, payable in cash, equal to the greater of (A) the Liquidation Preference of such share of Series B Preferred Stock, and (B) the amount of cash and/or other assets that such holder would have been entitled to receive if such holder had converted such share of Series B Preferred Stock into common stock immediately prior to the change of control transaction (Change of Control Put).
In the event of a change of control in which we are not expected to be the surviving corporation or if the common stock will no longer be listed on a U.S. national securities exchange, we will have a right to redeem, subject to the holder’s right to convert into common stock prior to such redemption, all of such holder’s shares of Series B Preferred Stock, or if a holder exercises the Change of Control Put in part, the remainder of such holder’s shares of Series B Preferred Stock, at a redemption price per share payable in cash, equal to the greater of (A) the Liquidation Preference of such share of Series B Preferred Stock, and (B) the amount of cash and/or other assets that the holder would have received if such holder had converted such share of Series B Preferred Stock into common stock immediately prior to the change of control transaction.
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred Stock has a liquidation preference equal to the greater of (i) the Liquidation Preference (as defined in the Series B Certificates of Designations, currently $3.40) and (ii) the amount per share of Series B Preferred Stock that such holder would have received had all holders of Series B Preferred Stock, immediately prior to such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, converted all shares of Series B Preferred Stock into common stock pursuant to the terms of the Series B Certificates of Designations (without regard to any limitations on conversion contained therein).
4. NIH Contract
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. We completed the required milestones in 2021 and received the total NIH Contract value of $34.0 million. Proceeds from the NIH Contract have been used primarily for capital expenditures to expand production capacity and, to a lesser extent, to offset applicable operating costs. Grant proceeds that exceed the cost of the capital expenditures and expenses that have been and are expected to be incurred are recorded in other non-operating income.

The following table summarizes the activity under the NIH Contract as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash receipts from milestones achieved	$34,016	$34,016
Cumulative amounts applied against operating costs (excluding depreciation)	(4,526)	(4,522)
Cumulative amounts applied against depreciation expense for assets placed in service	(1,510)	(703)
Cumulative amounts recognized as non-operating income	(7,140)	(7,140)
Total deferred grant income	$20,840	$21,651

Assets placed in service, gross	$20,425	$16,890
Construction-in-progress	937	3,909
Cumulative amounts applied against depreciation expense	(1,510)	(703)
Carrying value of property and equipment, net	19,852	20,096
Estimated future capital expenditures	988	1,555
Total deferred grant income	$20,840	$21,651

Deferred grant income, current	$3,603	$3,535
Deferred grant income, non-current	17,237	18,116
Total deferred grant income	$20,840	$21,651
Deferred grant income, current on the condensed consolidated balance sheet represents amounts expected to be offset against depreciation expense over the next twelve months. Deferred grant income, non-current includes amounts expected to be offset against depreciation expense in later periods.
We expect to spend $22.4 million on capital expenditures associated with the NIH Contract. We have incurred $21.4 million of capital expenditures through March 31, 2022, of which $20.4 million has been placed in service, while the remaining $0.9 million is included in construction-in-progress (See Note 8). We expect to place the remaining equipment in service by the end of the first half of 2022.
5. Development Agreement
Effective March 31, 2020, we signed an OEM Supply and Development Agreement (Development Agreement) with a customer. Under the Development Agreement, we developed products based on our microfluidics technology. The Development Agreement provided for up-front and periodic milestone payments during the development stage, which was completed in the third quarter of 2021, and on-going annual payments of $0.4 million for sustaining efforts. We recognized $0.1 million and $1.5 million of development revenue from this agreement during the three months ended March 31, 2022 and March 31, 2021, respectively.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue for the three months ended March 31, 2022 and 2021 based upon geographic area and source in thousands:

	Three Months Ended March 31,
	2022	2021
Geographic Markets:
Americas	$12,930	$18,523
EMEA	8,609	9,142
Asia-Pacific	4,965	5,129
Total revenue	$26,504	$32,794

	Three Months Ended March 31,
	2022	2021
Source:
Instruments	$7,523	$7,708
Consumables	12,481	17,020
Product revenue	20,004	24,728
Service revenue	6,144	6,286
Development revenue	88	1,480
Other revenue:
License and royalty revenue	268	—
Grant revenue	—	300
Total other revenue	268	300
Total revenue	$26,504	$32,794

Unfulfilled Performance Obligations
We reported $17.9 million of deferred revenue on our December 31, 2021 consolidated balance sheet. During the three months ended March 31, 2022, $4.1 million of the opening balance was recognized as revenue and $4.3 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At March 31, 2022, we reported $18.1 million of deferred revenue.
The following table summarizes the expected timing of revenue recognition for unfulfilled performance obligations associated with instrument service contracts that were partially completed as of March 31, 2022 (in thousands):

Fiscal Year	Expected Revenue (1)
2022 remainder of the year	$10,437
2023	7,004
2024	3,678
Thereafter	2,190
Total	$23,309
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

7. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million and $112.0 million of developed technology. In the first quarter of 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill from the InstruNor acquisition and $5.4 million (Euro 4.9 million) of developed technology. As the goodwill and developed technology from the InstruNor acquisition are recorded in the functional currency of our European operations, which is the Euro, these balances are revalued each period and the U.S. dollar value of these assets will fluctuate as foreign exchange rates change. We are amortizing InstruNor developed technology over 8 years.
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the ongoing global COVID-19 pandemic and macroeconomic developments to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of our reporting unit or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. There have been no indicators of impairment during the three months ended March 31, 2022.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,392	$(92,517)	$24,875	9.9 years
Patents and licenses	$11,259	$(10,171)	$1,088	7.0 years

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,503	$(89,576)	$27,927	9.9 years
Patents and licenses	$11,257	$(10,000)	$1,257	7.0 years
Total amortization expense for the three months ended March 31, 2022 and 2021 was $3.1 million and $3.2 million, respectively.
Based on the carrying value of intangible assets as of March 31, 2022, the amortization expense is expected to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2022 remainder of the year	$8,905	$508	$9,413
2023	11,874	572	12,446
2024	2,074	8	2,082
2025	674	—	674
2026	674	—	674
Thereafter	674	—	674
Total	$24,875	$1,088	$25,963

8. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$29,983	$28,451
Restricted cash	1,016	1,016
Total cash, cash equivalents and restricted cash	$30,999	$29,467
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.
Inventories, net
Inventories, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$12,592	$9,345
Work-in-process	994	867
Finished goods	9,659	10,613
Total inventories, net	$23,245	$20,825
Property and Equipment, net
Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment and software	$5,777	$5,759
Laboratory and manufacturing equipment	33,884	30,260
Leasehold improvements	12,460	12,095
Office furniture and fixtures	2,065	2,074
Property and equipment, gross	54,186	50,188
Less accumulated depreciation and amortization	(28,151)	(26,703)
Construction-in-progress	1,664	4,549
Property and equipment, net	$27,699	$28,034

The majority of the amounts included in construction-in-progress are related to the NIH Contract (see Note 4).
Accrued Compensation and Related Benefits
Accrued compensation and related benefits, which is included in current liabilities on the condensed consolidated balance sheet consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued incentive compensation	$1,779	$14
Accrued vacation	3,737	3,388
Accrued payroll taxes and other	1,547	1,492
Accrued severance and retention bonuses	901	26
Accrued compensation and related benefits	$7,964	$4,920

Long-term accrued severance and retention bonuses of approximately $0.6 million and $0.1 million are included in non-current other liabilities on our condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.
Warranties
Accrued warranty is included in other current liabilities on our condensed consolidated balance sheet. Activity for our warranty accrual for the three months ended March 31, 2022 and 2021 is summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,170	$1,663
Accrual (release) for current period warranties	306	(150)
Warranty costs incurred	(264)	(236)
Ending balance	$1,212	$1,277

9. Debt
Bridge Loans
See Note 3 for a discussion of the $35.7 million Bridge Loans outstanding as of March 31, 2022 as part of the Private Placement Issuance.
2014 Senior Convertible Notes (2014 Notes) and 2019 Senior Convertible Notes (2019 Notes)
The carrying values of the components of the 2014 Notes and 2019 Notes are as follows (in thousands):

	March 31, 2022	December 31, 2021
2.75% 2014 Notes due 2034
Principal amount	$578	$578
Unamortized debt discount	(8)	(8)
Unamortized debt issuance cost	(2)	(2)
Net carrying value of 2014 Notes	$568	$568

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,297)	(1,408)
Net carrying value of 2019 Notes	$53,703	$53,592
Net carrying value of all Notes	$54,271	$54,160
2014 Senior Convertible Notes (2014 Notes)
In February 2014, we closed an underwritten public offering of 2014 Notes. In 2019, the outstanding 2014 Notes were largely refinanced with the 2019 Notes, discussed below. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is approximately 3%. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.
As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. We recorded a loss of $9 thousand on the extinguishment of those notes, representing the difference between the price paid to extinguish the 2014 Notes and their carrying value, including unamortized debt issuance costs. As of March 31, 2022, there was $0.6 million aggregate principal of the 2014 Notes outstanding.

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
The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year, beginning on June 1, 2020. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of our common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to our exercise of the Issuer’s Conversion Option or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest.
The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2021 to December 1, 2022, if the price of our common stock has equaled or exceeded 150% of the Conversion Price (as defined in the indenture) then in effect for a specified number of days (Issuer’s Conversion Option), we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of common stock of the Company, determined in accordance with the terms of the indenture. On or after December 1, 2022, if the price of our common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days, we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of common stock of the Company, determined in accordance with the terms of the indenture.
Offering-related costs for the 2019 Notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes. The effective rate on the 2019 Notes is 6.2%.
Revolving Credit Facility and Term Loan, net
The carrying values of our term loan and advances under the Credit Facility, and the maximum amount available under the Credit Facility are as follows (in thousands):

	March 31, 2022	December 31, 2021
Term Loan
Principal amount	$10,000	$10,000
End of term fee accretion	133	79
Unamortized debt issuance cost	(27)	(30)
Net carrying value of term loan	$10,106	$10,049

Revolving Credit Facility
Carrying value of advances under credit agreement	$—	$6,838
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
On August 2, 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million Term Loan Facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. The Credit Facility is collateralized by substantially all our property, other than intellectual property. The Credit Facility also includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the agreement, of at least 1.25 to 1.00.

The interest rate on advances made under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25%. Interest on any outstanding amounts is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. Total availability under the Revolving Credit Facility as of March 31, 2022 was $8.4 million. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2022.
As of March 31, 2022, the Term Loan Facility was fully drawn. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. The effective interest rate on the Term Loan Facility, reflecting the impact of debt issuance costs, the end-of-term fee and expected timing of principal repayment was 6.3% as of March 31, 2022.
10. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to eight years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of March 31, 2022 and December 31, 2021 (in thousands, except for discount rate and lease term):

	March 31, 2022	December 31, 2021
Operating lease right-of-use buildings	$43,595	$43,457
Operating lease right-of-use equipment	82	84
Operating lease right-of-use vehicles	609	676
Total operating lease right-of-use assets, gross	44,286	44,217
Accumulated amortization	(7,897)	(7,098)
Total operating lease right-of-use assets, net	$36,389	$37,119

Operating lease liabilities, current	$3,209	$3,053
Operating lease liabilities, non-current	36,760	37,548
Total operating lease liabilities	$39,969	$40,601

Weighted average remaining lease term (in years)	7.5	7.7
Weighted average discount rate per annum	11.7%	11.7%

11. Fair Value of Financial Instruments
The following tables summarize our cash and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Cash- Restricted
Assets:
Cash and money market funds	$29,983	$—	$—	$29,983	$29,983	$—
Cash-restricted	1,016	—	—	1,016	—	1,016
Total cash, cash equivalents and restricted cash	$30,999	$—	$—	$30,999	$29,983	$1,016

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Cash- Restricted
Assets:
Cash and money market funds	$28,451	$—	$—	$28,451	$28,451	$—
Cash-restricted	1,016	—	—	1,016	—	1,016
Total cash, cash equivalents and restricted cash	$29,467	$—	$—	$29,467	$28,451	$1,016
Cash and cash equivalents are Level I measurements. There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the three months ended March 31, 2022.
We record our Bridge Loans and forward contracts on our Series B Preferred Equity Financing at their fair market values. See Note 3 for a discussion of these transactions and the determination of their fair market value.
Our convertible notes, Bridge Loans, and forward sales contracts are not regularly traded and it is difficult to estimate a reliable and accurate market price for these securities. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.
The estimated fair value of our term loan also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as market prices. The fair value of our term loan was estimated using a discounted cash flows approach and current market interest rate data for similar loans.

The following table summarizes the par value, carrying value and the estimated fair value of our debt as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022			December 31, 2021
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Bridge Loans	$25,000	$35,655	$35,655	$—	$—	$—

Convertible Notes:
2014 Notes	$578	$568	$601	$578	$568	$601
2019 Notes	55,000	53,703	74,998	55,000	53,592	81,880
Total Notes	$55,578	$54,271	$75,599	$55,578	$54,160	$82,481

Term loan, net	$10,000	$10,106	$9,796	$10,000	$10,049	$10,113

Advances under revolving credit agreement	$—	$—	$—	$6,838	$6,838	$6,838

Total debt	$90,578	$100,032	$121,050	$72,416	$71,047	$99,432

12. Shareholders’ Equity
Common Shares Reserved
As of March 31, 2022, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

In thousands	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units at Maximum	Number Of Remaining Securities Available For Future Issuance
2011 Equity Incentive Plan	1,376	7,259	3,561
DVS Sciences Inc. 2010 Equity Incentive Plan	6	—	—
2017 Inducement Award Plan	159	57	—
2017 Employee Stock Purchase Plan	—	—	2,633
	1,541	7,316	6,194
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
In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, subject to the employees’ continued employment. We may grant RSUs with different vesting terms from time to time. In the first quarter of 2022, we granted 0.8 million of retention RSUs which vest within one year.

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
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units (PSUs), and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved, an increase of 1.4 million shares reserved for issuance under the 2011 Plan. In April 2021, our board of directors authorized, and in May 2021, our stockholders approved, an additional increase of 4.1 million shares reserved for issuance under the 2011 Plan.
Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	5,141	$5.18
RSU granted	808	$3.62
RSU released	(302)	$5.40
RSU forfeited	(70)	$5.30
Balance at March 31, 2022	5,577	$4.94
As of March 31, 2022, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $21.8 million. We expect to recognize those costs over a weighted average period of 2.2 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2021	1,597	$7.08	5.6	$82
Options granted	—	$—		$—
Options exercised	(8)	$2.63		$7
Options forfeited	(47)	$14.84		$—
Balance as of March 31, 2022	1,542	$6.87	5.6	$35
Vested at March 31, 2022	1,469	$6.89	5.4	$35
Unvested awards at March 31, 2022	73	$6.34	8.4	$—
_______
(1)Aggregate intrinsic value as of March 31, 2022 was calculated as the difference between the closing price per share of our common stock on the last trading day of March 31, 2022, which was $3.59, and the exercise price of the options, multiplied by the number of in-the-money options.
As of March 31, 2022, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $0.1 million. We expect to recognize those costs over a weighted average period of 0.5 years.

Performance-based Awards:
Performance Stock Units with Market Condition
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
Based on the performance of our stock relative to our defined group of peer companies, none of the PSUs awarded in 2019 for the 2019-2021 measurement period were vested. The performance adjustment in the table below reflects that no shares were issued upon vesting of the 2019 PSU awards.
Activity under the TSR-based PSUs is as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	1,210	$10.11
PSU granted	—	$—
Performance adjustment for 2019 awards	(341)	$16.97
PSU released	—	$—
PSU forfeited	—	$—
Balance at March 31, 2022	869	$7.00

As of March 31, 2022, the unrecognized compensation costs related to these awards were $3.2 million. We expect to recognize those costs over a weighted average period of 1.6 years.
Performance Stock Units with Performance Conditions
During 2019, we granted performance stock units to an employee. The number of performance stock units that ultimately vested under these awards was dependent on the employee achieving certain discrete operational milestones, the last of which was measured at December 31, 2021. In early 2022, it was determined that the operational milestones were not met and the 29 thousand awards that were outstanding on December 31, 2021 were cancelled.
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
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock units, stock options and performance share units	$3,942	$3,473
Employee stock purchase plan	100	204
Total stock-based compensation	$4,042	$3,677

14. Income Taxes
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
We recorded a tax benefit of $0.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Lower losses in our foreign operations in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 resulted in a lower tax benefit for our foreign operations for the three months ended March 31, 2022 compared to the prior year period.
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
Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the three months ended March 31, 2022 and 2021, respectively, we did not recognize any material interest or penalties related to uncertain tax positions.
15. Information About Geographic Areas
We operate in one reporting segment that develops, manufactures and commercializes tools for life science research. Our chief executive officer manages our operations and evaluates our financial performance on a consolidated basis. For purposes of allocating resources and evaluating regional financial performance, our chief executive officer reviews separate sales information for the different regions of the world. Our general and administrative expenses and our research and development expenses are not allocated to any specific region. Most of our principal operations, other than manufacturing, and our decision-making functions are located at our corporate headquarters in the United States.
A summary table of our revenue by geographic areas of our customers and by product and services for the three months ended March 31, 2022 and 2021 is included in Note 6 to the condensed consolidated financial statements.
Revenue from customers in the United States represented $11.8 million, or 45% of total revenues, and $18.1 million, or 55% of total revenues, for the three months ended March 31, 2022 and 2021, respectively.
Revenue from customers in China represented $2.8 million, or 11% of total revenues, and $3.0 million, or 9% of total revenues, for the three months ended March 31, 2022 and 2021, respectively. With the exception of China for the three months ended March 31, 2022, no foreign country had revenue in excess of 10% of total revenues during any of the periods presented in this report.

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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our now-former Chief Executive Officer and our Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021 and, on February 14, 2022, the Court granted defendants’ motion and dismissed the second amended complaint with prejudice. On March 15, 2022, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
17. Subsequent Event
On April 1, 2022, our stockholders approved the Charter Amendment Proposal and Private Placement Issuance Proposal discussed in Note 3. The Private Placement Issuance closed on April 4, 2022. On April 4, 2022, we received $225 million, before expenses, and issued 225,000 shares of Series B Preferred Stock pursuant to the Purchase Agreements. The Bridge Loans converted into 30,559 shares of Series B Preferred Stock based on a Conversion Amount, as described in Note 3, of $25.5 million.
Following stockholder approval of the Charter Amendment Proposal and the Private Placement Issuance Proposal, our name was changed to Standard BioTools Inc. Shortly after the closing of the Private Placement Issuance, we also changed the ticker symbol for our common stock to LAB. Upon the closing of the Private Placement Issuance, Dr. Michael Egholm was appointed as the Company’s President and Chief Executive Officer and as a member of the Board of Directors.
In connection with the closing, we adopted the 2022 Inducement Equity Incentive Plan with an initial reserve of approximately 9.5 million shares. Effective April 4, 2022, we awarded options for 8.1 million shares of our common stock at an exercise price of $3.99 per share and 1.4 million restricted stock units to members of our management team, including Dr. Egholm under the 2022 Inducement Equity Incentive Plan. These awards vest over four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools Inc. MD&A is provided as a supplement to, and should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition and public health crises (including the COVID-19 pandemic) on our business, the global supply chain, and our customers, suppliers, and other business partners. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
Standard BioTools™, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, Access Array™, Acculift™, Advanta™, Atlas™, Biomark™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, GeckoGrip™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, and SNP Type™ are trademarks or registered trademarks of Standard BioTools Inc. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
___________________________
Unless the context requires otherwise, references in this Form 10-Q to “Standard BioTools” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.
Our MD&A is organized in the following sections:
•Overview
•Recent Developments
•Critical Accounting Policies, Significant Judgments and Estimates
•Recent Accounting Changes and Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources
Overview
Standard BioTools Inc., previously known as Fluidigm Corporation, is driven by a bold vision – unleashing tools to accelerate breakthroughs in human health. Standard BioTools has an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, we provide reliable and repeatable insights in health and disease using our proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. We work with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.
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
Our total revenue for the three months ended March 31, 2022 was $26.5 million and $32.8 million for the three months ended March 31, 2021. We have incurred significant net losses since our inception in 1999 and, as of March 31, 2022, our accumulated deficit was $812.3 million.
Recent Developments
Private Placement Issuance
On January 23, 2022, we entered into (i) a Loan Agreement (the Casdin Bridge Loan Agreement) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and (ii) a Loan Agreement (the Viking Bridge Loan Agreement, and together with the Casdin Bridge Loan Agreement, the Bridge Loan Agreements) and each a Bridge Loan) with Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers and each, a Purchaser). Each Bridge Loan Agreement provided for a $12.5 million term loan to the Company. The Bridge Loans were fully drawn on January 24, 2022. The Bridge Loans automatically converted into Series B Preferred Stock, defined below, upon the completion of the Preferred Equity Financing, defined below. The proceeds of the Bridge Loans may be used for working capital and general corporate purposes.
Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of the Purchasers pursuant to which, among other things, at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of our stockholders, we issued and sold an aggregate of $225 million of convertible preferred stock on April 4, 2022, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share to Casdin; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000 per share to Viking (the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance). The proceeds of the Preferred Equity Financing will be used for expenses related to the Private Placement Issuance, as well as working capital, general corporate purposes and potential future merger and acquisition opportunities that we may identify from time to time.
Our board of directors (the Board) called a meeting (Special Meeting) to ask our stockholders to consider, vote upon and approve (i) a proposal to amend the Company’s Eighth Amended and Restated Certificate of Incorporation (the Charter) to, among other things, increase the number of shares of common stock, par value $0.001 per share, (Common Stock) of the Company that we are authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) shares and to change our name to Standard BioTools Inc. (the Charter Amendment Proposal); (ii) a proposal to approve, in accordance with Nasdaq Listing Rule 5635, the issuance of (A) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock pursuant to the Purchase Agreements, (B) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock issuable pursuant to the terms of the Bridge Loan Agreements and (C) the Common Stock issuable upon the conversion of the Series B Preferred Stock (the Private Placement Issuance Proposal); and (iii) a proposal to adjourn the Special Meeting if the Special Meeting were convened and a quorum were present, but there were not sufficient votes to approve the Charter Amendment Proposal and the Private Placement Issuance Proposal (the Adjournment Proposal, and, together with the Private Placement Issuance Proposal and the Charter Amendment Proposal, the Stockholder Proposals). Each of the Private Placement Issuance Proposal and Charter Amendment Proposal were conditioned on the approval of the other proposal, and neither proposal would take effect unless both were approved by our stockholders. Our stockholders approved the Charter Amendment Proposal and Private Placement Issuance Proposal on April 1, 2022. The Private Placement Issuance closed on April 4, 2022.
On April 1, 2022, the Company filed with the Secretary of State of the State of Delaware (i) the Charter Amendment, (ii) the Series B-1 Preferred Stock Certificate of Designations to establish the preferences, limitations and relative rights of the Series B-1 Preferred Stock and (iii) the Series B-2 Preferred Stock Certificate of Designations to establish the preferences, limitations and relative rights of the Series B-2 Preferred Stock. The Charter Amendment, Series B-1 Certificate of Designations and Series B-2 Certificate of Designations became effective upon filing.
On April 4, 2022, following stockholder approval of the Charter Amendment Proposal and the Private Placement Issuance Proposal, we received $225 million, before expenses, and issued 225,000 shares of Series B Preferred Stock, pursuant to the Purchase Agreements. The Bridge Loans converted into 30,559 shares of Series B Preferred Stock. With the approval of the proposals, our name was changed to Standard BioTools Inc. Shortly after the closing of the Private Placement Issuance we also changed our ticker symbol for our common stock to LAB. Upon the closing of the Private Placement Issuance, Dr. Michael Egholm was appointed as the Company’s President and Chief Executive Officer and as a member of the Board of Directors.
Business Update
The capital from the Private Placement Issuance is expected to help fuel a realization of identified growth and cost opportunities and allow for new growth drivers as we pursue and consolidate complementary technologies across the life science ecosystem.
•Achieving significantly greater breadth and scale. With a strong platform and deeply experienced management team, we will strive to accelerate growth both organically and, importantly, inorganically to deliver breadth and scale to the Company.
•Optimizing the cost structure. As we work toward our goal of being sustainably cash flow positive, we intend to have a leaner general and administrative expense structure and a sales and marketing spend that is better aligned to support high-growth areas.
•Leveraging a larger menu to expanding customer base. We expect to direct sales and marketing towards expanding our relationships deeper into the life science ecosystem, including large biopharma, emerging biotech, and diagnostic companies and the broader contract research organization and contract manufacturing organization service provider network.
•Accelerating growth in mass cytometry. With particular emphasis on expanding our CyTOF and Imaging Mass Cytometry™ platforms to further support translational and clinical research, we intend to simplify the design and execution of deep cell profiling, standardize sample analysis with reproducible workflows and automation, and significantly advance capabilities for novel therapeutic development.
•Realizing and rationalizing opportunities in targeted high-profit areas within microfluidics. We plan to focus on targeted end-applications (e.g., proteomics, biomarker analysis) and key partnerships (e.g., Olink® Bioscience) while rationalizing business processes and execution.
In the audited consolidated financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the SEC on March 8, 2022, we disclosed that we had performed an assessment to determine whether there were conditions or events, considered in the aggregate, that raised substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. We believed that our then-current level of cash and cash equivalents, together with committed financing facilities, were not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. Since then, we have closed the $225 million Series B Preferred Equity Financing, as discussed in Note 3. The financing, which was contingent upon stockholder approval, was previously disclosed in Note 18 to our audited financial statements included in our 2021 annual report on Form 10-K. The completion of this investment has eliminated the doubt about the Company’s ability to continue as a going concern. See Note 3 and Note 17 for additional discussion.
Critical Accounting Policies, Significant Judgments and Estimates
Our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. We also assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of the COVID-19 pandemic and the war in Ukraine. Accounting matters that rely on forecasted financial information included, but were not limited to, our inventory, and related reserves, and the carrying value of goodwill and other long-lived assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We also use significant judgment in determining the fair value of financial instruments, including debt and equity instruments.
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
In August 2020, the FASB issued ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. We adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on our 2014 and 2019 Convertible Notes.
In November 2021, the FASB issued ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendment is effective for annual periods beginning after December 15, 2021.
The amendment establishes financial disclosure requirements for business entities that receive government assistance that they account for by analogizing to a grant or contribution model because there is no specific authoritative guidance under U.S. GAAP that applies to the transaction. Entities that receive this type of assistance should include the following information in their annual report: (1) the nature of the transaction, (2) the significant terms and conditions, (3) the accounting treatment, (4) the line items on the balance sheet and income statement that are affected along with (5) the respective amounts that have been recorded. We adopted ASU 2021-10 effective January 1, 2022. The adoption of ASU 2021-10 did not have a material impact on our financial statements.
Recent Accounting Pronouncements
None.

Results of Operations
The following table presents our historical condensed consolidated statements of operations data for the three months ended March 31, 2022 and 2021, and as a percentage of total revenue (in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue	$26,504	100%	$32,794	100%
Costs and expenses
Cost of product revenue	12,339	47	11,663	35
Cost of service revenue	1,928	7	2,090	6
Research and development	8,865	33	10,753	34
Selling, general and administrative	30,875	117	27,608	84
Total costs and expenses	54,007	204	52,114	159
Loss from operations	(27,503)	(104)	(19,320)	(59)
Interest expense	(1,030)	(4)	(887)	(2)
Loss on forward sale of Series B Preferred Stock	(37,792)	(143)	—	—
Unrealized loss on bridge loans	(10,655)	(40)	—	—
Other income (expense), net	118	—	(285)	(1)
Loss before income taxes	(76,862)	(290)	(20,492)	(62)
Income tax benefit	574	2	1,671	5
Net loss	$(76,288)	(288)%	$(18,821)	(57)%

Revenue
We generate revenue primarily from sales of our products and services, and by entering into product development agreements, license and royalty agreements, and grants. Our product revenue consists of sales of instruments and consumables. Consumables revenue is largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to the sales and active installed base of our instruments as our service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We sell our products to leading academic and government laboratories, as well as pharmaceutical, biotechnology, clinical, plant and animal research organizations and clinical laboratories worldwide.
Development Revenue. On March 31, 2020, we entered into an OEM Supply and Development Agreement (Development Agreement) with a customer to develop products based on our microfluidics technology. The Development Agreement provided for up-front and periodic milestone payments during its development stage, which was completed in the third quarter of 2021, and for on-going annual payments of $0.4 million for sustaining efforts. During the three months ended March 31, 2022, we recognized $0.1 million of development revenue associated with these fees. During the three months ended March 31, 2021, we recognized $1.5 million of revenue from the project. Costs associated with the Development Agreement were recorded in research and development expense in the condensed consolidated statement of operations.
Grant Revenue. During the three months ended March 31, 2021, we recognized $0.3 million of grant revenue by providing research and development services under a contractual arrangement we entered into in the second half of 2019. The contract was completed during the third quarter of 2021. Costs associated with the agreement were recorded in research and development expense in the condensed consolidated statement of operations.
License Revenue. We recognize revenue from license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. During the three months ended March 31, 2022, we entered into an agreement to settle intellectual property infringement claims and received a $0.3 million payment in exchange for a license to certain of our intellectual property.
No single customer represented more than 10% of our total revenue for the three months ended March 31, 2022. Revenue from one customer exceeded 10% of total revenue for the three months ended March 31, 2021. Revenue from our five largest customers represented 21% and 27% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

The following table presents our revenue disaggregated by source for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2022		2021
Revenue:
Instruments	$7,523	28%	$7,708	24%	(2)%
Consumables	12,481	47	17,020	52	(27)%
Product revenue	20,004	75	24,728	76	(19)%
Service revenue	6,144	23	6,286	19	(2)%
Product and service revenue	26,148	98	31,014	95	(16)%
Development revenue	88	—	1,480	4	(94)%
Grant revenue	—	—	300	1	(100)%
License revenue	268	2	—	—	NA
Total revenue	$26,504	100%	$32,794	100%	(19)%
The following table presents our total revenue by geographic area for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2022		2021
Americas	$12,930	49%	$18,523	56%	(30)%
EMEA	8,609	32	9,142	28	(6)%
Asia-Pacific	4,965	19	5,129	16	(3)%
Total revenue	$26,504	100%	$32,794	100%	(19)%

Total Revenue
Total revenue decreased by $6.3 million, or 19%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily driven by a decline in consumables revenue and development revenue. A weaker dollar negatively impacted Company total revenues by 1.1 percentage points.
Americas revenue decreased by $5.6 million, or 30%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decline is primarily attributable to a reduction in product revenue driven by the sharp decline in the demand for COVID-19 testing products and by a $1.4 million decline in development revenue. EMEA revenue decreased by $0.5 million driven by a decline in mass cytometry instruments, and partially offset by an increase in microfluidics instruments revenue primarily from products launched in the second half of 2021. A weaker dollar contributed 4.0 percentage points of the 5.8 percentage point decrease in EMEA revenue. In Asia-Pacific, revenue decreased by $0.2 million, or 3.2%, primarily due to a decline in consumables revenue, which was largely offset by an increase in instruments revenue.

Product and Service Revenue. The following tables present the split of product and service revenue between mass cytometry and microfluidics product categories and as a percentage of the respective category’s total product and service revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,				Year-Over-Year Change
	2022		2021
Mass cytometry:
Instruments	$4,370	32%	$4,965	35%	(12)%
Consumables	4,766	35	4,575	33	4%
Total product revenue	9,136	67	9,540	68	(4)%
Service revenue	4,394	33	4,482	32	(2)%
Total product and service revenue	$13,530	100%	$14,022	100%	(4)%

Microfluidics:
Instruments	$3,153	25%	$2,743	16%	15%
Consumables	7,715	61	12,445	73	(38)%
Total product revenue	10,868	86	15,188	89	(28)%
Service revenue	1,750	14	1,804	11	(3)%
Total product and service revenue	$12,618	100%	$16,992	100%	(26)%
Mass cytometry revenue decreased by $0.5 million, or 4%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The year-over-year decrease was primarily attributable to an overall decrease in legacy mass cytometry instruments revenue, partially offset by an increase in revenue from CyTOF XT instruments, which were released in May 2021. The decline in microfluidics revenue of $4.4 million, or 26%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is directly attributable to reduced demand for our COVID-19 testing products, partially offset by revenues from new BioMark O and BioMark X instruments, which were both released in the second half of 2021.
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

The following table presents our product and service cost, product and service gross profit, and product and service margin for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2022	2021
Cost of product revenue	$12,339	$11,663	6%
Cost of service revenue	1,928	2,090	(8)%
Cost of product and service revenue	$14,267	$13,753	4%

Product and service gross profit	$11,881	$17,261	(31)%
Product and service margin	45.4%	55.7%	(10.3)	ppt
Product and service margin decreased by 10.3 percentage points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Products introduced in the second half of 2021, which have lower average gross margins, reduced product and service margins by 2.4 percentage points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Higher inventory reserves and warranty costs contributed 2.2 percentage points and 1.7 percentage points, respectively, to the decline in product and service margins. Fixed depreciation and amortization costs on a lower revenue base contributed 2.4 percentage points to the decline in product and service margins for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Other factors, including unfavorable product mix from lower COVID-19 consumables sales in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, coupled with the impact of lower plant utilization for mass cytometry products account for the majority of the remaining decline in product and service gross margins for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Operating Expenses
The following table presents our operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2022	2021
Research and development	$8,865	$10,753	(18)%
Selling, general and administrative	30,875	27,608	12%
Total operating expenses	$39,740	$38,361	4%
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
Research and development expense decreased by $1.9 million, or 18%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as the year-ago period includes development costs related to products that were launched in the second half of 2021.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology, and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $3.3 million, or 12%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to $3.4 million of costs associated with the Private Placement Issuance, and $1.2 million of severance costs for our former CEO. Litigation costs decreased by $1.1 million due to the resolution of patent infringement claims.

Selling, general and administrative expenses for the rest of 2022 will be negatively impacted by costs associated with approximately $5.0 million of cash retention bonuses and approximately $2.9 million of stock-based compensation that will pay out over the next year through the first quarter of 2023.
Interest Expense and Other Non-Operating Items
The following table presents these items for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2022	2021
Interest expense	$(1,030)	$(887)	16%
Loss on forward sale of Series B Preferred Stock	(37,792)	—	NA
Unrealized loss on bridge loans	(10,655)	—	NA
Other income (expense), net	118	(285)	(141)%
Total	$(49,359)	$(1,172)	4112%
Interest expense is comprised primarily of interest on our convertible debt and Term Loan Facility. The increase in interest expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due primarily to our Term Loan Facility.
The Purchase Agreements, which promised to exchange 225,000 shares of Series B Preferred Stock for $225 million at a future date, accounted for as forward sales contracts at fair value in accordance with ASC 480 because the Series B Preferred Stock includes certain contingent redemption features which created an obligation for the Company to repurchase its shares. The fair value of the forward sales contracts was determined using a Monte Carlo Simulation (MCS) analysis. Given the convertibility of the Series B Preferred Stock into cash or our common stock under several scenarios, the MCS analysis simulated the value of the Series B Preferred Stock under numerous scenarios, reflecting the impact of the various conversion and redemption provisions of the Series B Preferred Stock. The fair value of 225,000 shares of Series B Preferred Stock was $262.8 million as of March 31, 2022. The increase in the fair value of the Series B Preferred Stock from January 23, 2022 to March 31, 2022 reflects the increase in the price of our common stock price since the inception of the contracts and the change in the value of the various conversion rights and key provisions discussed below. The loss of $37.8 million on the forward sale of the Series B Preferred Stock represents the difference between the fair value of the Series B Preferred Stock of $262.8 million and the $225.0 million of cash to be received.
Applying the guidance in ASC 825 to the Bridge Loans, we have elected to record the Bridge Loans at their fair value, given the short period of time in which the Bridge Loans were expected to be outstanding. The Unrealized Loss on the Bridge Loans reflects the entire change in the value of the Bridge Loans as a single line item on the condensed consolidated statement of operations, including the portion attributable to accrued interest. Accordingly, we have recognized no interest expense on the Bridge Loans for the three months ended March 31, 2022.
The fair value of the Bridge Loans is largely driven by the value of our common stock and the value of the Series B Preferred Stock into which they were converted. The Unrealized Loss on the Bridge Loans of $10.7 million was largely driven by an increase in the value in the price of our common stock from $2.84 per share at inception to $3.59 per share as of March 31, 2022 and, to a lesser extent, by the impact of the change in value of the various conversion options of the Series B Preferred Stock.
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
We recorded a tax benefit of $0.6 million, or an effective tax rate of 0.7%, for the three months ended March 31, 2022. In the three months ended March 31, 2021, we recorded a tax benefit of $1.7 million, or an effective tax rate of 8.2%. Lower losses in certain of our foreign operations in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 resulted in a lower tax benefit for our foreign operations for the three months ended March 31, 2022.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2022, our principal sources of liquidity consisted of $30.0 million of cash and cash equivalents, as well as $1.0 million of restricted cash and $8.4 million of availability under the Revolving Credit Facility.

The following table presents our cash flow summary for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flow summary:
Net cash used in operating activities	$(15,590)	$(12,901)
Net cash used in investing activities	(868)	(4,923)
Net cash provided by (used in) financing activities	18,075	(1,026)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(85)	74
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,532	$(18,776)
Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. The majority of our contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services. For example, see Note 3 and Note 9 within our condensed consolidated financial statements for information about our short-term and long-term debt obligations and the Private Placement Issuance. See Note 10 within our condensed consolidated financial statements for information about our lease obligations, and see Note 16 within our condensed consolidated financial statements included elsewhere in this Form 10-Q for information about our various contractual and legally binding purchase commitments to purchase goods and services. Other than as disclosed above, there have been no material changes during the three months ended March 31, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2021. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included in the amounts above. For example, some of these requirements are not handled through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons.
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
Net cash used in operating activities for the three months ended March 31, 2022 was $15.6 million and consisted of net loss of $76.3 million, less non-cash items of $57.6 million and cash provided by assets and liabilities, net, of $3.1 million. Non-cash items included a loss on forward sale of Series B Preferred Stock of $37.8 million, an unrealized loss on the Bridge Loans of $10.7 million, stock-based compensation expense of $4.0 million, amortization of developed technology of $3.0 million, depreciation and amortization of $1.0 million, provision for excess and obsolete inventory of $0.9 million, and a variety of smaller items.
The net decrease in assets and liabilities was primarily attributable to a $3.0 million increase of accrued compensation and related benefits due to an increase in severance and retention bonuses, a reduction of accounts receivable, net of $2.9 million, and an increase of accounts payable of $1.9 million. These decreases were partially offset by an increase in inventories, net of $3.6 million, and a decrease of other liabilities of $1.3 million.

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
Net cash used in investing activities for the three months ended March 31, 2022 was $0.9 million. Capital expenditures of $0.9 million were incurred primarily to expand our microfluidics IFC production capacity in Singapore related to the NIH Contract.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities totaled $18.1 million during the three months ended March 31, 2022. The principal source of cash was proceeds from the $25.0 million Bridge Loans, which occurred as part of the Private Placement Issuance. This was partially offset by repayments of $6.8 million of advances under the Revolving Credit Facility.
Capital Resources
At March 31, 2022 and December 31, 2021, our working capital, excluding deferred revenues, current and deferred grant income, current, and restricted cash, was $41.9 million and $38.0 million, respectively, including cash and cash equivalents of $30.0 million and $28.5 million, respectively. We had no investments as of March 31, 2022 and December 31, 2021.
In February 2014, we closed an underwritten public offering of our 2014 Notes. Pursuant to the Indenture governing the 2014 Notes, holders of the 2014 Notes have the right, subject to certain conditions specified in such indenture, to require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2021, holders of $0.5 million of the 2014 Notes caused us to repurchase their notes in accordance with this provision leaving $0.6 million of 2014 Notes outstanding as of March 31, 2022.
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

As of March 31, 2022, the balance outstanding on the Term Loan Facility was $10.1 million. Interest on the term loan accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or 4% with a final payment equal to 6.5% of the aggregate original principal amounts of each term loan advance due on the earlier of the maturity date of the Term Loan Facility, the acceleration of the term loan advances or any prepayment of a term loan advance. Interest is payable monthly. The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal monthly installments of principal plus monthly payments of accrued interest. The Amendment also added a financial covenant to the Credit Facility, requiring us to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00.
As of March 31, 2022, total availability under the Revolving Credit Facility was $8.4 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Revolving Credit Facility as of March 31, 2022. See Note 9 to our condensed consolidated financial statements for more information about the Revolving Credit Facility and Term Loan Facility.
On January 23, 2022, we entered into $25 million of Bridge Loans Agreements with Casdin and Viking. On April 4, 2022, we completed the Private Placement Issuance, receiving $225 million of funding in exchange for the issuance of 225,000 shares of Series B Preferred Stock. The Bridge Loans also automatically converted into 30,559 shares of Series B Preferred Stock on April 4, 2022.
The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Series B-1 Certificate of Designations and Series B-2 Certificate of Designations. The Series B Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock will be entitled to participate in all dividends declared on our common stock on an as-converted basis, on the terms and subject to the conditions set forth in the Series B Certificates of Designations.
The following is a brief summary of the conversion rights and other key provisions of the Series B Preferred Stock:
Holder Voluntary Conversion Rights
The Series B Preferred Stock is convertible at the option of the holders thereof at any time into a number of shares of Common Stock equal to the Conversion Rate (as defined in the Series B Certificates of Designations), which is initially 294.1176 shares of common stock per share of Series B Preferred Stock, in each case subject to certain adjustments and limitations on conversion.
Issuer Call Provision
At any time after the fifth anniversary of the closing of the Private Placement Issuance, if the last reported sale price of the Common Stock is greater than 250% of the Conversion Price (as defined in the Series B Certificates of Designations) as of such time for at least 20 consecutive trading days immediately preceding the date of the notice of mandatory conversion, we may elect to convert all of the outstanding shares of Series B Preferred Stock into shares of common stock.
Issuer Redemption Provision
After the seventh anniversary of the closing of the Private Placement Issuance, subject to certain conditions, we may, at our option, redeem all of the outstanding shares of Series B Preferred Stock at a redemption price per share of Series B Preferred Stock, payable in cash, equal to the Liquidation Preference.
Change of Control Provisions
If we undergo certain change of control transactions, each holder of outstanding shares of Series B Preferred Stock will have the option, subject to the holder’s right to convert all or a portion of the shares of Series B Preferred Stock held by such holder into Common Stock prior to such redemption, to require us to purchase all or a portion of such holder’s outstanding shares of Series B Preferred Stock that have not been converted into Common Stock at a purchase price per share of Series B Preferred Stock, payable in cash, equal to the greater of (A) the Liquidation Preference of such share of Series B Preferred Stock, and (B) the amount of cash and/or other assets that such holder would have been entitled to receive if such holder had converted such share of Series B Preferred Stock into Common Stock immediately prior to the change of control transaction (Change of Control Put).
In the event of a change of control in which we are anticipated to merge with another person and will not be the surviving corporation or if the Common Stock will no longer be listed on a U.S. national securities exchange, we will have a right to redeem, subject to the holder’s right to convert into Common Stock prior to such redemption, all of such holder’s shares of Series B Preferred Stock, or if a holder exercises the Change of Control Put in part, the remainder of such holder’s shares of

Series B Preferred Stock, at a redemption price per share payable in cash, equal to the greater of (A) the Liquidation Preference of such share of Series B Preferred Stock, and (B) the amount of cash and/or other assets that the holder would have received if such holder had converted such share of Series B Preferred Stock into Common Stock immediately prior to the change of control transaction.
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred Stock has a liquidation preference equal to the greater of (i) the Liquidation Preference (as defined in the Certificate of Designations, currently $3.40) and (ii) the amount per share of Series B Preferred Stock that such holder would have received had all holders of Series B Preferred Stock, immediately prior to such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, converted all shares of Series B Preferred Stock into Common Stock pursuant to the terms of the Series B Certificates of Designations (without regard to any limitations on conversion contained therein).
We believe our existing cash, cash equivalents, and investments, along with funding available from Private Placement Issuance and the Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended March 31, 2022, we had a foreign currency gain of $0.1 million compared to a foreign currency loss of $0.4 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $30.0 million as of March 31, 2022. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held no investments in treasury securities at March 31, 2022. Cash, cash equivalents and investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our now-former Chief Executive Officer and our Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021 and, on February 14, 2022, the Court granted defendants’ motion and dismissed the second amended complaint with prejudice. On March 15, 2022, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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

Risks Related to our Capital Structure
•The Purchasers own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions.
•The market value of our Common Stock could decline if the holders of our Series B Preferred Stock sell their shares when transfer restrictions expire.
•The holders of Series B-1 Preferred Stock and Series B-2 Preferred Stock may exercise influence over us, including through their ability to each designate a member of our board of directors.
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
In 2021, factors such as supply chain constraints, China trade restrictions, and the ongoing slowdown in the Asia-Pacific region caused our overall revenues to decline more than expected. The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread and resurgences of the coronavirus; the emergence of new strains of the disease, such as the Delta and Omicron variants; the availability, efficacy, and acceptance of COVID-19 vaccines; the scope and duration of the public health emergency; and COVID-19 mitigation measures such as travel bans and restrictions, social distancing, quarantines, and business shutdowns and closures. Additionally, in response to rising COVID-19 infections in 2022, China has imposed lockdowns in certain parts of the country, which have and continue to negatively impact manufacturing and/or supply chains, as well as demand for our products.
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
In addition, inflationary pressure, including as a result of supply shortages, could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.2 million, $53.0 million, and $64.8 million during the years 2021, 2020, and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $812.3 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
In addition, inflationary pressure, including as a result of supply shortages, could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.
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
In connection with the global supply chain disruptions following the onset of the COVID-19 pandemic, we have experienced and are continuing to experience problems with some of our suppliers. In the third quarter of 2021, shortages of certain components caused a backlog and we were unable to fulfill all of the demand for our products during the quarter. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business. In response to rising COVID-19 infections, China has imposed lockdowns in certain parts of the country, which may negatively impact manufacturing and/or supply chains.
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of certain members of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and staffing shortages could also negatively impact our ability to expand and scale functions that are needed to support the development of our products and the growth of our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. Competition for qualified senior management and key employees in our industry is intense. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic. The loss of qualified employees, or an inability to attract, retain, and motivate employees could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. We do not maintain significant key person life insurance with any of our employees and all our employees, including our management team, may terminate employment without notice and without cause or good reason.
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
U.S. government agencies routinely audit and investigate government contractors and recipients of federal grants and contracts, even after performance has been completed. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The audit may also include review of the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.

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
We believe our existing cash, cash equivalents, and investments, along with funding available from the Private Placement Issuance and the Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
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
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our condensed consolidated financial statements. As of March 31, 2022, we had approximately $132.3 million of goodwill and net intangible assets, including approximately $106.3 million of goodwill and $26.0 million of net intangible assets. These assets represent a significant portion of the assets recorded on our condensed consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
We have significant outstanding convertible debt. As of March 31, 2022, we had outstanding $0.6 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes (2014 Notes Indenture), holders of the 2014 Notes may require us to repurchase all or a portion of the 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
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
RISKS RELATED TO OUR CAPITAL STRUCTURE
As a result of the Private Placement Issuance, the Purchasers own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions, and the Purchasers’ interests may conflict with those of our other stockholders.
The Series B Preferred Stock is initially convertible into up to approximately 75,164,397 shares of our common stock (without giving effect to limitations associated with any conversion cap). On an as-converted basis, this collectively represents approximately 49.4% of our issued and outstanding common stock (equating to approximately 24.7% per Purchaser) based on the number of shares of common stock outstanding as of April 30, 2022, but assuming full conversion of all Series B Preferred Stock (without giving effect to limitations associated with any conversion cap). As a result, the Purchasers are our largest stockholders. This concentration of ownership, together with the voting rights, director designation rights and consent rights granted to the Purchasers as part of the Private Placement Issuance, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock. The Purchasers, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of the Purchasers may not always coincide with our interests or the interests of other stockholders.
The market value of our common stock could decline if the Purchasers sell their Series B Preferred Stock or common stock after certain transfer restrictions expire or if our current stockholders sell large amounts of common stock.
Pursuant to the Registration Rights Agreement that we entered into on January 23, 2022 with the Purchasers, we agreed to certain customary registration rights with respect to shares issuable under the Bridge Loan Agreements and the Purchase Agreements, including (i) any shares of common stock acquired by any Purchaser pursuant to the conversion of the Series B Preferred Stock in accordance with the Series B Certificates of Designations, and (ii) any shares of common stock acquired by any Purchaser pursuant to preemptive rights under the Purchase Agreements, which means that such shares would become eligible for resale in the public markets following the expiration of any applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock. Furthermore, our current stockholders may decide to reduce their investment in us due to the changes to our investment profile as a result of the Private Placement Issuance, and may sell large amounts of common stock. Such sales of our common stock could have the effect of depressing the market price of our common stock.
Our Series B Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of holders of our Series B Preferred Stock differing from those of our common stockholders and make an acquisition of us more difficult.
Holders of our Series B preferred stock have (i) a liquidation preference (ii) rights to dividends, which are senior to all of our other equity securities, (iii) the right to require us to repurchase any or all of their Series B Preferred Stock in connection with certain change of control events, and (iv) conversion price adjustments upon the occurrence of certain events, each subject to the terms, conditions and exceptions contained in the Certificate of Designations for the Series B-1 and Series B-2 Preferred Stock. These dividend and other rights and obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes.
The terms of our Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Purchasers and holders of our common stock. Furthermore, a sale of our Company, as a change of control event, may require us to repurchase Series B Preferred Stock, which could have the effect of making an acquisition of our Company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.
The holders of Series B Preferred Stock are entitled to vote with the holders of common stock with voting power measured in a manner related to the conversion ratio of the shares of Series B Preferred Stock and the holders of Series B Preferred Stock have rights to approve certain actions. The holders of Series B Preferred Stock may exercise influence over us, including through the ability of each of the holders of the Series B-1 Preferred Stock and the holders of the Series B-2 Preferred Stock to designate a member of our board of directors.
The holders of Series B Preferred Stock are generally entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class) with voting power measured in a manner related to the conversion ratio of the shares of Series B Preferred Stock, subject to certain voting limitations as described in the Series B Certificates of Designations. Additionally, the consent of the holders of at least 60% of the shares of Series B Preferred Stock is required for, among other things, (i) amendments to our Certificate of Incorporation or Bylaws that have an adverse effect on the rights, preferences, privileges or voting powers of the Series B Preferred Stock and (ii) issuances by us of securities that are senior to, or equal in priority with, the Series B Preferred Stock.
Additionally, pursuant to the Series B Certificates of Designations, the Purchasers each have the right to nominate and elect one member to our board of directors at each annual meeting of the stockholders of the Company or at any special meeting called for the purpose of electing directors, for so long as the Casdin Preferred Percentage or Viking Preferred Percentage, as applicable, is equal to or greater than 7.5%. The director designated by each of the Purchasers is entitled to serve on committees of our board of directors, subject to applicable law and Nasdaq rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the Purchasers may differ from the interests of our security holders as a whole or of our other directors.

These significant stockholders may be able to determine or significantly influence matters requiring stockholder approval. The interests of significant stockholders may not always coincide with our interests or the interests of other stockholders. The Series B-1 Director and the Series B-2 Director are not subject to the classified board of directors provisions of our Charter. The director designated by the holders of the Series B -1 Preferred Stock and Series B-2 Preferred Stock will also be entitled to serve on committees of our board of directors, subject to applicable law and stock exchange rules. In addition, the Series B Certificates of Designations also provide that for so long as the Casdin Ownership Percentage and the Viking Ownership Percentage (each as defined in the applicable Certificate of Designations) continue to be met or exceeded for such series of Series B Preferred Stock, the Series B-1 Director and Series B-2 Director will have certain consent rights over, among other things: (i) any increase in the number of directors on the Board beyond seven; (ii) the hiring, promotion, demotion, or termination of the Company’s Chief Executive Officer; (iii) entering into or modifying (including by waiver) any transaction, agreement or arrangement with any Related Person (as such term is defined in the Series B Certificates of Designations), subject to certain exceptions; (iv) any voluntary petition under any applicable federal or state bankruptcy or insolvency law effected by the Company; (v) any change in the principal business of the Company or entry by the Company into any material new line of business; and (vi) for a period of three years after the Closing, (A) any acquisition (including by merger, consolidation or acquisition of stock or assets) of any assets, securities or property of any other person or (B) any sale, lease, license, transfer or other disposition of any assets of the Company or any of its subsidiaries, in each case, other than acquisitions or disposition of inventory or equipment in the ordinary course of business consistent with past practice, for consideration in excess of $50,000,000 in the aggregate in any six month period.
As a result, the holders of Series B Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization. Our obligations to the holders of Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 1, 2022, at the Special Meeting, the stockholders of the Company approved the issuance of the Series B Preferred Stock pursuant to the Purchase Agreements and the Bridge Loan Agreements. Accordingly, on April 4, 2022, the Company issued an aggregate of 127,780 shares of Series B-1 Preferred Stock to Casdin and an aggregate of 127,779 shares of Series B-2 Preferred Stock to Viking pursuant to the terms of the Purchase Agreements and Bridge Loan Agreements.
The securities of the Company that were issued as part of the Private Placement Issuance were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The investors represented to the Company in the Purchase Agreements and the Loan Agreements that they are “accredited investors” within the meaning of Regulation D of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022
3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.5	Certificate of Elimination of Series A Participating Preferred Stock.	8-K	3.1	8/2/2017
3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022
3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022
10.1	Series B-1 Loan Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Casdin Partners Master Fund, L.P., and Casdin Private Growth Equity Fund II, L.P.	8-K/A	10.1	2/11/2022
10.2	Series B-2 Loan Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	10.2	1/24/2022
10.3
Series B-1 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Casdin Private Growth Equity Fund II, L.P., and Casdin Partners Master Fund, L.P.
		DEF 14A	Anx. B	2/24/2022
10.4
Series B-2 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Fluidigm Corporation, Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.
		DEF 14A	Anx. C	2/24/2022
10.5	Registration Rights Agreement, dated as of January 23, 2022, by and between Fluidigm Corporation, Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	10.5	1/24/2022
10.6+	Stephen Christopher Linthwaite Transition Agreement and Release.	8-K	10.6	1/24/2022
10.7+	Michael Egholm Offer Letter.	8-K	10.7	1/24/2022
10.8	Indemnification Agreement, dated January 23, 2022, by and between the Company and Michael Egholm.	8-K	10.8	1/24/2022
10.9+	Hanjoon Alex Kim Offer Letter.	8-K	10.9	1/24/2022
10.10+	Standard BioTools 2022 Inducement Equity Incentive Plan.	S-8	4.9	4/1/2022
10.11+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2022 Inducement Equity Incentive Plan.	S-8	99.1	4/1/2022
10.12+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2022 Inducement Equity Incentive Plan.	S-8	99.2	4/1/2022
10.13+	Form of Retention Letter.	8-K	10.10	1/24/2022
10.14	Default Waiver and Consent to Loan and Security Agreement, dated March 4, 2022, between the Company and Silicon Valley Bank.	10-K	10.19F	3/8/2022
10.15	Letter Agreement dated March 25, 2022.	8-K	10.1	3/28/2022
10.16	Support Agreement, dated March 29, 2022, by and among Fluidigm Corporation and Caligan Partners LP and certain of its affiliates.	8-K	10.1	3/29/2022

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Document	Filed herewith
*    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
+    Indicates management contract or compensatory plan, contract, or arrangement.
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

STANDARD BIOTOOLS INC.

Dated: May 9, 2022	By:	/s/ Michael Egholm
Michael Egholm
Chief Executive Officer and President

Dated: May 9, 2022	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer