Form 10-Q
period 2022-06-30
STANDARD BIOTOOLS INC.
filed 2022-08-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022 there were 78,654,802 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$74,361	$28,451
Short-term investments	136,850	—
Accounts receivable (net of allowances of $545 and $356 at June 30, 2022 and December 31, 2021, respectively)	10,937	18,320
Inventories, net	22,791	20,825
Prepaid expenses and other current assets	5,938	4,470
Total current assets	250,877	72,066
Property and equipment, net	27,275	28,034
Operating lease right-of-use asset, net	35,412	37,119
Other non-current assets	3,158	3,689
Developed technology, net	18,200	27,927
Goodwill	106,200	106,379
Total assets	$441,122	$275,214
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,016	$10,602
Accrued compensation and related benefits	8,576	4,920
Operating lease liabilities, current	3,293	3,053
Deferred revenue, current	11,409	11,947
Deferred grant income, current	3,729	3,535
Other accrued liabilities	6,747	8,673
Advances under revolving credit agreement, current	—	6,838
Total current liabilities	42,770	49,568
Convertible notes, net	54,384	54,160
Term loan, net	10,162	10,049
Deferred tax liability	1,651	4,329
Operating lease liabilities, non-current	35,732	37,548
Deferred revenue, non-current	5,064	5,966
Deferred grant income, non-current	16,263	18,116
Other non-current liabilities	1,297	882
Total liabilities	167,323	180,618
Commitments and contingencies (Note 15)
Redeemable preferred stock: $0.001 par value; 256 and — shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $255,559 and $— as of June 30, 2022 and December 31, 2021, respectively	311,253	—
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 9,744 and 10,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at either June 30, 2022 or December 31, 2021	—	—
Common stock: $0.001 par value, 400,000 and 200,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 78,654 and 76,919 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	79	77
Additional paid-in capital	840,545	831,424
Accumulated other comprehensive loss	(2,253)	(907)
Accumulated deficit	(875,825)	(735,998)

Total stockholders’ equity (deficit)	(37,454)	94,596
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$441,122	$275,214
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product revenue	$12,219	$22,627	$32,223	$47,355
Service revenue	5,806	6,627	11,950	12,913
Development revenue	356	850	444	2,330
Other revenue	396	914	664	1,214
Total revenue	18,777	31,018	45,281	63,812
Costs and expenses
Cost of product revenue	12,738	12,730	25,077	24,393
Cost of service revenue	1,612	1,867	3,540	3,957
Research and development	12,606	9,441	21,471	20,194
Selling, general and administrative	30,384	24,248	61,259	51,856
Total costs and expenses	57,340	48,286	111,347	100,400
Loss from operations	(38,563)	(17,268)	(66,066)	(36,588)
Interest expense	(1,062)	(896)	(2,092)	(1,783)
Loss on forward sale of Series B Preferred Stock	(22,289)	—	(60,081)	—
Loss on bridge loans	(3,064)	—	(13,719)	—
Other income (expense), net	(174)	504	(56)	219
Loss before income taxes	(65,152)	(17,660)	(142,014)	(38,152)
Income tax benefit	1,613	517	2,187	2,188
Net loss	$(63,539)	$(17,143)	$(139,827)	$(35,964)
Net loss per share, basic and diluted	$(0.82)	$(0.23)	$(1.81)	$(0.48)
Shares used in computing net loss per share, basic and diluted	77,821	75,452	77,430	75,084
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(63,539)	$(17,143)	$(139,827)	$(35,964)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(485)	47	(635)	(396)
Net change in unrealized gain (loss) on investments	(711)	—	(711)	—
Other comprehensive income (loss), net of tax	(1,196)	47	(1,346)	(396)
Comprehensive loss	$(64,735)	$(17,096)	$(141,173)	$(36,360)

See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	278	—	(89)	—	—	(89)
Issuance of common stock from option exercises	2	—	2	—	—	2
Stock-based compensation expense	—	—	4,042	—	—	4,042
Net loss	—	—	—	—	(76,288)	(76,288)
Other comprehensive loss, net of tax	—	—	—	(150)	—	(150)
Balance as of March 31, 2022	77,199	$77	$835,379	$(1,057)	$(812,286)	$22,113
Issuance of restricted stock, net of shares withheld for taxes, and other	1,119	1	(89)	—	—	(88)
Issuance of common stock under ESPP	309	1	496	—	—	497
Issuance of common stock from option exercises	27	—	96	—	—	96
Stock-based compensation expense	—	—	4,663	—	—	4,663
Net loss	—	—	—	—	(63,539)	(63,539)
Other comprehensive loss, net of tax	—	—	—	(1,196)	—	(1,196)
Balance as of June 30, 2022	78,654	$79	$840,545	$(2,253)	$(875,825)	$(37,454)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(525)	—	—	(525)
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net loss	—	—	—	—	(18,821)	(18,821)
Other comprehensive loss, net of tax	—	—	—	(443)	—	(443)
Balance as of March 31, 2021	74,963	$75	$818,776	$(331)	$(695,582)	$122,938
Issuance of restricted stock, net of shares withheld for taxes, and other	1,028	1	(1,028)	—	—	(1,027)
Issuance of common stock under ESPP	139	—	685	—	—	685
Issuance of common stock from option exercises	36	—	209	—	—	209
Stock-based compensation expense	—	—	3,741	—	—	3,741
Net loss	—	—	—	—	(17,143)	(17,143)
Other comprehensive loss, net of tax	—	—	—	47	—	47
Balance as of June 30, 2021	76,166	$76	$822,383	$(284)	$(712,725)	$109,450

See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(139,827)	$(35,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	60,081	—
Loss on bridge loans	13,719	—
Stock-based compensation expense	8,705	7,418
Amortization of developed technology	5,928	5,965
Depreciation and amortization	1,878	1,851
Provision for excess and obsolete inventory	4,597	1,248
Impairment of intangible	3,526	—
Amortization of debt discounts, premiums and issuance costs	423	211
Other non-cash items	176	328
Changes in assets and liabilities:
Accounts receivable, net	7,277	9,419
Inventories, net	(6,484)	(7,489)
Prepaid expenses and other assets	(1,304)	(2,593)
Accounts payable	(1,712)	1,903
Accrued compensation and related benefits	3,598	(5,359)
Deferred revenue	(1,557)	(619)
Other liabilities	(4,602)	(3,884)
Net cash used in operating activities	(45,578)	(27,565)
Investing activities
Purchases of investments	(137,302)	—
Proceeds from NIH Contract	—	2,000
Purchases of property and equipment	(1,806)	(11,095)
Net cash used in investing activities	(139,108)	(9,095)
Financing activities
Proceeds from bridge loans	25,000	—
Proceeds from issuance of Series B Preferred Stock	225,000	—
Repayment of advances under credit agreement	(6,838)	—
Repayment of long-term debt	—	(501)
Payment of equity issuance costs	(12,547)	—
Proceeds from exercise of stock options	98	209
Proceeds from stock issuance of ESPP	497	685
Payments for taxes related to net share settlement of equity awards and other	(177)	(1,552)
Net cash provided by (used in) financing activities	231,033	(1,159)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(437)	162
Net increase (decrease) in cash, cash equivalents and restricted cash	45,910	(37,657)
Cash, cash equivalents and restricted cash at beginning of period	29,467	69,536
Cash, cash equivalents and restricted cash at end of period	$75,377	$31,879

Supplemental disclosures of cash flow information
Cash paid for interest	$1,679	$1,520
Cash paid for income taxes, net of refunds	$638	$1,418
Asset retirement obligations	$717	$703
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
1. Description of Business
Standard BioTools Inc. (Standard BioTools, the Company, we, our or us) is driven by a bold vision – unleashing tools to accelerate breakthroughs in human health. Standard BioTools has an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, we provide reliable and repeatable insights in health and disease using our proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. Standard BioTools works with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.
The Company, formerly known as Fluidigm Corporation, changed its name to Standard BioTools Inc. in April 2022, in connection with the completion of the Private Placement Issuance discussed in Note 3. The Company was founded in 1999 and is headquartered in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of June 30, 2022, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated upon consolidation.
In the audited financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the SEC on March 8, 2022, we disclosed that we had performed an assessment to determine whether there were conditions or events, considered in the aggregate, that raised substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. We believed that our then-current level of cash and cash equivalents, together with committed financing facilities, were not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. We subsequently closed the $225 million Series B Preferred Equity Financing, as defined in Note 3. The completion of this financing eliminated the doubt about the Company’s ability to continue as a going concern. See Note 3 for further discussion.
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
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the SEC on March 8, 2022.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates on historical experience, the current economic environment and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of COVID-19 and the war in Ukraine. Accounting matters that rely on forecasted financial information included, but were not limited to, our inventory, and related reserves, and the carrying value of goodwill and other long-lived assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements. We also use significant judgment in determining the fair value of financial instruments, including debt and equity instruments.
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
The components of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2022 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Ending balance at December 31, 2021	$(907)	$—	$(907)
Other comprehensive income (loss)	(150)	—	(150)
Ending balance at March 31, 2022	$(1,057)	$—	$(1,057)
Other comprehensive income (loss)	(485)	(711)	(1,196)
Ending balance at June 30, 2022	$(1,542)	$(711)	$(2,253)
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Stock options, restricted stock units and performance awards	14,955	7,944
Series B Preferred Stock	75,164	—
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	4,741	809
2014 Convertible Notes	10	10
Total	113,836	27,729

Potentially dilutive securities in the above table include the impact of the Series B Preferred Stock defined in Note 3. See Note 3 for further discussion.
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
Our stockholders approved the Charter Amendment Proposal and Private Placement Issuance Proposal on April 1, 2022. The Private Placement Issuance closed on April 4, 2022. Upon closing, 225,000 shares of Series B Preferred Stock were issued in accordance with the Purchase Agreements and the Bridge Loans converted into 30,559 shares of Series B Preferred Stock, for a total of 255,559 shares of Series B Preferred Stock. The proceeds of the Private Placement Issuance have been and will be used to fund expenses related to the Private Placement Issuance, as well as working capital, general corporate purposes and potential future merger and acquisition opportunities that we may identify from time to time.
Series B Redeemable Preferred Stock
Preferred stock is classified as debt, equity or mezzanine equity based on its redemption features. Preferred stock with redemption features outside of the control of the issuer, such as contingent redemption features, is classified as mezzanine equity. We recorded the Series B Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the condensed consolidated balance sheet as of June 30, 2022 because it had features, such as change of control and liquidation preference, which are outside of the issuer’s control. Subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is unnecessary as it is not probable that the instrument will become redeemable.
Upon closing, the value of the Bridge Loans and the Purchase Agreements, discussed in detail below, were reclassified and included in the carrying value of the Series B Redeemable Preferred Stock. The carrying value of the Series B Redeemable Preferred Stock as of April 4, 2022 was $311.3 million and was unchanged as of June 30, 2022. The components of the carrying value of the Series B Redeemable Preferred Stock are as follows (in thousands):

June 30, 2022
Proceeds from Purchase Agreements	$225,000
Proceeds from Bridge Loans	25,000
Loss on Forward Purchase Agreements	60,081
Loss on Bridge Loans	13,719
Less equity issuance costs	(12,547)
Total Series B Redeemable Preferred Stock	$311,253
The Series B Preferred Stock Certificates of Designations contain several conversion rights, redemption features and other key provisions described below.

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
Series B Convertible Preferred Stock Purchase Agreements
The Purchase Agreements for the issuance of 225,000 shares of Series B Preferred Stock for $225 million at a future date, were accounted for as forward sales contracts at fair value in accordance with ASC 480 Distinguishing Liabilities from Equities because the Series B Preferred Stock included certain contingent redemption features which created an obligation for the Company to repurchase its shares. The fair value of the Series B Preferred Stock payable portion of the forward sales contracts was determined using a Monte Carlo Simulation (MCS). The MCS analysis used a random-walk process to simulate the value of our common stock and the resulting impact on the value of our Series B Preferred Stock, given the convertibility of the Series B Preferred Stock into cash or our common stock under several scenarios, as well as various provisions discussed above.
The fair value of the 225,000 shares of Series B Preferred Stock was determined to be $262.8 million as of March 31, 2022 and $285.1 million as of April 4, 2022. The $22.3 million increase in the fair value of the Series B Preferred Stock from March 31, 2022 to April 4, 2022 is included in the loss on forward sale of Series B Preferred Stock on the condensed consolidated statement of operations for the three months ended June 30, 2022. The loss is primarily due to the increase in our common share price from $3.59 per share on March 31, 2022 to $3.99 per share on April 4, 2022. The $60.1 million loss on forward sales of Series B Preferred Stock for the six months ended June 30, 2022 reflected the increase in the share price of our common stock from $2.84 at the inception of the contracts to $3.99 per share value as of April 4, 2022 and the value of the various conversion rights and key provisions discussed above.
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
The Bridge Loans automatically converted into Series B Preferred Stock upon the closing of the Private Placement Issuance, in accordance with the terms of the Bridge Loan Agreements. The Bridge Loans converted into a number of shares of Series B Preferred Stock equal to (i) the then outstanding principal amount of the applicable Bridge Loan (including any interest added to the original principal amount thereof) plus accrued and unpaid interest (together, the Conversion Amount) on the Bridge Loans divided by $1,000 multiplied by (ii) the Conversion Price (as defined in the Series B Certificates of Designations) divided by $2.84.
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
Applying the guidance in ASC 825 Financial Instruments, we elected to record the Bridge Loans at their fair value. We employed a probability‐weighted expected return method in our valuation analysis of the Bridge Loans. Specifically, our analysis contemplated two scenarios: 1) our stockholders approve the transaction (Approval Scenario) and 2) our stockholders do not approve the transaction (Disapproval Scenario). To estimate the fair value of the Bridge Loans pursuant to the Approval Scenario, we employed a Monte Carlo Simulation (MCS) analysis, discussed above, based on the underlying Series B Preferred Stock into which the Bridge Loans were convertible.
The change in fair value of the Bridge Loans from inception to conversion on April 4, 2022 is included as a non-operating loss on Bridge Loans in the condensed consolidated statement of operations. The loss on Bridge Loans was $3.1 million for the three months ended June 30, 2022 and $13.7 million for the six months ended June 30, 2022. The losses were attributable to the increases in our share price from the prior quarter end and from inception of the Bridge Loans to the April 4, 2022 closing date, respectively. In addition, as required under the fair value option, issuance costs associated with the Bridge Loans of $0.2 million were recognized in selling, general and administrative expenses in the first quarter of 2022.
4. NIH Contract
In 2020, we were awarded the NIH Contract under the RADx program to support the expansion of our production capacity and throughput capabilities for COVID-19 testing with our microfluidics technology. We completed the required milestones in 2021 and received the total NIH Contract value of $34.0 million. Proceeds from the NIH Contract have been used primarily for capital expenditures to expand production capacity and, to a lesser extent, to offset applicable operating costs. Grant proceeds that exceed the cost of the capital expenditures and expenses that have been and are expected to be incurred are recorded in other non-operating income on the condensed consolidated statement of operations.

The following table summarizes the activity under the NIH Contract as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash receipts from milestones achieved	$34,016	$34,016
Cumulative amounts applied against operating costs (excluding depreciation)	(4,526)	(4,522)
Cumulative amounts applied against depreciation expense for assets placed in service	(2,358)	(703)
Cumulative amounts recognized as non-operating income	(7,140)	(7,140)
Total deferred grant income	$19,992	$21,651

Assets placed in service, gross	$20,776	$16,890
Construction-in-progress	1,044	3,909
Cumulative amounts applied against depreciation expense for assets placed in service	(2,358)	(703)
Carrying value of property and equipment, net	19,462	20,096
Estimated future capital expenditures	530	1,555
Total deferred grant income	$19,992	$21,651

Deferred grant income, current	$3,729	$3,535
Deferred grant income, non-current	16,263	18,116
Total deferred grant income	$19,992	$21,651
Deferred grant income, current on our condensed consolidated balance sheet represents the amounts expected to be offset against depreciation expense over the next twelve months. Deferred grant income, non-current includes amounts expected to be offset against depreciation expense in future later periods.
We expect to spend $22.4 million on capital expenditures associated with the NIH Contract. As of June 30, 2022, we have placed $20.8 million of assets in service and expect to place the remaining assets in service by the end of 2022.

5. Revenue
Disaggregation of Revenue
The following table presents our revenue based upon the geographic location of our customers’ facilities and by source for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Geographic Markets
Americas	$9,433	$16,120	$22,363	$34,643
EMEA	5,669	9,220	14,278	18,362
Asia-Pacific	3,675	5,678	8,640	10,807
Total revenue	$18,777	$31,018	$45,281	$63,812

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Source
Instruments	$2,661	$10,179	$10,184	$17,887
Consumables	9,558	12,448	22,039	29,468
Product revenue	12,219	22,627	32,223	47,355
Service revenue	5,806	6,627	11,950	12,913
Development revenue	356	850	444	2,330
Other revenue:
License and royalty revenue	396	93	664	93
Grant revenue	—	821	—	1,121
Total other revenue	396	914	664	1,214
Total revenue	$18,777	$31,018	$45,281	$63,812

Unfulfilled Performance Obligations
We reported $17.9 million of deferred revenue on our December 31, 2021 consolidated balance sheet. During the six months ended June 30, 2022, $7.1 million of the opening balance was recognized as revenue and $5.7 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At June 30, 2022, we reported $16.5 million of deferred revenue.
We expect to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed on June 30, 2022 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2022 remainder of the year	$7,819
2023	7,759
2024	3,887
Thereafter	2,478
Total	$21,943
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

Customer Concentration
We had an outstanding trade accounts receivable of $1.1 million from one customer which represented more than 10% of our total accounts receivable, net as of June 30, 2022. No customer had an outstanding trade accounts receivable balance that represented more than 10% of total accounts receivable, net as of December 31, 2021.
6. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS in February 2014, we recognized goodwill of $104.1 million and $112.0 million of developed technology. In the first quarter of 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill from the InstruNor acquisition and $5.4 million (Euro 4.9 million) of developed technology.
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the ongoing global COVID-19 pandemic and macroeconomic developments to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of our reporting unit or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. Due to the significant decline in our share price since the prior quarter end, we performed an analysis of our goodwill as of June 30, 2022 and concluded that no impairment charge was necessary.
In June 2022, the decision was made to discontinue further development on the product lines supported by the InstruNor developed technology. As there are no future cash flows attributable to this asset group, an impairment charge of $3.5 million was recognized, representing the remaining carrying value of the intangible asset.
Intangible assets also include other patents and licenses, which are included in other non-current assets. Intangible assets, net, were as follows (in thousands):

	June 30, 2022
	Gross Amount	Accumulated Amortization and Impairment	Net	Weighted-Average Amortization Period
Developed technology	$117,070	$(98,870)	$18,200	10.0 years
Patents and licenses	$11,254	$(10,337)	$917	7.0 years

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,503	$(89,576)	$27,927	9.9 years
Patents and licenses	$11,257	$(10,000)	$1,257	7.0 years
Total amortization expense was $3.2 million for both the three months ended June 30, 2022 and 2021. Total amortization expense for the six months ended June 30, 2022 and 2021 was $6.3 million and $6.4 million, respectively. The $3.5 million impairment charge on InstruNor’s developed technology intangible asset was recorded in research and development expense and is reflected in accumulated amortization in the above table.

Based on the carrying value of intangible assets as of June 30, 2022, our estimated future amortization expense is as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2022 remainder of the year	$5,600	$338	$5,938
2023	11,200	572	11,772
2024	1,400	7	1,407
Total	$18,200	$917	$19,117

7. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$74,361	$28,451
Restricted cash	1,016	1,016
Total cash, cash equivalents and restricted cash	$75,377	$29,467
Short-term restricted cash of approximately $16 thousand is included in prepaid expenses and other current assets and $1.0 million of non-current restricted cash is included in other non-current assets in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.
Inventories, net
Inventories, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$12,353	$9,345
Work-in-process	288	867
Finished goods	10,150	10,613
Total inventories, net	$22,791	$20,825
Property and Equipment, net
Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Laboratory and manufacturing equipment	33,621	30,260
Leasehold improvements	12,332	12,095
Computer equipment and software	5,876	5,759
Office furniture and fixtures	2,034	2,074
Property and equipment, gross	53,863	50,188
Less accumulated depreciation and amortization	(28,669)	(26,703)
Construction-in-progress	2,081	4,549
Property and equipment, net	$27,275	$28,034

Accrued Compensation and Related Benefits
Accrued compensation and related benefits, which are included in current liabilities on the condensed consolidated balance sheet consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued incentive compensation	$264	$14
Accrued vacation	3,683	3,388
Accrued payroll taxes and other	1,266	1,411
Accrued severance and retention payments	3,363	107
Accrued compensation and related benefits	$8,576	$4,920

Warranties
Accrued warranty is included in current other accrued liabilities on our condensed consolidated balance sheet. Activity for our warranty accrual for the six months ended June 30, 2022 and 2021 is summarized below (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$1,170	$1,663
Accrual for current period warranties	566	220
Warranty costs incurred	(590)	(522)
Ending balance	$1,146	$1,361

8. Debt
2014 Senior Convertible Notes (2014 Notes) and 2019 Senior Convertible Notes (2019 Notes)
The carrying values of the components of the 2014 Notes and 2019 Notes are as follows (in thousands):

	June 30, 2022	December 31, 2021
2.75% 2014 Notes due 2034
Principal amount	$578	$578
Unamortized debt discount	(8)	(8)
Unamortized debt issuance cost	(2)	(2)
Net carrying value of 2014 Notes	$568	$568

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,184)	(1,408)
Net carrying value of 2019 Notes	$53,816	$53,592
Net carrying value of all Notes	$54,384	$54,160
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

As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. As of June 30, 2022, there was $0.6 million aggregate principal of the 2014 Notes outstanding.
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
The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of our common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to our exercise of the Issuer’s Conversion Option or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest.
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
Revolving Credit Facility and Term Loan, net
The carrying values of our term loan and advances under the Credit Facility are as follows (in thousands):

	June 30, 2022	December 31, 2021
Term Loan
Principal amount	$10,000	$10,000
End of term fee accretion	187	79
Unamortized debt issuance cost	(25)	(30)
Net carrying value of term loan	$10,162	$10,049

Revolving Credit Facility
Carrying value of advances under credit agreement	$—	$6,838
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
The interest rate on advances made under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25%. Interest on any outstanding amounts is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. Total availability under the Revolving Credit Facility as of June 30, 2022 was $8.1 million. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2022.
As of June 30, 2022, the Term Loan Facility was fully drawn. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. The effective interest rate on the Term Loan Facility, reflecting the impact of debt issuance costs, the end-of-term fee and expected timing of principal repayment was 6.3% as of June 30, 2022.
9. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms of less than one year to eight years. Some leases contain options to extend the lease, usually for up to five years, and termination options.
Supplemental balance sheet information related to leases was as follows as of June 30, 2022 and December 31, 2021 (in thousands, except for discount rate and lease term):

	June 30, 2022	December 31, 2021
Operating lease right-of-use buildings	$43,419	$43,457
Operating lease right-of-use equipment	77	84
Operating lease right-of-use vehicles	579	676
Total operating lease right-of-use assets, gross	44,075	44,217
Accumulated amortization	(8,663)	(7,098)
Total operating lease right-of-use assets, net	$35,412	$37,119

Operating lease liabilities, current	$3,293	$3,053
Operating lease liabilities, non-current	35,732	37,548
Total operating lease liabilities	$39,025	$40,601

Weighted average remaining lease term (in years)	7.3	7.7
Weighted average discount rate per annum	11.8%	11.7%

10. Fair Value of Financial Instruments
The following tables summarize our cash, cash equivalents and available-for-sale securities that were measured at fair value by significant investment category within the fair value hierarchy (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash and money market funds	$74,361	$—	$—	$74,361	$74,361	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash, cash equivalents and restricted cash	$75,377	$—	$—	$75,377	$74,361	$—	$1,016
Available-for-sale:
Level I:
U.S. treasury securities	$137,561	$—	$(711)	$136,850	$—	$136,850	$—
Total	$212,938	$—	$(711)	$212,227	$74,361	$136,850	$1,016

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash and money market funds	$28,451	$—	$—	$28,451	$28,451	$—	$—
Cash-restricted	1,016	—	—	1,016	—	—	1,016
Total cash, cash equivalents and restricted cash	$29,467	$—	$—	$29,467	$28,451	$—	$1,016
Available-for-sale:
Level I:
U.S. treasury securities	$—	$—	$—	$—	$—	$—	$—
Total	$29,467	$—	$—	$29,467	$28,451	$—	$1,016
Cash and cash equivalents are Level I measurements. There were no transfers between Level I and Level II measurements, and no changes in the valuation techniques used during the six months ended June 30, 2022.
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

The following table summarizes the par value, carrying value and the estimated fair value of our debt as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022			December 31, 2021
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Convertible Notes:
2014 Notes	$578	$568	$467	$578	$568	$601
2019 Notes	55,000	53,816	49,970	55,000	53,592	81,880
Total Notes	$55,578	$54,384	$50,437	$55,578	$54,160	$82,481
Term loan, net	$10,000	$10,162	$9,168	$10,000	$10,049	$10,113
Advances under revolving credit agreement	$—	$—	$—	$6,838	$6,838	$6,838
Total debt	$65,578	$64,546	$59,605	$72,416	$71,047	$99,432

11. Shareholders’ Equity
On April 1, 2022, our stockholders approved the Charter Amendment Proposal and Private Placement Issuance Proposal discussed in Note 3. The Private Placement Issuance closed on April 4, 2022 and we issued 255,559 shares of Series B Preferred Stock. In connection with the closing, we adopted the 2022 Inducement Equity Incentive Plan (2022 Inducement Plan) with an initial reserve for issuance of approximately 9.5 million shares.
Following stockholder approval of the Charter Amendment Proposal and the Private Placement Issuance Proposal, our name was changed to Standard BioTools Inc. Shortly after the closing of the Private Placement Issuance, we also changed the trading symbol for our common stock on the Nasdaq Global Select Market to LAB. Upon the closing of the Private Placement Issuance, Dr. Michael Egholm was appointed as our President and Chief Executive Officer and as a member of the Board of Directors.
Common Shares Reserved
As of June 30, 2022, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

In thousands	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Stock Units at Maximum	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,498	1,067	1,112
2011 Equity Incentive Plan	1,724	6,228	3,191
2017 Inducement Award Plan	159	27	—
DVS Sciences Inc. 2010 Equity Incentive Plan	6	—	—
2017 Employee Stock Purchase Plan	—	—	2,324
	8,387	7,322	6,627
Included in the securities to be issued upon release of restricted stock units (RSUs) and performance stock units (PSUs) are the maximum number of shares that could be issued for performance share unit awards, which can vest at 0%-200% of the number of awards granted. The number of shares available for future issuance also reflects PSU awards granted at the maximum number of shares that could be issued under these awards.
12. Stock-Based Plans
Our board of directors sets the terms, conditions, and restrictions related to our 2017 Employee Stock Purchase Plan (ESPP) and the grant of stock options, RSUs and performance-based awards under our equity incentive plans. Our board of directors determines the number of awards to grant and also sets the vesting criteria.

In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, subject to the employees’ continued employment. We may grant RSUs with different vesting terms from time to time.
Stock options granted under our 2022 Inducement Plan and 2011 Equity Incentive Plan (2011 Plan) have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.
For performance-based share awards, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
2011 Equity Incentive Plan
In January 2011, our board of directors adopted the 2011 Plan under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, PSUs and performance shares may be granted to our employees, directors, and consultants. In April 2019, our board of directors authorized, and in June 2019, our stockholders approved an amendment and restatement of the 2011 Plan to make various changes, including increasing the number of shares reserved for issuance by approximately 5.0 million shares and extending the term of the 2011 Plan until April 2029. In May 2020, our board of directors authorized, and in June 2020, our stockholders approved, an increase of 1.4 million shares reserved for issuance under the 2011 Plan. In April 2021, our board of directors authorized, and in May 2021, our stockholders approved, an additional increase of 4.1 million shares reserved for issuance under the 2011 Plan.
2022 Inducement Equity Incentive Plan
As discussed in Note 11, we adopted the 2022 Inducement Plan in April 2022 and reserved 9.5 million shares of common stock for the issuance of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs. In accordance with Nasdaq listing rules, equity awards issued under the 2022 Inducement Plan are restricted to individuals who are not already employees or directors of the Company. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the 2011 Plan.
Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	5,141	$5.18
RSU granted	3,055	$3.39
RSU released	(1,464)	$4.70
RSU forfeited	(918)	$4.36
Balance at June 30, 2022	5,814	$4.46
As of June 30, 2022, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $21.7 million. We expect to recognize those costs over a weighted average period of 2.5 years.

Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2021	1,597	$7.08	5.6	$82
Options granted	7,810	$3.91		$—
Options exercised	(29)	$3.44		$8
Options forfeited	(991)	$4.51		$—
Balance as of June 30, 2022	8,387	$4.44	8.9	$2
Vested at June 30, 2022	1,861	$6.35	6.0	$2
Unvested awards at June 30, 2022	6,526	$3.90	9.8	$—
_______
(1)Aggregate intrinsic value as of June 30, 2022 was calculated as the difference between the closing price per share of our common stock on the last trading day of June 30, 2022, which was $1.60, and the exercise price of the options, multiplied by the number of in-the-money options.
The majority of the options granted during 2022 were under the 2022 Inducement Plan and awarded to new members of our management team.
As of June 30, 2022, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $16.2 million. We expect to recognize those costs over a weighted average period of 3.8 years.
Performance Stock Units:
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
Activity under the TSR-based PSUs was as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	1,210	$10.11
PSU granted	—	$—
Performance adjustment for 2019 awards	(341)	$16.97
PSU released	—	$—
PSU forfeited	(115)	$7.66
Balance at June 30, 2022	754	$6.56
As of June 30, 2022, the unrecognized compensation costs related to these awards were $2.1 million. We expect to recognize those costs over a weighted average period of 1.4 years.
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
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units, stock options and performance stock units	$4,569	$3,566	$8,511	$7,039
Employee stock purchase plan	94	175	194	379
Total stock-based compensation	$4,663	$3,741	$8,705	$7,418
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
We recorded a tax benefit of $1.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Higher losses in our foreign operations in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 resulted in a higher tax benefit for our foreign operations for the three months ended June 30, 2022 compared to the prior year period. For both the six months ended June 30, 2022 and 2021, we recorded a tax benefit of $2.2 million. While the amounts of income tax benefit were approximately the same for both periods, the effective tax rate decreased due to higher pre-tax losses for the six months ended June 30, 2022.
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
Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the six months ended June 30, 2022 and 2021, respectively, we did not recognize any material interest or penalties related to uncertain tax positions.
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
A summary table of our revenue by geographic areas of our customers and by product and services for the three and six months ended June 30, 2022 and 2021 is included in Note 5 to the condensed consolidated financial statements.
Revenue from customers in the United States represented $8.8 million, or 47% of total revenues, and $15.5 million, or 50% of total revenues, for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, revenue from domestic customers totaled $20.6 million, or 46% of total revenues, and $33.7 million, or 53% of total revenues, respectively.

Revenue from customers in China represented $1.6 million, or 9% of total revenues, and $2.5 million, or 8% of total revenues, for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, revenue from customers in China totaled $4.5 million, or 10% of total revenues, and $5.5 million, or 9% of total revenues, respectively. With the exception of China, no foreign country had revenue in excess of 10% of total revenues during any of the periods presented.

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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our now-former Chief Executive Officer and our Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021 and, on February 14, 2022, the Court granted defendants’ motion and dismissed the second amended complaint with prejudice. The plaintiff has appealed the decision, and the appeal remains pending before the U.S. Court of Appeals for the Ninth Circuit. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
16. Subsequent Events
On August 8, 2022, we announced a restructuring plan, including a reduction in force. In addition, we will also seek to reduce leased office space and other operating expenses. The purpose of the restructuring plan is to improve operational efficiency and operating costs and better align our workforce with the current needs of our business.
We currently expect cash expenses related to the reduction in force, consisting primarily of severance and termination benefits and related costs, to be in the range of $3 million to $5 million. At this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts to be incurred for every major type of restructuring cost, including the leased office space reduction charges. We expect to recognize the restructuring costs over the next four quarters. These estimates are subject to a number of assumptions, and actual results may differ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools Inc. MD&A is provided as a supplement to, and should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies, our restructuring and reduction-in-force plans, financing plans, expansion of our business, competitive position, industry environment, potential growth opportunities, market growth expectations, and the effects of competition and public health crises (including the COVID-19 pandemic) on our business, the global supply chain, and our customers, suppliers, and other business partners. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
Standard BioTools™, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, AccuLift™, Advanta™, Atlas™, Biomark™, Biomark X™, Bringing new insights to life™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, GeckoGrip™, Helios™, High-Precision 96.96 Genotyping™, HTI™, HTI+™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health” ™, and Xgrade™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
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
•Overview
•Recent Developments
•Critical Accounting Policies, Significant Judgments and Estimates
•Recent Accounting Changes and Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources
Overview
Standard BioTools Inc. is driven by a bold vision – unleashing tools to accelerate breakthroughs in human health. We have an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, we provide reliable and repeatable insights in health and disease using our proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. We work with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.
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
Our total revenue for the six months ended June 30, 2022 and 2021 was $45.3 million and $63.8 million, respectively. We have incurred significant net losses since our inception in 1999 and, as of June 30, 2022, our accumulated deficit was $875.8 million.
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
Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of the Purchasers pursuant to which, among other things, at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of our stockholders, we issued and sold an aggregate of $225 million of convertible preferred stock on April 4, 2022, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share to Casdin; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000 per share to Viking (the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance). The proceeds from the Private Placement Issuance have been and will be used for expenses related to the Private Placement Issuance, as well as working capital, general corporate purposes and potential future merger and acquisition opportunities that we may identify from time to time.
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
On April 4, 2022, following stockholder approval of the Charter Amendment Proposal and the Private Placement Issuance Proposal, we received $225 million, before expenses, and issued 225,000 shares of Series B Preferred Stock, pursuant to the Purchase Agreements. The Bridge Loans converted into 30,559 shares of Series B Preferred Stock. With the approval of the proposals, our name was changed to Standard BioTools Inc. Shortly after the closing of the Private Placement Issuance we also changed our trading symbol for our common stock to LAB. Upon the closing of the Private Placement Issuance, Dr. Michael Egholm was appointed as the Company’s President and Chief Executive Officer and as a member of the Board of Directors.
Business Update
We expect to use the cash from the Private Placement Issuance to help realize identified growth and cost opportunities and allow for new growth drivers as we pursue and consolidate complementary technologies across the life science ecosystem.
Our newly assembled management team is focused on streamlining our operations for efficiency and cost reduction, using our Standard BioTools Business Systems (SBS) approach. On August 8, 2022, we announced that a phased restructuring plan, including a reduction in force, was underway which is expected to significantly lower operating cash usage beginning in the second half of 2022. The purpose of the restructuring plan is to improve efficiency and operating costs and better align our workforce with the current needs of our business.
As part of the restructuring, the following steps are being taken:
•Right Sizing General and Administrative Expenses. We plan to significantly lower general and administrative spend through a reduction in headcount and a decrease in office space to better align our spend with our streamlined operations. Specifically, we plan to reduce our real estate footprint, including our headquarters location in South San Francisco while fostering remote work for certain employees. Beyond these near-term initiatives, we will pursue continued process optimization through a focused SBS-based approach which may result in additional cost savings and will direct resources into areas with the highest impact to the business.
•Right Sizing Microfluidics Business. We will significantly reduce investment in research and development and marketing while narrowing our commercial focus to high value niche markets for specialized applications for which the platform is ideally suited. In addition, we plan to pursue additional OEM opportunities, similar to our relationship with Olink® Bioscience, as a lower cost and more efficient go-to-market approach.
•Portfolio Rationalization. We are rationalizing our product portfolio by discontinuing our laser capture microdissection (LCM), and Flow Conductor offerings, while deemphasizing our diagnostics/COVID-19 activities. Revenues from these product lines are not significant.
We currently expect cash expenses related to the reduction in force, consisting primarily of severance and termination benefits and related costs, to be in the range of $3 million to $5 million. At this time, we are not able, in good faith, to make a determination of the estimated amount or range of amounts to be incurred for every major type of restructuring cost, including the leased office space reduction charges. Upon the determination of such amounts, we expect to provide an update as such information becomes available. We expect to recognize the restructuring costs over the next four quarters. These estimates are subject to a number of assumptions, and actual results may differ.
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
Recent Accounting Pronouncements
None.
Results of Operations
The following table presents our historical condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$18,777	100%	$31,018	100%	$45,281	100%	$63,812	100%
Costs and expenses
Cost of product revenue	12,738	68	12,730	41	25,077	55	24,393	38
Cost of service revenue	1,612	9	1,867	6	3,540	8	3,957	6
Research and development	12,606	67	9,441	30	21,471	47	20,194	32
Selling, general and administrative	30,384	162	24,248	78	61,259	135	51,856	81
Total costs and expenses	57,340	306	48,286	156	111,347	245	100,400	157
Loss from operations	(38,563)	(206)	(17,268)	(56)	(66,066)	(145)	(36,588)	(57)
Interest expense	(1,062)	(6)	(896)	(3)	(2,092)	(5)	(1,783)	(3)
Loss on forward sale of Series B Preferred Stock	(22,289)	(119)	—	—	(60,081)	(133)	—	—
Loss on bridge loans	(3,064)	(16)	—	—	(13,719)	(30)	—	—
Other income (expense), net	(174)	(1)	504	2	(56)	—	219	—
Loss before income taxes	(65,152)	(348)	(17,660)	(57)	(142,014)	(313)	(38,152)	(60)
Income tax benefit	1,613	9	517	2	2,187	5	2,188	3
Net loss	$(63,539)	(339)%	$(17,143)	(55)%	$(139,827)	(308)%	$(35,964)	(56)%

Revenue
We generate revenue primarily from sales of our products and services and by entering into product development agreements, license and royalty agreements, and grants. Our product revenue consists of sales of instruments and consumables.

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
Development Revenue. In March 2020, we entered into an OEM Supply and Development Agreement with a customer to develop OEM products based on our microfluidics technology. The agreement provided for up-front and periodic milestone payments during its development stage, which was completed during the third quarter of 2021, and $0.4 million of annual on-going payments for sustaining efforts. We recognized $0.4 million and $0.9 million of development revenue during the three months ended June 30, 2022 and 2021, respectively. We recognized $0.4 million and $2.3 million of development revenue during the six months ended June 30, 2022 and 2021, respectively.
Grant Revenue. During the three and six months ended June 30, 2021 we recognized $0.8 million and $1.1 million of grant revenue for research and development services performed under a contract we entered into in the second half of 2019. The contract was completed during the third quarter of 2021.
License Revenue. We recognize revenue from license agreements when the contract has been signed, the license has been transferred to the customer and the customer is able to use and benefit from the license. During the three months ended June 30, 2022 and 2021, we recognized $0.4 million and $0.1 million of license revenue, respectively. During the six months ended June 30, 2022 and 2021, we recognized $0.7 million and $0.1 million of license revenue, respectively.
No single customer represented more than 10% of total revenues for any of the periods presented in this report. Revenue from our five largest customers represented 17%, and 24% of total revenue, for the three months ended June 30, 2022, and 2021, respectively. For the six months ended June 30, 2022 and 2021, revenue from our five largest customers represented 18%, and 24% of total revenues, respectively.
The following table presents our revenue by source for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2022		2021			2022		2021
Revenue:
Instruments	$2,661	14%	$10,179	33%	(74)%	$10,184	22%	$17,887	28%	(43)%
Consumables	9,558	52	12,448	40	(23)%	22,039	50	29,468	46	(25)%
Product revenue	12,219	66	22,627	73	(46)%	32,223	72	47,355	74	(32)%
Service revenue	5,806	31	6,627	21	(12)%	11,950	26	12,913	20	(7)%
Product and service revenue	18,025	97	29,254	94	(38)%	44,173	98	60,268	94	(27)%
Development revenue	356	1	850	3	(58)%	444	1	2,330	4	(81)%
Grant revenue	—	—	821	3	(100)%	—	—	1,121	2	(100)%
License revenue	396	2	93	—	326%	664	1	93	—	614%
Total revenue	$18,777	100%	$31,018	100%	(39)%	$45,281	100%	$63,812	100%	(29)%
The following table presents our revenue based upon the geographic location of our customers’ facilities for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2022		2021			2022		2021
Americas	$9,433	50%	$16,120	52%	(41)%	$22,363	49%	$34,643	54%	(35)%
EMEA	5,669	30%	9,220	30%	(39)%	14,278	32%	18,362	29%	(22)%
Asia-Pacific	3,675	20%	5,678	18%	(35)%	8,640	19%	10,807	17%	(20)%
Total revenue	$18,777	100%	$31,018	100%	(39)%	$45,281	100%	$63,812	100%	(29)%

Total Revenue
Three months ended June 30, 2022
Total revenue decreased by $12.2 million, or 39%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven primarily by a decline in product revenue. Instruments revenue fell by $7.5 million, or 74%, while consumables revenue declined by $2.9 million, or 23%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. A stronger dollar negatively impacted the Company’s total revenues by approximately 4.0 percent.
Americas revenue decreased by $6.7 million, or 41%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decline was primarily due to lower instruments revenue and a sharp decline in demand for COVID-19 testing products. EMEA revenue decreased by $3.6 million, primarily driven by a decline in instruments revenue and to a lesser extent, lower consumables revenue. A stronger dollar negatively impacted EMEA revenues by approximately 10.0 percent. In Asia-Pacific, revenue decreased by $2.0 million, or 35%, for three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decline in instruments revenue, and to a lesser extent, consumables revenue.
Six months ended June 30, 2022
Total revenue decreased by $18.5 million, or 29%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a $7.7 million decline in instruments revenue and $7.4 million decline in consumables revenue. A stronger dollar negatively impacted the Company’s total revenues by approximately 3.0 percent.
Americas revenue decreased by $12.3 million, or 35%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decline was primarily attributable to a reduction in product revenue driven by the sharp decline in the demand for COVID-19 testing products, lower instruments revenue and a $1.9 million reduction in development revenue. EMEA revenue decreased by $4.1 million primarily driven by a decline in mass cytometry instruments and, to a lesser extent, lower consumables revenue. A stronger dollar negatively impacted EMEA revenues by approximately 6.0 percent. In Asia-Pacific, revenue decreased by $2.2 million, or 20%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decline in consumables revenue.
Product and Service Revenue. The following tables present the split of product and service revenue between our mass cytometry and microfluidics product categories for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Year-Over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2022		2021			2022		2021
Mass cytometry:
Instruments	$2,295	23%	$7,400	45%	(69)%	$6,665	28%	$12,366	40%	(46)%
Consumables	3,835	38	4,545	27	(16)%	8,601	36	9,122	30	(6)%
Total product revenue	6,130	61	11,945	72	(49)%	15,266	64	21,488	70	(29)%
Service revenue	3,988	39	4,686	28	(15)%	8,382	36	9,173	30	(9)%
Total product and service revenue	$10,118	100%	$16,631	100%	(39)%	$23,648	100%	$30,661	100%	(23)%

Microfluidics:
Instruments	$366	5%	$2,779	22%	(87)%	$3,519	17%	$5,521	19%	(36)%
Consumables	5,723	72	7,903	63	(28)%	13,438	66	20,346	69	(34)%
Total product revenue	6,089	77	10,682	85	(43)%	16,957	83	25,867	88	(34)%
Service revenue	1,818	23	1,941	15	(6)%	3,568	17	3,740	12	(5)%
Total product and service revenue	$7,907	100%	$12,623	100%	(37)%	$20,525	100%	$29,607	100%	(31)%
Mass cytometry revenue decreased by $6.5 million, or 39%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The year-over-year decrease was primarily due to a decrease in legacy instruments revenue. The decline in microfluidics revenue of $4.7 million, or 37%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is attributable to reduced demand for microfluidic instruments and our COVID-19 testing products.

Mass cytometry revenue decreased by $7.0 million, or 23%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The year-over-year decrease was primarily attributable to an overall decrease in legacy mass cytometry instruments revenue. The decline in microfluidics revenue of $9.1 million, or 31%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to reduced demand for microfluidic instruments and COVID-19 testing products.
Product and Service Cost, Product and Service Gross Profit and Product and Service Margin
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty, and provisions for slow-moving and obsolete inventory. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.
Cost of service revenue includes direct labor hours, overhead and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability of material and labor costs required to service instruments.
The following table presents our product and service cost, product and service gross profit, and product and service margin for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2022	2021			2022	2021
Cost of product revenue	$12,738	$12,730	—%		$25,077	$24,393	3%
Cost of service revenue	1,612	1,867	(14)%		3,540	3,957	(11)%
Cost of product and service revenue	$14,350	$14,597	(2)%		$28,617	$28,350	1%

Product and service gross profit	$3,675	$14,657	(75)%		$15,556	$31,918	(51)%
Product and service margin	20.4%	50.1%	(29.7)	ppt	35.2%	53.0%	(17.8)	ppt
Product and service margin decreased by 29.7 percentage points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Increased provisions for excess and obsolete inventory contributed 17.6 percentage points of the decrease in the product and service margin and reflected the impact of the portfolio rationalization discussed in “Recent Developments” above. Provisions for excess and obsolete inventory were $3.7 million, or 20.8%, of product and service revenue for the three months ended June 30, 2022 compared to $0.9 million, or 3.2%, of product and service revenue for the three months ended June 30, 2021. Fixed depreciation and amortization costs on a lower revenue base contributed 5.5 percentage points to the decline in the product and service margin, while other factors, including unfavorable product mix from lower COVID-19 consumables sales and the impact of lower plant utilization for mass cytometry products accounted for the majority of the remaining decline in the product and service gross margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Product and service margin decreased by 17.8 percentage points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Higher provisions for excess and obsolete inventory, reflected the impact of the portfolio rationalization discussed above and contributed 8.3 percentage points of the decrease in the product and service margin. Provisions for excess and obsolete inventory were $4.6 million, or 10.4%, of product and service revenue for the six months ended June 30, 2022 compared to $1.2 million, or 2.1%, of product and service revenue for the six months ended June 30, 2021. Fixed depreciation and amortization costs on a lower revenue base contributed 3.5 percentage points to the decline in the product and service margin, while other factors, including unfavorable product mix from lower COVID-19 consumables sales coupled with the impact of lower plant utilization for mass cytometry products accounted for the majority of the remaining decline in the product and service gross margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Operating Expenses
The following table presents our operating expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2022	2021		2022	2021
Research and development	$12,606	$9,441	34%	$21,471	$20,194	6%
Selling, general and administrative	30,384	24,248	25%	61,259	51,856	18%
Total operating expenses	$42,990	$33,689	28%	$82,730	$72,050	15%
Research and Development
Research and development expense consists primarily of compensation-related costs, product development and material expenses, and other allocated facilities and information technology expenses. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services. Research and development expense also includes costs incurred in conjunction with research grants and product development arrangements. We have made substantial investments in research and development since our inception and expect to continue to do so.
Research and development expense increased by $3.2 million, or 34%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Research and development costs for the three months ended June 30, 2022 included $3.5 million of an impairment charge on certain developmental technology intangibles and $0.4 million for retention bonuses. These increases were partially offset by $1.0 million of lower laboratory supplies and consulting costs. The impairment charge reflected the decision to discontinue certain product lines supported by the InstruNor developed technology intangible, while lower laboratory supplies and consulting costs were due to products launched in the second half of 2021 as well as less project activity.
Research and development expense increased by $1.3 million, or 6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the $3.5 million impairment charge described above, and partially offset by a decrease of $2.3 million in laboratory supplies and consulting costs due to less project activity.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $6.1 million, or 25%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase included $2.7 million in retention bonuses and higher severance costs. Stock-based compensation and salaries increased by $0.9 million and $0.3 million, respectively, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting the impact of new management hires. Legal and consulting fees increased by $1.0 million, reflecting costs associated with the name change and rebranding activities. Travel expenses increased by $0.8 million as COVID-19 related travel restrictions eased and sites visits by senior management increased.
Selling, general and administrative expense increased by $9.4 million, or 18%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase included $4.2 million in severance and retention bonuses. Legal and consulting fees increased by $2.8 million, reflecting the costs of the Private Placement Issuance, as well as costs associated with the name change and rebranding activities. Stock-based compensation increased $1.1 million due to equity grants to the new management team and first quarter 2022 retention grants to existing employees, partially offset by the impact of forfeited equity awards by former employees. Travel expenses increased by $1.0 million as COVID travel restrictions eased and site visits by senior management increased.

Interest Expense and Other Non-Operating Items
The following table presents these items for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2022	2021		2022	2021
Interest expense	$(1,062)	$(896)	19%	$(2,092)	$(1,783)	17%
Loss on forward sale of Series B Preferred Stock	(22,289)	—	NA	(60,081)	—	NA
Loss on bridge loans	(3,064)	—	NA	(13,719)	—	NA
Other income (expense), net	(174)	504	(135)%	(56)	219	(126)%
Total	$(26,589)	$(392)	NA	$(75,948)	$(1,564)	NA
Interest expense is primarily comprised of interest on our convertible debt and our Term Loan Facility. The increase in interest expense for the three months ended and six months ended June 30, 2022 compared to the same periods in the prior year is due primarily to our Term Loan Facility, which began on August 1, 2021.
The Purchase Agreements for the issuance of 225,000 shares of Series B Preferred Stock for $225 million at a future date were accounted for as forward sales contracts at fair value in accordance with ASC 480 Distinguishing Liabilities from Equities. The fair value of the payable portion of the Purchase Agreements for 225,000 shares of Series B Preferred Stock was determined to be $262.8 million as of March 31, 2022 and $285.1 million as of April 4, 2022. The $22.3 million increase in the fair value of the Series B Preferred Stock for the three months ended June 30, 2022 was included in the loss on forward sale of Series B Preferred Stock. The loss was primarily due to the increase in our common share price from $3.59 per share on March 31, 2022 to $3.99 per share on April 4, 2022. The $61.3 million loss on forward sales of Series B Preferred Stock for the six months ended June 30, 2022 reflected the increase in the price per share of our common stock from $2.84 at the inception of the contracts to $3.99 per share value as of April 4, 2022.
Applying the guidance in ASC 825 Financial Instruments, we elected to record the Bridge Loans at their fair value. The change in fair value of the Bridge Loans from inception to conversion on April 4, 2022 was included as loss on bridge loans. The fair value of the Bridge Loans was largely driven by the value of our common stock and the value of the Series B Preferred Stock into which they were converted. The loss on the bridge loans of $3.1 million and $13.7 million for the three months ended and six months ended June 30, 2022, respectively, was largely driven by an increase in the value in the price of our common stock over those time periods.
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
We recorded a tax benefit of $1.6 million, or an effective tax rate of 2.5%, for the three months ended June 30, 2022. In the three months ended June 30, 2021, we recorded a tax benefit of $0.5 million, or an effective tax rate of 2.9%. Higher losses in certain of our foreign operations in the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 resulted in a higher tax benefit for our foreign operations for the three months ended June 30, 2022.
For the six months ended June 30, 2022, we recorded a tax benefit of $2.2 million, resulting in an effective tax rate of 1.5%. For the six months ended June 30, 2021, we recorded a tax benefit of $2.2 million, resulting in an effective rate of 5.7%. While the tax benefit was approximately the same for the six months ended June 30, 2022 compared to the same period the previous year, the lower effective tax rate is due to higher pre-tax losses.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2022, our principal sources of liquidity consisted of $74.4 million of cash and cash equivalents, $136.9 million of short-term investments and $1.0 million of restricted cash, as well as $8.1 million of availability under the Revolving Credit Facility.

The following table presents our cash flow summary for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flow summary:
Net cash used in operating activities	$(45,578)	$(27,565)
Net cash used in investing activities	(139,108)	(9,095)
Net cash provided by (used in) financing activities	231,033	(1,159)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(437)	162
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,910	$(37,657)
Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. The majority of our contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services. See Note 3 within our condensed consolidated financial statements included elsewhere in this Form 10-Q for information on our contingent obligations as a result of our issuance of Series B Preferred Stock. See Note 8 within our condensed consolidated financial statements for information about our short-term and long-term debt obligations. See Note 9 within our condensed consolidated financial statements for information about our lease obligations and see Note 15 within our condensed consolidated financial statements included elsewhere in this Form 10-Q for information about our various contractual and legally binding purchase commitments to purchase goods and services. Other than as disclosed above, there have been no material changes during the six months ended June 30, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2021. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included in the amounts above. For example, some of these requirements are not managed through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons.
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
Net cash used in operating activities for the six months ended June 30, 2022 was $45.6 million and consisted of net loss of $139.8 million, less non-cash items of $99.0 million and cash used by assets and liabilities, net, of $4.8 million. Non-cash items included a loss on forward sale of Series B Preferred Stock of $60.1 million, a loss on Bridge Loans of $13.7 million, stock-based compensation expense of $8.7 million, amortization of developed technology of $5.9 million, depreciation and amortization of $1.9 million, provision for excess and obsolete inventory of $4.6 million and an impairment of an intangible of $3.5 million. The net increase in assets and liabilities was primarily attributable to an increase in inventories, net of $6.5 million, a decrease of other liabilities of $4.6 million, a decrease of accounts payable of $1.7 million, a decrease of deferred revenue of $1.6 million, and an increase in prepaid expenses and other assets of $1.3 million. These items were partially offset by a reduction of accounts receivable, net of $7.3 million, and a $3.6 million increase of accrued compensation and related benefits primarily due to an increase in severance and retention bonuses.
Net cash used in operating activities for the six months ended June 30, 2021 was $27.6 million and consisted of net loss of $36.0 million, adjusted for non-cash items of $17.0 million and cash used by assets and liabilities, net, of $8.6 million. Non-cash items included stock-based compensation expense of $7.4 million, amortization of developed technology of $6.0 million, depreciation and amortization of $1.9 million, provisions for excess and obsolete inventory of $1.2 million, and a variety of smaller items. The cash used by assets and liabilities, net was primarily driven by an increase of inventories, net of $7.5 million a reduction of accrued compensation and related benefits of $5.4 million due primarily to bonus payments in the first quarter of 2021, a reduction of other liabilities of $3.9 million, an increase in prepaid expenses and other assets of $2.6 million and an increase in deferred revenue of $0.6 million. These uses of funds were partially offset by a decrease in accounts receivable, net, of $9.4 million, and an increase in accounts payable of $1.9 million, Also included in net cash from operating activities was $3.5 million of funding from the NIH Contract.

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
Net cash used in investing activities for the six months ended June 30, 2022 was $139.1 million, which was primarily due to purchases of short-term investments of $137.3 million and capital expenditures of $1.8 million.
The $9.1 million of net cash used in investing activities during the six months ended June 30, 2021 was primarily related to the expansion our IFC manufacturing capacity in Singapore under the NIH Contract. During the first six months of 2021,cash expenditures for manufacturing and plant assets totaled $11.1 million, while cash receipts from the contract earmarked to fund capital expenditures totaled $2.0 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities totaled $231.0 million during the six months ended June 30, 2022. The principal sources of cash were proceeds from issuance of Series B Preferred Stock of $225.0 million, and proceeds from Bridge Loans of $25.0 million, which were subsequently converted into Series B Preferred Stock on April 4, 2022. These proceeds were also partially offset by a $12.5 million payment for equity issuance costs on the Series B Preferred Stock and a repayment of $6.8 million of advances under the Revolving Credit Facility.
Net cash used in financing activities totaled $1.2 million during the six months ended June 30, 2021. The amount included $0.5 million for the repurchase of our 2014 Notes and $1.6 million of withholding tax payments for net share settlements of equity awards, The payments were partially offset by $0.7 million of receipts from the sale of ESPP shares and $0.2 million of receipts from the exercise of stock options.
Capital Resources
At June 30, 2022 and December 31, 2021, our working capital, excluding deferred revenues, current and deferred grant income, current, and restricted cash, was $223.2 million and $38.0 million, respectively, including cash and cash equivalents of $74.4 million and $28.5 million, respectively. We had $136.9 million short-term investments as of June 30, 2022 and no short-term investments as of December 31, 2021. See Recent Developments - Business Update for additional information regarding our restructuring plans.
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
The foregoing summary of the 2019 Notes are not complete and are qualified in their entirety by the applicable indentures, forms of global notes, and other agreements and documents filed with the SEC.
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
As of June 30, 2022, the balance outstanding on the Term Loan Facility was $10.2 million. Interest on the term loan accrues on the outstanding principal amount thereof at the greater of (i) a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate (as customarily defined), or 4% with a final payment equal to 6.5% of the aggregate original principal amounts of each term loan advance due on the earlier of the maturity date of the Term Loan Facility, the acceleration of the term loan advances or any prepayment of a term loan advance. Interest is payable monthly. The principal amount of the term loan advances is repayable beginning on August 1, 2023, in twenty-four equal monthly installments of principal plus monthly payments of accrued interest. The Amendment also added a financial covenant to the Credit Facility, requiring us to maintain a minimum Adjusted Quick Ratio (as defined) of at least 1.25 to 1.00.
As of June 30, 2022, total availability under the Revolving Credit Facility was $8.1 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all the terms and conditions of the Revolving Credit Facility as of June 30, 2022. See Note 8 to our condensed consolidated financial statements for more information about the Revolving Credit Facility and Term Loan Facility.
On April 4, 2022, we completed the Private Placement Issuance, issuing 255,559 shares of Series B Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Series B-1 Certificate of Designations and Series B-2 Certificate of Designations. The Series B Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock will be entitled to participate in all dividends declared on our common stock on an as-converted basis, on the terms and subject to the conditions set forth in the Series B Certificates of Designations.
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
We believe our existing cash, cash equivalents, and short-term investments, along with funding available under the Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended June 30, 2022, we had a foreign currency loss of $0.5 million compared to a foreign currency loss of $0.1 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $74.4 million as of June 30, 2022. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held $136.9 million short-term investments in treasury securities as of June 30, 2022. Cash, cash equivalents and short-term investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our now-former Chief Executive Officer and our Chief Financial Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). The Court appointed a lead plaintiff and lead counsel in December 2020, and an amended complaint was filed on February 19, 2021. The complaint, as amended, seeks unspecified damages on behalf of a purported class of persons and entities who acquired our common stock between February 7, 2019 and November 5, 2019 and alleges securities laws violations based on statements and alleged omissions made by the Company during such period. The Company filed a motion to dismiss the complaint on April 5, 2021 and, on August 4, 2021, the Court granted defendants’ motion to dismiss with leave to amend. A second amended complaint was filed on September 14, 2021. The Company filed a motion to dismiss the second amended complaint on October 29, 2021 and, on February 14, 2022, the Court granted defendants’ motion and dismissed the second amended complaint with prejudice. The plaintiff has appealed the decision, and the appeal remains pending before the U.S. Court of Appeals for the Ninth Circuit. We believe the claims alleged in the complaint lack merit and we intend to defend this action vigorously.
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
•If we fail to achieve the expected financial and operational benefits of our recently announced restructuring plan and reduction in force, our business and financial results may be harmed.
•Implementation of a company-wide enterprise resource planning (ERP) system could adversely affect our business.
•Our business growth strategy involves the potential for significant acquisitions.
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
•Our business operations depend upon the continuing efforts of our management team and other skilled and experienced personnel.
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
•To the extent we elect to label and promote any of our products as medical devices, we would be required to obtain prior approval or clearance by the FDA or comparable foreign regulatory authority.
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

Risks Related to our Capital Structure
•The holders of our Series B Preferred Stock own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions.
•The market value of our Common Stock could decline if the holders of our Series B Preferred Stock sell their shares when transfer restrictions expire.
•The holders of Series B-1 Preferred Stock and Series B-2 Preferred Stock may exercise influence over us, including through their ability to each designate a member of our board of directors.
RISKS RELATED TO OUR BUSINESS, INDUSTRY, AND STRATEGY
The COVID-19 pandemic has significantly affected our business operations and could continue to adversely impact our financial position and cash flows to an extent that is unknown and difficult to predict.
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
•the negative impact of ongoing travel restrictions on our sales operations, marketing efforts, and customer field support;
•diminished business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;
•increased voluntary turnover, together with impaired ability to hire and effectively train new personnel due to labor shortages and travel restrictions;
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
In 2021, factors such as supply chain constraints, China trade restrictions, and the ongoing slowdown in the Asia-Pacific region caused our overall revenues to decline more than expected. The extent to which the COVID-19 pandemic will continue to impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread and resurgences of the coronavirus; the emergence of new strains of the disease, such as the Delta and Omicron variants; the availability, efficacy, and acceptance of COVID-19 vaccines and boosters; the scope and duration of the public health emergency; and COVID-19 mitigation measures such as travel bans and restrictions, social distancing, quarantines, and business shutdowns and closures. Additionally, in response to a surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country that have negatively impacted and continue to negatively impact manufacturing and/or supply chains, as well as demand for our products.
Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, we are unable to predict the impact of COVID-19 on our operations, our financial performance, and our ability to successfully execute our business strategies and initiatives. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures); the risk of waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; labor and materials shortages; supply chain difficulties, including disruption of logistics, shipping, and other distribution operations; and the pace of recovery when the threat of COVID-19 subsides.
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

In addition, inflationary pressure, including as a result of supply shortages, has adversely impacted and could continue to adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.2 million, $53.0 million, and $64.8 million during the years 2021, 2020, and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $875.8 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
We consider Agilent Technologies, Inc., Thermo Fisher Scientific Inc. (Thermo), Bio-Rad Laboratories, Inc., and Agena Bioscience, Inc. to be our principal competitors in the microfluidics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors for our mass cytometry market share, and that IonPath Inc., Akoya Biosciences, Inc., NanoString Technologies, Inc., and 10x Genomics, Inc. are our principal competitors for our Imaging Mass Cytometry™ market share. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.
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
If we fail to achieve the expected financial and operational benefits of our recently announced restructuring plan and reduction in force, our business and financial results may be harmed.
From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. In August 2022, we announced a restructuring plan including a reduction in force. In addition to the reduction in force, we will also seek to reduce leased office space and other operating expenses. The purpose of the restructuring plan is to improve operational efficiency and operating costs and better align our workforce with the current needs of our business. There is no guarantee that the restructuring plan will achieve its intended benefits and cost savings or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition and prospects.
Risks associated with implementing a company-wide enterprise resource planning (ERP) system could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
We are preparing to implement a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, our business, results of operations, and internal controls over financial reporting could be adversely affected.

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
•The electron multiplier detector included in the Hyperion/Hyperion+/CyTOF/CyTOF XT systems and certain metal isotopes used with the Hyperion/Hyperion+/CyTOF/CyTOF XT systems are purchased from sole source suppliers.
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
If, as a result of global economic or political instability or health pandemics, such as the ongoing escalation of the situation in Ukraine or the COVID-19 pandemic, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. If any of these events occur, our business and operating results could be harmed. In connection with the global supply chain disruptions following the onset of the COVID-19 pandemic, we have experienced and are continuing to experience problems with some of our suppliers. In the third quarter of 2021, shortages of certain components caused a backlog and we were unable to fulfill all of the demand for our products during the quarter. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business. In response to surges in COVID-19 infections, the Chinese government imposed lockdowns in certain parts of the country, which may negatively impact manufacturing and/or supply chains.

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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of certain members of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and staffing shortages could also negatively impact our ability to expand and scale functions that are needed to support the development of our products and the growth of our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly, senior scientists and engineers. Competition for qualified senior management and key employees in our industry is intense. This competition has become exacerbated by the increase in employee resignations reported by employers nationwide in 2021 and continued high rates of employee turnover continuing into 2022. The loss of qualified employees, or an inability to attract, retain, and motivate employees could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. Attrition and workforce reductions, such as the August 2022 restructuring plan, including the related reduction in force, could adversely affect our reputation among job seekers, and our existing employees may experience distractions or decreases in employee morale, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. We do not maintain significant key person life insurance with any of our employees and all our employees, including our management team, may terminate employment without notice and without cause or good reason.
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
We are dependent upon our data and information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Our information technology systems may be damaged, disrupted or shut down due to attacks by experienced programmers or hackers who may be able to penetrate our security controls and deploy computer viruses, cyberattacks, phishing schemes, or other malicious software programs, or due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the war in Ukraine. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information and unauthorized release of customer, supplier or employee data, any of which could expose us to a risk of legal claims or proceedings, liability under privacy or other laws, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches. The cost and operational consequences of implementing further data protection measures, either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results.
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
Since the beginning of the COVID-19 pandemic, a significant percentage of our employees has been working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented security controls, updated our policies, and augmented our information security training program to reduce the risk of cyberattacks and security breaches, there is no guarantee that these measures will be adequate to safeguard all systems with the increased number of employees working remotely.
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
We have implemented new measures to reduce our exposure to this liability. Any additional changes in export control laws, sanctions requirements, or our operations in the affected regions may require us to expend additional resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results.In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could damage our brand or otherwise impact the growth of our business. Finally, our ability to receive payment from these regions has been significantly impacted. Any costs incurred or loss of business that occurs as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.
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
We believe our existing cash, cash equivalents, and short-term investments, along with funding available under the Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
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
To the extent we draw on our Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing in addition to the Credit Facility, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our condensed consolidated financial statements. As of June 30, 2022, we had approximately $125.3 million of goodwill and net intangible assets, including approximately $106.2 million of goodwill and $19.1 million of net intangible assets. These assets represent a significant portion of the assets recorded on our condensed consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. (DVS) in February 2014 and InstruNor in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
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
We have significant outstanding convertible debt. As of June 30, 2022, we had outstanding $0.6 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2034 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% convertible senior notes due 2024 (2019 Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes (2014 Notes Indenture), holders of the 2014 Notes may require us to repurchase all or a portion of the 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted, or repurchased in accordance with the terms of the 2019 Notes.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, our Canadian subsidiary (SB Canada) was party to an interim license agreement, now expired, under which the licensor granted SB Canada a worldwide, non-exclusive, research use only, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with the licensor, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.
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
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine; and
•general economic conditions, including current macroeconomic trends and geopolitical events, and slow or negative growth of our markets.

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
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
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
The Series B Preferred Stock is initially convertible into up to approximately 75,164,397 shares of our common stock (without giving effect to limitations associated with any conversion cap). On an as-converted basis, this collectively represents approximately 48.8% of our issued and outstanding common stock (equating to approximately 24.4% per Purchaser) based on the number of shares of common stock outstanding as of June 30, 2022, but assuming full conversion of all Series B Preferred Stock (without giving effect to limitations associated with any conversion cap). As a result, the Purchasers are our largest stockholders. This concentration of ownership, together with the voting rights, director designation rights and consent rights granted to the Purchasers as part of the Private Placement Issuance, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock. The Purchasers, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of the Purchasers may not always coincide with our interests or the interests of other stockholders.
The market value of our common stock could decline if the Purchasers sell their Series B Preferred Stock or common stock after certain transfer restrictions expire.
Pursuant to the Registration Rights Agreement that we entered into on January 23, 2022 with the Purchasers, we registered the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock with the SEC, which means that such shares would become eligible for resale in the public markets following the expiration of any applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ending June 30, 2022, the registrant did not make any sales of unregistered equity securities that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022
3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.5	Certificate of Elimination of Series A Participating Preferred Stock.	8-K	3.1	8/2/2017
3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022
3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022
10.1+	Standard BioTools 2022 Inducement Equity Incentive Plan.	S-8	4.9	4/1/2022
10.2+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2022 Inducement Equity Incentive Plan.	S-8	99.1	4/1/2022
10.3+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2022 Inducement Equity Incentive Plan.	S-8	99.2	4/1/2022
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	Filed herewith
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

STANDARD BIOTOOLS INC.

Dated: August 9, 2022	By:	/s/ Michael Egholm
Michael Egholm
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer
(Principal Accounting and Financial Officer)