Form 10-Q
period 2022-09-30
STANDARD BIOTOOLS INC.
filed 2022-11-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022 there were 79,296,443 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$60,200	$28,451
Short-term investments	124,968	—
Accounts receivable (net of allowances of $594 and $356 at September 30, 2022 and December 31, 2021, respectively)	17,294	18,320
Inventories, net	21,946	20,825
Prepaid expenses and other current assets	4,609	4,470
Total current assets	229,017	72,066
Property and equipment, net	26,584	28,034
Operating lease right-of-use asset, net	34,726	37,119
Other non-current assets	3,119	3,689
Developed technology, net	15,400	27,927
Goodwill	106,069	106,379
Total assets	$414,915	$275,214
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,305	$10,602
Accrued compensation and related benefits	10,624	4,920
Operating lease liabilities, current	3,515	3,053
Deferred revenue, current	11,322	11,947
Deferred grant income, current	3,656	3,535
Other accrued liabilities	6,914	8,673
Advances under revolving credit agreement, current	—	6,838
Term loan, current	833	—
Total current liabilities	46,169	49,568
Convertible notes, net	54,499	54,160
Term loan, non-current	9,386	10,049
Deferred tax liability	620	4,329
Operating lease liabilities, non-current	34,869	37,548
Deferred revenue, non-current	4,430	5,966
Deferred grant income, non-current	15,265	18,116
Other non-current liabilities	1,171	882
Total liabilities	166,409	180,618
Commitments and contingencies (Note 16)
Redeemable preferred stock: $0.001 par value; 256 and no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $255,559 and $— as of September 30, 2022 and December 31, 2021, respectively	311,253	—
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 9,744 and 10,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at either September 30, 2022 or December 31, 2021	—	—
Common stock: $0.001 par value, 400,000 and 200,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 79,246 and 76,919 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	79	77
Additional paid-in capital	845,034	831,424
Accumulated other comprehensive loss	(2,609)	(907)

Accumulated deficit	(905,251)	(735,998)
Total stockholders’ equity (deficit)	(62,747)	94,596
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$414,915	$275,214
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product revenue	$19,312	$21,937	$51,535	$69,292
Service revenue	5,857	6,016	17,807	18,929
Other revenue	477	551	1,585	4,095
Total revenue	25,646	28,504	70,927	92,316
Costs and expenses
Cost of product revenue	14,091	13,327	39,168	37,720
Cost of service revenue	2,335	1,508	5,875	5,465
Research and development	8,650	9,209	30,121	29,403
Selling, general and administrative	29,597	24,072	90,856	75,928
Total costs and expenses	54,673	48,116	166,020	148,516
Loss from operations	(29,027)	(19,612)	(95,093)	(56,200)
Interest expense	(1,049)	(968)	(3,141)	(2,751)
Loss on forward sale of Series B Preferred Stock	—	—	(60,081)	—
Loss on bridge loans	—	—	(13,719)	—
Surplus funding from NIH Contract	153	5,000	153	5,000
Other income (expense), net	(216)	315	(272)	534
Loss before income taxes	(30,139)	(15,265)	(172,153)	(53,417)
Income tax benefit	713	1,422	2,900	3,609
Net loss	$(29,426)	$(13,843)	$(169,253)	$(49,808)
Net loss per share, basic and diluted	$(0.37)	$(0.18)	$(2.17)	$(0.66)
Shares used in computing net loss per share, basic and diluted	78,897	76,301	77,924	75,494
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(29,426)	$(13,843)	$(169,253)	$(49,808)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(118)	(446)	(753)	(842)
Net change in unrealized loss on investments	(238)	—	(949)	—
Other comprehensive loss, net of tax	(356)	(446)	(1,702)	(842)
Comprehensive loss	$(29,782)	$(14,289)	$(170,955)	$(50,650)

See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	278	—	(89)	—	—	(89)
Issuance of common stock from option exercises	2	—	2	—	—	2
Stock-based compensation expense	—	—	4,042	—	—	4,042
Net loss	—	—	—	—	(76,288)	(76,288)
Other comprehensive loss, net of tax	—	—	—	(150)	—	(150)
Balance as of March 31, 2022	77,199	$77	$835,379	$(1,057)	$(812,286)	$22,113
Issuance of restricted stock, net of shares withheld for taxes, and other	1,119	1	(89)	—	—	(88)
Issuance of common stock under ESPP	309	1	496	—	—	497
Issuance of common stock from option exercises	27	—	96	—	—	96
Stock-based compensation expense	—	—	4,663	—	—	4,663
Net loss	—	—	—	—	(63,539)	(63,539)
Other comprehensive loss, net of tax	—	—	—	(1,196)	—	(1,196)
Balance as of June 30, 2022	78,654	$79	$840,545	$(2,253)	$(875,825)	$(37,454)
Issuance of restricted stock, net of shares withheld for taxes, and other	592	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	4,494	—	—	4,494
Net loss	—	—	—	—	(29,426)	(29,426)
Other comprehensive loss, net of tax	—	—	—	(356)	—	(356)
Balance as of September 30, 2022	79,246	$79	$845,034	$(2,609)	$(905,251)	$(62,747)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	74,543	$75	$815,624	$112	$(676,761)	$139,050
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(525)	—	—	(525)
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net loss	—	—	—	—	(18,821)	(18,821)
Other comprehensive loss, net of tax	—	—	—	(443)	—	(443)
Balance as of March 31, 2021	74,963	$75	$818,776	$(331)	$(695,582)	$122,938
Issuance of restricted stock, net of shares withheld for taxes, and other	1,028	1	(1,028)	—	—	(1,027)
Issuance of common stock under ESPP	139	—	685	—	—	685
Issuance of common stock from option exercises	36	—	209	—	—	209
Stock-based compensation expense	—	—	3,741	—	—	3,741
Net loss	—	—	—	—	(17,143)	(17,143)
Other comprehensive loss, net of tax	—	—	—	47	—	47

Balance as of June 30, 2021	76,166	$76	$822,383	$(284)	$(712,725)	$109,450
Issuance of restricted stock, net of shares withheld for taxes, and other	318	—	(143)	—	—	(143)
Issuance of common stock from option exercises	1	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	4,320	—	—	4,320
Net loss	—	—	—	—	(13,843)	(13,843)
Other comprehensive loss, net of tax	—	—	—	(446)	—	(446)
Balance as of September 30, 2021	76,485	$76	$826,559	$(730)	$(726,568)	$99,337
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(169,253)	$(49,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	60,081	—
Loss on bridge loans	13,719	—
Stock-based compensation expense	13,199	11,738
Amortization of developed technology	8,728	8,944
Depreciation and amortization	2,680	2,744
Provision for excess and obsolete inventory	7,239	1,539
Impairment of InstruNor developed technology intangible	3,526	—
Amortization of debt discounts, premiums and issuance costs	628	427
Other non-cash items	165	397
Changes in assets and liabilities:
Accounts receivable, net	1,123	11,438
Inventories	(7,810)	(7,467)
Prepaid expenses and other assets	(83)	(2,720)
Accounts payable	(1,501)	1,412
Accrued compensation and related benefits	5,561	(5,394)
Deferred revenue	(2,408)	(2,290)
Other liabilities	(5,783)	(8,019)
Net cash used in operating activities	(70,189)	(37,059)
Investing activities
Purchases of investments	(137,302)	—
Proceeds from NIH Contract	—	2,000
Proceeds from maturities of investments	12,000	—
Purchases of property and equipment	(3,070)	(12,801)
Net cash used in investing activities	(128,372)	(10,801)
Financing activities
Proceeds from bridge loans	25,000	—
Proceeds from issuance of Series B Preferred Stock	225,000	—
Proceeds from term loan	—	10,000
Repayment of advances under revolving credit agreement	(6,838)	—
Repayment of long-term debt	—	(501)
Payment of debt and equity issuance costs	(12,547)	(35)
Proceeds from exercise of stock options	97	208
Proceeds from ESPP stock issuance	497	685
Payments for taxes related to net share settlement of equity awards and other	(181)	(1,695)
Net cash provided by financing activities	231,028	8,662
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(719)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,748	(39,211)
Cash, cash equivalents and restricted cash at beginning of period	29,467	69,536
Cash, cash equivalents and restricted cash at end of period	$61,215	$30,325

Supplemental disclosures of cash flow information
Cash paid for interest	$1,847	$1,565
Cash paid for income taxes, net of refunds	$248	$1,113
Non-cash right-of-use assets and lease liabilities	$503	$2,241
Asset retirement obligations	$703	$702
See accompanying notes

STANDARD BIOTOOLS INC.
(formerly known as FLUIDIGM CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The Company, formerly known as Fluidigm Corporation, changed its name to Standard BioTools Inc. in April 2022, in connection with the completion of the Private Placement Issuance (as defined and discussed in Note 3). The Company was founded in 1999 and is headquartered in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of our wholly owned subsidiaries. As of September 30, 2022, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated upon consolidation.
In the audited financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 8, 2022, we disclosed that we had performed an assessment to determine whether there were conditions or events, considered in the aggregate, that raised substantial doubt about our ability to continue as a going concern for at least the twelve-month period following the date the financial statements were issued. We believed that our then-current level of cash and cash equivalents, together with committed financing facilities, were not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements were issued. We subsequently closed the $225 million Preferred Equity Financing (as defined in Note 3). The completion of this financing eliminated the doubt about the Company’s ability to continue as a going concern. We believe our current levels of cash, cash equivalents, and short-term investments along with the funding available under the Revolving Credit Facility will be sufficient to support the operations of our business for at least the next 12 months. See Note 3 for further discussion.
Certain prior period amounts in the condensed consolidated financial statements were reclassified to conform with the current period presentation. These reclassifications were immaterial and did not affect prior period total assets, total liabilities, stockholders’ equity, total revenue, total costs and expenses, loss from operations or net loss.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.
The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2021 included in our annual report on Form 10-K, filed with the SEC on March 8, 2022.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates on historical experience, the current economic environment and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the impact of COVID-19-related supply chain shortages, the war in Ukraine, and inflation. Assets and liabilities that rely on forecasted financial information to determine their carrying value include, but are not limited to, inventory, its related reserves, goodwill and other long-lived assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements. We also use significant judgment in determining the fair value of financial instruments, including debt and equity instruments.
Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that use their local currency as their functional currency are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense accounts are translated at monthly average exchange rates during the year. The adjustments resulting from the foreign currency translations are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.
Bridge Loans
The $25 million Bridge Loans (as defined in Note 3) were recorded at fair value in January 2022 when the loans were issued. The Company elected to use the fair value option as of the issuance date that was available under Accounting Standards Codification (ASC) 825 Financial Instruments. The change in fair value of the Bridge Loans from inception to the April 4, 2022 closing date of the Private Placement Issuance is recorded as a non-operating loss on Bridge Loans in the condensed consolidated statement of operations. The Bridge Loans were reported as a non-current liability on the condensed consolidated balance sheet until their conversion. Upon conversion, the carrying value of the Bridge Loans was reclassified to Series B Redeemable Preferred Stock (as defined in Note 3). We had accrued interest daily on the outstanding principal amount of the Bridge Loans until they were converted, which was capitalized while the debt issuance costs were expensed when incurred.

Private Placement Issuance
See Note 3 for a detailed discussion of the transactions, including the accounting treatment, and additional information.
Restructuring
We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Severance and other employee termination costs are primarily recorded when the actions become probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. We record costs to implement business improvement programs, including external consulting and legal expenses, as they are incurred.

Segment Reporting
We have historically operated as a single reportable segment and managed our business operations and evaluated our financial performance on a consolidated basis. During the third quarter of 2022, our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM), instituted the practice of evaluating operating performance and making resource allocation decisions using two reportable segments: mass cytometry and microfluidics. In the fourth quarter of 2022, we will begin referring to these two segments as proteomics and genomics, respectively. Each segment is identified by its unique portfolio of products

We determine each segment’s loss from operations by subtracting direct expenses, including cost of product and service revenues, research and development (R&D) expense and sales and marketing expense, from revenues. Amortization, depreciation, and restructuring expense are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources and finance, along with interest and taxes, are excluded from each segment’s results, which is consistent with how our CODM measures segment performance. See Note 14 for additional information.

Series B Redeemable Preferred Stock

The Purchase Agreements (as defined in Note 3) for the issuance of shares of Series B Preferred Stock were accounted for as forward sales contracts at fair value in accordance with ASC 480 Distinguishing Liabilities from Equities. The Series B Preferred Stock was treated as mezzanine equity and recorded at its fair value upon issuance, net of issuance costs due to its redemption features, such as change of control and liquidation preference, which are outside of the Company’s control. Subsequent remeasurement of the Series B Redeemable Preferred Stock amount presented within mezzanine equity to its redemption amount is not required since it is not probable that the instrument will become redeemable. Mezzanine equity which has characteristics of both liabilities and shareholders’ equity (deficit) is presented separately on the condensed consolidated balance sheets between these items because it has some characteristics of both. See Note 3 for additional information.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss generally consists of unrealized gains and losses on our investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the condensed consolidated statements of comprehensive loss.
The components of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2022 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Investments	Accumulated Other Comprehensive Loss
Ending balance at December 31, 2021	$(907)	$—	$(907)
Other comprehensive loss	(150)	—	(150)
Ending balance at March 31, 2022	$(1,057)	$—	$(1,057)
Other comprehensive loss	(485)	(711)	(1,196)
Ending balance at June 30, 2022	$(1,542)	$(711)	$(2,253)
Other comprehensive loss	(118)	(238)	(356)
Ending balance at September 30, 2022	$(1,660)	$(949)	$(2,609)
Net Loss per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period.

The following potentially dilutive common shares were excluded from the computation (in thousands):

	Nine Months Ended September 30,
	2022	2021
Stock options, restricted stock units and performance awards	14,253	8,234
Series B Preferred Stock	75,164	—
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	4,741	735
2014 Convertible Notes	10	10
Total	113,134	27,945

Potentially dilutive securities in the above table include the impact of the Series B Preferred Stock defined and discussed in Note 3.
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. We adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on our 2014 Notes and 2019 Notes (each as defined in Note 8).
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
Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with each of Casdin and Viking pursuant to which at the closing of the transactions contemplated thereby, and on the terms and subject to the conditions set forth therein, including the approval of our stockholders, we issued and sold an aggregate of $225 million of convertible preferred stock on April 4, 2022, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share to Casdin; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value

$0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock or the Series B Redeemable Preferred Stock) at a purchase price of $1,000 per share to Viking (the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance).
The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Series B-1 Certificate of Designations and Series B-2 Certificate of Designations (collectively, the Series B Certificates of Designations). The Series B Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock are entitled to participate in all dividends declared on our common stock on an as-converted basis, on the terms and subject to the conditions set forth in the Series B Certificates of Designations.
Our board of directors called a meeting (Special Meeting) to ask our stockholders to consider, vote upon and approve (i) a proposal to amend our Eighth Amended and Restated Certificate of Incorporation (the Charter) to, among other things, increase the number of shares of common stock, par value $0.001 per share, that we are authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) shares and to change the Company’s name to Standard BioTools Inc. (the Charter Amendment Proposal); (ii) a proposal to approve, in accordance with Nasdaq Listing Rule 5635, the issuance of (A) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock pursuant to the Purchase Agreements, (B) the Series B-1 Preferred Stock and the Series B-2 Preferred Stock issuable pursuant to the terms of the Bridge Loan Agreements and (C) the common stock issuable upon the conversion of the Series B Preferred Stock (the Private Placement Issuance Proposal); and (iii) a proposal to adjourn the Special Meeting if the Special Meeting were convened and a quorum were present, but there were not sufficient votes to approve the Charter Amendment Proposal and the Private Placement Issuance Proposal (the Adjournment Proposal, and, together with the Private Placement Issuance Proposal and the Charter Amendment Proposal, the Stockholder Proposals). Each of the Private Placement Issuance Proposal and Charter Amendment Proposal were conditioned on the approval of the other proposal, and neither proposal would take effect unless both were approved by our stockholders.
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
Series B Redeemable Preferred Stock
Preferred stock is classified as debt, equity or mezzanine equity based on its redemption features. Preferred stock with redemption features outside of the control of the issuer, such as contingent redemption features, is classified as mezzanine equity. We recorded the Series B Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the condensed consolidated balance sheet as of September 30, 2022 because it had features, such as change of control and liquidation preference, which are outside of the Company’s control. Subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is unnecessary as it is not probable that the instrument will become redeemable.
Upon closing, the value of the Bridge Loans and the Purchase Agreements, discussed in detail below, were reclassified and included in the carrying value of the Series B Redeemable Preferred Stock. The carrying value of the Series B Redeemable Preferred Stock as of April 4, 2022 was $311.3 million and was unchanged as of September 30, 2022.
The components of the carrying value of the Series B Redeemable Preferred Stock are as follows (in thousands):

September 30, 2022
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
In the event of a change of control in which we are not expected to be the surviving corporation or our common stock will no longer be listed on a U.S. national securities exchange, we will have a right to redeem, subject to the holder’s right to convert into common stock prior to such redemption, all of such holder’s shares of Series B Preferred Stock, or if a holder exercises the Change of Control Put in part, the remainder of such holder’s shares of Series B Preferred Stock, at a redemption price per share payable in cash, equal to the greater of (A) the Liquidation Preference of such share of Series B Preferred Stock, and (B) the amount of cash and/or other assets that the holder would have received if such holder had converted such share of Series B Preferred Stock into common stock immediately prior to the change of control transaction.
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
Series B Convertible Preferred Stock Purchase Agreements
The Purchase Agreements for the issuance of 225,000 shares of Series B Preferred Stock for $225 million were accounted for as forward sales contracts at fair value in accordance with ASC 480 Distinguishing Liabilities from Equities because the Series B Preferred Stock included certain contingent redemption features which created an obligation for the Company to repurchase its shares. The fair value of the Series B Preferred Stock payable portion of the forward sales contracts was determined using a Monte Carlo Simulation (MCS). The MCS analysis used a random-walk process to simulate the value of our common stock and the resulting impact on the value of our Series B Preferred Stock, given the convertibility of the Series B Preferred Stock into cash or our common stock under several scenarios, as well as various provisions discussed above.
The fair value of the 225,000 shares of Series B Preferred Stock was determined to be $262.8 million as of March 31, 2022 and $285.1 million as of April 4, 2022. The $22.3 million increase in the fair value of the Series B Preferred Stock from March 31, 2022 to April 4, 2022 was included in the loss on forward sale of Series B Preferred Stock on the condensed consolidated statement of operations for the three months ended June 30, 2022. The loss was primarily due to the increase in our common stock price from $3.59 per share on March 31, 2022 to $3.99 per share on April 4, 2022.

The $60.1 million loss on forward sales of Series B Preferred Stock for the nine months ended September 30, 2022 reflected the increase in the share price of our common stock from $2.84 per share at the inception of the contracts to $3.99 per share as of April 4, 2022 and the value of the various conversion rights and key provisions discussed above.
Bridge Loans
Prior to their conversion, the Bridge Loans bore interest (i) from and including the effective date of the Bridge Loan Agreements to but excluding March 1, 2022, at a rate of 10% per annum, (ii) from and including March 1, 2022 to but excluding June 1, 2022, at a rate of 12% per annum, (iii) from and including June 1, 2022 to but excluding September 1, 2022, at a rate of 14% per annum, and (iv) from and including September 1, 2022 and thereafter, at a rate of 16% per annum. Interest accrued daily and was payable in kind by adding the accrued interest to the outstanding principal amount. Unless earlier converted, the outstanding principal amount of the Bridge Loans (inclusive of principal and accrued and unpaid interest) was due and payable in cash on the maturity date.
The Bridge Loans automatically converted into Series B Preferred Stock upon the closing of the Private Placement Issuance, in accordance with the terms of the Bridge Loan Agreements. The Bridge Loans converted into a number of shares of Series B Preferred Stock equal to (i) the then-outstanding principal amount of the applicable Bridge Loan (including any interest added to the original principal amount thereof) plus accrued and unpaid interest (together, the Conversion Amount) on the Bridge Loans divided by $1,000 multiplied by (ii) the Conversion Price (as defined in the Series B Certificates of Designations) divided by $2.84.
If the Series B Preferred Stock had not been approved for issuance by our stockholders, or the Purchase Agreements were terminated, then the Bridge Loans would have become convertible, at each lender’s option, into common stock, par value $0.001 per share, of the Company at an initial conversion rate of 352.1126 shares of common stock per $1,000.00 of the Conversion Amount, subject to the cap set forth in the Bridge Loan Agreements.
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
The change in fair value of the Bridge Loans from inception to conversion on April 4, 2022 is included as a non-operating loss on Bridge Loans in the condensed consolidated statement of operations. The loss on Bridge Loans was $13.7 million for the nine months ended September 30, 2022. The loss was attributable to the increase in our share price from the inception of the Bridge Loans to the April 4, 2022 closing date. Upon conversion, the carrying value of the Bridge Loans was reclassified to Series B Redeemable Preferred Stock. In addition, as required under the fair value option, issuance costs associated with the Bridge Loans of $0.2 million were recognized in general and administrative expenses in the first quarter of 2022.
4. NIH Contract
In September 2020, we executed a definitive contract with the National Institutes of Health (NIH), which amended the letter contract we entered into with NIH in July 2020 (collectively, the NIH Contract), under the NIH Rapid Acceleration of Diagnostics (RADx) program to support the expansion of our production capacity and throughput capabilities for COVID-19 test products that use our microfluidics technology. We completed the required milestones in 2021 and received the total NIH Contract value of $34.0 million. Proceeds from the NIH Contract have been used primarily for capital expenditures to expand production capacity and, to a lesser extent, to offset applicable operating costs. The non-operating income recognized from the grant proceeds received in excess of the amounts spent for capital expenditures and operating expenses incurred is reflected on the condensed consolidated statement of operations as surplus funding from the NIH contract.

The following table summarizes the activity under the NIH Contract as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash receipts from milestones achieved	$34,016	$34,016
Cumulative amounts applied against operating costs (excluding depreciation)	(4,526)	(4,522)
Cumulative amounts applied against depreciation expense for assets placed in service	(3,276)	(703)
Cumulative amounts recognized as non-operating income	(7,293)	(7,140)
Total deferred grant income	$18,921	$21,651

Assets placed in service, gross	$22,197	$16,890
Construction-in-progress	—	3,909
Cumulative amounts applied against depreciation expense for assets placed in service	(3,276)	(703)
Carrying value of property and equipment, net	18,921	20,096
Estimated future capital expenditures	—	1,555
Total deferred grant income	$18,921	$21,651

Deferred grant income, current	$3,656	$3,535
Deferred grant income, non-current	15,265	18,116
Total deferred grant income	$18,921	$21,651
The current portion of deferred grant income on our condensed consolidated balance sheet represents the amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.
We spent a total of $22.2 million on capital expenditures associated with the NIH Contract. As of September 30, 2022, the capacity expansion project has been completed and all of the related assets have been placed in service. During the three months ended September 30, 2022, we recognized $0.2 million of non-operating income associated with the contract, bringing the cumulative total of such income under the NIH Contract to $7.3 million.

5. Revenue
Disaggregation of Revenue
The following tables present our revenue based upon the geographic location of our customers’ facilities, and by segment, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$11,119	$13,013	$33,482	$47,656
EMEA	8,074	10,108	22,352	28,470
Asia-Pacific	6,453	5,383	15,093	16,190
Total revenue	$25,646	$28,504	$70,927	$92,316

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Mass Cytometry	Microfluidics	Total	Mass Cytometry	Microfluidics	Total
Product and service revenue	$14,266	$10,903	$25,169	$15,837	$12,116	$27,953
Other revenue	300	177	477	—	551	551
Total revenue	$14,566	$11,080	$25,646	$15,837	$12,667	$28,504

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Mass Cytometry	Microfluidics	Total	Mass Cytometry	Microfluidics	Total
Product and service revenue	$37,914	$31,428	$69,342	$46,498	$41,723	$88,221
Other revenue	850	735	1,585	—	4,095	4,095
Total revenue	$38,764	$32,163	$70,927	$46,498	$45,818	$92,316

Revenue from customers in the United States represented $10.6 million and $12.0 million, or 41% and 42% of total revenue, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, respectively, revenue from domestic customers totaled $31.2 million and $45.6 million, or 44% and 49% of total revenue. Revenue from customers in China and Sweden totaled $3.2 million and $2.7 million, or 12% and 11% of total revenue, respectively, for the three months ended September 30, 2022. For the three months ended September 30, 2021, revenue from customers in China totaled $3.2 million, or 11% or total revenue.
For the nine months ended September 30, 2022 and 2021, revenue from customers in China totaled $7.7 million and $8.7 million, or 11% and 9% of total revenue, respectively. With the exception of China and Sweden, no foreign country had revenue in excess of 10% of total revenue during any periods presented in this report. Most of our principal operations, other than manufacturing and our decision-making functions, continue to be located at our corporate headquarters in the United States.
One microfluidics customer accounted for 15% and 10% of our total revenues for the three and nine months ended September 30, 2022. No single customer represented more than 10% of total revenue for the same periods in 2021. Revenue from our five largest customers represented 28% and 21% of total revenue for the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022 and 2021, revenue from our five largest customers represented 19%, and 22% of total revenue, respectively.

Refer to Note 14 Segment Reporting for additional information.

Unfulfilled Performance Obligations
We reported $17.9 million of deferred revenue on our December 31, 2021 consolidated balance sheet. During the nine months ended September 30, 2022, $9.5 million of the opening balance was recognized as revenue and $7.4 million of net additional advance payments were received from customers, primarily associated with instrument service contracts. At September 30, 2022, we reported $15.8 million of deferred revenue.

We expect to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of September 30, 2022 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2022 remainder of the year	$4,262
2023	9,402
2024	4,606
Thereafter	2,920
Total	$21,190
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and $5.4 million of unbilled amounts that are not reflected in our condensed consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins without penalty.
We apply the practical expedient that permits us not to disclose information about unsatisfied performance obligations for service contracts with an expected term of one year or less.
Customer Concentration
One customer accounted for $2.7 million, or 15%, of our trade accounts receivable, net as of September 30, 2022. No customer had an outstanding trade accounts receivable balance that represented more than 10% of net trade receivables as of December 31, 2021.

6. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences, Inc. (DVS) in February 2014, we recognized $104.1 million of goodwill and $112.0 million of long-lived intangible assets associated with DVS’ developed technology. In the first quarter of 2020, we recognized $2.2 million (Euro 2.0 million) of goodwill and $5.4 million (Euro 4.9 million) of developed technology from the InstruNor AS (InstruNor) acquisition.
Goodwill and long-lived intangible assets are tested for impairment either annually during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. To test for impairment, a qualitative assessment is initially performed. The qualitative evaluation includes assessing significant events and circumstances such as our current operating results, assumptions about our future performance, strategic initiatives and overall economic factors, including the ongoing global COVID-19 pandemic, in order to determine if potential indicators of impairment exist. If indicators of impairment are identified during the qualitative test, a quantitative impairment test is performed. As a result of our operating and reporting segment change and the significant decline in our share price during the three months ended September 30, 2022, we performed quantitative impairment tests for goodwill and our long-lived intangibles as of August 31, 2022 and as of September 30, 2022 and concluded that no impairment charge was necessary.

In determining the fair value of our two operating segments, significant assumptions including forecasted cash flows (revenue growth rates), discount rates, earnings multiples and an implied control premium were utilized. As these assumptions are inherently judgmental and subject to uncertainty, future impairments that cannot be reasonably estimated, but could be material, may occur.

Intangible assets include patents and licenses, which are included in other non-current assets on our condensed consolidated balance sheet. Intangible assets, net, were as follows (in thousands):

	September 30, 2022
	Gross Amount	Accumulated Amortization and Impairment	Net	Weighted-Average Amortization Period
Developed technology	$116,753	$(101,353)	$15,400	10.0 years
Patents and licenses	$11,245	$(10,500)	$745	7.0 years

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,503	$(89,576)	$27,927	9.9 years
Patents and licenses	$11,257	$(10,000)	$1,257	7.0 years
Total amortization expense was $2.9 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense for the nine months ended September 30, 2022 and 2021 was $9.2 million and $9.5 million, respectively. A $3.5 million impairment charge on InstruNor’s developed technology intangible asset was recorded in research and development expense in the second quarter of 2022 and is reflected in accumulated amortization in the above table.
Based on the carrying value of intangible assets as of September 30, 2022, our estimated future amortization expense is as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2022 remainder of the year	$2,800	$168	$2,968
2023	11,200	571	11,771
2024	1,400	6	1,406
Total	$15,400	$745	$16,145

7. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$60,200	$28,451
Restricted cash	1,015	1,016
Total cash, cash equivalents and restricted cash	$61,215	$29,467
Restricted cash of $1.0 million is included in other non-current assets while the remainder of restricted cash is included in prepaid expenses and other current assets on the September 30, 2022 and December 31, 2021 condensed consolidated balance sheets.
Inventories, net
Inventories, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$12,540	$9,345
Work-in-process	372	867
Finished goods	9,034	10,613
Total inventories, net	$21,946	$20,825

Property and Equipment, net
Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Laboratory and manufacturing equipment	$33,449	$30,260
Leasehold improvements	12,118	12,095
Computer equipment and software	5,867	5,759
Office furniture and fixtures	1,850	2,074
Property and equipment, gross	53,284	50,188
Less accumulated depreciation and amortization	(28,168)	(26,703)
Construction-in-progress	1,468	4,549
Property and equipment, net	$26,584	$28,034

Accrued Compensation and Related Benefits
Accrued compensation and related benefits, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued incentive compensation	$1,928	$14
Accrued vacation	3,353	3,388
Accrued payroll taxes and other	1,796	1,411
Accrued severance and retention payments	2,640	107
Accrued restructuring	907	—
Accrued compensation and related benefits	$10,624	$4,920

Refer to Note 15 for additional information on restructuring.

Warranty
Accrued warranty is included in current other accrued liabilities on our condensed consolidated balance sheets. Activity for our warranty accrual for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$1,170	$1,663
Accrual for current period warranties	241	554
Warranty costs incurred	(875)	(713)
Ending balance	$536	$1,504

8. Debt
2014 Senior Convertible Notes (2014 Notes) and 2019 Senior Convertible Notes (2019 Notes)
The carrying values of the components of the 2014 Notes and 2019 Notes are as follows (in thousands):

	September 30, 2022	December 31, 2021
2.75% 2014 Notes due 2034
Principal amount	$578	$578
Unamortized debt discount	(8)	(8)
Unamortized debt issuance cost	(2)	(2)
Net carrying value of 2014 Notes	$568	$568

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(1,069)	(1,408)
Net carrying value of 2019 Notes	$53,931	$53,592
Net carrying value of all Notes	$54,499	$54,160
2014 Senior Convertible Notes (2014 Notes)
In February 2014, we closed an underwritten public offering of 2014 Notes. In 2019, the outstanding 2014 Notes were largely refinanced with the 2019 Notes, as discussed below. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is approximately 3% per annum. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.
As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. As of September 30, 2022, there was $0.6 million aggregate principal of the 2014 Notes outstanding.
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
The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of our common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to our exercise of the Issuer’s Conversion Option (as defined below) or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest.
The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2021 to December 1, 2022, if the volume-weighted average price of our common stock has equaled or exceeded 150% of the Conversion Price (as defined in the indenture governing the 2019 Notes) then in effect for a specified number of days (Issuer’s Conversion Option), we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of our common stock, determined in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2022, if the volume-weighted average price of our common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days, we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of our common stock, determined in accordance with the terms of the indenture governing the 2019 Notes.
Offering-related costs for the 2019 Notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes. The effective rate on the 2019 Notes is 8.2% per annum.
Revolving Credit Facility and Term Loan, net
The carrying values of our term loan and advances under the Credit Facility (as defined below) are as follows (in thousands):

	September 30, 2022	December 31, 2021
Term Loan
Principal amount	$10,000	$10,000
End of term fee accretion	241	79
Unamortized debt issuance cost	(22)	(30)
Net carrying value of term loan	10,219	10,049
Less: term loan, current	833	—
Term loan, non-current	$9,386	$10,049

Revolving Credit Facility
Carrying value of advances under credit agreement	$—	$6,838
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
On August 2, 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. The Credit Facility is collateralized by substantially all our property, other than intellectual property. The Credit Facility also includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio (as defined in the Credit Facility) of at least 1.25 to 1.00.
The interest rate on advances made under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25% per annum. Interest on any outstanding amounts is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee of 0.75% per annum based on the availability amount. Total availability under the Revolving Credit Facility as of September 30, 2022 was $12.5 million. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2022.
As of September 30, 2022, the Term Loan Facility was fully drawn. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. The $0.8 million current portion of the term loan reflected on the September 30, 2022 condensed consolidated balance sheet represents principal debt repayments scheduled to be made in the third quarter of 2023. The effective interest rate on the Term Loan Facility, reflecting the impact of debt issuance costs, the end-of-term fee and expected timing of principal repayment, was 8.2% per annum as of September 30, 2022.

9. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms ranging from less than one year to seven years. Some leases contain options to extend the lease, typically for periods of up to five years, along with termination options.
In August 2022, we entered into an agreement to sublease approximately 25% of our corporate headquarters location in South San Francisco for a period of 39 months. We expect to recognize $4.7 million of sublease income over the lease term commencing in October 2022.
Supplemental balance sheet information related to our leases as of September 30, 2022 and December 31, 2021 is as follows (in thousands, except for discount rate and lease term):

	September 30, 2022	December 31, 2021
Operating lease right-of-use buildings	$43,520	$43,457
Operating lease right-of-use equipment	72	84
Operating lease right-of-use vehicles	541	676
Total operating lease right-of-use assets, gross	44,133	44,217
Accumulated amortization	(9,407)	(7,098)
Total operating lease right-of-use assets, net	$34,726	$37,119

Operating lease liabilities, current	$3,515	$3,053
Operating lease liabilities, non-current	34,869	37,548
Total operating lease liabilities	$38,384	$40,601

Weighted average remaining lease term (in years)	7.0	7.7
Weighted average discount rate per annum	11.8%	11.7%

10. Fair Value of Financial Instruments
The following tables summarize our cash, cash equivalents, restricted cash, and available-for-sale securities by significant investment category within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash and money market funds	$60,200	$—	$60,200	$60,200	$—	$—
Cash-restricted	1,015	—	1,015	—	—	1,015
Total cash, cash equivalents and restricted cash	$61,215	$—	$61,215	$60,200	$—	$1,015
Available-for-sale:
Level I:
U.S. treasury securities	$125,917	$(949)	$124,968	$—	$124,968	$—
Total	$187,132	$(949)	$186,183	$60,200	$124,968	$1,015

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Cash and money market funds	$28,451	$—	$28,451	$28,451	$—	$—
Cash-restricted	1,016	—	1,016	—	—	1,016
Total cash, cash equivalents and restricted cash	$29,467	$—	$29,467	$28,451	$—	$1,016
Available-for-sale:
Level I:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Total	$29,467	$—	$29,467	$28,451	$—	$1,016
Cash and cash equivalents are Level I measurements. There were no changes in the valuation techniques used during the nine months ended September 30, 2022.
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

The following table summarizes the par value, carrying value and estimated fair value of our debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Convertible Notes:
2014 Notes	$578	$568	$467	$578	$568	$601
2019 Notes	55,000	53,931	46,464	55,000	53,592	81,880
Total Notes	$55,578	$54,499	$46,931	$55,578	$54,160	$82,481
Term loan, net	$10,000	$10,219	$9,336	$10,000	$10,049	$10,113
Advances under revolving credit agreement	$—	$—	$—	$6,838	$6,838	$6,838
Total debt	$65,578	$64,718	$56,267	$72,416	$71,047	$99,432

Assets Measured at Fair Value on a Nonrecurring Basis
During the third quarter of 2022, the Company changed its reporting structure and reorganized itself under two reporting units. This transition from one to two units required us to assign a portion of goodwill to each reporting unit using a relative fair value approach and then test the goodwill for impairment by comparing each unit’s fair value to its respective carrying value. The fair value of a reporting unit refers to the amount received when an entire operating unit is sold in an orderly transaction between market participants. We estimated the fair value of our two reporting units using a discounted cash flow (DCF) approach which utilized Level 3 unobservable inputs. Our DCF model relied on assumptions regarding forecasted cash flows (revenue growth rates), discount rates, earnings multiples and an implied control premium. We prepared separate DCF valuations as of August 31, 2022 and September 30, 2022 and concluded that no impairment charge was necessary.
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

Common Shares Reserved
As of September 30, 2022, we had reserved shares of common stock for future issuance under equity compensation plans as follows:

In thousands	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Stock Units at Maximum	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,498	1,379	1,560
2011 Equity Incentive Plan	1,685	5,225	3,650
2017 Inducement Award Plan	159	18	—
DVS Sciences Inc. 2010 Equity Incentive Plan	3	—	—
2017 Employee Stock Purchase Plan	—	—	2,324
	8,345	6,622	7,534
Included in the number of securities to be issued upon release of restricted stock units (RSUs) and performance stock units (PSUs) are the maximum number of shares that could be issued for PSU awards, which can vest at 0%-200% of the number of awards granted.
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

Activity under the various plans was as follows:
Restricted Stock Units:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	5,141	$5.18
RSU granted	3,492	$3.16
RSU released	(2,059)	$4.95
RSU forfeited	(1,379)	$4.64
Balance at September 30, 2022	5,195	$4.02
As of September 30, 2022, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $17.1 million. We expect to recognize those costs over a weighted average period of 2.5 years.
Stock Options:

	Number of Options (000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2021	1,597	$7.08	5.6	$82
Options granted	7,810	$3.91		$—
Options exercised	(31)	$3.25		$10
Options forfeited	(1,031)	$4.55		$—
Balance at September 30, 2022	8,345	$4.44	8.7	$—
Vested at September 30, 2022	1,898	$6.20	6.0	$—
Unvested awards at September 30, 2022	6,447	$3.92	9.5	$—
_______
(1)Aggregate intrinsic value as of September 30, 2022 was calculated as the difference between the closing price per share of our common stock on the last trading day of September 30, 2022, which was $1.10, and the exercise price of the options, multiplied by the number of in-the-money options.
The majority of the options granted during 2022 were under the 2022 Inducement Plan and awarded to new members of our management team.
As of September 30, 2022, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $15.0 million. We expect to recognize those costs over a weighted average period of 3.5 years.
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

Activity under the TSR-based PSUs was as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2021	1,210	$10.11
PSU granted	—	$—
Performance adjustment for 2019 awards	(341)	$16.97
PSU released	—	$—
PSU forfeited	(156)	$8.17
Balance at September 30, 2022	713	$6.38
As of September 30, 2022, the unrecognized compensation costs related to these awards were $1.3 million. We expect to recognize those costs over a weighted average period of 1.2 years.
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
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units, stock options and performance stock units	$4,417	$4,190	$12,929	$11,229
Employee stock purchase plan	77	130	270	509
Total stock-based compensation	$4,494	$4,320	$13,199	$11,738
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
We recorded a tax benefit of $0.7 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. Higher profits in our foreign subsidiaries during the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021 resulted in a lower tax benefit for our foreign operations. For the nine months ended September 30, 2022 and 2021, we recorded a tax benefit of $2.9 million and $3.6 million, respectively. The effective tax rates were 1.7% and 6.8% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates decreased due to higher pre-tax losses for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
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
Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the nine months ended September 30, 2022 and 2021, respectively, we did not recognize any material interest or penalties related to uncertain tax positions.
14. Segment Reporting
We have historically operated as a single reportable segment and managed our business operations and evaluated our financial performance on a consolidated basis. During the third quarter of 2022, our CEO, who is our CODM, instituted the practice of evaluating operating performance and making resource allocation decisions using two reportable segments: mass cytometry and microfluidics. In the fourth quarter of 2022, we will begin referring to these two segments as proteomics and genomics, respectively. Each segment is identified by its unique portfolio of products.

We determine each segment’s loss from operations by subtracting direct expenses, including cost of product and service revenues, R&D expense and sales and marketing expense, from revenues. Amortization, depreciation, and restructuring expense are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources and finance, along with interest and taxes, are excluded from each segment’s results, which is consistent with how our CODM measures segment performance.
In conjunction with our change in segment reporting, we allocated goodwill to each operating segment using a relative fair value approach and performed trigger-based impairment testing on the goodwill and our long-lived intangible assets. We conducted the tests as we considered the change in operating segments to be a triggering event. The tests were performed as of August 31, 2022, and no impairment was identified. Following the significant decline in the price of our common stock during the month of September, we performed the trigger-based impairment tests again as of September 30, 2022. No impairment was identified. Goodwill was tested at the reporting unit level, while our long-lived intangible assets were tested at the asset group level.

Segment reporting for historical periods has been included in this report to ensure comparability with the current year. We do not prepare or report segmented balance sheet information as our CODM does not use the information to assess operating performance.
Our business segment information for the three and nine months ended September 30, 2022 and 2021 appears below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Mass cytometry	$14,566	$15,837	$38,764	$46,498
Microfluidics	11,080	12,667	32,163	45,818
Total revenue	$25,646	$28,504	$70,927	$92,316

Loss from operations:
Mass cytometry	$(4,851)	$(3,574)	$(22,929)	$(12,080)
Microfluidics	(8,552)	(4,819)	(24,612)	(8,483)
Corporate expenses	(15,624)	(11,219)	(47,552)	(35,637)
Total loss from operations	$(29,027)	$(19,612)	$(95,093)	$(56,200)

15. Restructuring and Other Related Costs

In August 2022, we announced a restructuring plan, including a reduction in force, to improve operational efficiency, achieve cost savings and align our Company’s workforce to the future needs of the business. In addition to the reduction in force, we are reducing leased office space, optimizing our manufacturing footprint, and streamlining support functions. We are employing a more disciplined cost management culture throughout our organization, investing in training, and plan to take advantage of more advanced technologies including upgrading our enterprise resource planning (ERP) system.

We currently expect cash expenses related to the reduction in force and sublease activities, consisting primarily of severance and termination benefits, commissions and related costs, to be in the range of $3 million to $5 million. We expect to recognize the restructuring costs over the remainder of 2022 and 2023. These estimates are subject to a number of assumptions, and actual results may differ. We recognized $1.3 million of restructuring expense and $1.0 million of other related costs for both the three and nine months ended September 30, 2022.

We record restructuring and other related costs as incurred. These items are classified within cost of product and service revenue, R&D expenses, and selling, general and administrative expenses in our condensed consolidated statements of operations.
A summary of the changes in our restructuring and other related liabilities for the three and nine months ended September 30, 2022 appears below (in thousands):

	Balance at December 31, 2021	Three and Nine Months Ended September 30, 2022		Balance at September 30, 2022
	Liabilities	Charges	Payments	Liabilities(1)
Restructuring:
Severance and employee-related benefits	$—	$1,293	$(386)	$907
Other related costs:
Legal and consulting expenses	—	952	(840)	112
Total	$—	$2,245	$(1,226)	$1,019

(1) Restructuring liabilities are recorded in accrued compensation and related benefits on the condensed consolidated balance sheet. Other related costs are recorded in other accrued liabilities on the condensed consolidated balance sheet. We expect to fund these liabilities using our cash reserves.

Restructuring and other related costs were classified in the condensed consolidated statement of operations as follows for the three and nine months ended September 30, 2022 (in thousands):

Three and Nine Months Ended September 30,
Restructuring:	2022
Cost of product and service	$36
Research and development	164
Selling, general and administrative	1,093
Total restructuring	1,293
Other related costs:
Selling, general and administrative	952
Total other related costs	952
Total restructuring and other related costs	$2,245
The Company’s restructuring and other related costs by segment were as follows for the three and nine months ended September 30, 2022 (in thousands):

Three and Nine Months Ended September 30,
2022
Restructuring:
Mass cytometry	$428
Microfluidics	499
Total restructuring	927
Other related costs:
Corporate expenses	1,318
Total other related costs	1,318
Total restructuring and other related costs	$2,245

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools Inc. MD&A is provided as a supplement to, and should be read together with, our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies and strategic priorities, changes in commercial and strategic focus, restructuring plan, reduction-in-force and real estate footprint reduction plans, microfluidics research and development and marketing investment reduction plans, other cost reduction initiatives, portfolio rationalization initiatives, operating discipline improvement plans, implementation of Standard BioTools Business Systems, expected costs and cost savings associated with such plans and initiatives, future product offerings, financing plans, capital allocation plans, expansion of our business, merger and acquisition opportunities, competitive position, industry environment, potential growth opportunities and drivers, market growth expectations, and the effects of competition and public health crises (including the COVID-19 pandemic) on our business, the global supply chain, and our customers, suppliers, and other business partners. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
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
Standard BioTools™, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, Biomark X™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, GeckoGrip™, Helios™, High-Precision 96.96 Genotyping™, HTI™, HTI+™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ Real Time PCR System, and Xgrade™ are trademarks and/or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
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
We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore and Canada. Our facility in Singapore manufactures microfluidics instruments and integrated fluidic circuits (IFCs). Microfluidics products are currently assembled by a contract manufacturer located within our Singapore facility. We are transitioning the assembly work back to our production lines which is expected to be completed in the first quarter of 2023. Mass cytometry instruments, assays and reagents are manufactured at our facility in Canada.
Our total revenue for the nine months ended September 30, 2022 and 2021 was $70.9 million and $92.3 million, respectively. We have incurred significant net losses since our inception in 1999 and, as of September 30, 2022, our accumulated deficit was $905.3 million.
Recent Developments
Segment Reporting
We have historically operated as a single reportable segment and managed our business operations and evaluated our financial performance on a consolidated basis. During the third quarter of 2022, our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM), instituted the practice of evaluating operating performance and making resource allocation decisions using two reportable segments: mass cytometry and microfluidics. In the fourth quarter of 2022, we will begin referring to these two segments as proteomics and genomics, respectively. Each segment is identified by its unique portfolio of products.
The Company determines each segment’s loss from operations by subtracting direct expenses, including cost of product and service revenues, research and development (R&D) expense and sales and marketing expense, from revenues. Amortization, depreciation, and restructuring expense are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources and finance, along with interest and taxes, are excluded from each segment’s results, which is consistent with how our CODM measures segment performance.
In conjunction with our change in segment reporting, we allocated goodwill to each operating segment using a relative fair value approach and performed trigger-based impairment testing on the goodwill and our long-lived intangible assets. The tests were performed as of August 31, 2022, and no impairment was identified. Following the significant decline in the price of our common stock during the month of September, we performed the trigger-based impairment tests again as of September 30, 2022. No impairment was identified. Goodwill was tested at the reporting unit level, while our long-lived intangible assets were tested at the asset group level.
Segment reporting for historical periods has been included in this report to ensure comparability with the current year. We do not prepare or report segmented balance sheet information as our CODM does not use the information to assess operating performance.
Private Placement Issuance
On January 23, 2022, we entered into separate Loan Agreements (together, the Bridge Loan Agreements) with (i) Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and (ii) Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers). Each Bridge Loan Agreement provided for a $12.5 million term loan to the Company (the Bridge Loans). The Bridge Loans were fully drawn on January 24, 2022. The Bridge Loans automatically converted into Series B Preferred Stock (as defined below) upon the completion of the Preferred Equity Financing (as defined below). Also on January 23, 2022, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (together, the Purchase Agreements) with each Purchaser, relating to, among other things, the issuance and sale of an aggregate of $225 million of convertible preferred stock, consisting of: (i) 112,500 shares of our Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share to Casdin; and (ii) 112,500 shares of our Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock) at a purchase price of $1,000 per share to Viking (the Preferred Equity Financing, and together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement Issuance).
On April 4, 2022, following stockholder approval of the Private Placement Issuance and related matters, the Private Placement Issuance closed and in connection therewith (i) we received $225 million, before expenses, and issued 225,000 shares of Series B Preferred Stock, pursuant to the Purchase Agreements and (ii) the Bridge Loans converted into 30,559 shares of Series B Preferred Stock. In addition, our certificate of incorporation was amended to, among other things, increase the number of shares of our common stock that we are authorized to issue from two hundred million (200,000,000) shares to four hundred million (400,000,000) and our name was changed to Standard BioTools Inc. Shortly thereafter, we also changed our trading symbol for our common stock on the Nasdaq Global Select Market to “LAB”. Upon the closing of the Private Placement Issuance, Dr. Michael Egholm was appointed as the Company’s President and Chief Executive Officer and as a member of our board of directors. The proceeds of the Private Placement Issuance have been and will be used to fund expenses related to the Private Placement Issuance, as well as working capital, general corporate purposes and potential future merger and acquisition opportunities that we may identify from time to time.
Strategic Priorities
Following the Private Placement Issuance, our new leadership team has identified three strategic priorities: revenue growth, improving operating discipline through the Standard BioTools Business Systems (SBS) and strategic capital allocation.
Revenue Growth
Our top priority is to grow our core product and service revenue. We have taken several steps including adopting innovative approaches to improving our lead generation to support revenue growth. While we are encouraged by the early results of these initial steps in the third quarter of 2022, there is still a lot of work remaining to be done to execute on our long-term goal to transform our existing product offerings - accelerating revenue growth in mass cytometry while gearing microfluidics toward profitability, and fulfilling our vision to become a leading life science tools company and an established standard in our customers’ workflows.
Improving Operating Discipline Through SBS
Our second priority is to improve our operating discipline through the implementation of SBS. Our vision is to establish a culture where the entire organization is driving continuous improvement to achieve world class operational excellence and an exceptional customer experience and value. We are leveraging SBS with a set of organizing principles and rigorous standard work processes to build best in class operations, commercial execution and a high-performance culture. A phased restructuring plan, including a reduction in force, is currently underway to improve efficiency, reduce operating costs and better align our workforce with the current needs of our business, with a longer-term goal of significantly reducing operating cash burn and generating positive free cash flow by year-end 2024.
As part of the restructuring, the following steps are being taken:
•Right Sizing General and Administrative Expenses. We plan to significantly lower general and administrative spend through a reduction in headcount and a decrease in office space to better align our spending with our streamlined operations. Specifically, we plan to reduce our real estate footprint, including our headquarters location in South San Francisco while fostering remote work for certain employees. In August 2022, we entered into a sublease agreement for approximately 25% of our corporate headquarters location for a 39 month term commencing in October 2022. We expect to recognize sublease rental income of $4.7 million over the lease term. Beyond these near-term initiatives, we will pursue continued process optimization through a focused SBS-based approach which may result in additional cost savings and will direct resources into areas with the highest impact to the business.
•Right Sizing Microfluidics Business. We expect to significantly reduce our investments in research and development and marketing while narrowing our commercial focus to the high value niche markets for specialized applications that this segment is ideally suited for. In addition, we plan to pursue additional OEM opportunities, similar to our relationship with Olink® Bioscience, as a lower cost and more efficient go-to-market approach.
•Portfolio Rationalization. We have rationalized our product portfolio by discontinuing our laser capture microdissection (LCM) and Flow Conductor offerings, and also de-emphasizing our diagnostics/COVID-19 activities.

We currently expect cash expenses related to the reduction in force and sublease activities, consisting primarily of severance, termination benefits, commissions and other related costs, to be in the range of $3 million to $5 million. We expect to recognize the restructuring and other related costs over the remainder of 2022 and 2023. We recognized $1.3 million in restructuring expenses for the three months ended September 30, 2022. We also recognized $1.0 million of other costs for consulting and legal expenses related to future cost efficiencies and business improvements. As of September 30, 2022, the liability for restructuring and other related costs was $1.0 million. Based on actions taken to date, we expect to realize annualized operating expense reduction of approximately $8 million. These estimates are subject to a number of assumptions, and actual results may differ. See Note 15 within our condensed consolidated financial statements for further details.
Strategic Capital Allocation
Our third priority is strategic capital allocation. We intend to be active on the business development front with consolidation expected to be a key growth driver sustaining the longer-term value proposition of the Company. Our vision is to become a preferred partner in the life science industry and embedded in, and integral to our customers’ workflows, and we believe a portfolio approach is essential for our success.
Critical Accounting Policies, Significant Judgments and Estimates
Our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these condensed financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates on historical experience, the current economic environment and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. We also assessed certain accounting matters that generally require consideration of forecasted financial information, including the unknown impact of the COVID-19 pandemic, the war in Ukraine, supply chain shortages and inflation. Accounting matters that rely on forecasted financial information included, but were not limited to, our inventory, and related reserves, and the carrying value of goodwill and other long-lived assets and liabilities. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on numerous evolving factors including, but not limited to, the magnitude and duration of the pandemic, the extent to which it will impact worldwide macroeconomic conditions, including the speed of recovery, and governmental and business reactions to the pandemic. We also use significant judgment in determining the fair value of financial instruments, including debt and equity instruments.
Recent Accounting Changes and Accounting Pronouncements
Adoption of New Accounting Guidance
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment to this ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification, which is expected to result in more convertible instruments being accounted for as a single unit, rather than being bifurcated between debt and equity. The new guidance is effective for fiscal years beginning after December 15, 2021. We adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on our 2014 Senior Convertible Notes (2014 Notes) and 2019 Senior Convertible Notes (2019 Notes).
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
Recent Accounting Pronouncements
None.

Results of Operations
The following table presents our historical condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue	$25,646	100%	$28,504	100%	$70,927	100%	$92,316	100%
Costs and expenses
Cost of product revenue	14,091	55	13,327	47	39,168	55	37,720	41
Cost of service revenue	2,335	9	1,508	5	5,875	8	5,465	6
Research and development	8,650	34	9,209	32	30,121	42	29,403	32
Selling, general and administrative	29,597	115	24,072	85	90,856	128	75,928	82
Total costs and expenses	54,673	213	48,116	169	166,020	233	148,516	161
Loss from operations	(29,027)	(113)	(19,612)	(69)	(95,093)	(133)	(56,200)	(61)
Interest expense	(1,049)	(5)	(968)	(4)	(3,141)	(4)	(2,751)	(3)
Loss on forward sale of Series B Preferred Stock	—	—	—	—	(60,081)	(86)	—	—
Loss on bridge loans	—	—	—	—	(13,719)	(20)	—	—
Surplus funding from NIH Contract	153	1	5,000	18	153	—	5,000	5
Other income (expense), net	(216)	(1)	315	1	(272)	—	534	1
Loss before income taxes	(30,139)	(118)	(15,265)	(54)	(172,153)	(243)	(53,417)	(58)
Income tax benefit	713	3	1,422	5	2,900	4	3,609	4
Net loss	$(29,426)	(115)%	$(13,843)	(49)%	$(169,253)	(239)%	$(49,808)	(54)%

Strategic Financing and Business Improvement Actions
Our operating results in 2022 include certain items related to the strategic financing transaction and the subsequent business improvement actions taken by the new management team, including the ongoing rationalization of our product portfolio and the restructuring program announced in August 2022. These items increased our operating loss by $6.1 million and $24.5 million for the three and nine months ended September 30, 2022 as shown below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenue:
Portfolio rationalization[1]	$—	$(1,588)
Cost of product and service revenue:
Business improvement initiatives[2]	2,183	2,183
Portfolio rationalization[1]	282	3,350
Total cost of product and service revenue items	2,465	5,533
Research and development:
Retention bonuses	214	562
Portfolio rationalization[1]	—	3,526
Restructuring (see Note 15)	164	164
Total research and development items	378	4,252
Selling, general and administrative:
Strategic financing support[3]	—	3,800
Retention bonuses	1,104	2,919
Severance costs[4]	75	2,346
Restructuring and other related cost[4] (see Note 15)	2,045	2,045
Business improvement initiatives[2]	—	2,000
ERP upgrade	49	49
Total selling, general and administrative items	3,273	13,159
Total	$6,116	$24,532
_______
(1) Costs related to the exit/de-emphasis of the LCM, Flow Conductor and COVID-19 product lines. Includes $3.5 million of impairment charges for the InstruNor developed technology intangible.
(2) Costs related to the termination of the microfluidics instrument manufacturing contract, strategic advisory, and business consulting expenses.
(3) Costs to prepare the Private Placement Issuance, including legal and consulting expenses.
(4) Termination benefits for members of the former management team, including the former CEO.

Total Revenue
We generate revenue primarily from sales of our products and services and by entering into product development agreements, license and royalty agreements, and grants.
Product and Service Revenue. Our product revenue consists of sales of instruments and consumables. Consumables revenue is largely driven by the size of our installed base of instruments and the annual level of pull-through per instrument. Service revenue is linked to the sales and active installed base of our instruments as our service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training. We sell our products to leading academic and government laboratories, as well as pharmaceutical, biotechnology, clinical, plant and animal research organizations and clinical laboratories worldwide.

Development Revenue. In March 2020, we entered into an OEM Supply and Development Agreement with a customer to develop OEM products based on our microfluidics technology. The agreement provided for up-front and periodic milestone payments during its development stage, which was completed during the third quarter of 2021, and $0.4 million of annual on-going payments for sustaining efforts. We recognized $0.2 million and $0.1 million of development revenue during the three months ended September 30, 2022 and 2021, respectively. We recognized $0.6 million and $2.4 million of development revenue during the nine months ended September 30, 2022 and 2021, respectively.
Grant Revenue. During the three and nine months ended September 30, 2021, we recognized $0.5 million and $1.6 million, respectively, of grant revenue for research and development services performed under a contract we entered into in the second half of 2019. The contract was completed during the third quarter of 2021.
One microfluidics customer accounted for 15% and 10% of our total revenue for the three and nine months ended September 30, 2022, respectively. No single customer represented more than 10% of total revenue for the same periods in 2021. Revenue from our five largest customers represented 28% and 21% of total revenue for the three months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022 and 2021, revenue from our five largest customers represented 19% and 22% of total revenue, respectively.
The following table presents our revenue by product type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Year-over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2022		2021			2022		2021
Revenue:
Instruments	$7,873	31%	$10,056	35%	(22)%	$18,057	25%	$27,943	30%	(35)%
Consumables	11,439	45	11,881	42	(4)%	33,478	48	41,349	45	(19)%
Product revenue	19,312	76	21,937	77	(12)%	51,535	73	69,292	75	(26)%
Service revenue	5,857	23	6,016	21	(3)%	17,807	25	18,929	20	(6)%
Product and service revenue	25,169	99	27,953	98	(10)%	69,342	98	88,221	95	(21)%
Development revenue	177	—	90	—	97%	621	1	2,420	3	(74)%
Grant revenue	—	—	461	2	(100)%	—	—	1,582	2	(100)%
License revenue	300	1	—	—	NA	964	1	93	—	937%
Total revenue	$25,646	100%	$28,504	100%	(10)%	$70,927	100%	$92,316	100%	(23)%
The following table presents our revenue based upon the geographic location of our customers’ facilities for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Year-over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2022		2021			2022		2021
Americas	$11,119	43%	$13,013	46%	(15)%	$33,482	47%	$47,656	52%	(30)%
EMEA	8,074	32%	10,108	35%	(20)%	22,352	32%	28,470	31%	(21)%
Asia-Pacific	6,453	25%	5,383	19%	20%	15,093	21%	16,190	17%	(7)%
Total revenue	$25,646	100%	$28,504	100%	(10)%	$70,927	100%	$92,316	100%	(23)%

Three months ended September 30, 2022
Total revenue decreased by $2.9 million, or 10%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a $2.2 million, or 22%, decline in instruments revenue and a $0.4 million, or 4%, decline in consumables revenue. Year over year changes in foreign exchange rates negatively impacted the Company’s total revenue by approximately 4.4 percent.
Americas revenue decreased by $1.9 million, or 15%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decline was primarily attributable to lower revenue from COVID-19 test products and lower instruments revenue. EMEA revenue decreased by $2.0 million, or 20%, driven by a decline in instruments and service revenue, partially offset by higher consumables revenue. A stronger dollar negatively impacted EMEA revenues by approximately 7.7 percent. In Asia-Pacific, revenue increased by $1.1 million, or 20%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by an increase in instruments revenue. A stronger dollar negatively impacted Asia-Pacific revenues by approximately 8.7 percent.
Nine months ended September 30, 2022
Total revenue decreased by $21.4 million, or 23%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by a $9.9 million decline in instruments revenue, a $7.9 million decline in consumables revenue and a $2.5 million net reduction in development, grant and license revenue. A stronger dollar negatively impacted the Company’s total revenue by approximately 2.8 percent.
Americas revenue decreased by $14.2 million, or 30%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decline was primarily attributable to a reduction in product revenue driven by lower unit sales of instruments and consumables. EMEA revenue decreased by $6.1 million, or 21%, primarily driven by a decline in instrument revenue. A stronger dollar negatively impacted EMEA revenue by approximately 6.2 percent. In Asia-Pacific, revenue decreased by $1.1 million, or 7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decline in consumables revenue, partially offset by an increase in instruments revenue. A stronger dollar negatively impacted Asia-Pacific revenues by approximately 5.2 percent.
Segment Product and Service Revenue
The following tables present the split of product and service revenue between our mass cytometry and microfluidic segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Year-Over-Year Change	Nine Months Ended September 30,				Year-over-Year Change
	2022		2021			2022		2021
Mass cytometry:
Instruments	$5,818	41%	$7,125	45%	(18)%	$12,483	33%	$19,491	42%	(36)%
Consumables	4,263	30	4,254	27	NA	12,864	34	13,376	29	(4)%
Total product revenue	10,081	71	11,379	72	(11)%	25,347	67	32,867	71	(23)%
Service revenue	4,185	29	4,458	28	(6)%	12,567	33	13,631	29	(8)%
Total product and service revenue	$14,266	100%	$15,837	100%	(10)%	$37,914	100%	$46,498	100%	(18)%

Microfluidics:
Instruments	$2,055	19%	$2,931	24%	(30)%	$5,574	18%	$8,452	20%	(34)%
Consumables	7,176	66	7,627	63	(6)%	20,614	66	27,973	67	(26)%
Total product revenue	9,231	85	10,558	87	(13)%	26,188	84	36,425	87	(28)%
Service revenue	1,672	15	1,558	13	7%	5,240	16	5,298	13	(1)%
Total product and service revenue	$10,903	100%	$12,116	100%	(10)%	$31,428	100%	$41,723	100%	(25)%
Mass cytometry. Mass cytometry product and service revenue declined by $1.6 million, or 10%, and $8.6 million, or 18%, respectively, during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The year-over-year declines were primarily attributable to reduced unit sales of imaging instrument systems.
Microfluidics. Microfluidics product and service revenue declined by $1.2 million, or 10%, and $10.3 million, or 25%, respectively, during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The year-over-year declines were primarily attributable to lower revenue from COVID-19 test products and lower instruments revenue.
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
The following table presents our product and service cost, product and service gross profit, and product and service margin for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2022	2021			2022	2021
Cost of product revenue	$14,091	$13,327	6%		$39,168	$37,720	4%
Cost of service revenue	2,335	1,508	55%		5,875	5,465	8%
Cost of product and service revenue	$16,426	$14,835	11%		$45,043	$43,185	4%

Product and service gross profit	$8,743	$13,118	(33)%		$24,299	$45,036	(46)%
Product and service margin	34.7%	46.9%	(12.2)	ppt	35.0%	51.0%	(16.0)	ppt
Product and service margin decreased by 12.2 percentage points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Increased provisions for excess and obsolete inventory contributed 9.5 percentage points of the decrease in the product and service margin. Provisions for excess and obsolete inventory were $2.6 million, or 10.5%, of product and service revenue for the three months ended September 30, 2022 compared to $0.3 million, or 1.0%, of product and service revenue for the three months ended September 30, 2021. The increase in these provisions primarily reflected the impact of our ongoing portfolio rationalization initiatives. Fixed depreciation and amortization costs on a lower revenue base contributed 1.1 percentage points to the decline in the product and service margin, while product mix primarily accounted for the remainder of the decline.
Product and service margin decreased by 16.0 percentage points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Increased provisions for excess and obsolete inventory contributed 8.7 percentage points of the decrease in the product and service margin. Provisions for excess and obsolete inventory were $7.2 million, or 10.4%, of product and service revenue for the nine months ended September 30, 2022 compared to $1.5 million, or 1.7%, of product and service revenue for the nine months ended September 30, 2021. The increase in these provisions primarily reflected the impact of our ongoing portfolio rationalization initiatives. Fixed depreciation and amortization costs on a lower revenue base contributed 2.7 percentage points to the decline in the product and service margin, while other factors, including product mix and lower mass cytometry plant utilization accounted for the remainder of the decline.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2022	2021		2022	2021
Research and development	$8,650	$9,209	(6)%	$30,121	$29,403	2%
Selling, general and administrative	29,597	24,072	23%	90,856	75,928	20%
Total operating expenses	$38,247	$33,281	15%	$120,977	$105,331	15%
Research and Development
Research and development expense consists primarily of compensation-related costs, material and product development expenses, and other allocated facilities and information technology expenses. Our research and development efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services. Research and development expense also includes costs incurred in conjunction with research grants and product development arrangements.

Research and development expense decreased by $0.6 million, or 6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to lower compensation costs as a result of reduced headcount and a decline in consulting costs.
Research and development expense increased by $0.7 million, or 2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to a $3.5 million impairment charge the Company recorded in June 2022 to write off the InstruNor AS developed technology intangible asset. The non-cash impairment charge was partially offset by a $1.7 million reduction in laboratory supplies and a $1.3 million reduction in consulting costs as a result of planned reduction in program activity.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management, as well as professional services, such as legal and accounting services.
Selling, general and administrative expense increased by $5.5 million, or 23%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase included $1.1 million in restructuring costs related to the phased restructuring plan that was announced in August 2022, along with $1.1 million of retention bonuses and $1.1 million in higher incentive compensation. Legal and consulting expenses increased by $1.0 million primarily due to operational efficiency activities while travel expense increased by $0.5 million as travel restrictions eased.
Selling, general and administrative expense increased by $14.9 million, or 20%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in retention bonuses and severance costs of $5.4 million, $2.0 million of restructuring and operational efficiency costs, $2.8 million of legal and consulting fees reflecting the costs of the Private Placement Issuance, Company name change and rebranding activities, $1.4 million of stock-based compensation expense from equity awards provided to the new management team and key employees, and $1.4 million of travel expense, as COVID-related restrictions continued to relax.
Segment Loss from Operations
The following table presents loss from operations for our mass cytometry and microfluidics segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2022	2021		2022	2021
Mass cytometry	$(4,851)	$(3,574)	36%	$(22,929)	$(12,080)	90%
Microfluidics	$(8,552)	$(4,819)	77%	$(24,612)	$(8,483)	190%
Mass cytometry. Mass cytometry loss from operations increased by $1.3 million, or 36%, for the for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in operating expenses. Mass cytometry loss from operations increased by $10.8 million, or 90%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by lower units sales of instruments and an impairment of the InstruNor AS development technology intangible.
Microfluidics. Microfluidics loss from operations increased by $3.7 million, or 77%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lower revenue from COVID-19 test products, lower instruments revenue and higher provisions for excess and obsolete inventory. Microfluidics loss from operations increased by $16.1 million, or 190%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the LCM revenue reserve, lower revenue from COVID-19 test products, lower instruments revenue, higher provisions for excess and obsolete inventory and higher operating expenses.

Interest Expense and Other Non-Operating Items
The following table presents interest expense and other non-operating items for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2022	2021		2022	2021
Interest expense	$(1,049)	$(968)	8%	$(3,141)	$(2,751)	14%
Loss on forward sale of Series B Preferred Stock	—	—	NA	(60,081)	—	NA
Loss on bridge loans	—	—	NA	(13,719)	—	NA
Surplus funding from NIH Contract	153	5,000	(97)%	153	5,000	(97)%
Other income (expense), net	(216)	315	(169)%	(272)	534	(151)%
Total	$(1,112)	$4,347	(126)%	$(77,060)	$2,783	NA

Interest expense is primarily comprised of interest on our convertible debt and our Term Loan Facility (as defined below). The increase in interest expense for the three and nine months ended September 30, 2022 compared to the same periods in the prior year is due primarily to our Term Loan Facility, which was established on August 1, 2021.
The Purchase Agreements for the issuance of 225,000 shares of Series B Preferred Stock for $225 million were accounted for as forward sales contracts at fair value in accordance with ASC 480 Distinguishing Liabilities from Equities. The fair value of the payable portion of the Purchase Agreements was determined to be $285.1 million as of April 4, 2022 (the closing date of the Private Placement Issuance). The $60.1 million loss on the forward sales of Series B Preferred Stock for the nine months ended September 30, 2022 reflects the increase in the share price of our common stock from $2.84 per share at the inception of the Agreements to $3.99 per share as of April 4, 2022.
Applying the guidance in ASC 825 Financial Instruments, we elected to record the Bridge Loans at their fair value. The change in fair value of the Bridge Loans from inception to their conversion on April 4, 2022 was recorded as a loss on Bridge Loans. The fair value of the Bridge Loans was largely driven by the value of our common stock and the value of the Series B Preferred Stock into which they were converted. The loss on Bridge Loans of $13.7 million for the nine months ended September 30, 2022 was largely driven by the increase in the price of our common stock from inception to the conversion date. Refer to Note 3 within our condensed consolidated financial statements for additional details relating to the Series B Preferred Stock and the Bridge Loans.
In September 2020, we executed a definitive contract with the National Institutes of Health (NIH), which amended the letter contract we entered into with NIH in July 2020 (collectively, the NIH Contract), under the NIH Rapid Acceleration of Diagnostics (RADx) program to support the expansion of our production capacity and throughput capabilities for COVID-19 test products that use our microfluidics technology. We recognized $0.2 million and $5.0 million of income from the NIH Contract during the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the capacity expansion project funded by the NIH Contract has been completed and all of the related assets aggregating $22.2 million have been placed in service. The cumulative amount of income recognized from the NIH Contract totaled $7.3 million.
Income Tax Benefit
Our tax provision is generally driven by three components: (i) tax provision from foreign operations, (ii) tax benefits from amortization of acquisition-related intangible assets, and (iii) discrete items, such as changes in valuation allowances or adjustments upon finalization of tax returns. Depending on the relative value of these components, we can have either a tax benefit or expense for any given period.
We recorded a tax benefit of $0.7 million, or an effective tax rate of 2.4%, for the three months ended September 30, 2022. In the three months ended September 30, 2021, we recorded a tax benefit of $1.4 million, or an effective tax rate of 9.3%. Higher profitability in certain of our foreign operations in the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021 resulted in a lower tax benefit for our foreign operations for the three months ended September 30, 2022.
For the nine months ended September 30, 2022, we recorded a tax benefit of $2.9 million, and the effective tax rate was 1.7%. For the nine months ended September 30, 2021, we recorded a tax benefit of $3.6 million, and the effective rate was 6.8%. The lower effective tax rates for the three and nine months ended September 30, 2022 were a result of higher pre-tax losses compared to the same periods in 2021.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, our principal sources of liquidity consisted of $60.2 million of cash and cash equivalents, $125.0 million of short-term investments and $1.0 million of restricted cash, as well as $12.5 million of availability under the Revolving Credit Facility (as defined below).
The following table presents our cash flow summary for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flow summary:
Net cash used in operating activities	$(70,189)	$(37,059)
Net cash used in investing activities	(128,372)	(10,801)
Net cash provided by financing activities	231,028	8,662
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(719)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,748	$(39,211)
Net Cash Used in Operating Activities
We derive cash flows from operations primarily from cash collected on sales of products and services, license agreements and grants. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities due to the expansion of our business and infrastructure, both domestically and internationally.
Net cash used in operating activities for the nine months ended September 30, 2022 was $70.2 million and consisted of a $169.3 million net loss, less non-cash items of $110.0 million and net cash used by assets and liabilities of $10.9 million. Non-cash items included a loss on forward sale of Series B Preferred Stock of $60.1 million, a loss on Bridge Loans of $13.7 million, stock-based compensation expense of $13.2 million, amortization of developed technology of $8.7 million, depreciation and amortization of $2.7 million, provision for excess and obsolete inventory of $7.2 million, an impairment charge of $3.5 million, and other smaller items. The net increase in assets and liabilities was primarily attributable to an increase in inventories, net of $7.8 million, a decrease of other liabilities of $5.8 million, a decrease of accounts payable of $1.5 million, and a decrease of deferred revenue of $2.4 million. These items were partially offset by a reduction of accounts receivable, net of $1.1 million, and a $5.6 million increase in accrued compensation and related benefits primarily due to an increase in severance and retention bonus expenses and restructuring costs associated with the phased restructuring program.
Net cash used in operating activities for the nine months ended September 30, 2021 was $37.1 million and consisted of a net loss of $49.8 million, less non-cash items of $25.8 million and net cash used in assets and liabilities of $13.0 million. Non-cash items included stock-based compensation expense of $11.7 million, amortization of developed technology of $8.9 million, depreciation and amortization of $2.7 million, provision for excess and obsolete inventory of $1.5 million, and a variety of smaller items. The cash used in assets and liabilities, net was primarily attributable to a $5.4 million reduction of accrued compensation and related benefits from bonus payments made in the first quarter of 2021, a reduction of deferred revenue of $2.3 million, a reduction of other liabilities of $8.0 million, an increase in prepaid expenses and other assets of $2.7 million, and an increase of inventories, net of $7.5 million. These uses of funds were partially offset by a reduction of accounts receivable, net of $11.4 million, and an increase in accounts payable of $1.4 million.
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
Net cash used in investing activities for the nine months ended September 30, 2022 was $128.4 million, which was primarily due to purchases of short-term investments of $137.3 million, and capital expenditures of $3.1 million. These items were partially offset by $12.0 million in maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2021 was $10.8 million. Capital expenditures of $12.8 million were incurred primarily to expand our microfluidics IFC production capacity in Singapore related to the NIH Contract. We received $2.0 million from the NIH during this period under the terms of the agreement to fund the facility’s capacity expansion.
Net Cash Provided by Financing Activities
Net cash provided by financing activities totaled $231.0 million during the nine months ended September 30, 2022. The principal sources of cash were proceeds from issuance of Series B Preferred Stock of $225.0 million, and proceeds from Bridge Loans of $25.0 million, which were subsequently converted into Series B Preferred Stock on April 4, 2022. These proceeds were also partially offset by a $12.5 million payment for equity issuance costs on the Series B Preferred Stock and a repayment of $6.8 million of advances under the Revolving Credit Facility.
Net cash provided by financing activities totaled $8.7 million during the nine months ended September 30, 2022. The principal source of cash was $10.0 million of advances drawn against our Term Loan Facility with Silicon Valley Bank. Other sources included $0.7 million of Employee Stock Purchase Plan (ESPP) receipts and $0.2 million of proceeds from the exercise of stock options. Partially offsetting these inflows was $1.7 million of withholding tax payments related to the net share settlement of equity awards and the $0.5 million repurchase of 2014 Notes completed in February 2021.
Purchase Obligations and Commitments
Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. The majority of our contracts are cancellable with little or no notice or penalty. However, if a vendor incurs costs to fulfill a contract with us, and the vendor cannot use those items for some other purpose, we are liable for those costs upon cancellation.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services. See Note 3 within our condensed consolidated financial statements for information on our contingent obligations as a result of our issuance of Series B Preferred Stock. See Note 8 within our condensed consolidated financial statements for information about our short-term and long-term debt obligations. See Note 9 within our condensed consolidated financial statements for information about our lease obligations and see Note 16 within our condensed consolidated financial statements for information about certain commitments and contingencies. Other than as disclosed above, there have been no material changes during the nine months ended September 30, 2022 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2021. The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our purchasing requirements are not current obligations and are therefore not included in the amounts above. For example, some of these requirements are not managed through binding contracts or are fulfilled by vendors on a purchase order basis within short time horizons.
Capital Resources
At September 30, 2022 and December 31, 2021, our working capital, excluding deferred revenues, current and deferred grant income, current, and restricted cash, was $197.8 million and $38.0 million, respectively, including cash and cash equivalents of $60.2 million and $28.5 million, respectively. We had $125.0 million short-term investments as of September 30, 2022 and no short-term investments as of December 31, 2021. See “Recent Developments—Strategic Priorities” above for additional information regarding our restructuring plans. We expect our cash, cash equivalents, and short-term investments, along with the funding available under the Revolving Credit Facility, will be sufficient to support the operations of our business for at least the next 12 months.
2014 Notes and 2019 Notes
In February 2014, we closed an underwritten public offering of 2014 Notes. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. As provided by the indenture governing the 2014 Notes, in February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest. As of September 30, 2022, there was $0.6 million aggregate principal of the 2014 Notes outstanding.
In November 2019, we issued $55.0 million aggregate principal amount of our 2019 Notes. The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1,

2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of our common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest.
The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2021 to December 1, 2022, if the volume weighted average price of our common stock has equaled or exceeded 150% of the Conversion Price (as defined in the indenture governing the 2019 Notes), then in effect for a specified number of days (Issuer’s Conversion Option), we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of our common stock, determined in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2022, if the volume-weighted average price of our common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days, we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of our common stock, determined in accordance with the terms of the indenture governing the 2019 Notes.
Credit Facility
In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility.
On August 2, 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. The Credit Facility is collateralized by substantially all our property, other than intellectual property. The Credit Facility also includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio (as defined in the Credit Facility) of at least 1.25 to 1.00.
As of September 30, 2022, the balance outstanding on the Term Loan Facility was $10.2 million. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. Current portion of the Term Loan Facility of $0.8 million represents principal debt repayments to be made in the third quarter of 2023.
As of September 30, 2022, total availability under the Revolving Credit Facility was $12.5 million. We currently have no outstanding debt under the Revolving Credit Facility, and we are in compliance with all terms and conditions of the Revolving Credit Facility as of September 30, 2022. See Note 8 within our condensed consolidated financial statements for more information about the Revolving Credit Facility and Term Loan Facility.
Series B Preferred Stock
On April 4, 2022, we completed the Private Placement Issuance, issuing 255,559 shares of Series B Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Series B-1 Certificate of Designations and Series B-2 Certificate of Designations (collectively, the Series B Certificates of Designations). The Series B Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock are entitled to participate in all dividends declared on our common stock on an as-converted basis, on the terms and subject to the conditions set forth in the Series B Certificates of Designations.
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
In the event of a change of control in which we are not expected to be the surviving corporation or if our common stock will no longer be listed on a U.S. national securities exchange, we will have a right to redeem, subject to the holder’s right to convert into common stock prior to such redemption, all of such holder’s shares of Series B Preferred Stock, or if a holder exercises the Change of Control Put in part, the remainder of such holder’s shares of Series B Preferred Stock, at a redemption price per share payable in cash, equal to the greater of (A) the Liquidation Preference of such share of Series B Preferred Stock, and (B) the amount of cash and/or other assets that the holder would have received if such holder had converted such share of Series B Preferred Stock into common stock immediately prior to the change of control transaction.
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
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies where our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the nine months ended September 30, 2022, we had a foreign currency loss of $1.7 million compared to a foreign currency loss of $0.1 million in the prior year for the same period. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. If foreign currency exchange rates had changed by 10% during the periods presented, it would not have had a material impact on our financial position or results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents of $60.2 million as of September 30, 2022. These amounts were held primarily in cash on deposit with banks and money market funds which are short-term. We held $125.0 million short-term investments in treasury securities as of September 30, 2022. Cash, cash equivalents and short-term investments are held for working capital purposes. We believe that we do not have any material exposure to changes in the fair value of our money market portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments. We do not use derivative financial instruments for speculative or trading purposes. We may adopt specific hedging strategies in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the normal course of business, we are from time to time involved in legal proceedings or potential legal proceedings, including disputes involving employment, intellectual property, or other matters. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
•Market opportunities may not develop as we expect.
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
•If we fail to achieve the expected financial and operational benefits of our recently announced restructuring plan and other strategic initiatives, our business and financial results may be harmed.
•The planned implementation of a company-wide enterprise resource planning (ERP) system could adversely affect our business.
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
•To the extent we elect to label and promote any of our products as medical devices, we would be required to obtain prior approval or clearance by the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authority.
•Compliance or the failure to comply with current and future regulations affecting our products and business operations worldwide could cause us significant expense and adversely impact our business.
Risks Related to Economic Conditions and Operating a Global Business
•We generate a substantial portion of our revenue internationally and our international business exposes us to additional business, regulatory, political, operational, financial, and economic risks.
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
•Any conversions of our 2014 Notes or 2019 Notes (each as defined below) will dilute the ownership interest of our existing stockholders.
Risks Related to our Capital Structure
•The holders of our Series B Preferred Stock (as defined below) own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions.
•The market value of our common stock could decline if the holders of our Series B Preferred Stock sell their shares.
•The holders of our Series B Preferred Stock may exercise influence over us, including through their ability to designate members of our board of directors.
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
Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, we are unable to predict the impact of COVID-19 on our operations, our financial performance, and our ability to successfully execute our business strategies and initiatives. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, and transport and workforce pressures); the risk of waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; labor and materials shortages; supply chain difficulties, including disruption of logistics, shipping, and other distribution operations; and the pace of recovery when the threat of COVID-19 subsides.
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

Additionally, we have certain customers who have historically placed large orders in multiple quarters during a calendar year. A significant reduction in orders from one or more of these customers could adversely affect our revenue and operating results, and if these customers defer or cancel purchases or otherwise alter their purchasing patterns, our financial results and actual results of operations could be significantly impacted. Similarly, the loss of one or more key customers, or the inability of any such customer to pay amounts owing to us, could materially and adversely affect our business, financial performance and results of operations. Other unknown or unpredictable factors also could harm our results.
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
The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations and rates of revenue growth, if any. We have experienced significant revenue growth in the past but we may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. If we are unable to achieve adequate revenue growth, our operating results could suffer and our stock price could decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations. We expect that our sales will continue to fluctuate on an annual and quarterly basis and that our financial results for some periods may be below market expectations or projections of securities analysts, which could significantly decrease the price of our common stock.
We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.
We have incurred significant losses in each fiscal year since our inception, including net losses of $59.2 million, $53.0 million, and $64.8 million during the years 2021, 2020, and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $905.3 million. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations.
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
While we plan to reduce our general and administrative spend and levels of investment in microfluidics research and development and marketing as part of the restructuring plan that we announced in August 2022, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, and there is no guarantee that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may incur operating losses for the foreseeable future and may never achieve profitability.
Market opportunities may not develop as we expect, limiting our ability to successfully sell our products, or our product development and strategic plans may change and our entry into certain markets may be delayed, if it occurs at all.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression and protein expression analysis, single nucleotide polymorphism (SNP) genotyping, quantitative polymerase chain reaction (qPCR), digital PCR, flow cytometry, tissue imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, next-generation DNA sequencing (NGS), microdroplets, spatial protein expression, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do.
We consider Agilent Technologies, Inc., Thermo Fisher Scientific Inc. (Thermo), Bio-Rad Laboratories, Inc., and Agena Bioscience, Inc. to be our principal competitors in the microfluidics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors for our mass cytometry market share, and that Ionpath, Inc., Akoya Biosciences, Inc., NanoString Technologies, Inc., and 10x Genomics, Inc. are our principal competitors for our Imaging Mass Cytometry™ market share. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.
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
In addition, it is important that our systems be perceived as accurate and reliable by the scientific and medical research community as a whole. Historically, a significant part of our sales and marketing efforts has been directed at convincing industry leaders of the advantages of our systems and encouraging such leaders to publish or present the results of their evaluation of our systems. If we are unable to continue to induce leading researchers to use our systems, or if such researchers are unable to achieve and publish or present significant experimental results using our systems, acceptance and adoption of our systems will be slowed and our ability to increase our revenue would be adversely affected.
We may not be able to develop new products or enhance the capabilities of our existing systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business, revenue, financial condition, and operating results.
Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques, or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including high-throughput genomics, single-cell genomics and mass cytometry, as well as potential markets for our products such as high-throughput NGS and molecular applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced, and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies typically involve substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition, and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.
If we fail to achieve the expected financial and operational benefits of our recently announced restructuring plan and other strategic initiatives, our business and financial results may be harmed.
From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. In August 2022, we announced a restructuring plan including a reduction in force. In addition to the reduction in force, we will also seek to reduce leased office space and other operating expenses. The purpose of the restructuring plan is to improve operational efficiency and operating costs and better align our workforce with the current needs of our business. There is no guarantee that the restructuring plan will achieve its intended benefits and cost savings or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which would require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, changes in our commercial and strategic focus and allocation of resources contemplated by the restructuring plan, including reductions in our levels of investment in microfluidics research and development and marketing, as well as implementation of our other strategic initiatives, may be unsuccessful or result in unanticipated risks or other unintended consequences for our business, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We rely on a limited number of third-party suppliers for certain components and materials used in our products, including single and sole source suppliers. Additionally, certain of our instruments are assembled at the facilities of contract manufacturers in Singapore. We do not have long-term contracts with our suppliers of these components and materials or our assembly service providers. The loss of a single or sole source supplier of any of the following components and/or materials would require significant time and effort to locate and qualify an alternative source of supply, if at all:
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
Our reliance on single and sole source suppliers and assembly service providers also subjects us to other risks that could harm our business, including the following:
•we may be subject to increased component or assembly costs; and
•we may not be able to obtain adequate supply or services in a timely manner or on commercially reasonable terms, if at all.
If, as a result of global economic or political instability or health pandemics, such as the ongoing escalation of the situation in Ukraine or the COVID-19 pandemic, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. If any of these events occur, our business and operating results could be harmed. In connection with the global supply chain disruptions following the onset of the COVID-19 pandemic, we have experienced and are continuing to experience problems with some of our suppliers. In the third quarter of 2021, shortages of certain components caused a backlog and we were unable to fulfill all of the demand for our products during the quarter. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business. Additionally, in response to a surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country that have negatively impacted and continue to negatively impact manufacturing and/or supply chains.
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
Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of certain members of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and staffing shortages could also negatively impact our ability to expand and scale functions that are needed to support the development of our products and the growth of our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly senior scientists and engineers. Competition for qualified senior management and key employees in our industry is intense. This competition has become exacerbated by the increase in employee resignations reported by employers nationwide in 2021 and continued high rates of employee turnover continuing into 2022. The loss of qualified employees, or an inability to attract, retain, and motivate employees could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. Attrition and workforce reductions, such as the August 2022 restructuring plan, including the related reduction in force, could adversely affect our reputation among job seekers, cause our existing employees to experience distractions or decreases in employee morale, and result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. We do not currently maintain key person life insurance covering any of our employees and all our employees, including our management team, may terminate employment without notice and without cause or good reason.

Additionally, in connection with our research and product development efforts, we need to retain and recruit scientists skilled in areas such as molecular and cellular biology, assay development, engineering physics, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense and we may face challenges in retaining and recruiting such individuals if, for example, our stock price declines, thereby reducing the retention value of equity awards, or our business or technology is no longer perceived as leading in our field. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.
If our direct sales, field support, and marketing forces and distribution capabilities are not sufficient to adequately address our customers’ needs, our business will be adversely affected.
We may not be able to market, sell, and distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend on a number of factors including our ability to execute with our existing team, the scope of our marketing efforts and development of our direct sales force, field application specialists and service engineer teams. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication.
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
Our products, and our Biomark, EP1, CyTOF, and Hyperion systems in particular, must be used in conjunction with one or more reagents designed to produce or facilitate the particular biological or chemical reaction desired by the user. Many of these reagents are highly specialized and available to the user only from a single supplier or a limited number of suppliers. Although we sell reagents for use with certain of our products, our customers may purchase these reagents directly from third-party suppliers, and we have no control over the supply of those materials. In addition, our products are designed to work with these reagents as they are currently formulated. We have no control over the formulation of reagents sold by third-party suppliers, and the performance of our products might be adversely affected if the formulation of these reagents is changed. If one or more of these reagents were to become unavailable or were reformulated, our ability to market and sell our products could be materially and adversely affected.
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
Although the FDA granted Emergency Use Authorization (EUA) for our Advanta Dx SARS-CoV-2 RT-PCR Assay in August 2020 (which was updated for use with the AZOVA COVID-19 Test Collection Kit in February 2021, among other updates) and our Advanta Dx COVID-19 EASE Assay in February 2022, these authorizations are only valid during the COVID-19 public health emergency, and when the federally declared public health emergency ends, we may be required to stop commercial distribution of our assay and the collection kit immediately in the United States unless we comply with FDA requirements, which may include obtaining FDA clearance or approval for our assay under a traditional regulatory pathway for in vitro diagnostics (IVDs), which is lengthy and expensive.
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
In August 2020, the FDA granted EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for qualitative detection of nucleic acid from SARS-CoV-2 in saliva specimens from individuals suspected by their healthcare providers of having COVID-19, with the use of the assay limited to CLIA high complexity laboratories. Six supplements have been submitted and authorized by the FDA. In February 2021, the FDA updated that EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay for use with the AZOVA COVID-19 Test Collection Kit, which is authorized for self-collection of saliva specimens at home. In February 2022, we were granted EUA for our the Advanta Dx COVID-19 EASE Assay, which is authorized for the qualitative detection of nucleic acid from SARS-CoV-2 in nasopharyngeal swab, oropharyngeal swab, mid-turbinate nasal swab, and anterior nasal swab specimens from individuals suspected of COVID-19 by their healthcare provider. As set forth in each EUA, we are required to comply with the conditions of authorization, including certain requirements pertaining to FDA notification, distribution, printed materials, advertising and promotion. If we, our distributors, or authorized laboratories do not comply with the EUA requirements, our business, financial condition and results of operations may be adversely impacted, and we may be subject to regulatory or enforcement actions, including recall of our products and the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions.
If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of Advanta Dx SARS-CoV-2 RT-PCR and the AZOVA COVID-19 Test Collection Kit could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test does not meet the conditions of authorization or perform as provided in the EUA application. We cannot predict how long this EUA will remain effective. The termination or revocation of the EUA and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations. The demand for our product and our profitability may decline or be adversely impacted by the federal government’s implementation of a national COVID-19 testing strategy. Given the uncertain nature of the COVID-19 pandemic and future legislation and regulation in this space, we can provide no assurance with respect to our ability to achieve or sustain profitability on a quarterly or annual basis.
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
We are currently registered with the FDA as a medical device manufacturer, with the reagents for the Advanta Dx SARS-CoV-2 RT-PCR Assay listed as our sole medical device product. As noted in the issued EUA for the Advanta Dx SARS-CoV-2 RT-PCR Assay (including the EUA update for use with the AZOVA COVID-19 Test Collection Kit, among other updates) and the issued EUA for the Advanta Dx COVID-19 EASE Assay, the FDA has waived certain quality system requirements under 21 CFR Part 820 for the duration of each EUA. We may in the future list some of our other products with the FDA pursuant to an FDA Class I listing for general purpose laboratory equipment if we pursue clinical applications for such equipment. While this regulatory classification is generally exempt from certain FDA requirements, such as the need to submit a premarket notification commonly known as a 510(k), and some of the requirements of the FDA’s Quality System Regulations (QSRs), we would be subject to ongoing FDA “general controls,” which include compliance with FDA regulations for labeling, inspections by the FDA, complaint evaluation, corrections and removals reporting, promotional restrictions, reporting adverse events or malfunctions for our products, and general prohibitions against misbranding and adulteration. If we do not comply with all the requirements of the EUA or the normal regulatory requirements for any of our medical device products, including additional regulatory requirements that would apply to the Advanta Dx SARS-CoV-2 RT-PCR Assay, the AZOVA COVID-19 Test Collection Kit and the Advanta Dx COVID-19 EASE Assay after the expiration or termination of the EUA, we may be subject to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, penalties, or fines, among other adverse actions, any of which may adversely impact our business, financial condition and results of operations. Compliance with additional or changing regulatory requirements can be time-consuming and costly.
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
In August 2020, as part of the U.S. government’s efforts to combat COVID-19 and consistent with the direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (HHS) announced rescission of guidances and other informal issuances of the FDA regarding premarket review of LDTs absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an EUA request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act (PREP Act). In November 2021, HHS under the Biden administration issued a statement that withdrew the August 2020 policy announcement, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. The FDA also issued a revised version of its COVID-19 test policy that states the FDA expects newly offered COVID-19 tests, including LDTs, to have an EUA, or traditional marketing authorization such as a granted De Novo or cleared 510(k), prior to clinical use. Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. The adoption of new restrictions on IVDs, LDTs, or RUOs, whether by the FDA or Congress, could adversely affect our ability to commercialize our products and the demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers.
If the FDA determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic decision-making purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our products to be misbranded or adulterated under the FD&C Act and subject to recall and/or other enforcement action.
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
In addition, political instability, civil unrest, the deterioration of the political situation in a country in which we have significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which we have significant operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status between the United States and a foreign country could result in a substantial increase in the import duty applicable to products manufactured in that foreign country and imported into the United States. The United States has commenced certain trade actions, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. In addition, the United States has commenced certain trade actions as a result of the Russian invasion of Ukraine, which has resulted in retaliatory measures by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures taken by China, Russia, or other countries in response, could adversely affect our business, financial condition, and results of operations.
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
Our revenue is generally denominated in the local currency of the contracting party. Historically, the majority of our revenue has been denominated in U.S. dollars and fluctuations in the value of the U.S. dollar relative to foreign currencies could decrease demand for our products and adversely impact our financial performance. For example, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, or if the value of the U.S. dollar decreases relative to the Singapore dollar or the Canadian dollar, it would become more costly in U.S. dollars for us to manufacture our products in Singapore and/or in Canada. Additionally, our expenses are generally denominated in the currencies where our operations are located, which is primarily in the United States, with a portion of expenses incurred in Singapore and Canada where our manufacturing facilities are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.
FINANCIAL, TAX, AND ACCOUNTING RISKS
Our future capital needs are uncertain and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.
We believe our existing cash, cash equivalents, and short-term investments, along with funding available under the Revolving Credit Facility (as defined below), will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:
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
•the effectiveness of our efficiency, cost-savings and other strategic initiatives (including those contemplated by the restructuring plan that we announced in August 2022);
•the impact of any natural disasters or public health crises (including the COVID-19 pandemic);
•the effect of competing technological and market developments; and
•the extent to which we acquire, license or otherwise invest in businesses, products, and technologies.
To the extent we draw on our Revolving Credit Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. The ongoing COVID-19 pandemic has led to significant disruption and volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing in addition to the Credit Facility (as defined below), if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders, and our ability to raise additional capital may be adversely impacted by the impact of the COVID-19 pandemic on the economy.
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
Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we continue to evaluate our need for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the Securities and Exchange Commission (SEC), or other regulatory authorities, which would require additional financial and management resources.
We may not realize the value of our goodwill or other intangible assets, which would be reflected in an impairment charge.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our condensed consolidated financial statements. As of September 30, 2022, we had approximately $122.2 million of goodwill and net intangible assets, including approximately $106.1 million of goodwill and $16.1 million of net intangible assets. These assets represent a significant portion of the assets recorded on our condensed consolidated balance sheet and relate primarily to our acquisition of DVS Sciences, Inc. in February 2014 and InstruNor AS in 2020. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.
We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We also assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances may include a significant deterioration in overall economic conditions, a decline in our market capitalization, reorganizations of our business, the disposal of all or a portion of a reporting unit, operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses, including our ability to realize revenue growth, cost savings, and other macro factors which impact the enterprise value. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
As a result of our operating and reporting segment change and the significant decline in our share price during the three months ended September 30, 2022, we performed quantitative impairment tests for goodwill and our long-lived intangibles as of August 31, 2022 and as of September 30, 2022 and concluded that no impairment charge was necessary. In determining the fair value of our two operating segments, significant assumptions including forecasted cash flows (revenue growth rates), discount rates, earnings multiples and an implied control premium were utilized. As these assumptions are inherently judgmental and subject to uncertainty, future impairments that cannot be reasonably estimated, but could be material, may occur.

If we fail to comply with the covenants and other obligations under our Credit Facility, the lending bank may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.
In August 2018, we entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. In August 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million term loan facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. The Credit Facility is secured by substantially all of our assets, other than intellectual property. The Credit Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. Additionally, we are required to maintain a minimum Adjusted Quick Ratio (as defined in the Credit Facility) of at least 1.25 to 1.00. If we fail to comply with the covenants and our other obligations under the Credit Facility, the lending bank would be able to accelerate the required repayment of amounts due under the Credit Facility and, if they are not repaid, could foreclose upon the assets securing our obligations under the Credit Facility.
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
We have significant outstanding convertible debt. As of September 30, 2022, we had outstanding $0.6 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2034 that were issued in February 2014 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% Convertible Senior Notes due 2024 that were issued in November 2019 (2019 Notes and, together with the 2014 Notes, the Convertible Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. The 2019 Notes will mature on December 1, 2024, unless earlier converted or repurchased in accordance with the terms of the 2019 Notes.
If we undergo a fundamental change (as defined in the indenture governing the 2014 Notes or the 2019 Notes, as applicable), holders of the applicable series of Convertible Notes may require us to repurchase such Convertible Notes in whole or in part for cash at a repurchase price equal to 100% of the principal amount of the applicable series of Convertible Notes plus accrued and unpaid interest. If we refinance all or any portion of the Convertible Notes, we may issue additional convertible notes or other debt, which could include additional company obligations and represent more dilution to existing stockholders and noteholders.
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
•failure to complete significant sales;
•manufacturing disruptions that could occur if we are unable to successfully expand our production in our current or alternative facilities;
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
This provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the Exchange Act), or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the Securities Act).
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
RISKS RELATED TO OUR CAPITAL STRUCTURE
As a result of the Private Placement Issuance (as defined below), the Purchasers (as defined below) own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions, and the Purchasers’ interests may conflict with those of our other stockholders.
In April 2022, (i) we issued and sold to (a) Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) an aggregate of 112,500 shares of our Series B-1 Convertible Preferred Stock, par value $0.001 per share (Series B-1 Preferred Stock) and (b) Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and, together with Casdin, the Purchasers) an aggregate of 112,500 shares of our Series B-2 Convertible Preferred Stock, par value $0.001 per share (Series B-2 Preferred Stock and, together with the Series B-1 Preferred Stock, the Series B Preferred Stock) and (ii) in connection therewith, bridge loans previously provided to us by the Purchasers were automatically converted into an aggregate of 30,559 shares of Series B Preferred Stock (such transactions, collectively, the Private Placement Issuance).
The Series B Preferred Stock is initially convertible into up to approximately 75,164,397 shares of our common stock (without giving effect to limitations associated with any conversion cap). On an as-converted basis, this collectively represents approximately 48.7% of our issued and outstanding common stock (equating to approximately 24.3% per Purchaser) based on the number of shares of common stock outstanding as of September 30, 2022, but assuming full conversion of all Series B Preferred Stock (without giving effect to limitations associated with any conversion cap). As a result, the Purchasers are our largest stockholders. This concentration of ownership, together with the voting rights, director designation rights and consent rights granted to the Purchasers as part of the Private Placement Issuance, may be perceived negatively by other investors and, as a result, may adversely affect the market price of our common stock. The Purchasers, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of the Purchasers may not always coincide with our interests or the interests of other stockholders.
The market value of our common stock could decline if the Purchasers sell their Series B Preferred Stock or common stock.
Pursuant to the Registration Rights Agreement that we entered into on January 23, 2022 with the Purchasers, we registered the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock with the SEC, which means that such shares would become eligible for resale in the public markets, subject to any applicable transfer restrictions. Any sale of such shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of our common stock.

Our Series B Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of holders of our Series B Preferred Stock differing from those of our common stockholders and make an acquisition of us more difficult.
Holders of our Series B Preferred Stock have (i) a liquidation preference, (ii) rights to dividends, which are senior to all of our other equity securities, (iii) the right to require us to repurchase any or all of their Series B Preferred Stock in connection with certain change of control events, and (iv) conversion price adjustments upon the occurrence of certain events, each subject to the terms, conditions and exceptions contained in the applicable Certificate of Designations. These dividend and other rights and obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes.
The terms of our Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the Purchasers and holders of our common stock. Furthermore, a sale of our Company, as a change of control event, may require us to repurchase the Series B Preferred Stock, which could have the effect of making an acquisition of our Company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.
The holders of our Series B Preferred Stock are entitled to vote with the holders of our common stock with voting power measured in a manner related to the conversion ratio of the shares of Series B Preferred Stock, and the holders of our Series B Preferred Stock have rights to approve certain actions. The holders of our Series B Preferred Stock may exercise influence over us, including through the ability of the holders of the Series B-1 Preferred Stock and the holders of the Series B-2 Preferred Stock to each designate a member of our board of directors.
The holders of our Series B Preferred Stock are generally entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of our common stock (voting together with the holders of common stock as one class) with voting power measured in a manner related to the conversion ratio of the shares of Series B Preferred Stock, subject to certain voting limitations as described in the applicable Certificate of Designations. Additionally, the consent of the holders of at least 60% of the shares of Series B Preferred Stock is required for, among other things, (i) amendments to our certificate of incorporation or bylaws that have an adverse effect on the rights, preferences, privileges or voting powers of the Series B Preferred Stock and (ii) issuances by us of securities that are senior to, or equal in priority with, the Series B Preferred Stock.
Additionally, pursuant to the Certificates of Designations for the Series B Preferred Stock, the holders of a majority of the outstanding Series B-1 Preferred Stock and the holders of a majority of the outstanding Series B-2 Preferred Stock each have the right to nominate and elect one member to our board of directors at each annual meeting of the stockholders of the Company or at any special meeting called for the purpose of electing directors, for so long as the Casdin Preferred Percentage or Viking Preferred Percentage (each as defined in the applicable Certificate of Designations), as applicable, is equal to or greater than 7.5%. Such directors are not subject to the classified board of directors provisions of our certificate of incorporation, and are entitled to serve on committees of our board of directors, subject to applicable law and Nasdaq rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the holders of Series B Preferred Stock may differ from the interests of our security holders as a whole or of our other directors.
These significant stockholders may be able to determine or significantly influence matters requiring stockholder approval. The interests of significant stockholders may not always coincide with our interests or the interests of other stockholders. The Certificates of Designations for the Series B Preferred Stock also provide that for so long as the Casdin Preferred Percentage or Viking Preferred Percentage, as applicable, is equal to or greater than 7.5%, the director designated by the holders of the Series B-1 Preferred Stock or the Series B-2 Preferred Stock, as applicable, will have certain consent rights over, among other things: (i) any increase in the number of directors on our board of directors beyond seven; (ii) the hiring, promotion, demotion, or termination of the Company’s Chief Executive Officer; (iii) entering into or modifying (including by waiver) any transaction, agreement or arrangement with any Related Person (as defined in the Certificates of Designations for the Series B Preferred Stock), subject to certain exceptions; (iv) any voluntary petition under any applicable federal or state bankruptcy or insolvency law effected by the Company; (v) any change in the principal business of the Company or entry by the Company into any material new line of business; and (vi) for a period of three years after the closing date of the Private Placement Issuance, (A) any acquisition (including by merger, consolidation or acquisition of stock or assets) of any assets, securities or property of any other person or (B) any sale, lease, license, transfer or other disposition of any assets of the Company or any of its subsidiaries, in each case, other than acquisitions or dispositions of inventory or equipment in the ordinary course of business consistent with past practice, for consideration in excess of $50,000,000 in the aggregate in any six month period.

As a result, the holders of our Series B Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization. Our obligations to the holders of our Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
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
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022
3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.5	Certificate of Elimination of Series A Participating Preferred Stock.	8-K	3.1	8/2/2017
3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022
3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022
10.1	Sublease, dated as of August 30, 2022, between Standard BioTools Inc. and CIRC Bio, Inc.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
(1) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD BIOTOOLS INC.

Dated: November 9, 2022	By:	/s/ Michael Egholm
Michael Egholm
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer
(Principal Accounting and Financial Officer)