Form 10-Q
period 2023-03-31
STANDARD BIOTOOLS INC.
filed 2023-05-09
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated fiing ler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2023, there were 78,384,944 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$113,663	$81,309
Short-term investments	40,874	84,475
Accounts receivable (net of allowances of $318 and $592 at March 31, 2023 and December 31, 2022, respectively)	14,504	17,280
Inventories, net	22,513	21,473
Prepaid expenses and other current assets	3,374	4,278
Total current assets	194,928	208,815
Property and equipment, net	25,002	25,652
Operating lease right-of-use asset, net	32,974	33,883
Other non-current assets	2,665	3,109
Developed technology, net	9,800	12,600
Goodwill	106,285	106,251
Total assets	$371,654	$390,310
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,109	$7,914
Accrued compensation and related benefits	8,430	9,153
Operating lease liabilities, current	3,764	3,682
Deferred revenue, current	11,636	10,792
Deferred grant income, current	3,637	3,644
Other accrued liabilities	6,878	6,175
Term loan, current	3,333	2,083
Total current liabilities	43,787	43,443
Convertible notes, net	54,733	54,615
Term loan, non-current	7,001	8,194
Deferred tax liability	1,052	1,055
Operating lease liabilities, non-current	33,151	34,081
Deferred revenue, non-current	3,828	3,816
Deferred grant income, non-current	13,452	14,359
Other non-current liabilities	550	961
Total liabilities	157,554	160,524
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; 256 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $255,559 at March 31, 2023 and December 31, 2022	311,253	311,253
Stockholders’ deficit:

Preferred stock: $0.001 par value, 9,744 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value, 400,000 shares authorized at March 31, 2023 and December 31, 2022; 80,324 and 79,904 shares issued at March 31, 2023 and December 31, 2022, respectively; 78,652 and 79,482 shares outstanding at March 31, 2023 and December 31, 2022, respectively	80	80
Additional paid-in capital	850,063	847,008
Accumulated other comprehensive loss	(1,328)	(1,896)
Accumulated deficit	(942,939)	(926,096)
Treasury stock at cost: 1,672 and 422 shares at March 31, 2023 and December 31, 2022, respectively	(3,029)	(563)
Total stockholders’ deficit	(97,153)	(81,467)
Total liabilities, mezzanine equity and stockholders’ deficit	$371,654	$390,310
See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$17,438	$20,004
Service revenue	6,881	6,144
Other revenue	800	356
Total revenue	25,119	26,504
Costs and expenses:
Cost of product revenue	10,203	12,339
Cost of service revenue	2,792	1,928
Research and development	6,409	8,865
Selling, general and administrative	22,308	30,875
Total costs and expenses	41,712	54,007
Loss from operations	(16,593)	(27,503)
Interest expense	(1,117)	(1,030)
Loss on forward sale of Series B Preferred Stock	—	(37,792)
Loss on Bridge Loans	—	(10,655)
Other income, net	1,130	118
Loss before income taxes	(16,580)	(76,862)
Income tax benefit (expense)	(263)	574
Net loss	$(16,843)	$(76,288)
Net loss per share, basic and diluted	$(0.21)	$(0.99)
Shares used in computing net loss per share, basic and diluted	79,080	77,031
See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(16,843)	$(76,288)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	170	(150)
Net change in unrealized gain on investments	398	—
Other comprehensive income (loss), net of tax	568	(150)
Comprehensive loss	$(16,275)	$(76,438)

See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accum. Other Comp. Loss		Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount			Accum. Deficit	Shares	Amount
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(93)	—	—	—	—	(93)
Stock-based compensation expense	—	—	3,148	—	—	—	—	3,148
Repurchase of common stock	—	—	—	—	—	(1,250)	(2,466)	(2,466)
Net loss	—	—	—	—	(16,843)	—	—	(16,843)
Other comprehensive income, net of tax	—	—	—	568	—	—	—	568
Balance as of March 31, 2023	80,324	$80	$850,063	$(1,328)	$(942,939)	(1,672)	$(3,029)	$(97,153)

	Common Stock		Additional Paid-in Capital	Accum. Other Comp. Loss		Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount			Accum. Deficit	Shares	Amount
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	—	$—	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	280	—	(87)	—	—	—	—	(87)
Stock-based compensation expense	—	—	4,042	—	—	—	—	4,042
Net loss	—	—	—	—	(76,288)	—	—	(76,288)
Other comprehensive loss, net of tax	—	—	—	(150)	—	—	—	(150)
Balance as of March 31, 2022	77,199	$77	$835,379	$(1,057)	$(812,286)	—	$—	$22,113
See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(16,843)	$(76,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	—	37,792
Loss on bridge loans	—	10,655
Stock-based compensation expense	3,148	4,042
Amortization of developed technology	2,800	2,968
Depreciation and amortization	862	1,003
Provision for excess and obsolete inventory	350	851
Amortization of debt discounts, premiums and issuance costs	204	211
Other non-cash items	(314)	104
Changes in assets and liabilities:
Accounts receivable, net	3,027	2,917
Inventories, net	(1,087)	(3,558)
Prepaid expenses and other assets	955	(38)
Accounts payable	(1,835)	1,905
Accrued compensation and related benefits	(754)	3,037
Deferred revenue	804	155
Other liabilities	198	(1,346)
Net cash used in operating activities	(8,485)	(15,590)
Investing activities
Purchases of short-term investments	(6,836)	—
Proceeds from sales and maturities of investments	51,000	—
Purchases of property and equipment	(1,010)	(868)
Net cash provided by (used in) investing activities	43,154	(868)
Financing activities
Proceeds from bridge loans	—	25,000
Repayment of advances under revolving credit facility	—	(6,838)
Repurchase of common stock	(2,466)	—
Payments for taxes related to net share settlement of equity awards and other	(92)	(87)
Net cash provided by (used in) financing activities	(2,558)	18,075
Effect of foreign exchange rate fluctuations on cash and cash equivalents	23	(85)
Net increase in cash, cash equivalents and restricted cash	32,134	1,532
Cash, cash equivalents and restricted cash at beginning of period	82,324	29,467
Cash, cash equivalents and restricted cash at end of period	$114,458	$30,999

Supplemental disclosures of cash flow information
Cash paid for interest	$232	$102
Cash paid for income taxes, net of refunds	$306	$488
Non-cash right-of-use assets and lease liabilities	$32	$(133)
Asset retirement obligations	$726	$722
See accompanying notes

STANDARD BIOTOOLS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
1. Basis of Presentation and Organization
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Standard Biotools Inc. (together with its wholly owned subsidiaries, Standard Biotools, the Company, we, our, or us) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). As of March 31, 2023, we had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
These interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Security Exchange Commission (SEC) on March 14, 2023.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, the current economic environment and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. We assessed certain accounting matters that generally require consideration of forecasted financial information, including the impact of geopolitical factors, including the war in Ukraine; inflation; and the possibility of a global economic recession. These accounting matters included but were not limited to inventory and related reserves; the carrying value of goodwill and other long-lived assets; and the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns. We also use significant judgment in determining the fair value of financial instruments, including debt and equity instruments. Actual results could differ materially from these estimates and could have a material adverse effect on our condensed consolidated financial statements.
Recent Accounting Changes, Recently Adopted Accounting Guidance, and New Accounting Pronouncements
None.

2. Net Loss Per Share
Our basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted share units (RSUs), performance stock awards (PSUs), and options to purchase our common stock are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.
The following potentially dilutive common shares (in thousands) were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
RSUs, PSUs, and stock options	14,624	7,988
Bridge Loans	—	8,979
Series B Preferred Stock	75,164	66,176
2019 Convertible Notes	18,966	18,966
2019 Convertible Notes potential make-whole shares	4,741	1,775
2014 Convertible Notes	10	10
Total	113,505	103,894
3. Revenue and Geographic Area
Disaggregation of Revenue by Product Type and Geographic Area
The following tables present our revenue based upon product type and the geographic regions of our customers’ facilities (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Proteomics	Genomics	Total	Proteomics	Genomics	Total
Instruments	$4,499	$1,424	$5,923	$4,370	$3,153	$7,523
Consumables	5,548	5,967	11,515	4,766	7,715	12,481
Product revenue	10,047	7,391	17,438	9,136	10,868	20,004
Service revenue	5,153	1,728	6,881	4,394	1,750	6,144
Product and service revenue	15,200	9,119	24,319	13,530	12,618	26,148
Other revenue	—	800	800	250	106	356
Total revenue	$15,200	$9,919	$25,119	$13,780	$12,724	$26,504

	Three Months Ended March 31,
	2023	2022
Americas	$11,662	$12,930
Europe, Middle East and Africa (EMEA)	7,837	8,609
Asia-Pacific	5,620	4,965
Total revenue	$25,119	$26,504
Revenue from customers in the United States represented $11.2 million and $11.8 million, or 45% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue from customers in China totaled $3.4 million and $2.8 million, or 14% and 11% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Except for China, no foreign country represented more than 10% of our total revenue during the periods presented in this report.
No single customer represented more than 10% of our total revenue for the three months ended March 31, 2023 and 2022. Revenue from our five largest customers represented 22% and 21% of total revenue for the three months ended March 31, 2023 and 2022, respectively.

Refer to Note 13 for additional information on revenue by reporting segment.
Unfulfilled Performance Obligations
The condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 included total deferred revenue of $15.5 million and $14.6 million, respectively. During the three months ended March 31, 2023, $3.6 million of the opening deferred revenue balance was recognized as revenue and $4.5 million of net additional advance payments, primarily for instrument services contracts, were received from customers.
We expect to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of March 31, 2023 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2023 remainder of the year	$11,157
2024	6,912
2025	3,752
Thereafter	1,904
Total	$23,725
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in our condensed consolidated financial statements and are subject to change if our customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins.
We apply the practical expedient that permits us to not disclose information about unsatisfied performance obligations for service contracts with an expected term of one year or less.
4. Goodwill and Intangible Assets, net
In connection with our acquisition of DVS Sciences, Inc. in February 2014, we recorded $104.1 million of goodwill and $112.0 million of intangible assets associated with the acquired technology. Also, in the first quarter of 2020, we recorded $2.2 million of goodwill and $5.4 million of developed technology intangibles from the InstruNor AS acquisition.
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as our current results, assumptions regarding our future performance, strategic initiatives and overall economic factors, including the impact of rising inflation and the possibility of a global recession, to determine the existence of potential indicators of impairment. If indicators of impairment are identified, a quantitative impairment test is performed. There have been no indicators of impairment of goodwill, long-lived assets or intangible assets during the three months ended March 31, 2023.
Intangible assets with finite lives include developed technology, patents and licenses. In the condensed consolidated balance sheets, developed technology is reported separately while patents and licenses are reported in other non-current assets. Intangible assets, net, were as follows (in thousands):

	March 31, 2023
	Gross Amount	Accumulated Amortization and Impairment	Net	Weighted-Average Amortization Period
Developed technology	$117,277	$(107,477)	$9,800	10.0 years
Patents and licenses	$11,247	$(10,837)	$410	7.0 years

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,194	$(104,594)	$12,600	10.0 years
Patents and licenses	$11,247	$(10,669)	$578	7.0 years

Total amortization expense of our intangible assets was $3.0 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively.
Based on the carrying value of intangible assets as of March 31, 2023, we expect our estimated future amortization expense to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2023 remainder of the year	$8,400	$403	$8,803
2024	1,400	7	1,407
Total	$9,800	$410	$10,210

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$113,663	$81,309
Restricted cash	795	1,015
Total cash, cash equivalents and restricted cash	$114,458	$82,324
Restricted cash is included in other non-current assets in the condensed consolidated balance sheets.
Inventories, net
Inventories, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$16,016	$16,866
Work-in-process	831	945
Finished goods	13,428	15,245
Total inventory, gross	30,275	33,056
Allowance for excess and obsolete inventory	(7,762)	(11,583)
Total inventories, net	$22,513	$21,473

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory and manufacturing equipment	$33,808	$33,329
Leasehold improvements	12,491	12,234
Computer equipment and software	6,028	5,793
Office furniture and fixtures	1,712	1,713
Property and equipment, gross	54,039	53,069
Less accumulated depreciation and amortization	(30,611)	(29,029)
Construction-in-progress	1,574	1,612
Property and equipment, net	$25,002	$25,652
Accrued Compensation and Related Benefits
Accrued compensation and related benefits, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued incentive compensation	$1,798	$1,170
Accrued vacation	2,820	2,795
Accrued payroll taxes and other	1,438	1,193
Accrued severance and retention payments	595	775
Accrued restructuring	1,779	3,220
Accrued compensation and related benefits	$8,430	$9,153

Refer to Note 14 for additional information on restructuring.
Deferred Grant Income
In September 2020, we executed a contract with the National Institutes of Health (NIH) under their Rapid Acceleration of Diagnostics program to support the expansion of our production capacity and throughput capabilities for COVID-19 test products that use our genomics technology. Under the now-completed contract, we received $34.0 million of funding from the NIH and used $22.2 million for capital expenditures on expansion of production capacity. The amortization of the deferred income, which is offset against depreciation, was $0.9 million and $0.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Cumulative amounts applied against depreciation expense for these assets placed in service were $5.1 million and $4.2 million as of March 31, 2023 and December 31, 2022, respectively, and the carrying values of these assets were $17.1 million and $18.0 million, respectively, as of these same dates.
The current portion of deferred grant income on our condensed consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.
The current and non-current portions of deferred grant income were as follows (in thousands):

	March 31, 2023	December 31, 2022
Deferred grant income, current	$3,637	$3,644
Deferred grant income, non-current	13,452	14,359
Total deferred grant income	$17,089	$18,003

6. Debt
2014 Senior Convertible Notes (2014 Notes) and 2019 Senior Convertible Notes (2019 Notes)
The carrying values of the components of the 2014 Notes and 2019 Notes were as follows (in thousands):

	March 31, 2023	December 31, 2022
2.75% 2014 Notes due 2034
Principal amount	$578	$578
Unamortized debt discount	(7)	(8)
Unamortized debt issuance cost	(2)	(2)
Net carrying value of 2014 Notes	$569	$568

5.25% 2019 Notes due 2024
Principal amount	$55,000	$55,000
Unamortized debt issuance cost	(836)	(953)
Net carrying value of 2019 Notes	$54,164	$54,047
Net carrying value of all Notes	$54,733	$54,615
In February 2014, we closed an underwritten public offering of 2014 Notes. In 2019, the outstanding 2014 Notes were largely refinanced with the 2019 Notes, as discussed below. The effective interest rate on the 2014 Notes, reflecting the impact of debt discounts and issuance costs, is approximately 2.9% per annum. The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders may require us to repurchase all or a portion of their 2014 Notes on each of February 6, 2021, February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.
In November 2019, we issued $55.0 million aggregate principal amount of 2019 Notes. Net proceeds from the 2019 Notes issuance of $52.7 million, after deductions for commissions and other debt issuance costs were used to retire all but $1.1 million of the aggregate principal value of the 2014 Notes then outstanding. In February 2021, holders of $0.5 million of the 2014 Notes required us to repurchase their notes at 100% of the principal amount plus accrued and unpaid interest, leaving $0.6 million aggregate principal outstanding at March 31, 2023.
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
The 2019 Notes will also be convertible at our option upon certain conditions in accordance with the terms of the indenture governing the 2019 Notes. On or after December 1, 2022, if the volume-weighted average price of the Company’s common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days, we may, at our option, elect to convert the 2019 Notes in whole but not in part into shares of the Company’s common stock, determined in accordance with the terms of the indenture governing the 2019 Notes.

Offering-related costs for the 2019 Notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes. The effective rate on the 2019 Notes is 6.2% per annum.
Revolving Credit Facility and Term Loan Facility, net
Revolving Credit Facility
On August 2, 2018, we entered into a revolving credit facility with Silicon Valley Bank (SVB) (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million or (ii) the sum of (a) 85% of our eligible receivables and (b) 50% of our eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility.
On August 2, 2021, we amended our Revolving Credit Facility to extend the maturity date to August 2, 2023 and to provide for a new $10.0 million Term Loan Facility (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facility). The Credit Facility is collateralized by substantially all our property, other than intellectual property. The Credit Facility also includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio of at least 1.25 to 1.00 and a liquidity requirement of greater than $20 million, which are both defined in the Credit Facility.
The interest rate on advances made under the Revolving Credit Facility is the greater of (i) prime rate plus 0.50% or (ii) 5.25% per annum. Interest on any outstanding advances is due and payable monthly and the principal balance is due at maturity, though loans can be prepaid at any time without penalty. Fees for the Revolving Credit Facility include an annual commitment fee of $112,500 and a quarterly unused line fee based on the Borrowing Base. As of March 31, 2023, there were no borrowings under the Revolving Credit Facility and the total amount available was $7.1 million.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver. On March 27, 2023, First Citizens Bank & Trust Company (First Citizens Bank) assumed all of SVB’s deposits and loans. SVB now operates as a division of First Citizens Bank.
Term Loan Facility, net
As of March 31, 2023, the Term Loan Facility was fully drawn and the carrying value of the loan was $10.3 million. The interest rate on the Term Loan Facility is the greater of 4.0% per annum or a floating per annum rate equal to the prime rate plus 0.75%. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in 24 equal installments beginning on August 1, 2023. The effective interest rate on the Term Loan Facility, reflecting the impact of debt issuance costs, the end-of-term fee and expected timing of principal repayment, was 8.4% per annum as of March 31, 2023.
The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024.
The carrying value of our term loan was as follows (in thousands):

	March 31, 2023	December 31, 2022
Term Loan Facility
Principal amount	$10,000	$10,000
End-of-term fee accretion	350	296
Unamortized debt issuance cost	(16)	(19)
Net carrying value of term loan	10,334	10,277
Less: term loan, current	3,333	2,083
Term loan, non-current	$7,001	$8,194
Bridge Loans
On January 23, 2022, we entered into separate loan agreements (the Bridge Loan Agreements) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking). Under the Bridge Loan Agreements, Casdin and Viking (collectively the Lenders) each provided to the Company a $12.5 million term loan (collectively, the Bridge Loans). The Bridge Loans were fully drawn on January 24, 2022, and automatically converted into Series B Preferred Stock upon the subsequent closing of the Private Placement, as more fully discussed below in Note 9.
Prior to their conversion, the Bridge Loans bore interest at (i) a rate of 10% per annum from the effective date of the Bridge Loan Agreements to February 28, 2022, and (ii) a rate of 12% per annum from March 1, 2022 to the closing of the Private Placement on April 4, 2022.
Applying the guidance in ASC 825 Financial Instruments, we elected to record the Bridge Loans at their fair value. We employed a probability‐weighted expected return method in our valuation analysis of the Bridge Loans. The $10.7 million change in fair value of the Bridge Loans from $25.0 million at inception to $35.7 million as of March 31, 2022, including the portion attributable to accrued interest, was reflected as a non-operating unrealized loss on the Bridge Loans in the accompanying condensed consolidated statements of operations. The loss was primarily due to the increase in our common stock price from $2.84 per share at inception of the Bridge Loans to $3.59 per share on March 31, 2022. Upon conversion as of April 4, 2022, the change in the fair value from inception was $13.7 million and the carrying value of the Bridge Loans of $38.7 million was reclassified to Series B Redeemable Preferred Stock.

7. Leases
We have operating leases for buildings, equipment and vehicles. Existing leases have remaining terms ranging from less than one year to seven years. Some leases contain options to extend the lease, usually for up to five years, along with termination options.
In August 2022, we entered into an agreement to sublease approximately 25% of our corporate headquarters space in South San Francisco, California for a period of 39 months. We expect to recognize $4.7 million of sublease income over the lease term that commenced in October 2022.
On February 28, 2023, we signed a second agreement to sublease an additional 25% of our corporate headquarters for a period of 77 months. We expect to recognize additional sublease income of $9.1 million over the lease term, commencing on December 1, 2023.
Sublease income is reported in the condensed consolidated statements of operations as a reduction in selling, general and administrative expenses.
Supplemental balance sheet information related to our leases was as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use buildings	$43,311	$43,500
Operating lease right-of-use equipment	—	65
Operating lease right-of-use vehicles	617	749
Total operating lease right-of-use assets, gross	43,928	44,314
Accumulated amortization	(10,954)	(10,431)
Total operating lease right-of-use assets, net	$32,974	$33,883

Operating lease liabilities, current	$3,764	$3,682
Operating lease liabilities, non-current	33,151	34,081
Total operating lease liabilities	$36,915	$37,763

Weighted-average remaining lease term (in years)	6.6	6.8
Weighted-average discount rate per annum	11.8%	11.8%

8. Fair Value of Financial Instruments
Cash, Cash Equivalents, and Short-Term Investments
The following tables summarize our cash, cash equivalents, restricted cash, and available-for-sale securities by significant investment category within the fair value hierarchy (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Level I:
Cash-unrestricted	$17,041	$—	$17,041	$17,041	$—	$—
Cash-restricted	795	—	795	—	—	795
Total cash	$17,836	$—	$17,836	$17,041	$—	$795
Available-for-sale:
Money market funds	$96,622	$—	$96,622	$96,622	$—	$—
U.S. treasury securities	40,978	(104)	40,874	—	40,874	—
Total available for sale	137,600	(104)	137,496	96,622	40,874	—
Total	$155,436	$(104)	$155,332	$113,663	$40,874	$795

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Cash- Restricted
Assets:
Level I:
Cash-unrestricted	$27,415	$—	$27,415	$27,415	$—	$—
Cash-restricted	1,015	—	1,015	—	—	1,015
Total cash	$28,430	$—	$28,430	$27,415	$—	$1,015
Available-for-sale:
Money market funds	$53,894	$—	$53,894	$53,894	$—	$—
U.S. treasury securities	84,977	(502)	84,475	—	84,475	—
Total available for sale	$138,871	$(502)	$138,369	$53,894	$84,475	$—
Total	$167,301	$(502)	$166,799	$81,309	$84,475	$1,015
There were no transfers between Level I and II measurements and no changes in the valuation techniques used during the three months ended March 31, 2023. The money market and U.S. treasury investments mature on or before July 6, 2023.
Debt
The 2014 Notes and 2019 Notes are not regularly traded. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.
The estimated fair value of the Term Loan Facility also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as market prices. The fair value of our Term Loan Facility was estimated using a discounted cash flow model and current market interest rate data for similar loans.
Advances under the Revolving Credit Facility typically have short repayment periods and their carrying values approximate their fair values due to their short-term duration. The Company had no advances under the Revolving Credit Facility as of March 31, 2023 or December 31, 2022.

The following table summarizes the par value, carrying value and estimated fair value of our debt (in thousands):

	March 31, 2023			December 31, 2022
	Par Value	Carrying Value	Fair Value	Par Value	Carrying Value	Fair Value
Convertible Notes:
2014 Notes	$578	$569	$517	$578	$568	$498
2019 Notes	55,000	54,164	55,869	55,000	54,047	48,408
Total Notes	$55,578	$54,733	$56,386	$55,578	$54,615	$48,906
Term Loan Facility, Net	$10,000	$10,334	$10,055	$10,000	$10,277	$9,820
Total debt	$65,578	$65,067	$66,441	$65,578	$64,892	$58,726

9. Mezzanine Equity
Series B Redeemable Preferred Stock
On January 23, 2022, we entered into the Bridge Loan Agreements, as more fully discussed in Note 6. Also, on that date, we entered into separate Series B Convertible Preferred Stock Purchase Agreements (the Purchase Agreements) with the Lenders. Under the terms and conditions of the Purchase Agreements, we issued and sold an aggregate of $225 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock or the Series B Redeemable Preferred Stock) at a purchase price of $1,000 per share (together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement). The Private Placement closed on April 4, 2022 (the Closing Date). Upon closing, 225,000 shares of Series B Preferred Stock were issued in accordance with the Purchase Agreements and the Bridge Loans converted into 30,559 shares of Series B Preferred Stock, for a total of 255,559 shares of Series B Preferred Stock.
The Purchase Agreements were accounted for as forward sales contracts at fair value in accordance with ASC 480 Distinguishing Liabilities from Equities because the Series B Preferred Stock included certain contingent redemption features that created an obligation for the Company to repurchase its shares. The fair value of the payable portion of the forward sales contracts was determined using a Monte Carlo Simulation, which relies on significant assumptions regarding the estimated yield and term of the Series B Preferred Stock.
The fair value of the 225,000 shares of Series B Preferred Stock was determined to be $262.8 million as of March 31, 2022 and $285.1 million on the Closing Date. The $37.8 million and $60.1 million increase in the fair value of the Series B Preferred Stock from the date of the Purchase Agreements to March 31, 2022 and the Closing Date, respectively, was primarily due to the increase in our common stock price during the same period and the various conversion rights and key provisions discussed below. The increase in fair value was included as a non-operating loss on the forward sale of Series B Preferred Stock on the condensed consolidated statements of operations.
Preferred stock is classified as debt, equity or mezzanine equity based on its redemption features. Preferred stock with redemption features outside of the control of the issuer, such as contingent redemption features, is classified as mezzanine equity. We recorded the Series B Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the condensed consolidated balance sheets because it had features, such as change of control and liquidation preference, which are outside of the Company’s control. Subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is unnecessary as it is not probable that the instrument will become redeemable.
Upon closing, the value of the Bridge Loans and the Purchase Agreements, discussed in detail above, were reclassified and included in the carrying value of the Series B Redeemable Preferred Stock. The carrying value of the Series B Redeemable Preferred Stock as of April 4, 2022 was $311.3 million.

The components of the carrying value of the Series B Preferred Stock as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

Proceeds from Purchase Agreements	$225,000
Proceeds from Bridge Loans	25,000
Change in fair value of Forward Purchase Agreements	60,081
Change in the fair value of Bridge Loans	13,719
Less equity issuance costs	(12,547)
Total Series B Redeemable Preferred Stock	$311,253
The Series B Preferred Stock ranks senior to our common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock are entitled to participate in all dividends declared on our common stock on an as-converted basis. The Series B Preferred Stock contains several conversion rights, redemption features and other key provisions described below.
Holder Voluntary Conversion Rights
The Series B Preferred Stock is convertible at the option of the holders at any time into a number of shares of common stock equal to the Conversion Rate, which is initially 294.1176 shares of common stock per share of Series B Preferred Stock, in each case subject to certain adjustments and certain limitations on conversion.
Issuer Call Provision
At any time after the fifth anniversary of the Closing Date of the Private Placement, if the last reported sale price of the Company’s common stock is greater than 250% of the Conversion Price as of such time for at least 20 consecutive trading days, we may elect to convert all the outstanding shares of Series B Preferred Stock into shares of common stock.
Issuer Redemption Provision
After the seventh anniversary of the Closing Date of the Private Placement, subject to certain conditions, we may, at our option, redeem the outstanding shares of Series B Preferred Stock at a redemption price per share of Series B Preferred Stock, payable in cash, equal to the amount that must be paid by the Company in a corporate liquidation (the Liquidation Preference).
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
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Series B Preferred Stock has a liquidation preference equal to the greater of (i) the Liquidation Preference (currently $3.40) and (ii) the amount per share of Series B Preferred Stock that such holder would have received had all holders of Series B Preferred Stock, immediately prior to such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, converted all shares of Series B Preferred Stock into common stock (without regard to any limitations on conversion contained therein).

10. Shareholders’ Deficit
Stock Repurchase Program
On November 23, 2022, our board of directors authorized the repurchase of up to $20.0 million in shares of the Company’s common stock in the open market or in negotiated transactions through December 31, 2023. We repurchased a total of 1,250,484 shares of common stock under the program at a cost of $2.5 million, excluding commission fees, for an average of $1.97 per share for the three months ended March 31, 2023. Cumulative repurchases under the program amount to 1,672,793 shares at a total cost of $3.0 million. The Company had a remaining authorization to repurchase up to approximately $17.0 million in shares under this program as of March 31, 2023. Repurchases may be suspended or discontinued at any time at the Company’s discretion.
Private Placement
In connection with the closing of the Private Placement, our stockholders approved on April 1, 2022, an increase in the number of shares of common stock, par value $0.001 per share, that we are authorized to issue from 200.0 million shares to 400.0 million shares. Also, we adopted the 2022 Inducement Equity Incentive Plan (the 2022 Inducement Plan) with an initial reserve for issuance of approximately 9.5 million shares.
The Series B Preferred Stock issued in connection with the Private Placement contains several rights and other key provisions that may result in the conversion of the Series B Preferred Stock to our common stock, as more fully discussed in Note 9.
Common Shares Reserved
As of March 31, 2023, we had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock and Performance Share Units at Maximum	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,795	1,496	1,146
2011 Equity Incentive Plan	1,152	5,170	3,549
2017 Inducement Award Plan	59	3	—
DVS Sciences Inc. 2010 Equity Incentive Plan	1	—	—
2017 Employee Stock Purchase Plan	—	—	2,050
	8,007	6,669	6,745
Included in the securities to be issued upon release of RSUs and PSUs are the maximum number of shares that could be issued for PSU awards, which can vest at 0%-200% of the number of awards granted.
11. Benefit Plans
Plans
Our board of directors sets the terms, conditions, and restrictions related to our 2017 Employee Stock Purchase Plan (ESPP) and the grant of stock options, RSUs and PSUs under our stock-based incentive plans. Our board of directors determines the number of awards to grant and sets the vesting criteria.
In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, subject to the employees’ continued employment. We may grant RSUs with different vesting terms from time to time.
Stock options granted under our 2022 Inducement Plan and 2011 Equity Incentive Plan (the 2011 Plan) have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. We may grant options with different vesting terms from time to time.

For PSUs, our board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payouts will be a function of the extent to which performance objectives or other vesting provisions have been achieved.
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
2017 ESPP
Our ESPP offers U.S. and some non-U.S. employees the right to purchase shares of our common stock. Our ESPP program has a six-month offering period, with a new period commencing on the first trading day on or after May 31 and November 30 of each year. Employees are eligible to participate through payroll deductions of up to 10% of their compensation. Employee stock purchases under this plan are limited to $25,000 for any calendar year. Shares are sold to employees under the ESPP for 85% of the lower of the fair market value of a share of our common stock on the first day of the offering period or the last day of the offering period.
2022 Inducement Equity Incentive Plan
As discussed in Note 10, we adopted the 2022 Inducement Plan in April 2022 and reserved 9.5 million shares of common stock for the issuance of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs. In accordance with Nasdaq listing rules, equity awards issued under the 2022 Inducement Plan are restricted to individuals who are not already employees or directors of the Company. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the 2011 Plan.
Plan Activity
Activity under the various plans was as follows:
Restricted Stock Units

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	7,120	$2.58
RSU granted	269	$2.06
RSU released	(475)	$2.91
RSU forfeited	(349)	$2.19
Balance at March 31, 2023	6,565	$2.56
As of March 31, 2023, the unrecognized compensation costs related to outstanding unvested RSUs under our equity incentive plans were $13.5 million. We expect to recognize those costs over a weighted average period of 2.7 years.

Stock Options

	Number of Options (in 000s)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1) in (000s)
Balance at December 31, 2022	7,882	$4.43	7.9	$—
Options granted	947	$2.05		$—
Options forfeited	(822)	$6.72		$—
Balance at March 31, 2023	8,007	$3.92	8.9	$28
Vested at March 31, 2023	741	$5.92	6.2	$19
Unvested awards at March 31, 2023	7,266	$3.71	9.1	$9
_______
(1)Aggregate intrinsic value as of March 31, 2023 was calculated as the difference between the closing price per share of our common stock on the last trading day of March, which was $1.95, and the exercise price of the options, multiplied by the number of in-the-money options.
As of March 31, 2023, the unrecognized compensation costs related to outstanding unvested options under our equity incentive plans were $14.2 million. We expect to recognize those costs over a weighted average period of 3.3 years.
Performance-based Awards
We have granted PSUs to certain executive officers and senior level employees. The number of PSUs ultimately earned under these awards is calculated by comparing the Total Shareholder Return (TSR) of our common stock over the applicable three-year period against the TSR of a defined group of peer companies. The Company’s relative performance against its peer group determines the payout, which can range from 0% to 200% of the base awards
Activity under the TSR-based PSUs was as follows:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	453	$4.81
Performance adjustment for 2020 awards	(401)	$4.19
Balance at March 31, 2023	52	$9.60
As of March 31, 2023, the unrecognized compensation costs related to these awards were $0.2 million. We expect to recognize those costs over a weighted average period of 0.8 years.
Stock-based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs, stock options and PSUs	$3,060	$3,942
Employee stock purchase plan	88	100
Total stock-based compensation	$3,148	$4,042
12. Income Taxes
Our quarterly provision for income taxes is based on an estimated annual effective income tax rate. Our quarterly provision for income taxes also includes discrete items, such as changes in valuation allowances or adjustments upon finalization of tax returns as well as infrequently occurring items, if any, such as the effects of changes in tax laws or rates, in the interim period in which they occur.

We recorded an income tax expense of $0.3 million in the three months ended March 31, 2023 and an income tax benefit of $0.6 million for the three months ended March 31, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the first quarter of 2023 and pre-tax loss in the first quarter of 2022. The effective tax rate (benefit) was 1.6% in the three months ended March 31, 2023 compared to (0.7%) in the three months ended March 31, 2022. The Company’s effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the U.S. and foreign countries.

Our tax positions are subject to audits by multiple tax jurisdictions. We believe that we have provided adequate reserves for uncertain tax positions for all tax years still open for assessment. For the three months ended March 31, 2023 and 2022, we did not recognize any material interest or penalties related to uncertain tax positions.
13. Segment Reporting
In the third quarter of 2022, our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM), instituted the practice of evaluating operating performance and making resource allocation decisions using two reportable segments: proteomics and genomics (also known as mass cytometry and microfluidics, respectively). Each segment is identified by its unique portfolio of products. Proteomics includes our instruments, consumables, software, and services based upon technologies used in the identification of proteins. Genomics includes our instruments, consumables, software, and services based upon technologies used in the identification of genes (DNA, RNA) and their functions.
We determine each segment’s loss from operations by subtracting direct expenses, including cost of product and service revenues, research and development expense, and sales and marketing expense, from revenues. Amortization, depreciation, and restructuring expenses are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources, and finance, along with interest and taxes, are excluded from each segment’s results, which is consistent with how our CODM evaluates segment performance.
We do not prepare or report segmented balance sheet information as our CODM does not use the information to assess segment operating performance. The segments adhere to the same accounting policies that the Company adheres to as a whole. Segment reporting for historical periods has been included in this report to ensure comparability with the current year.
Our business segment information was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Proteomics	$15,200	$13,780
Genomics	9,919	12,724
Total revenue	$25,119	$26,504

Loss from operations
Proteomics	$(5,673)	$(5,350)
Genomics	(230)	(5,482)
Corporate expenses	(10,690)	(16,671)
Total loss from operations	$(16,593)	$(27,503)
14. Restructuring and Other Related Costs

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

We record restructuring and other related costs as incurred. These items are classified within cost of product and service revenue, R&D expenses, and selling, general and administrative expenses in our condensed consolidated statements of operations. We recognized $0.3 million of restructuring expense and $0.1 million of other related costs for the three months ended March 31, 2023.
We expect to complete all restructuring actions by the end of 2023 and to incur additional charges up to $2.0 million related primarily to employee severance and facility exit costs for the remainder of 2023. These estimates are subject to a number of assumptions, and actual results may differ.
A summary of the changes in our restructuring and other related liabilities for the three months ended March 31, 2023 was as follows (in thousands):

	Balance at December 31, 2022	Three Months Ended March 31, 2023		Balance at March 31, 2023
	Liabilities	Charges	Payments	Liabilities(1)
Restructuring:
Severance and employee-related benefits	$3,220	$294	$(1,735)	$1,779
Other related costs:
Legal and consulting expenses	19	63	(44)	38
Total	$3,239	$357	$(1,779)	$1,817

(1) Restructuring liabilities are recorded in accrued compensation and related benefits on the condensed consolidated balance sheets. Liabilities related to other related costs are recorded in other accrued liabilities on the condensed consolidated balance sheets.

Restructuring and other related costs were classified in the condensed consolidated statements of operations as follows (in thousands):

Three Months Ended March 31,
2023
Restructuring:
Cost of product and service	$213
Research and development	(76)
Selling, general and administrative	157
Total restructuring	294
Other related costs:
Selling, general and administrative	63
Total other related costs	63
Total restructuring and other related costs	$357
The Company’s restructuring and other related costs by segment and corporate were as follows (in thousands):

Three Months Ended March 31,
2023
Restructuring:
Proteomics	$225
Genomics	69
Total restructuring	294
Other related costs:
Corporate	63
Total other related costs	63
Total restructuring and other related costs	$357

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
Contingencies
In September 2020, a putative class action complaint alleging violations of the federal securities laws was filed against the Company (also naming our Chief Financial Officer and our former Chief Executive Officer as defendants) in the U.S. District Court for the Northern District of California (Reena Saintjermain, et al. v. Fluidigm Corporation, et al). On February 14, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with prejudice. On March 15, 2022, the lead plaintiff filed a notice of appeal of the District Court’s decision. Following a hearing before the Ninth Circuit Court of Appeals, the dismissal was affirmed on February 21, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools Inc. MD&A is provided as a supplement to, and should be read together with, our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies and strategic priorities, changes in commercial and strategic focus, restructuring plan, reduction-in-force and real estate footprint reduction plans, microfluidics research and development and marketing investment reduction plans, other cost reduction initiatives, portfolio rationalization initiatives, operating discipline improvement plans, implementation of Standard BioTools Business Systems, expected costs and cost savings associated with such plans and initiatives, future product offerings, financing plans, capital allocation plans, expansion of our business, merger and acquisition opportunities, competitive position, industry environment, potential growth opportunities and drivers, market growth expectations, and the effects of competition and public health crises on our business, the global supply chain, and our customers, suppliers, and other business partners. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.
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
Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, Maxpar® OnDemand™, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ High-Thoughput Genomics System, X9™ Real Time PCR System, and Xgrade™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Form 10-Q are the property of their respective owners.
___________________________
Unless the context requires otherwise, references in this Form 10-Q to “Standard BioTools” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.
Our MD&A is organized in the following sections:
•Overview
•Recent Developments
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Changes, Recently Adopted Accounting Guidance, and New Accounting Pronouncements

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
Recent Developments
Following the Private Placement, our new leadership team identified three strategic priorities: revenue growth, improving operating discipline and strategic capital allocation, as more fully discussed in Part I Item 1 “Business” in our Annual Report on Form 10-K.
We took additional actions in the first quarter of 2023 under our strategic initiative to improve operating discipline, including reductions to our headcount in Europe and additional reductions to our real estate footprint in the U.S. On February 28, 2023, we signed an agreement to sublease an additional 25% of our corporate headquarters for a period of 77 months. The agreement resulted in 50% of the space at our headquarters being subleased as of March 31, 2023. We expect to recognize $9.1 million of sublease income over the term of this new agreement, with payments expected to commence on December 1, 2023.
Results of Operations
The following table presents our condensed consolidated statements of operations and as a percentage of total revenue for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue	$25,119	100%	$26,504	100%
Costs and expenses:
Cost of product revenue	10,203	41	12,339	47
Cost of service revenue	2,792	11	1,928	7
Research and development	6,409	26	8,865	33
Selling, general and administrative	22,308	89	30,875	117
Total costs and expenses	41,712	167	54,007	204
Loss from operations	(16,593)	(67)	(27,503)	(104)
Interest expense	(1,117)	(5)	(1,030)	(4)
Loss on forward sale of Series B Preferred Stock	—	—	(37,792)	(143)
Loss on Bridge Loans	—	—	(10,655)	(40)
Other income, net	1,130	4	118	—
Loss before income taxes	(16,580)	(68)	(76,862)	(290)
Income tax benefit (expense)	(263)	(1)	574	2
Net loss	$(16,843)	(69)%	$(76,288)	(288)%

Strategic Financing and Business Improvement Actions
Our operating results include costs related to the strategic financing transaction and the subsequent business improvement actions taken by the new leadership team, including the ongoing rationalization of our product portfolio and the phased restructuring plan announced in August 2022. These items increased our operating loss by $0.6 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively, as shown below ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2023	2022
Cost of product and service revenue:
Restructuring (see Note 14)	$213	$—	NA
Research and development:
Restructuring (see Note 14)	(76)	—	NA
Selling, general and administrative:
Restructuring and other related costs (see Note 14)	220	—	NA
Strategic financing support[1]	—	3,400	(100)%
Severance costs[2]	—	1,390	(100)%
Enterprise resource planning (ERP) upgrade	262	—	NA
Total selling, general and administrative items	482	4,790	(90)%
Total	$619	$4,790	(87)%
(1) Costs to prepare the Private Placement, including legal and consulting expenses
(2) Termination benefits for members of the former management team, including the former CEO
Revenue
We generate revenue primarily from sales of our products and services. Other revenue consists of revenue from product development and license agreements.
Our product revenue consists of sales of instruments and consumables. Consumables revenue is largely driven by the size of our active installed base of instruments and the level of usage per instrument. Service revenue is linked to the sales and active installed base of our instruments as our service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training for our instruments. We expect the average selling prices of our products and services to fluctuate over time based on market conditions, product mix, and currency fluctuations.
No single customer represented more than 10% of our total revenue for the three months ended March 31, 2023, and 2022, respectively. Revenue from our five largest customers represented 22% and 21% of total revenue for the three months ended March 31, 2023, and 2022, respectively.
Revenues by product type and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2023		2022
Revenue:
Instruments	$5,923	24%	$7,523	28%	(21)%
Consumables	11,515	46	12,481	47	(8)%
Product revenue	17,438	70	20,004	75	(13)%
Service revenue	6,881	27	6,144	23	12%
Product and service revenue	24,319	97	26,148	98	(7)%
Other revenue	800	3	356	2	125%
Total revenue	$25,119	100%	$26,504	100%	(5)%
Total revenue decreased by $1.4 million, or 5%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by a $1.6 million, or 21%, decline in instruments revenue and a $1.0 million, or 8%, decline in consumables revenue, offset in part by a $0.7 million, or 12%, increase in service revenue and a $0.4 million increase in other revenue. Year-over-year changes in foreign exchange rates negatively impacted the Company’s total revenue by approximately 1.9%, or $0.5 million. Changes in revenue are more fully discussed in the following sections.

Revenue by Geographic Area
Revenue by geographic region of our customers’ facilities and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2023		2022
Americas	$11,662	46%	$12,930	49%	(10)%
Europe, Middle East and Africa (EMEA)	7,837	32	8,609	32	(9)%
Asia-Pacific	5,620	22	4,965	19	13%
Total revenue	$25,119	100%	$26,504	100%	(5)%

Americas revenue decreased by $1.3 million, or 10%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The year-over-year decline was primarily attributable to a $1.2 million, or 45%, decrease in instruments revenue and a $0.7 million, or 11%, decline in consumables revenue, partially offset by a $0.4 million increase in other revenue. Lower consumables revenue reflects a $2.3 million decrease in sales of COVID 19 test products revenue, partially offset by higher sales of other consumables.
EMEA region revenue decreased by $0.8 million, or 9%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The year-over-year decline was due to a $0.6 million, or 20%, reduction in instruments revenue and a $0.4 million, or 9%, decrease in consumables revenue, partially offset by a $0.2 million, or 9%, increase in service revenue. A stronger dollar negatively impacted EMEA revenues by approximately $0.3 million or 3.3%.
In Asia-Pacific, revenue increased by $0.7 million, or 13%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven primarily by a $0.3 million, or 8%, increase in product revenue, and a $0.3 million, or 33%, increase in service revenue. A stronger dollar negatively impacted Asia-Pacific revenues by approximately $0.2 million or 4.5% percent.
Segment Revenue - Product and Service
Segment product and service revenue and as a percentage of the respective segment’s total revenue was as follows ($ in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2023		2022
Proteomics:
Instruments	$4,499	30%	$4,370	32%	3%
Consumables	5,548	37	4,766	35	16%
Product revenue	10,047	67	9,136	67	10%
Service revenue	5,153	33	4,394	33	17%
Product and service revenue	$15,200	100%	$13,530	100%	12%

Genomics:
Instruments	$1,424	16%	$3,153	25%	(55)%
Consumables	5,967	65	7,715	61	(23)%
Total product revenue	7,391	81	10,868	86	(32)%
Service revenue	1,728	19	1,750	14	(1)%
Product and service revenue	$9,119	100%	$12,618	100%	(28)%
Proteomics product and service revenue increased by $1.7 million, or 12%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The year-over-year increase was primarily attributable to a $0.8 million, or 16%, increase in consumables revenue and a $0.8 million, or 17%, increase in service revenue.

Genomics product and service revenue declined by $3.5 million, or 28%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The year-over-year decline was due in part to a $1.7 million, or 55%, reduction in instruments revenue, driven by lower unit sales, and a $1.7 million, or 23%, decline in consumables revenue. Lower revenue from consumable products reflects a $2.3 million decrease in sales of COVID-19 test products, partially offset by growth in other consumables revenue.
Segment Revenue - Other
Segment other revenue and as a percentage of total other revenue was as follows ($ in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2023		2022
Proteomics	$—	—%	$250	70%	(100)%
Genomics	800	100	106	30	NA
Total other revenue	$800	100%	$356	100%	125%
Other revenue is principally comprised of sales from product development and license agreements. Other revenue increased by $0.4 million due to a $0.7 million increase in genomics product development revenue, partially offset by a decline in proteomics licensing revenue.
Product and Service Cost, Product and Service Gross Profit, and Product and Service Margin
Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging, and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty costs, provisions for slow-moving excess and obsolete inventory, and stock-based compensation expense. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.
Cost of service revenue includes direct labor hours, overhead and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing.
Product and service cost, product and service gross profit, and product and service margin were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2023	2022
Cost of product revenue	$10,203	$12,339	(17)%
Cost of service revenue	2,792	1,928	45%
Cost of product and service revenue	$12,995	$14,267	(9)%

Product and service gross profit	$11,324	$11,881	(5)%
Product and service margin	46.6%	45.4%	1.2	ppt
Product and service gross profit declined by $0.6 million, or 5%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The year-over-year reduction in gross profit was primarily attributable to lower revenue. The year-over-year increase in product and service margin reflects an improved mix of higher-margin revenue and better pricing, partially offset by lower manufacturing capacity utilization, and increases in warranty expense and service cost.

Operating Expenses
Operating expenses were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2023	2022
Research and development	$6,409	$8,865	(28)%
Selling, general and administrative	22,308	30,875	(28)%
Total operating expenses	$28,717	$39,740	(28)%
Research and Development (R&D)
R&D expense consists primarily of compensation-related costs, product development and material expenses, and other allocated facilities and information technology expenses. Our R&D efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services. R&D expense also includes costs incurred in conjunction with research grants and product development arrangements.
R&D expense decreased by $2.5 million, or 28%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lower compensation and consulting costs and reduced spending on laboratory supplies. These reductions were related to our strategic initiatives to reduce headcount and improve operating efficiencies by engaging in lower-cost and more focused R&D projects and activities.
Selling, General and Administrative (SG&A)
SG&A expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management, as well as professional services, including legal and accounting.
SG&A expense decreased by $8.6 million, or 28%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The year-over-year decline was primarily attributable to expenses incurred in the first quarter of last year, including $3.4 million in legal and other professional fees related to the Private Placement and $1.2 million in severance costs for our former CEO. Salaries and benefits expense and stock-based compensation expense were also lower by $2.2 million and $0.8 million, respectively, as a result of the restructuring plan initiated in August 2022 that downsized our global workforce.
Segment Loss from Operations
Segment losses from operations were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2023	2022
Loss from operations:
Proteomics	$(5,673)	$(5,350)	6%
Genomics	(230)	(5,482)	(96)%
Corporate expenses	(10,690)	(16,671)	(36)%
Total loss from operations	$(16,593)	$(27,503)	(40)%

Proteomics loss from operations for the three months ended March 31, 2023 increased by $0.3 million, or 6%, over the three months ended March 31, 2022, due primarily to lower product and service margin, driven by lower manufacturing capacity utilization, and increases in warranty expense and service cost.
Genomics loss from operations for the three months ended March 31, 2023 decreased by $5.3 million, or 96%, from the three months ended March 31, 2022, due primarily to a $4.9 million reduction in operating expenses, including a $2.5 million decline in salaries and benefits expense and a $0.6 million decrease in share-based compensation expense. The year-over-year reduction in operating loss also reflects improvement in product and service margin, partially offset by a $2.8 million decline in revenue.

Corporate expenses include general and administrative expenses for functions shared by both operating segments, such as executive management, human resources and finance. Corporate expenses in the three months ended March 31, 2023, declined by $6.0 million, or 36%, from the same period in 2022, due primarily to the prior-year SG&A expenses related to the Private Placement and severance costs, as more fully discussed above.
Interest Expense and Other Non-Operating Income (Expense)
Interest expense and other non-operating income (expense) were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2023	2022
Interest expense	$(1,117)	$(1,030)	8%
Loss on forward sale of Series B Preferred Stock	—	(37,792)	NA
Loss on Bridge Loans	—	(10,655)	NA
Other income, net	1,130	118	NA
Total	$13	$(49,359)	(100)%

The improvement in non-operating income (expense) in the first quarter of 2023 compared to the first quarter of 2022 primarily reflects 2022 losses related to the Private Placement. The Purchase Agreements for the Series B Preferred Stock were accounted for as forward sales contracts and recorded at fair value. The Bridge Loans were also recorded at fair value. In the three months ended March 31, 2022, the $37.8 million loss on the forward sales of Series B Preferred Stock and the loss on the Bridge Loans of $10.7 million reflected the increase in the price of our common stock from January 23, 2022 (the date of the Purchase Agreements and the Bridge Loan agreements) to March 31, 2022.
The increase in other income, net of $1.0 million for the three months ending March 31, 2023 compared to March 31, 2022 was primarily due to the interest earned on money market funds and short-term investments. We had no such investments until after the closing date of the Private Placement on April 4, 2022.
Income Tax Benefit (Expense)
We recorded an income tax expense of $0.3 million in the three months ended March 31, 2023 and an income tax benefit of $0.6 million for the three months ended March 31, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the first quarter of 2023 and pre-tax loss in the first quarter of 2022. The effective tax rate (benefit) was 1.6% in the three months ended March 31, 2023 compared to (0.7%) in the three months ended March 31, 2022. The Company’s effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the U.S. and foreign countries.
Liquidity and Capital Resources
Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D, and capital expenditures, including our ERP upgrade; and costs and timing of acquiring other businesses, assets or technologies.
We continually evaluate our liquidity requirements considering our operating needs, growth initiatives, and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations over the next 12 months from the filing date of this Form 10-Q.
Sources of Liquidity
Our principal sources of liquidity are cash and cash equivalents, short-term investments, and to a lesser extent, borrowings available under our Revolving Credit Facility that matures August 2, 2023. Our collective balances of cash, cash equivalents and short-term investments were $154.5 million at March 31, 2023 and $165.8 million at December 31, 2022.
Under our Revolving Credit Facility, borrowings of up to $15.0 million are limited to the amount of our eligible accounts receivable and inventory collateral. As of March 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and the total availability was $7.1 million.

Capital Resources and Commitments
We enter into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of the Company. In addition to our common stockholders’ equity, our sources of capital primarily include debt, mezzanine equity, and operating leases. Our Series B Preferred Stock, which is classified as mezzanine equity, contains rights that may result in their conversion to our common stock or their redemption in cash. Our term loan and operating lease arrangements require cash repayment and our convertible debt that matures on December 1, 2024 contains rights that may result in their conversion to our common stock prior to maturity.
We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.
In the first three months of 2023, there have been no material changes to the cash commitments and contingent obligations associated with the arrangements described above, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The terms and provisions of our debt, leases and mezzanine equity are more fully discussed in Notes 6, 7 and 9, respectively, in the unaudited condensed consolidated financial statements.
Cash Flow Activity
Our cash flow summary was as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flow summary:
Net cash used in operating activities	$(8,485)	$(15,590)
Net cash provided by (used in) investing activities	43,154	(868)
Net cash provided by (used in) financing activities	(2,558)	18,075
Effect of foreign exchange rate fluctuations on cash and cash equivalents	23	(85)
Net increase in cash, cash equivalents and restricted cash	$32,134	$1,532
We derive cash flows from operations primarily by collecting amounts due from sales of our products and services, and fees earned under our product development and license agreements. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure, domestically and internationally.
In the three months ended March 31, 2023, we used $44.2 million of net proceeds from the sales and maturities of short-term investments to help fund $8.5 million of net cash used in operating activities, $2.5 million of common stock repurchases, and a $32.1 million increase in cash and cash equivalents. In the three months ended March 31, 2022, we used $18.2 million of net debt proceeds in part to fund $15.6 million used in operating activities.
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 declined by $7.1 million compared to the same period in 2022. The improvement reflects a lower net loss and adjustments for non-cash items, which collectively used $9.8 million in the first three months of 2023 compared to $18.7 million used in the same period of 2022. This improvement was partially offset by unfavorable changes in net operating assets and liabilities, which provided $1.3 million and $3.1 million in the three months ended March 31, 2023 and 2022.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was $43.2 million compared to $0.9 million used in the three months ended March 31, 2022. The first quarter of 2023 primarily reflects $44.2 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities
Financing activities used cash of $2.6 million in the first three months of 2023 and provided cash of $18.1 million in the same period of 2022. These first-quarter changes in cash from financing activities primarily reflect $2.5 million of common stock share repurchases in 2023 and $18.2 million of net debt proceeds in 2022, reflecting $25.0 million of borrowings under the Bridge Loans and the repayment of $6.8 million borrowed under our Revolving Credit Facility.
Repurchases of common stock are expected to be funded by cash on hand. The timing and amount of any future common stock repurchases will depend on several factors, including stock price, market and business conditions, the daily trading volume of our stock and applicable SEC regulations. Repurchases may be suspended or discontinued at any time.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities, income tax liabilities (assets), and preferred equity. Refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our critical accounting policies and estimates.
There have been no significant changes to the Company's significant accounting policies described in Note 2 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Changes, Recently Adopted Accounting Guidance, and New Accounting Pronouncements
None.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 15 to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this quarterly report.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, or results of operations. The risks in our Annual Report on Form 10-K are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations, or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
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

The following table provides monthly information with respect to the shares of common stock repurchased by us during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2023	347,826	$1.72	347,826	$18.8 million
February 1-28, 2023	398,473	$2.06	398,473	$18.0 million
March 1-31, 2023	504,185	$2.08	504,185	$17.0 million
--------------
1 Average price paid per share includes commission fees.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022
3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.5	Certificate of Elimination of Series A Participating Preferred Stock.	8-K	3.1	8/2/2017
3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022
3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022
10.1	Sublease, dated as of February 28, 2023, between Standard BioTools Inc. and First Databank, Inc.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
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

0.SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD BIOTOOLS INC.

Dated: May 9, 2023	By:	/s/ Michael Egholm
Michael Egholm
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Vikram Jog
Vikram Jog
Chief Financial Officer
(Principal Accounting and Financial Officer)