Form 10-Q
period 2023-06-30
STANDARD BIOTOOLS INC.
filed 2023-08-08
CIK 1162194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2023, there were 78,964,770 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$142,304	$81,309
Short-term investments	—	84,475
Accounts receivable (net of allowances of $331 and $592 at June 30, 2023 and December 31, 2022, respectively)	15,119	17,280
Inventories, net	22,080	21,473
Prepaid expenses and other current assets	3,567	4,278
Total current assets	183,070	208,815
Property and equipment, net	24,522	25,652
Operating lease right-of-use asset, net	32,194	33,883
Other non-current assets	2,754	3,109
Developed technology, net	7,000	12,600
Goodwill	106,287	106,251
Total assets	$355,827	$390,310
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,089	$7,914
Accrued compensation and related benefits	9,765	9,153
Operating lease liabilities, current	3,912	3,682
Deferred revenue, current	11,685	10,792
Deferred grant income, current	3,630	3,644
Other accrued liabilities	7,176	6,175
Term loan, current	4,583	2,083
Total current liabilities	46,840	43,443
Convertible notes, net	54,853	54,615
Term loan, non-current	5,809	8,194
Deferred tax liability	1,049	1,055
Operating lease liabilities, non-current	32,231	34,081
Deferred revenue, non-current	3,790	3,816
Deferred grant income, non-current	12,546	14,359
Other non-current liabilities	843	961
Total liabilities	157,961	160,524
Commitments and contingencies (Note 7)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; 256 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $255,559 at June 30, 2023 and December 31, 2022	311,253	311,253
Stockholders’ deficit:

Preferred stock: $0.001 par value, 9,744 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value, 400,000 shares authorized at June 30, 2023 and December 31, 2022; 82,002 and 79,904 shares issued at June 30, 2023 and December 31, 2022, respectively; 79,121 and 79,482 shares outstanding at June 30, 2023 and December 31, 2022, respectively	81	80
Additional paid-in capital	853,466	847,008
Accumulated other comprehensive loss	(1,551)	(1,896)
Accumulated deficit	(959,979)	(926,096)
Treasury stock at cost: 2,881 and 422 shares at June 30, 2023 and December 31, 2022, respectively	(5,404)	(563)
Total stockholders’ deficit	(113,387)	(81,467)
Total liabilities, mezzanine equity and stockholders’ deficit	$355,827	$390,310

See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$21,665	$12,219	$39,103	$32,223
Service revenue	5,821	5,806	12,702	11,950
Other revenue	180	752	980	1,108
Total revenue	27,666	18,777	52,785	45,281
Cost of revenue:
Cost of product revenue	11,883	12,738	21,873	25,077
Cost of service revenue	2,181	1,612	4,973	3,540
Total cost of revenue	14,064	14,350	26,846	28,617
Gross profit	13,602	4,427	25,939	16,664
Operating expenses:
Research and development	6,184	12,606	12,669	21,471
Selling, general and administrative	22,600	30,084	43,895	59,569
Restructuring and related charges	2,267	300	3,417	1,690
Total operating expenses	31,051	42,990	59,981	82,730
Loss from operations	(17,449)	(38,563)	(34,042)	(66,066)
Interest expense	(1,129)	(1,062)	(2,246)	(2,092)
Loss on forward sale of Series B Preferred Stock	—	(22,289)	—	(60,081)
Loss on Bridge Loans	—	(3,064)	—	(13,719)
Other income (expense), net	1,839	(174)	2,969	(56)
Loss before income taxes	(16,739)	(65,152)	(33,319)	(142,014)
Income tax benefit (expense)	(301)	1,613	(564)	2,187
Net loss	$(17,040)	$(63,539)	$(33,883)	$(139,827)
Net loss per share, basic and diluted	$(0.22)	$(0.82)	$(0.43)	$(1.81)
Shares used in computing net loss per share, basic and diluted	78,669	77,821	78,873	77,430
See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(17,040)	$(63,539)	$(33,883)	$(139,827)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(327)	(485)	(157)	(635)
Net change in unrealized gain (loss) on investments	104	(711)	502	(711)
Other comprehensive income (loss), net of tax	(223)	(1,196)	345	(1,346)
Comprehensive loss	$(17,263)	$(64,735)	$(33,538)	$(141,173)

See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accum. Other Comp. Loss		Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount			Accum. Deficit	Shares	Amount
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(93)	—	—	—	—	(93)
Stock-based compensation expense	—	—	3,148	—	—	—	—	3,148
Repurchase of common stock	—	—	—	—	—	(1,250)	(2,466)	(2,466)
Net loss	—	—	—	—	(16,843)	—	—	(16,843)
Other comprehensive income, net of tax	—	—	—	568	—	—	—	568
Balance as of March 31, 2023	80,324	$80	$850,063	$(1,328)	$(942,939)	(1,672)	$(3,029)	$(97,153)
Issuance of restricted stock, net of shares withheld for taxes, and other	1,410	1	(37)	—	—	—	—	(36)
Issuance of common stock under ESPP	268	—	326	—	—	—	—	326
Stock-based compensation expense	—	—	3,114	—	—	—	—	3,114
Repurchase of common stock	—	—	—	—	—	(1,209)	(2,375)	(2,375)
Net loss	—	—	—	—	(17,040)	—	—	(17,040)
Other comprehensive loss net of tax	—	—	—	(223)	—	—	—	(223)
Balance as of June 30, 2023	82,002	$81	$853,466	$(1,551)	$(959,979)	(2,881)	$(5,404)	$(113,387)

	Common Stock		Additional Paid-in Capital	Accum. Other Comp. Loss		Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount			Accum. Deficit	Shares	Amount
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	—	$—	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	278	—	(89)	—	—	—	—	(89)
Issuance of common stock from option exercises	2		2					2
Stock-based compensation expense	—	—	4,042	—	—	—	—	4,042
Net loss	—	—	—	—	(76,288)	—	—	(76,288)
Other comprehensive loss, net of tax	—	—	—	(150)	—	—	—	(150)
Balance as of March 31, 2022	77,199	$77	$835,379	$(1,057)	$(812,286)	—	$—	$22,113
Issuance of restricted stock, net of shares withheld for taxes, and other	1,119	1	(89)	—	—	—	—	(88)
Issuance of common stock under ESPP	309	1	496	—	—	—	—	497
Issuance of common stock from option exercises	27	—	96	—	—	—	—	96
Stock-based compensation expense	—	—	4,663	—	—	—	—	4,663
Net loss	—	—	—	—	(63,539)	—	—	(63,539)
Other comprehensive loss, net of tax	—	—	—	(1,196)	—	—	—	(1,196)
Balance as of June 30, 2022	78,654	$79	$840,545	$(2,253)	$(875,825)	—	$—	$(37,454)
See accompanying notes

STANDARD BIOTOOLS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(33,883)	$(139,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	—	60,081
Loss on bridge loans	—	13,719
Stock-based compensation expense	6,262	8,705
Amortization of developed technology	5,600	5,928
Depreciation and amortization	1,688	1,878
Provision for excess and obsolete inventory	572	4,597
Impairment of InstruNor developed technology intangible	—	3,526
Amortization of debt discounts, premiums and issuance costs	410	423
Other non-cash items	(168)	176
Changes in assets and liabilities:
Accounts receivable, net	2,238	7,277
Inventories, net	(1,939)	(6,484)
Prepaid expenses and other assets	426	(1,304)
Accounts payable	(1,774)	(1,712)
Accrued compensation and related benefits	659	3,598
Deferred revenue	937	(1,557)
Other liabilities	1,158	(4,602)
Net cash used in operating activities	(17,814)	(45,578)
Investing activities
Purchases of short-term investments	(6,836)	(137,302)
Proceeds from sales and maturities of investments	91,964	—
Purchases of property and equipment	(1,848)	(1,806)
Net cash provided by (used in) investing activities	83,280	(139,108)
Financing activities
Proceeds from bridge loans	—	25,000
Proceeds from issuance of Series B Preferred Stock	—	225,000
Repayment of advances under revolving credit facility	—	(6,838)
Payment of equity issuance costs	—	(12,547)
Repurchase of common stock	(4,841)	—
Proceeds from ESPP stock issuance	326	497
Payments for taxes related to net share settlement of equity awards and other	(127)	(79)
Net cash provided by (used in) financing activities	(4,642)	231,033
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(49)	(437)
Net increase in cash, cash equivalents and restricted cash	60,775	45,910
Cash, cash equivalents and restricted cash at beginning of period	82,324	29,467
Cash, cash equivalents and restricted cash at end of period	$143,099	$75,377

Supplemental disclosures of cash flow information
Cash paid for interest	$1,919	$1,679
Cash paid for income taxes, net of refunds	$512	$638
Non-cash right-of-use assets and lease liabilities	$211	$—
Asset retirement obligations	$740	$717
See accompanying notes

STANDARD BIOTOOLS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
1. Organization and Basis of Presentation
Standard BioTools Inc. (Standard BioTools or the Company), formerly known as Fluidigm Corporation, is a Delaware corporation headquartered in South San Francisco, California.
The Company has an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, the Company endeavors to provide reliable and repeatable insights in health and disease using its proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. Standard BioTools works with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). As of June 30, 2023, the Company had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.
These interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full year or for any other year or interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2022 included in the Annual Report on Form 10-K, filed with the Security Exchange Commission (SEC) on March 14, 2023.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, the current economic environment and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. These accounting matters included but were not limited to inventory and related reserves; the carrying value of goodwill and other long-lived assets; and the potential outcome of uncertain tax positions that have been recognized in the Company’s consolidated financial statements or tax returns. The Company also uses significant judgment in determining the fair value of financial instruments, including debt and equity instruments. Actual results could differ materially from these estimates and could have a material adverse effect on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements
From time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
Reclassification
Certain amounts in the condensed consolidated financial statements have been reclassified from their original presentation to conform to current year presentation.

2. Net Loss Per Share
The Company’s basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted share units (RSUs), performance stock awards (PSUs), and options to purchase the Company’s common stock are considered to be potentially dilutive common shares.
The following potentially dilutive common shares (in thousands) were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
RSUs, PSUs, and stock options	14,366	14,955
Series B Preferred Stock	75,164	75,164
2019 Notes(1)	18,966	18,966
2014 Notes	10	10
Total	108,506	109,095

(1) The conversion rate is subject to adjustment upon the occurrence of certain specified events, including voluntary conversion of the 2019 Notes prior to the Company’s exercise of the Issuer’s Conversion Option or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined based on the effective date and current price of the Company’s common stock, subject to a minimum and maximum price per share. The maximum number of additional shares of common stock that may be issued under the make-whole premium is 4,741,374 shares. Refer to Note 6 for additional information on the 2019 Notes.

3. Revenue and Geographic Area
Disaggregation of Revenue by Product Type and Geographic Area
The following tables present revenue based upon product type and the geographic regions of the Company’s customers’ facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Instruments	$11,587	$2,661	$17,510	$10,184
Consumables	10,078	9,558	21,593	22,039
Total product revenue	21,665	12,219	39,103	32,223
Service revenue	5,821	5,806	12,702	11,950
Product and service revenue	27,486	18,025	51,805	44,173
Other revenue	180	752	980	1,108
Total revenue	$27,666	$18,777	$52,785	$45,281

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$10,448	$9,433	$22,110	$22,363
Europe, Middle East and Africa (EMEA)	11,436	5,669	19,273	14,278
Asia-Pacific	5,782	3,675	11,402	8,640
Total revenue	$27,666	$18,777	$52,785	$45,281
Except for China, which represented $4.2 million and $7.4 million of the total revenue for the three and six months ended June 30, 2023, respectively, no foreign country represented more than 10% of the Company’s total revenue during the periods presented in this report. Refer to Note 13 for additional information on revenue by reporting segment.
Unfulfilled Performance Obligations
The condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 included total deferred revenue of $15.5 million and $14.6 million, respectively. During the six months ended June 30, 2023, $6.8 million of the opening deferred revenue balance was recognized as revenue and $7.7 million of net additional advance payments, primarily for instrument service contracts, were received from customers.
The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of June 30, 2023 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2023 remainder of the year	$9,089
2024	8,453
2025	4,101
Thereafter	1,982
Total	$23,625
_______
(1) Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in the Company’s condensed consolidated financial statements and are subject to change if the Company’s customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled before the service period begins.
The Company also has unsatisfied performance obligations for service contracts with an expected term of one year or less not included in the amounts above.
4. Goodwill and Intangible Assets, net
In connection with the Company’s acquisition of DVS Sciences, Inc. in February 2014, the Company recorded $104.1 million of goodwill and $112.0 million of intangible assets associated with the acquired technology. Also, in the first quarter of 2020, the Company recorded $2.2 million of goodwill and $5.4 million of developed technology intangibles from the Company’s acquisition of InstruNor AS (InstruNor).
Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Qualitative assessment includes assessing significant events and circumstances such as the Company’s current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the impact of rising inflation and the possibility of a global recession, to determine the existence of potential indicators of impairment. If indicators of impairment are identified, a quantitative impairment test is performed. There have been no indicators of impairment of goodwill, long-lived assets or intangible assets during the six months ended June 30, 2023. In June 2022, the decision was made to discontinue further development on the product lines supported by the InstruNor developed technology and an impairment charge of $3.5 million, representing the remaining carrying value of the intangible asset, was recorded in research and development expense.

Intangible assets with finite lives include developed technology, patents and licenses. In the condensed consolidated balance sheets, developed technology is reported separately while patents and licenses are reported in other non-current assets. Intangible assets, net, were as follows (in thousands):

	June 30, 2023
	Gross Amount	Accumulated Amortization and Impairment	Net	Weighted-Average Amortization Period
Developed technology	$117,281	$(110,281)	$7,000	10.0 years
Patents and licenses	$11,250	$(11,008)	$242	7.0 years

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Developed technology	$117,194	$(104,594)	$12,600	10.0 years
Patents and licenses	$11,247	$(10,669)	$578	7.0 years
Total amortization expense of our intangible assets was $3.0 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively. Total amortization expense for the six months ended June 30, 2023 and 2022 was $5.9 million and $6.3 million, respectively. The $3.5 million impairment charge resulting in the write-off of InstruNor’s developed technology intangible is reflected in the accumulated amortization balance shown in the above table.
Based on the carrying value of intangible assets as of June 30, 2023, the Company expects estimated future amortization expense to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2023 remainder of the year	$5,600	$235	$5,835
2024	1,400	7	1,407
Total	$7,000	$242	$7,242

5. Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$142,304	$81,309
Restricted cash	795	1,015
Total cash, cash equivalents and restricted cash	$143,099	$82,324
Restricted cash is included in other non-current assets in the condensed consolidated balance sheets.

Inventories, net
Inventories, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$16,876	$16,866
Work-in-process	447	945
Finished goods	12,427	15,245
Total inventory, gross	29,750	33,056
Allowance for excess and obsolete inventory	(7,670)	(11,583)
Total inventories, net	$22,080	$21,473
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$33,856	$33,329
Leasehold improvements	12,595	12,234
Computer equipment and software	6,043	5,793
Office furniture and fixtures	1,777	1,713
Property and equipment, gross	54,271	53,069
Less accumulated depreciation and amortization	(32,038)	(29,029)
Construction-in-progress	2,289	1,612
Property and equipment, net	$24,522	$25,652
Accrued Compensation and Related Benefits
Accrued compensation and related benefits, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued incentive compensation	$3,694	$1,170
Accrued vacation	2,873	2,795
Accrued payroll taxes and other	1,276	1,174
Accrued restructuring	1,922	4,014
Accrued compensation and related benefits	$9,765	$9,153

Refer to Note 14 for additional information on restructuring.
Deferred Grant Income
In September 2020, the Company executed a contract with the National Institutes of Health (NIH) under NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for their Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $0.9 million and $0.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively Cumulative amounts applied against depreciation expense for these assets placed in service were $6.0 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively, and the carrying values of these assets were $16.2 million and $18.0 million, respectively, as of these same dates.
The current portion of deferred grant income on the Company’s condensed consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

6. Debt
Total debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Convertible notes:
2014 Notes	$568	568
2019 Notes	54,285	54,047
Total convertible notes, net	54,853	54,615
Term loan, non-current	5,809	8,194
Term loan, current	4,583	2,083
Total debt	$65,245	$64,892
Convertible Notes
In February 2014, the Company closed an underwritten public offering of 2014 Senior Convertible Notes (2014 Notes), which will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Holders may require the Company to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.
In November 2019, the Company issued $55.0 million aggregate principal amount of 2019 Senior Convertible Notes (2019 Notes). Net proceeds from the 2019 Notes issuance of $52.7 million, after deductions for commissions and other debt issuance costs were used to retire all but $1.1 million of the aggregate principal value of the 2014 Notes then outstanding. The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to the Company’s exercise of the Issuer’s Conversion Option (as defined therein) or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2019 Notes are convertible at the Company’s option in whole but not in part into shares of the Company’s common stock upon certain conditions if the volume-weighted average price of the Company’s common stock has equaled or exceeded 130% of the Conversion Price then in effect for a specified number of days.
Offering-related costs related to both notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes.
Revolving Credit Facility
On August 2, 2018, the Company entered into a revolving credit facility with Silicon Valley Bank (SVB) (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million or (ii) the sum of (a) 85% of eligible receivables and (b) 50% of eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. The Credit Facility was collateralized by substantially all the Company’s property, other than intellectual property and contains certain financial covenants and expired on August 2, 2023. As of June 30, 2023, the Company was in compliance with all financial covenants. There were no borrowings under the Revolving Credit Facility and the total amount available was $7.1 million.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed as receiver. On March 27, 2023, First Citizens Bank & Trust Company (First Citizens Bank) assumed all of SVB’s deposits and loans. SVB now operates as a division of First Citizens Bank.
Term Loan Facility, net
On August 2, 2021, we amended our Revolving Credit Facility to, amongst other things, provide for a new $10.0 million term loan facility (the Term Loan Facility). As of June 30, 2023, the Term Loan Facility was fully drawn with an outstanding principal balance of $10.0 million and a carrying value of $10.4 million. The interest rate on the Term Loan Facility is the greater of 4.0% per annum or a floating per annum rate equal to the prime rate plus 0.75%. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in 24 equal installments beginning on August 1, 2023. The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of the Company’s convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of the 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024.
Bridge Loans
On January 23, 2022, the Company entered into separate loan agreements (collectively, the Bridge Loan Agreements) with various investors for a $25.0 million term loan (collectively, the Bridge Loans). The Bridge Loans were fully drawn on January 24, 2022, and automatically converted into Series B Preferred Stock upon the subsequent closing of the Private Placement (as defined below) on April 4, 2022 (the Closing Date).
Applying the guidance in ASC 825 Financial Instruments, the Company elected to record the Bridge Loans at their fair value using a probability‐weighted expected return method for the valuation analysis of the Bridge Loans. This resulted in a $13.7 million change in fair value of the Bridge Loans from $25.0 million at inception to $38.7 million as of the Closing Date, including the portion attributable to accrued interest, which is reflected as a non-operating unrealized loss on the Bridge Loans in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022. See Note 9 for further detail.

7. Commitments and Contingencies
Leases
The Company has operating leases for buildings and vehicles, which includes a facility lease for its headquarters consisting of four floors. The Company’s facility lease has an expiration date of April 30, 2030 and contains an option to extend the lease, for up to five years, along with termination options. The Company is utilizing one floor (19th floor) for its corporate operations with all expense for this floor included within selling, general and administrative expense on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022.
As part of the Company’s restructuring plan discussed further in Note 14, in August 2022, the Company entered into an agreement to sublease approximately 25% of its corporate headquarters space (18th floor) in South San Francisco, California for a period of 39 months. As of June 30, 2023, 30 months were remaining on the sublease. The Company expects to recognize $4.7 million of sublease income over the lease term that commenced in October 2022. In addition, on February 28, 2023, the Company signed a second agreement to sublease an additional 25% of its corporate headquarters (21st floor) for a period of 77 months. The Company expects to recognize additional sublease income of $9.1 million over the lease term, commencing on December 1, 2023.
Rent expense, net of sublease income, is reported within restructuring and related charges for the three and six months ended June 30, 2023 in the condensed consolidated statements of operations. The Company is currently in the process of fully vacating and potentially subleasing an additional floor (20th floor).
Indemnification
From time to time, the Company has entered into indemnification provisions under certain of its agreements in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company may indemnify, hold harmless, and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, the Company has entered into indemnification agreements with its officers, directors, and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.
Litigation
From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not recorded any such liabilities in any of the periods presented. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.

8. Fair Value of Financial Instruments
Fair Value of Financial Instruments
The following tables summarize the Company’s financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Cash and cash equivalents:
Money market funds	$120,975	$120,975	$—	$—
Total cash and cash equivalents	$120,975	$120,975	$—	$—

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Cash and cash equivalents:
Money market funds	$53,894	$53,894	$—	$—
Total cash and cash equivalents	$53,894	$53,894	$—	$—

Short-term investments:
U.S. treasury securities	$84,475	$84,475	$—	$—
Total short-term investments	$84,475	$84,475	$—	$—
Total assets measured at fair value	$138,369	$138,369	$—	$—
There were no transfers within the hierarchy and no changes in the valuation techniques used during the six months ended June 30, 2023.
The following table summarizes available-for-sale securities (in thousands):

			As of June 30, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$120,975	$—	$—	$120,975
Total cash and cash equivalents		$120,975	$—	$—	$120,975

			As of December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$53,894	$—	$—	$53,894
Total cash and cash equivalents		$53,894	$—	$—	$53,894

Short-term investments:
U.S. treasury securities	1 or less	$84,977	$—	$(502)	$84,475
Total short-term investments		$84,977	$—	$(502)	$84,475

Total available-for-sale securities		$138,871	$—	$(502)	$138,369
As of June 30, 2023, the Company had no allowance for credit losses as it did not hold any financial instruments other than money market funds.
Debt
The 2014 Notes and 2019 Notes (collectively, the Convertible Notes) are not regularly traded. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.
The estimated fair value of the Term Loan Facility also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as market prices. The fair value of our Term Loan Facility was estimated using a discounted cash flow model and current market interest rate data for similar loans.
The carrying amounts of our lines of Term Loan Facility approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates. The carrying value of the Convertible Notes approximates fair value as the interest rate and terms are reflective of the rate the Company could obtain on debt with similar terms and conditions.
9. Mezzanine Equity
Series B Redeemable Preferred Stock
On January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the Purchase Agreements) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P., (collectively, Casdin) and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (collectively, Viking, and collectively with Casdin, the Lenders), whereby the Company issued and sold an aggregate of $225 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock or the Series B Redeemable Preferred Stock) at a purchase price of $1,000 per share (together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement). On the Closing Date, 225,000 shares of Series B Preferred Stock were issued in accordance with the Purchase Agreements and the Bridge Loans converted into 30,559 shares of Series B Preferred Stock, for a total of 255,559 shares of Series B Preferred Stock. The Company recorded the Series B

Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the condensed consolidated balance sheets as it has features, such as change of control and liquidation preference, which are outside of the Company’s control.
The Purchase Agreements were accounted for as forward sales contracts at fair value in accordance with the authoritative accounting guidance as the Series B Preferred Stock included certain contingent redemption features that created an obligation for the Company to repurchase its shares. The fair value of the payable portion of the forward sales contracts was determined using a Monte Carlo Simulation, which relies on significant assumptions regarding the estimated yield and term of the Series B Preferred Stock.
The components of the carrying value of the Series B Preferred Stock as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

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
10. Shareholders’ Deficit
Stock Repurchase Program
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $20.0 million in shares of the Company’s common stock in the open market or in negotiated transactions through December 31, 2023. The Company repurchased a total of 1,208,200 shares of common stock under the program at a cost of $2.4 million, excluding commission fees, for an average of $1.97 per share for the three months ended June 30, 2023. Cumulative repurchases under the program amount to 2,880,993 shares at a total cost of $5.4 million. The Company had a remaining authorization to repurchase up to approximately $14.6 million in shares under this program as of June 30, 2023. Repurchases may be suspended or discontinued at any time at the Company’s discretion.
Common Shares Reserved
As of June 30, 2023, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,595	1,350	147
2011 Equity Incentive Plan	1,351	4,008	8,148
2017 Inducement Award Plan	60	2	—
2017 Employee Stock Purchase Plan	—	—	1,782
	9,006	5,360	10,077

11. Stock-based Compensation
Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	7,120	$2.58
RSU granted	696	$2.01
RSU released	(1,849)	$2.84
RSU forfeited	(607)	$2.36
Balance at June 30, 2023	5,360	$2.45
As of June 30, 2023, the unrecognized compensation costs related to outstanding unvested RSUs under the Company’s equity incentive plans were $11.3 million. The Company expects to recognize those costs over a weighted-average period of 2.5 years.
Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2022	7,882	$4.43	7.9	$—
Options granted	1,959	$2.61		$—
Options cancelled	(835)	$6.88		$—
Balance at June 30, 2023	9,006	$3.81	8.8	$102
Vested at June 30, 2023	2,826	$4.36	8.2	$22
Unvested awards at June 30, 2023	6,180	$3.56	9.1	$80
_______
(1)Aggregate intrinsic value as of June 30, 2023 was calculated as the difference between the closing price per share of the Company’s common stock on the last trading day of June, which was $1.93, and the exercise price of the options, multiplied by the number of in-the-money options.
As of June 30, 2023, the unrecognized compensation costs related to outstanding unvested options under the Company’s equity incentive plans were $13.9 million. The Company expects to recognize those costs over a weighted-average period of 2.7 years.
Performance-based Awards
The Company has granted PSUs to certain executive officers and senior level employees. The number of PSUs ultimately earned under these awards is calculated by comparing the Total Shareholder Return (TSR) of the Company’s common stock over the applicable three-year period against the TSR of a defined group of peer companies. The Company’s relative performance against its peer group determines the payout, which can range from 0% to 200% of the base awards.
Activity under the TSR-based PSUs was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	453	$4.81
PSU granted	—	$—
PSU released	(52)	$9.6
Performance adjustment for 2020 awards	(401)	$4.19
Balance at June 30, 2023	—	$—

Stock-based Compensation Expense
Stock-based compensation expense is reported in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product revenue	$107	$163	$460	$305
Research and development expense	366	705	782	1,404
Selling, general and administrative expense	2,641	3,795	5,020	6,996
Total stock-based compensation expense	$3,114	$4,663	$6,262	$8,705
12. Income Taxes
The Company’s quarterly provision for income taxes is based on an estimated annual effective income tax rate. The quarterly provision for income taxes also includes discrete items, such as changes in valuation allowances or adjustments upon finalization of tax returns as well as infrequently occurring items, if any, such as the effects of changes in tax laws or rates, in the interim period in which they occur.
The Company recorded an income tax expense of $0.3 million and an income tax benefit of $1.6 million in the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recorded an income tax expense of $0.6 million and an income tax benefit of $2.2 million in the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the first half of 2023 and pre-tax loss in the first half of 2022.

The Company’s effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the U.S. and foreign countries. The Company maintains a valuation allowance against its U.S. deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.
13. Segment Reporting
In the third quarter of 2022, the Company’s Chief Executive Officer (CEO), who is the Chief Operating Decision Maker (CODM), instituted the practice of evaluating operating performance and making resource allocation decisions using two reportable segments: proteomics and genomics. Each segment is identified by its unique portfolio of products. Proteomics includes the Company’s instruments, consumables, software, and services based upon technologies used in the identification of proteins. Genomics includes the Company’s instruments, consumables, software, and services based upon technologies used in the identification of genes (DNA, RNA) and its functions.
The Company determines each segment’s loss from operations by subtracting direct expenses, including cost of product and service revenues, research and development expense, and sales and marketing expense, from revenues. Amortization, depreciation, and restructuring expenses are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources, and finance, along with interest and taxes, are excluded from each segment’s results, which is consistent with how the Company’s CODM evaluates segment performance.
The Company does not prepare or report segmented balance sheet information as its CODM does not use the information to assess segment operating performance. The segments adhere to the same accounting policies that the Company adheres to as a whole. Segment reporting for historical periods has been included in this report to ensure comparability with the current year.
The Company’s business segment information was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Proteomics	$18,088	$10,418	$33,288	$24,198
Genomics	9,578	8,359	19,497	21,083
Total revenue	$27,666	$18,777	$52,785	$45,281

Loss from operations
Proteomics	$(3,710)	$(12,350)	$(9,191)	$(17,699)
Genomics	(437)	(10,177)	(260)	(15,658)
Corporate expenses	(11,035)	(15,736)	(21,174)	(31,019)
Restructuring and related charges	(2,267)	(300)	(3,417)	(1,690)
Total loss from operations	$(17,449)	$(38,563)	$(34,042)	$(66,066)
14. Restructuring and Related Charges

Beginning with the appointment of the Company’s new management team in April 2022 and as further announced in August 2022, the Company has implemented a restructuring plan, including a reduction in force, to improve operational efficiency, achieve cost savings and align the Company’s workforce to the future needs of the business. In addition to the reduction in force, the Company is reducing leased office space, optimizing its manufacturing footprint, and streamlining support functions. The Company is developing a more disciplined cost management culture throughout its organization by investing in training and advanced information systems.

The Company records restructuring and related charges as incurred. These items are classified within restructuring and related charges in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, and primarily include severance costs as well as facility costs (net of sublease income) for leased space in South San Francisco that the Company has vacated as part of the restructuring plan. The Company recognized restructuring and related charges of $2.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

The Company expects to fully relieve the liability for restructuring charges primarily related to employee severance by the end of 2023. Ongoing restructuring charges will continue to be incurred for facility related costs through the termination of the facility leases. These estimates are subject to a number of assumptions, and actual results may differ.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the six months ended June 30, 2023 (in thousands):

	Severance and other employee-related benefits(1)	Facility Costs	Legal and consulting expenses(2)	Total
Balance at December 31, 2022	$4,014	$—	$19	$4,033
Restructuring and related charges	1,346	1,980	91	3,417
Cash payments	(3,438)	(1,980)	(110)	(5,528)
Balance at June 30, 2023	$1,922	$—	$—	$1,922

(1) Restructuring liabilities are recorded in accrued compensation and related benefits on the condensed consolidated balance sheets.
(2) Liabilities related to other related costs are recorded in other accrued liabilities on the condensed consolidated balance sheets.
The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring:
Proteomics	$287	$—	$478	$—
Genomics	151	—	559	—
Corporate expenses	1,829	300	2,380	1,690
Total restructuring and related charges	$2,267	$300	$3,417	$1,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools Inc. MD&A is provided as a supplement to, and should be read together with, our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Risk Factors” and this MD&A. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies and strategic priorities, changes in commercial and strategic focus, restructuring plan, reduction-in-force and real estate footprint reduction plans, microfluidics research and development and marketing investment reduction plans, other cost reduction initiatives, portfolio rationalization initiatives, operating discipline improvement plans, implementation of Standard BioTools Business Systems, expected costs and cost savings associated with such plans and initiatives, future product offerings, financing plans, capital allocation plans, expansion of our business, merger and acquisition opportunities, competitive position, industry environment, potential growth opportunities and drivers, market growth expectations, and the effects of competition and public health crises on our business, the global supply chain, and our customers, suppliers, and other business partners. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2023. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q.
Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.
Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, HyperionXTi™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, Maxpar® OnDemand™, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ High-Thoughput Genomics System, X9™ Real Time PCR System, and Xgrade™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this quarterly report on Form 10-Q are the property of their respective owners.
___________________________
Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “Standard BioTools” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.
Overview
Standard BioTools Inc. is driven by a bold purpose – unleashing tools to accelerate breakthroughs in human health. We have an established portfolio of essential, standardized next-generation high resolution technologies that assist biomedical researchers develop medicines faster and better. Our tools are designed to provide reliable and repeatable insights in health and disease using our proprietary mass cytometry and microfluidics technologies, which are useful in proteomics and genomics that help transform scientific discoveries into better patient outcomes. We work with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.

We distribute our systems through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. Our manufacturing operations are located in Singapore and Canada.
Recent Developments
Following the Private Placement, our new leadership team identified three strategic priorities: revenue growth, improving operating discipline and strategic capital allocation, as more fully discussed in Part I Item 1 “Business” in our Annual Report on Form 10-K filed with the SEC on March 14, 2023.
We took additional actions in the six months ended June 30, 2023 under our strategic initiative to improve operating discipline, including reductions to our headcount in Europe and additional reductions to our real estate footprint in the U.S. On February 28, 2023, we signed an agreement to sublease an additional 25% of our corporate headquarters for a period of 77 months. As a result, 50% of the space at our headquarters was subleased as of March 31, 2023. We expect to recognize $9.1 million of sublease income over the term of this new agreement, with payments expected to commence on December 1, 2023.

Financial Operations Overview
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
Cost of Revenue
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
Selling, General, and Administrative (SG&A)
SG&A expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management teams, as well as professional services, including legal and accounting services.
Restructuring and Related Charges
Restructuring and related charges primarily consist of severance costs and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our facility lease in South San Francisco. These costs, including a reduction in force, are incurred to improve operational efficiency, achieve cost savings, and align our workforce to the future needs of the business. In addition to the reduction in force, we are reducing leased office space, optimizing our manufacturing footprint, and streamlining support functions.

Results of Operations
The following table presents our condensed consolidated statements of operations and as a percentage of total revenue for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	$27,666	100%	$18,777	100%	$52,785	100%	$45,281	100%
Cost of revenue:
Cost of product revenue	11,883	43%	12,738	68%	21,873	41%	25,077	55%
Cost of service revenue	2,181	8%	1,612	9%	4,973	9%	3,540	8%
Total cost of revenue	14,064	51%	14,350	77%	26,846	50%	28,617	63%
Gross profit	13,602	49%	4,427	23%	25,939	50%	16,664	37%
Operating expenses:
Research and development	6,184	22%	12,606	67%	12,669	24%	21,471	47%
Selling, general and administrative	22,600	82%	30,084	160%	43,895	83%	59,569	132%
Restructuring and related charges	2,267	8%	300	2%	3,417	6%	1,690	4%
Total operating expenses	31,051	112%	42,990	229%	59,981	113%	82,730	183%
Loss from operations	(17,449)	(63)%	(38,563)	(206)%	(34,042)	(63)%	(66,066)	(146)%
Interest expense	(1,129)	(4)%	(1,062)	(6)%	(2,246)	(4)%	(2,092)	(5)%
Loss on forward sale of Series B Preferred Stock	—	—%	(22,289)	(119)%	—	(1)%	(60,081)	(133)%
Loss on Bridge Loans	—	—%	(3,064)	(16)%	—	(1)%	(13,719)	(30)%
Other income (expense), net	1,839	7%	(174)	(1)%	2,969	6%	(56)	—%
Loss before income taxes	(16,739)	(60)%	(65,152)	(348)%	(33,319)	(63)%	(142,014)	(314)%
Income tax benefit (expense)	(301)	(1)%	1,613	9%	(564)	(1)%	2,187	5%
Net loss	$(17,040)	(61)%	$(63,539)	(339)%	$(33,883)	(64)%	$(139,827)	(309)%
Revenue
Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2023		2022			2023		2022
Product revenue:
Instruments	$11,587	42%	$2,661	14%	335%	$17,510	33%	$10,184	22%	72%
Consumables	10,078	36%	9,558	52%	5%	21,593	41%	22,039	50%	(2)%
Total product revenue	21,665	78%	12,219	66%	77%	39,103	74%	32,223	72%	21%
Service revenue	5,821	21%	5,806	31%	—%	12,702	24%	11,950	26%	6%
Other revenue	180	1%	752	3%	(76)%	980	2%	1,108	2%	(12)%
Total revenue	$27,666	100%	$18,777	100%	47%	$52,785	100%	$45,281	100%	17%
Total revenue grew 47% to $27.7 million for the three months ended June 30, 2023, compared to the three months June 30, 2022, and 17% to $52.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The growth was primarily attributable to increased instrument placements, primarily in our proteomics end user markets. Revenue reported for the three and six months ended June 30, 2022 includes a $1.6 million instrument revenue reduction for a one-time reserve recorded for our discontinued LCM product line in the Genomics segment.

Instrument revenue grew 335% to $11.6 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and 72% to $17.5 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Combined consumables and services revenue has experienced flat to moderate growth in 2023; however, the increase in instrument revenue is expected to drive increased consumables and services pull-through based on an expanded installed base, particularly in our proteomics end user markets. Recurring consumables and service revenue comprised about 65% of our total revenue for the six months ended June 30, 2023.
Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended June 30,				Year-over-Year Change	Six Months Ended June 30,				Year-over-Year Change
	2023		2022			2023		2022
Proteomics revenue	$18,088	65%	$10,418	55%	74%	$33,288	63%	$24,198	53%	38%
Genomics revenue	9,578	35%	8,359	45%	15%	19,497	37%	21,083	47%	(8)%
Total revenue	$27,666	100%	$18,777	100%	47%	$52,785	100%	$45,281	100%	17%
Total Proteomics revenue grew 74% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and 38% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our growth in proteomics was driven by expanded adoption of our flow symmetry solution, the CYTOF XT, and early traction from the April 2023 release of Hyperion XTi, our next-generation imaging solution.
Total Genomics revenue grew 15% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and was down 8% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 with instrument growth offsetting declines in consumables, service, and development revenues in the second quarter. The anticipated decline in the genomics segment was a primary driver of our decision to reorganize, simplify and reposition this business over the past year. We have implemented our strategy to focus on growing the OEM business and manage this segment to sustainable positive contribution margin in the near-term.
Cost of Revenue
Product and service cost, product and service gross profit, and product and service margin were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2023	2022		2023	2022
Cost of product revenue	$11,883	$12,738	(7)%	$21,873	$25,077	(13)%
Cost of service revenue	2,181	1,612	35%	4,973	3,540	40%
Cost of product and service revenue	$14,064	$14,350	(2)%	$26,846	$28,617	(6)%

Product and service gross profit	$13,422	$3,675	265%	$24,959	$15,556	60%
Product and service margin	48.8%	20.4%	28.4%	48.2%	35.2%	13.0%
Product and service gross profit increased by $9.7 million, or 265%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Product and service gross profit increased by $9.4 million, or 60%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increases in gross profit were primarily attributable to certain one-time reductions to gross profit recognized during the second quarter of 2022, including a $1.6 million revenue reserve related to the discontinuation of our laser capture microdissection products, a $3.1 million provision for excess and obsolete inventory, and cost reductions driven by the relocation of operations to lower cost regions completed at the end of 2022.

Operating Expenses
Operating expenses were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2023	2022		2023	2022
Research and development	$6,184	$12,606	(51)%	$12,669	$21,471	(41)%
Selling, general and administrative	22,600	30,084	(25)%	43,895	59,569	(26)%
Restructuring and related charges	2,267	300	N/A	3,417	1,690	N/A
Total operating expenses	$31,051	$42,990	(28)%	$59,981	$82,730	(27)%
Research and Development
R&D expense decreased by $6.4 million, or 51%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. R&D expense decreased by $8.8 million, or 41%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decreases were primarily due to a $3.5 million impairment charge related to InstruNor recognized during the three months ended June 30, 2022, as well as lower compensation and consulting costs and reduced spending on laboratory supplies. These reductions were related to our strategic initiatives to reduce headcount and improve operating efficiencies by engaging in lower-cost and more focused R&D projects and activities.
Selling, General and Administrative
SG&A expense decreased by $7.5 million, or 25%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. SG&A expense decreased by $15.7 million, or 26%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to decreased salaries and benefits expense and stock based compensation expense as a result of the restructuring plan that downsized our global workforce, as well as non-recurring legal expenses and professional fees incurred in the three and six months ended June 30, 2022 related to the Private Placement.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended June 30,		Year-over-Year Change	Six Months Ended June 30,		Year-over-Year Change
	2023	2022		2023	2022
Severance payments	$1,054	$300	251%	$1,346	$1,690	(20)%
Facilities and other	1,213	—	N/A	2,071	—	N/A
Total restructuring and related charges	$2,267	$300	656%	$3,417	$1,690	102%

Restructuring and related charges increased by $2.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to increased severance costs and increased facilities expenses related to the reduction in leased office space, which commenced in the third quarter of 2022.

Restructuring and related charges increased by $1.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to increased facilities expenses offset by deceased severance costs, primarily resulting from higher severance costs for our former CEO during the first quarter of 2022.
Interest Expense and Other Non-Operating Income (Expense)
The improvement in non-operating income (expense) in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily reflects losses related to the Private Placement. The Purchase Agreements for the Series B Preferred Stock were accounted for as forward sales contracts and recorded at fair value. The Bridge Loans were also recorded at fair value. In the three months ended June 30, 2022, the $22.3 million loss on the forward sales of Series B Preferred Stock and the loss on the Bridge Loans of $3.1 million reflected the increase in the price of our common stock from April 1, 2022 to the Closing Date.

The increase in other income (expense), net of $2.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to the interest earned on money market funds and short-term investments. We previously had no such investments until after the Closing Date.
The improvement in non-operating income (expense) in the six months ended June 30, 2023, compared to the six months ended June 30 2022, primarily reflects losses related to the Private Placement. The Purchase Agreements for the Series B Preferred Stock were accounted for as forward sales contracts and recorded at fair value. The Bridge Loans were also recorded at fair value. In the six months ended June 30, 2022, the $60.1 million loss on the forward sales of Series B Preferred Stock and the loss on the Bridge Loans of $13.7 million reflected the increase in the price of our common stock from January 23, 2022 (the date of the Purchase Agreements and the Bridge Loan agreements) to the Closing Date.
The increase in other income, net of $2.0 million for the six months ended June 30, 2023 compared to June 30, 2022, was primarily due to the interest earned on money market funds and short-term investments because we had no such investments until after the Closing Date.
Income Tax Benefit (Expense)
We recorded an income tax expense of $0.3 million in the three months ended June 30, 2023 and an income tax benefit of $1.6 million for the three months ended June 30, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the three months ended June 30, 2023 and pre-tax loss in the three months ended June 30, 2022.
We recorded an income tax expense of $0.6 million in the six months ended June 30, 2023 and an income tax benefit of $2.2 million for the six months ended June 30, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the six months ended June 30, 2023 and pre-tax loss in the six months ended June 30, 2022.
The Company’s effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the U.S. and foreign countries.
Liquidity and Capital Resources
We have experienced operating losses since inception and have an accumulated deficit of $960.0 million as of June 30, 2023. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes, and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.
Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D, and capital expenditures, including our ERP upgrade; and costs and timing of acquiring other businesses, assets or technologies.
We continually evaluate our liquidity requirements considering our operating needs, growth initiatives, and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this quarterly report on Form 10-Q.
Sources of Liquidity
Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $142.3 million at June 30, 2023 and $165.8 million at December 31, 2022.
Under our Revolving Credit Facility, borrowings of up to $15.0 million are limited to the amount of our eligible accounts receivable and inventory collateral. As of June 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility and the total availability was $7.1 million. The facility expired on August 2, 2023.

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
In the six months ended June 30, 2023, there have been no material changes to the cash commitments and contingent obligations associated with the arrangements described above, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The terms and provisions of our debt, leases and mezzanine equity are more fully discussed in Notes 6, 7 and 9, respectively, in the unaudited condensed consolidated financial statements.
Cash Flow Activity
Our cash flow summary was as follows ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flow summary:
Net cash used in operating activities	$(17,814)	$(45,578)
Net cash provided by (used in) investing activities	83,280	(139,108)
Net cash provided by (used in) financing activities	(4,642)	231,033
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(49)	(437)
Net increase in cash, cash equivalents and restricted cash	$60,775	$45,910
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
In the six months ended June 30, 2023, we used $85.1 million of net proceeds from the sales and maturities of short-term investments to help fund $17.8 million of net cash used in operating activities, $4.8 million of common stock repurchases, and a $60.8 million increase in cash and cash equivalents.
In the six months ended June 30, 2022, we used $230.6 million of net debt and Series B Preferred Stock proceeds in part to fund $45.6 million used in operating activities, the purchase of short-term investments of $137.3 million and a $45.9 million increase in cash and cash equivalents.
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 declined by $27.8 million compared to the same period in 2022. The improvement reflects a lower net loss and adjustments for non-cash items, which collectively used $19.5 million in the first half of 2023 compared to $40.8 million used in the same period of 2022. This improvement was partially offset by unfavorable changes in net operating assets and liabilities, which provided $1.7 million and $4.8 million in the six months ended June 30, 2023 and 2022, respectively.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $83.3 million compared to $139.1 million used in the six months ended June 30, 2022. The first half of 2023 primarily reflects $85.1 million of proceeds from sales and maturities of short-term investments, net of purchases. Net proceeds from the Private Placement issuance and the Bridge Loans were used to purchase short-term investments of $137.3 million during the six months ended June 30, 2022.

Financing Activities
Financing activities used cash of $4.6 million for the six months ended 2023 and provided cash of $231.0 million in the same period of 2022. These changes in cash from financing activities primarily reflect $4.8 million of common stock share repurchases in 2023, and $18.2 million of net debt in 2022, reflecting $25.0 million of borrowings under the Bridge Loans and the repayment of $6.8 million borrowed under our Revolving Credit Facility as well as $225.0 million proceeds received from the issuance of Series B Preferred Sock less payments of $12.5 million in equity issuance costs in 2022.
Repurchases of common stock are expected to be funded by cash on hand. The timing and amount of any future common stock repurchases will depend on several factors, including stock price, market and business conditions, the daily trading volume of our stock and applicable SEC regulations. Repurchases may be suspended or discontinued at any time.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities, income tax liabilities (assets), and preferred equity. Refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our critical accounting policies and estimates.
There have been no significant changes to the Company's significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
From time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to certain legal proceedings is included in Note 7 to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this quarterly report on Form 10-Q.
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
On November 23, 2022, our board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of the Company’s common stock through open market or privately negotiated transactions until December 31, 2023. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares.

The following table provides monthly information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2023	433,852	$1.82	433,852	$16.2 million
May 1-31, 2023	477,853	$1.95	477,853	$15.3 million
June 1-30, 2023	296,495	$2.20	296,495	$14.6 million
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
EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011
3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022
3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016
3.5	Certificate of Elimination of Series A Participating Preferred Stock.	8-K	3.1	8/2/2017
3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022
3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022
10.1	Sublease, dated as of February 28, 2023, between Standard BioTools Inc. and First Databank, Inc.	10-Q	10.1	5/9/2023
10.2#	Offer letter, by and between Standard BioTools Inc. and Jeffrey G. Black, executed May 10, 2023.	8-K	10.1	5/15/2023
10.3#	Standard BioTools Inc. 2020 Change of Control and Severance Plan Participation Agreement, by and between Jeffrey G. Black and Standard BioTools Inc., dated May 10, 2023.	8-K	10.2	5/15/2023
10.4#	Letter agreement by and between Standard BioTools Inc. and Vikram Jog dated May 10, 2023.	8-K	10.3	5/15/2023
10.5#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	10.1	6/16/2023
10.6#	Form of PSU Award Agreement.	8-K	10.3	7/28/2023
10.7#	2023 Change of Control and Severance Plan.	8-K	10.1	7/28/2023
10.8#	2023 Change of Control and Severance Plan Participation Agreement, by and between Standard BioTools Inc. and Michael Egholm, Ph.D., dated July 27, 2023.	8-K	10.2	7/28/2023
10.9#	2023 Change of Control and Severance Plan Participation Agreement, by and between Standard BioTools Inc. and Hanjoon Alex Kim, dated July 24, 2023.	Filed herewith
10.10#	Offer letter, by and between Standard BioTools Inc. and Jeremy Davis, dated April 4, 2023.	Filed herewith
10.11#	2023 Change of Control and Severance Plan Participation Agreement, by and between Standard BioTools Inc. and Jeremy Davis, dated June 28, 2023.	Filed herewith
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
# Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(1) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this quarterly report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD BIOTOOLS INC.

Dated: August 8, 2023	By:	/s/ Michael Egholm
Michael Egholm
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Accounting and Financial Officer)