Form 10-Q
period 2023-09-30
STANDARD BIOTOOLS INC.
filed 2023-11-07
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 79,395,035 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$79,655	$81,309
Short-term investments	49,195	84,475
Accounts receivable (net of allowances of $151 and $592 at September 30, 2023 and December 31, 2022, respectively)	16,560	17,280
Inventories, net	21,927	21,473
Prepaid expenses and other current assets	3,404	4,278
Total current assets	170,741	208,815
Property and equipment, net	24,538	25,652
Operating lease right-of-use asset, net	31,191	33,883
Other non-current assets	2,390	3,109
Developed technology, net	4,200	12,600
Goodwill	106,225	106,251
Total assets	$339,285	$390,310
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,327	$7,914
Accrued compensation and related benefits	10,423	9,153
Operating lease liabilities, current	3,980	3,682
Deferred revenue, current	11,234	10,792
Deferred grant income, current	3,637	3,644
Other accrued liabilities	10,199	6,175
Term loan, current	5,000	2,083
Total current liabilities	51,800	43,443
Convertible notes, net	54,975	54,615
Term loan, non-current	4,615	8,194
Deferred tax liability	1,017	1,055
Operating lease liabilities, non-current	31,150	34,081
Deferred revenue, non-current	3,474	3,816
Deferred grant income, non-current	11,635	14,359
Other non-current liabilities	1,086	961
Total liabilities	159,752	160,524
Commitments and contingencies (Note 7)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; 256 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $255,559 at September 30, 2023 and December 31, 2022	311,253	311,253
Stockholders’ deficit:
Preferred stock: $0.001 par value, 9,744 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value, 400,000 shares authorized at September 30, 2023 and December 31, 2022; 82,527 and 79,904 shares issued at September 30, 2023 and December 31, 2022, respectively; 79,470 and 79,482 shares outstanding at September 30, 2023 and December 31, 2022, respectively	82	80
Additional paid-in capital	856,926	847,008
Accumulated other comprehensive loss	(1,949)	(1,896)
Accumulated deficit	(980,976)	(926,096)
Treasury stock at cost: 3,057 and 422 shares at September 30, 2023 and December 31, 2022, respectively	(5,803)	(563)
Total stockholders’ deficit	(131,720)	(81,467)
Total liabilities, mezzanine equity and stockholders’ deficit	$339,285	$390,310

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$18,711	$19,312	$57,814	$51,535
Service and other revenue	6,656	6,334	20,338	19,392
Total revenue	25,367	25,646	78,152	70,927
Cost of revenue:
Cost of product revenue	11,403	14,091	33,276	39,168
Cost of service and other revenue	2,810	2,335	7,783	5,875
Total cost of revenue	14,213	16,426	41,059	45,043
Gross profit	11,154	9,220	37,093	25,884
Operating expenses:
Research and development	6,370	8,486	19,039	29,957
Selling, general and administrative	22,292	26,340	66,187	82,061
Restructuring and related charges	1,998	3,412	5,415	5,102
Transaction-related expenses	1,666	9	1,666	3,857
Total operating expenses	32,326	38,247	92,307	120,977
Loss from operations	(21,172)	(29,027)	(55,214)	(95,093)
Interest expense	(1,223)	(1,049)	(3,469)	(3,141)
Loss on forward sale of Series B Preferred Stock	—	—	—	(60,081)
Loss on Bridge Loans	—	—	—	(13,719)
Other income (expense), net	1,448	(63)	4,417	(119)
Loss before income taxes	(20,947)	(30,139)	(54,266)	(172,153)
Income tax benefit (expense)	(50)	713	(614)	2,900
Net loss	$(20,997)	$(29,426)	$(54,880)	$(169,253)
Net loss per share, basic and diluted	$(0.27)	$(0.37)	$(0.69)	$(2.17)
Shares used in computing net loss per share, basic and diluted	79,152	78,897	78,967	77,924

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(20,997)	$(29,426)	$(54,880)	$(169,253)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(403)	(118)	(560)	(753)
Net change in unrealized gain (loss) on investments	5	(238)	507	(949)
Other comprehensive income (loss), net of tax	(398)	(356)	(53)	(1,702)
Comprehensive loss	$(21,395)	$(29,782)	$(54,933)	$(170,955)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(93)	—	—	—	—	(93)
Stock-based compensation expense	—	—	3,148	—	—	—	—	3,148
Repurchase of common stock	—	—	—	—	—	(1,250)	(2,466)	(2,466)
Net loss	—	—	—	—	(16,843)	—	—	(16,843)
Other comprehensive income, net of tax	—	—	—	568	—	—	—	568
Balance as of March 31, 2023	80,324	80	850,063	(1,328)	(942,939)	(1,672)	(3,029)	(97,153)
Issuance of restricted stock, net of shares withheld for taxes, and other	1,410	1	(37)	—	—	—	—	(36)
Issuance of common stock under ESPP	268	—	326	—	—	—	—	326
Stock-based compensation expense	—	—	3,114	—	—	—	—	3,114
Repurchase of common stock	—	—	—	—	—	(1,209)	(2,375)	(2,375)
Net loss	—	—	—	—	(17,040)	—	—	(17,040)
Other comprehensive loss net of tax	—	—	—	(223)	—	—	—	(223)
Balance as of June 30, 2023	82,002	81	853,466	(1,551)	(959,979)	(2,881)	(5,404)	(113,387)
Issuance of restricted stock, net of shares withheld for taxes, and other	482	1	(12)	—	—	—	—	(11)
Issuance of common stock from option exercises	43	—	86	—	—	—	—	86
Stock-based compensation expense	—	—	3,386	—	—	—	—	3,386
Repurchase of common stock	—	—	—	—	—	(176)	(399)	(399)
Net loss	—	—	—	—	(20,997)	—	—	(20,997)
Other comprehensive loss net of tax	—	—	—	(398)	—	—	—	(398)
Balance as of September 30, 2023	82,527	$82	$856,926	$(1,949)	$(980,976)	(3,057)	$(5,803)	$(131,720)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	—	$—	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	278	—	(89)	—	—	—	—	(89)
Issuance of common stock from option exercises	2		2					2
Stock-based compensation expense	—	—	4,042	—	—	—	—	4,042
Net loss	—	—	—	—	(76,288)	—	—	(76,288)
Other comprehensive loss, net of tax	—	—	—	(150)	—	—	—	(150)
Balance as of March 31, 2022	77,199	77	835,379	(1,057)	(812,286)	—	—	22,113
Issuance of restricted stock, net of shares withheld for taxes, and other	1,119	1	(89)	—	—	—	—	(88)
Issuance of common stock under ESPP	309	1	496	—	—	—	—	497
Issuance of common stock from option exercises	27	—	96	—	—	—	—	96
Stock-based compensation expense	—	—	4,663	—	—	—	—	4,663
Net loss	—	—	—	—	(63,539)	—	—	(63,539)
Other comprehensive loss, net of tax	—	—	—	(1,196)	—	—	—	(1,196)
Balance as of June 30, 2022	78,654	79	840,545	(2,253)	(875,825)	—	—	(37,454)
Issuance of restricted stock, net of shares withheld for taxes, and other	592	—	(5)	—	—	—	—	(5)
Stock-based compensation expense	—	—	4,494	—	—	—	—	4,494
Net loss	—	—	—	—	(29,426)	—	—	(29,426)
Other comprehensive loss, net of tax	—	—	—	(356)	—	—	—	(356)
Balance as of September 30, 2022	79,246	$79	$845,034	$(2,609)	$(905,251)	$—	$—	$(62,747)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(54,880)	$(169,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	—	60,081
Loss on bridge loans	—	13,719
Stock-based compensation expense	9,648	13,199
Amortization of developed technology	8,400	8,728
Depreciation and amortization	2,874	2,680
Provision for excess and obsolete inventory	963	7,239
Impairment of InstruNor developed technology intangible	—	3,526
Amortization of debt discounts, premiums and issuance costs	597	628
Other non-cash items	(224)	165
Changes in assets and liabilities:
Accounts receivable, net	677	1,123
Inventories, net	(3,258)	(7,810)
Prepaid expenses and other assets	749	(83)
Accounts payable	(484)	(1,501)
Accrued compensation and related benefits	1,366	5,561
Deferred revenue	218	(2,408)
Other liabilities	4,128	(5,783)
Net cash used in operating activities	(29,226)	(70,189)
Investing activities
Purchases of short-term investments	(55,857)	(137,302)
Proceeds from sales and maturities of investments	91,964	12,000
Purchases of property and equipment	(2,753)	(3,070)
Net cash provided by (used in) investing activities	33,354	(128,372)
Financing activities
Proceeds from bridge loans	—	25,000
Proceeds from issuance of Series B Preferred Stock	—	225,000
Repayment of term loan and advances under revolving credit facility	(833)	(6,838)
Payment of debt and equity issuance costs	—	(12,547)
Proceeds from exercise of stock options	80	97
Repurchase of common stock	(5,240)	—
Proceeds from ESPP stock issuance	326	497
Payments for taxes related to net share settlement of equity awards and other	(139)	(181)
Net cash provided by (used in) financing activities	(5,806)	231,028
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(196)	(719)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,874)	31,748
Cash, cash equivalents and restricted cash at beginning of period	82,324	29,467
Cash, cash equivalents and restricted cash at end of period	$80,450	$61,215

Supplemental disclosures of cash flow information
Cash paid for interest	$2,171	$1,847
Cash paid for income taxes, net of refunds	$629	$248
Non-cash right-of-use assets and lease liabilities	$226	$503
Asset retirement obligations	$739	$703

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

1. Organization and Basis of Presentation

Standard BioTools Inc. (Standard BioTools or the Company), formerly known as Fluidigm Corporation, is a Delaware corporation headquartered in South San Francisco, California.

The Company has an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, the Company endeavors to provide reliable and repeatable insights in health and disease using its proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. Standard BioTools works with leading academic, government, pharmaceutical, biotechnology, plant and animal research and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology and immunotherapy.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). As of September 30, 2023, the Company had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

These interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full year or for any other year or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 14, 2023.

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

Restructuring and Related Charges

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Costs for involuntary separation programs are recorded when management has approved the plan for separation, the employees are identified and made aware of the benefits they are entitled to, it is unlikely that the plan will change significantly, and if applicable, any required governmental notification is made. Costs associated with benefits that are contingent on the employee continuing to provide service are recognized over the required service period. Costs associated with leased facilities (net of sublease income, if applicable) that the Company has vacated as part of a restructuring plan are also included.

Transaction-related Expenses

The Company expensed certain costs incurred related to the merger agreement with SomaLogic, Inc., described further in Note 15, including legal, advisory, accounting and other transaction-related costs. The expenses in the prior period relate to the private placement whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock in connection with the conversion of the bridge loans, which closed on April 4, 2022.

2. Net Loss Per Share

The Company’s basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Restricted share units (RSUs), performance stock units (PSUs), and options to purchase the Company’s common stock are considered to be potentially dilutive common shares.

The following potentially dilutive common shares (in thousands) were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
RSUs, PSUs, and stock options	16,872	14,253
Series B Preferred Stock	75,164	75,164
2019 Notes(1)	18,966	18,966
2014 Notes	10	10
Total	111,012	108,393

(1)
The conversion rate is subject to adjustment upon the occurrence of certain specified events, including voluntary conversion of the 2019 Notes (as defined below) prior to the Company’s exercise of the Issuer’s Conversion Option (as defined in the 2019 Notes) or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined based on the effective date and current price of the Company’s common stock, subject to a minimum and maximum price per share. The maximum number of additional shares of common stock that may be issued under the make-whole premium is 2,181,036 shares. Refer to Note 6 for additional information on the 2019 Notes.

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present revenue based upon product type and the geographic regions of the Company’s customers’ facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Instruments	$9,002	$7,873	$26,512	$18,057
Consumables	9,709	11,439	31,302	33,478
Total product revenue	18,711	19,312	57,814	51,535
Service revenue	6,566	5,857	19,268	17,807
Product and service revenue	25,277	25,169	77,082	69,342
Other revenue	90	477	1,070	1,585
Total revenue	$25,367	$25,646	$78,152	$70,927

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$10,865	$11,119	$32,975	$33,482
Europe, Middle East and Africa (EMEA)	8,162	8,074	27,435	22,352
Asia-Pacific	6,340	6,453	17,742	15,093
Total revenue	$25,367	$25,646	$78,152	$70,927

Except for China, which represented $4.5 million and $11.9 million of the total revenue for the three and nine months ended September 30, 2023, respectively, no foreign country represented more than 10% of the Company’s total revenue during the periods presented in this report. Refer to Note 13 for additional information on revenue by reporting segment.

Unfulfilled Performance Obligations

The condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 included total deferred revenue of $14.7 million and $14.6 million, respectively. During the nine months ended September 30, 2023, $9.3 million of the opening deferred revenue balance was recognized as revenue and $9.4 million of net additional advance payments, primarily for instrument service contracts, were received from customers.

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of September 30, 2023 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2023 remainder of the year	$4,669
2024	10,783
2025	5,660
Thereafter	3,556
Total	$24,668

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

4. Goodwill and Intangible Assets, net

In connection with the Company’s acquisition of DVS Sciences, Inc. in February 2014, the Company recorded $104.1 million of goodwill and $112.0 million of intangible assets associated with the acquired technology. Also, in the first quarter of 2020, the Company recorded $2.2 million of goodwill and $5.4 million of developed technology intangibles from the Company’s acquisition of InstruNor AS (InstruNor). In June 2022, the decision was made to discontinue further development on the product lines supported by the InstruNor developed technology and an impairment charge of $3.5 million, representing the remaining carrying value of the intangible asset, was recorded in research and development expense. There have been no indicators of impairment of goodwill, long-lived assets or intangible assets during the nine months ended September 30, 2023.

Intangible assets with finite lives include developed technology, patents and licenses. In the condensed consolidated balance sheets, developed technology is reported separately while patents and licenses are reported in other non-current assets. Intangible assets, net, were as follows (in thousands):

	September 30, 2023
	Gross Amount	Accumulated Amortization and Impairment	Net	Weighted- Average Amortization Period
Developed technology	$117,130	$(112,930)	$4,200	10.0 years
Patents and licenses	$11,247	$(11,173)	$74	7.0 years

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net	Weighted- Average Amortization Period
Developed technology	$117,194	$(104,594)	$12,600	10.0 years
Patents and licenses	$11,247	$(10,669)	$578	7.0 years

Total amortization expense of the Company's intangible assets was $3.0 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. Total amortization expense for the nine months ended September 30, 2023 and 2022 was $8.9 million and $9.2 million, respectively. The $3.5 million impairment charge resulting in the write-off of InstruNor’s developed technology intangible is reflected in the accumulated amortization balance shown in the above table.

Based on the carrying value of intangible assets as of September 30, 2023, the Company expects estimated future amortization expense to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2023 remainder of the year	$2,800	$67	$2,867
2024	1,400	7	1,407
Total	$4,200	$74	$4,274

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$79,655	$81,309
Restricted cash	795	1,015
Total cash, cash equivalents and restricted cash	$80,450	$82,324

Restricted cash is included in other non-current assets in the condensed consolidated balance sheets.

Inventories, net

Inventories, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$17,068	$16,866
Work-in-process	409	945
Finished goods	11,212	15,245
Total inventory, gross	28,689	33,056
Allowance for excess and obsolete inventory	(6,762)	(11,583)
Total inventories, net	$21,927	$21,473

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$34,676	$33,329
Leasehold improvements	12,507	12,234
Computer equipment and software	6,148	5,793
Office furniture and fixtures	1,794	1,713
Property and equipment, gross	55,125	53,069
Less accumulated depreciation and amortization	(33,641)	(29,029)
Construction-in-progress	3,054	1,612
Property and equipment, net	$24,538	$25,652

Accrued Compensation and Related Benefits

Accrued compensation and related benefits, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued incentive compensation	$5,580	$1,170
Accrued vacation	2,710	2,795
Accrued payroll taxes and other	872	1,174
Accrued restructuring	1,261	4,014
Accrued compensation and related benefits	$10,423	$9,153

Refer to Note 14 for additional information on restructuring.

Other Accrued Liabilities

Other accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued commissions	$928	$800
Accrued interest	1,019	318
Accrued legal expenses	1,780	349
Accrued taxes	1,062	1,443
Uninvoiced receipts	1,766	1,078
Accrued warranties	2,111	678
Customer advances	538	577
Accrued restructuring	281	19
Accrued other	714	913
Other accrued liabilities	$10,199	$6,175

Deferred Grant Income

In September 2020, the Company executed a contract with the National Institutes of Health (NIH) under NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for their Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $0.9 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. Cumulative amounts applied against depreciation expense for these assets placed in service were $6.9 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively, and the carrying values of these assets were $15.3 million and $18.0 million, respectively, as of these same dates.

The current portion of deferred grant income on the Company’s condensed consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

6. Debt

Total carrying value of debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Convertible notes:
2014 Notes	$569	$568
2019 Notes	54,406	54,047
Total convertible notes, net	54,975	54,615
Term loan, non-current	4,615	8,194
Term loan, current	5,000	2,083
Total debt	$64,590	$64,892

Convertible Notes

In February 2014, the Company closed an underwritten public offering of 2014 Senior Convertible Notes (2014 Notes), which will mature on February 1, 2034, unless earlier converted, redeemed or repurchased in accordance with the terms of the 2014 Notes. Holders may require the Company to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest.

In November 2019, the Company issued $55.0 million aggregate principal amount of 2019 Senior Convertible Notes (2019 Notes). Net proceeds from the 2019 Notes issuance of $52.7 million, after deductions for commissions and other debt issuance costs, were used to retire all but $1.1 million of the aggregate principal value of the 2014 Notes then outstanding. The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include voluntary conversion of the 2019 Notes prior to the Company’s exercise of the Issuer’s Conversion Option (as defined therein) or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2019 Notes are convertible at the Company’s option in whole but not in part into shares of the Company’s common stock upon certain conditions if the volume-weighted average price of the Company’s common stock has equaled or exceeded 130% of the conversion price then in effect for a specified number of days.

Offering-related costs related to both notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes.

Revolving Credit Facility

On August 2, 2018, the Company entered into a revolving credit facility with Silicon Valley Bank (as amended, the Revolving Credit Facility) in an aggregate principal amount of up to the lesser of (i) $15.0 million or (ii) the sum of (a) 85% of eligible receivables and (b) 50% of eligible inventory, in each case, subject to certain limitations (Borrowing Base), provided that the amount of eligible inventory that may be counted towards the Borrowing Base shall be subject to a cap as set forth in the Revolving Credit Facility. The Revolving Credit Facility was collateralized by substantially all the Company’s property, other than intellectual property and contained certain financial covenants. There were no borrowings under the Revolving Credit Facility and it expired on August 2, 2023.

Term Loan Facility, net

On August 2, 2021, the Company amended its Revolving Credit Facility to, amongst other things, provide for a new $10.0 million term loan facility (the Term Loan Facility). As of September 30, 2023, the Term Loan Facility was fully drawn with an outstanding principal balance of $9.2 million and a carrying value of $9.6 million. The interest rate on the Term Loan Facility is the greater of 4.0% per annum or a floating per annum rate equal to the prime rate plus 0.75%. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in 24 equal installments which began on August 1, 2023. The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of the Company’s convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of the 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024.

On October 26, 2023, the Company entered into an amendment to the Term Loan Facility agreement which removed certain collateral covenants related to the Revolving Credit Facility due to its expiration on August 2, 2023.

Bridge Loans

On January 23, 2022, the Company entered into separate loan agreements (collectively, the Bridge Loan Agreements) with various investors for a $25.0 million term loan (collectively, the Bridge Loans). The Bridge Loans were fully drawn on January 24, 2022, and automatically converted into Series B Preferred Stock upon the subsequent closing of the Private Placement (as defined below) on April 4, 2022 (the Private Placement Closing Date).

Applying the guidance in ASC 825 Financial Instruments, the Company elected to record the Bridge Loans at their fair value using a probability‐weighted expected return method for the valuation analysis of the Bridge Loans. This resulted in a $13.7 million change in fair value of the Bridge Loans from $25.0 million at inception to $38.7 million as of the Private Placement Closing Date, including the portion attributable to accrued interest, which is reflected as a non-operating unrealized loss on the Bridge Loans in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022. See Note 9 for further detail.

7. Commitments and Contingencies

Leases

The Company has operating leases for buildings and vehicles, which includes a facility lease for its headquarters consisting of four floors. The Company’s facility lease has an expiration date of April 30, 2030 and contains an option to extend the lease, for up to five years, along with termination options. The Company is utilizing one floor (19th floor) for its corporate operations with all expense for this floor included within selling, general and administrative expense on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022.

As part of the Company’s restructuring plan discussed further in Note 14, in August 2022, the Company entered into an agreement to sublease approximately 25% of its corporate headquarters space (18th floor) in South San Francisco, California for a period of 39 months. As of September 30, 2023, 27 months were remaining on the sublease. The Company expects to recognize $4.7 million of sublease income over the lease term that commenced in October 2022. In addition, on February 28, 2023, the Company signed a second agreement to sublease an additional 25% of its corporate headquarters (21st floor) for a period of 77 months, commencing on December 1, 2023. The Company expects to recognize additional sublease income of $9.1 million over the lease term.

Rent expense, net of sublease income, is reported within restructuring and related charges for the three and nine months ended September 30, 2023 in the condensed consolidated statements of operations. The Company is currently in the process of fully vacating and potentially subleasing an additional floor (20th floor).

Indemnification

From time to time, the Company has entered into indemnification provisions under certain of its agreements in the ordinary course of business, typically with business partners, customers and suppliers. Pursuant to these agreements, the Company may indemnify, hold harmless and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, the Company has entered into indemnification agreements with its officers, directors and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible loss can be estimated, the Company accrues a liability for the estimated loss. The Company has not recorded any such liabilities in any of the periods presented. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.

8. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023
Cash and cash equivalents:
Money market funds	$66,433	$66,433	$—	$—
Total cash and cash equivalents	$66,433	$66,433	$—	$—

Short-term investments:
U.S. treasury securities	$49,195	$49,195	$—	$—
Total short-term investments	$49,195	$49,195	$—	$—

Total assets measured at fair value	$115,628	$115,628	$—	$—

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Cash and cash equivalents:
Money market funds	$53,894	$53,894	$—	$—
Total cash and cash equivalents	$53,894	$53,894	$—	$—

Short-term investments:
U.S. treasury securities	$84,475	$84,475	$—	$—
Total short-term investments	$84,475	$84,475	$—	$—

Total assets measured at fair value	$138,369	$138,369	$—	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the nine months ended September 30, 2023.

The following table summarizes available-for-sale securities (in thousands):

			As of September 30, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$66,433	$—	$—	$66,433
Total cash and cash equivalents		$66,433	$—	$—	$66,433

Short-term investments:
U.S. treasury securities	1 or less	$49,190	$5	$—	$49,195
Total short-term investments		$49,190	$5	$—	$49,195

Total available-for-sale securities		$115,623	$5	$—	$115,628

			As of December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$53,894	$—	$—	$53,894
Total cash and cash equivalents		$53,894	$—	$—	$53,894

Short-term investments:
U.S. treasury securities	1 or less	$84,977	$—	$(502)	$84,475
Total short-term investments		$84,977	$—	$(502)	$84,475

Total available-for-sale securities		$138,871	$—	$(502)	$138,369

As of September 30, 2023, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Debt

The 2014 Notes and 2019 Notes (collectively, the Convertible Notes) are not regularly traded. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges.

The estimated fair value of the Term Loan Facility also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as market prices. The fair value of the Company's Term Loan Facility was estimated using a discounted cash flow model and current market interest rate data for similar loans.

The carrying value of the Company's lines of Term Loan Facility approximates fair value as interest rates applied to the underlying debt are adjusted quarterly to market interest rates. The carrying value of the Convertible Notes approximates fair value as the interest rate and terms are reflective of the rate the Company could obtain on debt with similar terms and conditions.

9. Mezzanine Equity

Series B Redeemable Preferred Stock

On January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the Purchase Agreements) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, Casdin), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, Viking, and together with Casdin, the Lenders), whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock or the Series B Redeemable Preferred Stock) at a purchase price of $1,000 per share (together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement). On the Private Placement Closing Date, 225,000 shares of Series B Preferred Stock were issued in accordance with the Purchase Agreements and the Bridge Loans converted into 30,559 shares of Series B Preferred Stock, for a total of 255,559 shares of Series B Preferred Stock. The Company recorded the Series B Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the condensed consolidated balance sheets as it has features, such as change of control and liquidation preference, which are outside of the Company’s control.

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

The components of the carrying value of the Series B Preferred Stock as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

Proceeds from Purchase Agreements	$225,000
Proceeds from Bridge Loans	25,000
Change in fair value of Forward Purchase Agreements	60,081
Change in the fair value of Bridge Loans	13,719
Less equity issuance costs	(12,547)
Total Series B Redeemable Preferred Stock	$311,253

The Series B Preferred Stock ranks senior to the Company's common stock with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of Series B Preferred Stock are entitled to participate in all dividends declared on the Company's common stock on an as-converted basis.

10. Shareholders’ Deficit

Stock Repurchase Program

On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $20.0 million in shares of the Company’s common stock in the open market or in negotiated transactions through December 31, 2023. The Company repurchased a total of 175,910 shares of common stock under the program at a cost of $0.4 million, excluding commission fees, for an average of $2.25 per share for the three months ended September 30, 2023. As of September 30, 2023 cumulative repurchases under the program amounted to 3,056,903 shares at a total cost of $5.8 million. Repurchases under the program were able to be suspended or discontinued at any time at the Company’s discretion, and on October 4, 2023, the Company terminated the program.

Common Shares Reserved

As of September 30, 2023, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,595	1,317	181
2011 Equity Incentive Plan	1,594	6,305	4,983
2017 Inducement Award Plan	60	2	—
2017 Employee Stock Purchase Plan	—	—	1,782
Total common stock reserved for future issuance	9,249	7,624	6,946

11. Stock-based Compensation

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	7,120	$2.58
RSU granted	3,255	$2.33
RSU released	(2,335)	$2.82
RSU forfeited	(726)	$2.36
Balance at September 30, 2023	7,314	$2.42

As of September 30, 2023, the unrecognized compensation costs related to outstanding unvested RSUs under the Company’s equity incentive plans were $13.8 million. The Company expects to recognize those costs over a weighted-average period of 2.7 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2022	7,882	$4.43	7.9	$—
Options granted	2,559	$2.57		$—
Options exercised	(44)	$1.84
Options cancelled	(1,148)	$6.80		$—
Balance at September 30, 2023	9,249	$3.61	8.7	$1,780
Vested at September 30, 2023	2,986	$4.05	8.3	$278
Unvested awards at September 30, 2023	6,263	$3.43	8.9	$1,502

(1)
Aggregate intrinsic value as of September 30, 2023 was calculated as the difference between the closing price per share of the Company’s common stock on the last trading day of September, which was $2.90, and the exercise price of the options, multiplied by the number of in-the-money options.

As of September 30, 2023, the unrecognized compensation costs related to outstanding unvested options under the Company’s equity incentive plans were $13.6 million. The Company expects to recognize those costs over a weighted-average period of 2.6 years.

Performance-based Awards

The Company previously granted PSUs to certain executive officers and senior-level employees with the number of PSUs ultimately earned under these awards being calculated by comparing the Total Shareholder Return (TSR) of the Company’s common stock over the applicable three-year period against the TSR of a defined group of peer companies. The Company’s relative performance against its peer group determined the payout, which could range from 0% to 200% of the base awards. As these awards required continuous service in order to vest and these officers and senior level employees are no longer with the Company, they were canceled as of June 30, 2023.

In July 2023, the Company granted performance-based restricted stock units to certain executive officers that will vest in the first quarter of 2024 based upon the achievement of specified revenue and EBITDA targets for the twelve months ended December 31, 2023, and the executive’s continued employment with the Company. Stock-based compensation expense is being recognized over the requisite service period, as it is deemed probable the Company will satisfy the performance measures.

Activity under the performance-based awards was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	453	$4.81
PSU granted	309	$2.42
PSU released	(52)	$9.60
Performance adjustment for 2020 awards	(401)	$4.19
Balance at September 30, 2023	309	$2.42

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product revenue	$188	$154	$648	$459
Research and development expense	459	610	1,241	2,014
Selling, general and administrative expense	2,739	3,730	7,759	10,726
Total stock-based compensation expense	$3,386	$4,494	$9,648	$13,199

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

The Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.7 million in the three months ended September 30, 2023 and 2022, respectively. The Company recorded an income tax expense of $0.6 million and an income tax benefit of $2.9 million in the nine months ended September 30, 2023 and 2022, respectively. The increase in the Company's tax provision reflects the effect of the Company's foreign operations, which reported pre-tax income in the first half of 2023 and pre-tax loss in the first half of 2022.

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

13. Segment Reporting

In the third quarter of 2022, the Company’s Chief Executive Officer (CEO), who is the Chief Operating Decision Maker (CODM), instituted the practice of evaluating operating performance and making resource allocation decisions using two reportable segments: proteomics and genomics. Each segment is identified by its unique portfolio of products. Proteomics includes the Company’s instruments, consumables, software and services based upon technologies used in the identification of proteins. Genomics includes the Company’s instruments, consumables, software and services based upon technologies used in the identification of genes (DNA, RNA) and its functions.

The Company determines each segment’s loss from operations by subtracting direct expenses, including cost of product and service revenues, research and development expense and sales and marketing expense, from revenues. Amortization, depreciation and restructuring expenses are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources and finance, along with interest and taxes, are excluded from each segment’s results, which is consistent with how the Company’s CODM evaluates segment performance.

The Company does not prepare or report segmented balance sheet information as its CODM does not use the information to assess segment operating performance. The segments adhere to the same accounting policies that the Company adheres to as a whole. Segment reporting for historical periods has been included in this report to ensure comparability with the current year.

The Company’s business segment information was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Proteomics	$14,008	$14,566	$47,296	$38,764
Genomics	11,359	11,080	30,856	32,163
Total revenue	$25,367	$25,646	$78,152	$70,927

Income (loss) from operations
Proteomics	$(7,106)	$(4,456)	$(16,297)	$(22,534)
Genomics	301	(8,062)	41	(24,122)
Corporate expenses	(10,703)	(13,088)	(31,877)	(39,478)
Restructuring and related charges	(1,998)	(3,412)	(5,415)	(5,102)
Transaction-related expenses	(1,666)	(9)	(1,666)	(3,857)
Total loss from operations	$(21,172)	$(29,027)	$(55,214)	$(95,093)

14. Restructuring and Related Charges

Beginning with the appointment of the Company’s new management team in April 2022 and as further announced in August 2022, the Company has implemented a restructuring plan, including a reduction in force, to improve operational efficiency, achieve cost savings and align the Company’s workforce to the future needs of the business. In addition to the reduction in force, the Company is reducing leased office space, optimizing its manufacturing footprint and streamlining support functions. The Company is developing a more disciplined cost management culture throughout its organization by investing in training and advanced information systems.

The Company records restructuring and related charges as incurred. These items are classified within restructuring and related charges in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, and primarily include severance costs as well as facility costs (net of sublease income) for leased space in South San Francisco that the Company has vacated as part of the restructuring plan. The Company recognized restructuring and related charges of $2.0 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $5.4 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company expects to relieve the majority of the liability for restructuring charges primarily related to employee severance in 2024. Ongoing restructuring charges will continue to be incurred for facility related costs through the termination of the facility leases. These estimates are subject to a number of assumptions, and actual results may differ.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the nine months ended September 30, 2023 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2022	$4,014	$—	$19	$4,033
Restructuring and related charges	1,892	3,157	366	5,415
Cash payments	(4,645)	(3,157)	(104)	(7,906)
Balance at September 30, 2023	$1,261	$—	$281	$1,542

(1)
Restructuring liabilities are recorded in accrued compensation and related benefits on the condensed consolidated balance sheets.
(2)
Other restructuring liabilities are comprised mainly of sublease commissions and are recorded in other accrued liabilities on the condensed consolidated balance sheets.

The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring:
Proteomics	$213	$395	$691	$395
Genomics	70	490	629	490
Corporate expenses	1,715	2,527	4,095	4,217
Total restructuring and related charges	$1,998	$3,412	$5,415	$5,102

15. Subsequent Events

On October 4, 2023, the Company, SomaLogic, Inc., a Delaware corporation (SomaLogic), and Martis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SomaLogic, with SomaLogic continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the Merger). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.0001 per share, of SomaLogic issued and outstanding (SomaLogic Stock) will be converted into the right to receive 1.11 (the Exchange Ratio) shares of the Company’s common stock. At the effective time of the Merger, SomaLogic’s common stockholders will own approximately 57%, and the Company’s common stockholders will own approximately 43%, of the outstanding shares of common stock of the combined company on a fully diluted basis.

In addition, as of the effective time of the Merger, the Company will assume each SomaLogic stock incentive plan, outstanding option to purchase shares of SomaLogic Stock and outstanding restricted stock units convertible into shares of SomaLogic Stock, whether vested or unvested.

The Merger Agreement contains certain termination rights for both SomaLogic and Standard BioTools. Upon termination of the Merger Agreement by Standard BioTools under specified circumstances, Standard BioTools may be required to pay SomaLogic a termination fee of approximately $19.1 million and/or reimburse SomaLogic’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $2.0 million. Upon termination of the Merger Agreement by SomaLogic under specified circumstances, SomaLogic may be required to pay Standard BioTools a termination fee of approximately $17.2 million and/or reimburse Standard BioTools’ reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $2.0 million.

Each of SomaLogic and Standard BioTools has agreed to customary representations, warranties and covenants in the Merger Agreement. Consummation of the Merger is subject to certain customary closing conditions. The transaction is expected to close in the first quarter of 2024, assuming satisfaction of all conditions to the Merger. The Company's certifying officers will remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools Inc. MD&A is provided as a supplement to, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Risk Factors” and this MD&A. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies and strategic priorities, changes in commercial and strategic focus, restructuring plan, reduction-in-force and real estate footprint reduction plans, microfluidics research and development and marketing investment reduction plans, other cost reduction initiatives, portfolio rationalization initiatives, operating discipline improvement plans, implementation of Standard BioTools Business Systems, expected costs and cost savings associated with such plans and initiatives, future product offerings, financing plans, capital allocation plans, expansion of our business, merger and acquisition opportunities, competitive position, industry environment, potential growth opportunities and drivers, market growth expectations, the effects of competition and public health crises on our business, the global supply chain, and our customers, suppliers and other business partners, and our expectations with respect to the closing of the proposed Merger with SomaLogic (each as defined below), including with respect to matters of timing, including shareholder approval by our and SomaLogic’s shareholders, regulatory approval and other closing conditions, the anticipated financial impact and potential benefits to us related to the Merger, and integration of the businesses assuming completion of the Merger and other matters related to the Merger;. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2023. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of the proposed Merger or any other future acquisitions, mergers, dispositions, joint ventures or investments we may make. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, HyperionXTi™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, Maxpar® OnDemand™, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ High-Throughput Genomics System, X9™ Real Time PCR System and Xgrade™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Recent Developments

Our leadership team identified three strategic priorities: revenue growth, improving operating discipline and strategic capital allocation, as more fully discussed in Part I Item 1 “Business” in our Annual Report on Form 10-K filed with the SEC on March 14, 2023.

We took additional actions in the nine months ended September 30, 2023 under our strategic initiative to improve operating discipline, including reductions to our headcount in Europe and additional reductions to our real estate footprint in the U.S. On February 28, 2023, we signed an agreement to sublease an additional 25% of our corporate headquarters for a period of 77 months. As a result, 50% of the space at our headquarters was subleased as of September 30, 2023. We expect to recognize $9.1 million of sublease income over the term of this new agreement, with payments expected to commence on December 1, 2023.

Merger Agreement

On October 4, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with SomaLogic, Inc., a Delaware corporation (SomaLogic), and Martis Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (Merger Sub), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SomaLogic, with SomaLogic continuing as our wholly owned subsidiary and the surviving corporation of the merger (the Merger). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.0001 per share, of SomaLogic issued and outstanding (SomaLogic Stock) will be converted into the right to receive 1.11 (the Exchange Ratio) shares of our common stock. At the effective time of the Merger, SomaLogic’s common stockholders will own approximately 57%, and our common stockholders will own approximately 43%, of the outstanding shares of common stock of the combined company on a fully diluted basis. The parties have also agreed that Michael Egholm, Ph.D., will serve as Chief Executive Officer, Jeffrey Black will serve as Chief Financial Officer, Adam Taich will serve as Chief Strategy Officer and Shane Bowen will serve as Chief Technology Officer of the combined company.

In addition, as of the effective time of the Merger, we will assume each SomaLogic stock incentive plan, outstanding option to purchase shares of SomaLogic Stock and outstanding restricted stock units convertible into shares of SomaLogic Stock, whether vested or unvested.

The parties have agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to our obligation to call a meeting of our stockholders, and subject to certain exceptions, to recommend that its stockholders approve the issuance of shares of our common stock to holders of SomaLogic Stock pursuant to the Merger Agreement (the Standard BioTools Stock Issuance) and an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock thereunder (the Standard BioTools Charter Amendment), SomaLogic’s obligations to call a meeting of its stockholders to adopt the Merger Agreement, and subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement and our filing with the SEC and causing to become effective a registration statement on Form S-4 to register the shares of our common stock to be issued pursuant to the Merger Agreement (the Registration Statement).

Consummation of the Merger is subject to certain closing conditions, including, among other things, the (1) approval by our stockholders of the Standard BioTools Stock Issuance and the Standard BioTools Charter Amendment, (2) the adoption by the stockholders of SomaLogic of the Merger Agreement, (3) authorization for listing on The Nasdaq Stock Market of the shares of our common stock (including the shares to be issued in the Merger), subject to official notice of issuance, (4) effectiveness of the Registration Statement, termination or expiration of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (5) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting consummation of the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, (2) the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger and (3) the absence of a material adverse effect with respect to the other party.

The Merger Agreement contains certain termination rights for both SomaLogic and us. Upon termination of the Merger Agreement by Standard BioTools under specified circumstances, we may be required to pay SomaLogic a termination fee of approximately $19.1 million and/or reimburse SomaLogic’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $2.0 million. Upon termination of the Merger Agreement by SomaLogic under specified circumstances, SomaLogic may be required to pay us a termination fee of approximately $17.2 million and/or reimburse our reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $2.0 million.

The transaction is expected to close in the first quarter of 2024, assuming satisfaction of all conditions to the Merger.

Financial Operations Overview

Revenue

We generate revenue primarily from sales of our products and services. Other revenue consists of revenue from product development and license agreements.

Our product revenue consists of sales of instruments and consumables. Consumables revenue is largely driven by the size of our active installed base of instruments and the level of usage per instrument. Service revenue is linked to the sales and active installed base of our instruments as our service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, instrument parts, installation and training for our instruments. We expect the average selling prices of our products and services to fluctuate over time based on market conditions, product mix and currency fluctuations.

Cost of Revenue

Cost of product revenue includes manufacturing costs incurred in the production process, including component materials, labor and overhead, installation, packaging and delivery costs. In addition, cost of product revenue includes amortization of developed technology and intangibles, royalty costs for licensed technologies included in our products, warranty costs, provisions for slow-moving excess and obsolete inventory and stock-based compensation expense. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Cost of service revenue includes direct labor hours, overhead and instrument parts. Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing.

Research and Development (R&D)

R&D expense consists primarily of compensation-related costs, product development and material expenses and other allocated facilities and information technology expenses. Our R&D efforts have focused primarily on enhancing our technologies and supporting development and commercialization of new and existing products and services. R&D expense also includes costs incurred in conjunction with research grants and product development arrangements.

Selling, General, and Administrative (SG&A)

SG&A expense consists primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management teams, as well as professional services, including legal and accounting services.

Restructuring and Related Charges

Restructuring and related charges primarily consist of severance costs and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our facility lease in South San Francisco. These costs, including a reduction in force, are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business. In addition to the reduction in force, we are reducing leased office space, optimizing our manufacturing footprint and streamlining support functions.

Transaction-related expenses

Transaction-related expenses consist of costs incurred in connection with the Merger Agreement, including legal, advisory, accounting and other transaction-related costs. We expect to continue incurring these costs through the first quarter of 2024. The costs incurred during the year ended December 31, 2022 relate to the private placement whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock in connection with the conversion of the bridge loans, which closed on April 4, 2022.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	$25,367	100%	$25,646	100%	$78,152	100%	$70,927	100%
Cost of revenue:
Cost of product revenue	11,403	45%	14,091	55%	33,276	43%	39,168	55%
Cost of service and other revenue	2,810	11%	2,335	9%	7,783	10%	5,875	8%
Total cost of revenue	14,213	56%	16,426	64%	41,059	53%	45,043	63%
Gross profit	11,154	44%	9,220	36%	37,093	47%	25,884	36%
Operating expenses:
Research and development	6,370	25%	8,486	33%	19,039	24%	29,957	42%
Selling, general and administrative	22,292	88%	26,340	103%	66,187	85%	82,061	116%
Restructuring and related charges	1,998	8%	3,412	13%	5,415	7%	5,102	7%
Transaction-related expenses	1,666	7%	9	0%	1,666	2%	3,857	5%
Total operating expenses	32,326	128%	38,247	149%	92,307	118%	120,977	170%
Loss from operations	(21,172)	(84)%	(29,027)	(113)%	(55,214)	(71)%	(95,093)	(134)%
Interest expense	(1,223)	(5)%	(1,049)	(4)%	(3,469)	(4)%	(3,141)	(4)%
Loss on forward sale of Series B Preferred Stock	—	—%	—	—%	—	—%	(60,081)	(85)%
Loss on Bridge Loans	—	—%	—	—%	—	—%	(13,719)	(19)%
Other income (expense), net	1,448	6%	(63)	(0)%	4,417	6%	(119)	(0)%
Loss before income taxes	(20,947)	(83)%	(30,139)	(117)%	(54,266)	(69)%	(172,153)	(242)%
Income tax benefit (expense)	(50)	(0)%	713	3%	(614)	(1)%	2,900	4%
Net loss	$(20,997)	(83)%	$(29,426)	(114)%	$(54,880)	(70)%	$(169,253)	(238)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended September 30,				Year-over-	Nine Months Ended September 30,				Year-over-
	2023		2022		Year Change	2023		2022		Year Change
Product revenue:
Instruments	$9,002	35%	$7,873	31%	14%	$26,512	34%	$18,057	25%	47%
Consumables	9,709	38%	11,439	45%	(15)%	31,302	40%	33,478	48%	(6)%
Total product revenue	18,711	74%	19,312	76%	(3)%	57,814	74%	51,535	73%	12%
Service revenue	6,566	26%	5,857	23%	12%	19,268	25%	17,807	25%	8%
Other revenue	90	0%	477	1%	(81)%	1,070	1%	1,585	2%	(32)%
Total revenue	$25,367	100%	$25,646	100%	(1)%	$78,152	100%	$70,927	100%	10%

Total revenue decreased slightly by 1% to $25.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to timing of instruments orders and a decline in consumables revenue related to our genomics end user markets. Revenue grew 10% to $78.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The growth was primarily attributable to increased instrument placements, primarily in our proteomics end user markets, offset by declines in our genomics end user markets as the result of our decision to reorganize, simplify and reposition our business over the past year. Revenue reported for the nine months ended September 30, 2022 includes a $1.6 million instrument revenue reduction for a one-time reserve recorded for our discontinued LCM product line in the Genomics segment.

Instrument revenue grew 14% to $9.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and grew 47% to $26.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Combined consumables and services revenue has experienced a flat to moderate decrease in 2023; however, the increase in instrument revenue is expected to drive increased consumables and services pull-through based on an expanded installed base, particularly in our proteomics end user markets.

Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended September 30,				Year-over-	Nine Months Ended September 30,				Year-over-
	2023		2022		Year Change	2023		2022		Year Change
Proteomics revenue	$14,008	55%	$14,566	57%	(4)%	$47,296	63%	$38,764	55%	22%
Genomics revenue	11,359	45%	11,080	43%	3%	30,856	37%	32,163	45%	(4)%
Total revenue	$25,367	100%	$25,646	100%	(1)%	$78,152	100%	$70,927	100%	10%

Total Proteomics revenue decreased 4% for the three and nine months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the timing of customer orders, and grew 22% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our growth in proteomics was driven by expanded adoption of our flow symmetry solution, the CYTOF XT and early traction from the April 2023 release of Hyperion XTi, our next-generation imaging solution.

Total Genomics revenue grew 3% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased 4% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 with instrument growth offsetting declines in consumables, service, and development revenues in the third quarter. The anticipated decline in the genomics segment was a primary driver of our decision to reorganize, simplify and reposition this business over the past year. We have implemented our strategy to focus on growing the OEM business and manage this segment to sustainable positive contribution margin in the near-term.

Cost of Revenue

Product and service cost, product and service gross profit, and product and service margin were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-	Nine Months Ended September 30,		Year-over-
	2023	2022	Year Change	2023	2022	Year Change
Cost of product revenue	$11,403	$14,091	(19)%	$33,276	$39,168	(15)%
Cost of service revenue	2,754	2,335	18%	7,727	5,875	32%
Cost of product and service revenue	$14,157	$16,426	(14)%	$41,003	$45,043	(9)%
Product and service gross profit	$11,120	$8,743	27%	$36,079	$24,299	48%
Product and service margin	43.8%	34.1%	9.7%	46.2%	34.3%	11.9%

Product and service gross profit increased by $2.4 million, or 27%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Product and service gross profit decreased by $11.8 million, or 48%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increases in gross profit during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were primarily attributable to certain one-time reductions to gross profit recognized during the second quarter of 2022, including a $1.6 million revenue reserve related to the discontinuation of our laser capture microdissection products, a $3.1 million provision for excess and obsolete inventory, and cost reductions driven by the relocation of operations to lower cost regions completed at the end of 2022.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-	Nine Months Ended September 30,		Year-over-
	2023	2022	Year Change	2023	2022	Year Change
Research and development	$6,370	$8,486	(25)%	$19,039	$29,957	(36)%
Selling, general and administrative	22,292	26,340	(15)%	66,187	82,061	(19)%
Restructuring and related charges	1,998	3,412	(41)%	5,415	5,102	6%
Transaction-related expenses	1,666	9	N/A	1,666	3,857	(57)%
Total operating expenses	$32,326	$38,247	(15)%	$92,307	$120,977	(24)%

Research and Development

R&D expense decreased by $2.1 million, or 25%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. R&D expense decreased by $10.9 million, or 36%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decreases were primarily due to a $3.5 million impairment charge related to our acquisition of InstruNor AS (InstruNor) recognized during the nine months ended September 30, 2022, as well as lower compensation and consulting costs and reduced spending on laboratory supplies. These reductions were related to our strategic initiatives to reduce headcount and improve operating efficiencies by engaging in lower-cost and more focused R&D projects and activities.

Selling, General and Administrative

SG&A expense decreased by $4.0 million, or 15%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. SG&A expense decreased by $15.9 million, or 19%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decreases were primarily attributable to decreased salaries and benefits expense and stock based compensation expense as a result of the restructuring plan that downsized our global workforce.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended September 30,		Year-over-	Nine Months Ended September 30,		Year-over-
	2023	2022	Year Change	2023	2022	Year Change
Severance and other termination benefits	$546	$1,258	(57)%	$1,892	$2,948	(36)%
Facilities and other	1,452	2,154	(33)%	3,523	2,154	64%
Total restructuring and related charges	$1,998	$3,412	(41)%	$5,415	$5,102	6%

Restructuring and related charges decreased by $1.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to decreased severance costs and decreased facilities expenses (net of sublease income) as a result of the sublease that commenced in October 2022.

Restructuring and related charges increased by $0.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to increased facilities expenses offset by deceased severance costs, primarily resulting from higher severance costs for our former CEO during the first quarter of 2022.

Transaction-related expenses

Transaction-related expenses increased by $1.7 million for the three months ended September 30, 2023 and decreased by $2.2 million for the nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended September 30, 2023 was due to legal, advisory, and accounting costs incurred in connection with the Merger Agreement, and the decrease for the nine months ended September 30, 2023 was due to $3.9 million in costs related to our Private Placement which closed in April 2022. The Company expects to incur additional amounts in future periods for the Merger Agreement.

Other Non-Operating Income (Expense)

The increase in other income (expense), net of $1.5 million and $4.5 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively, was primarily due to the interest earned on money market funds and short-term investments. We previously had no such investments until the second half of 2022.

The improvement in non-operating income (expense) in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily reflects losses related to the Private Placement. The Series B Convertible Preferred Stock Purchase Agreements entered into with various investors were accounted for as forward sales contracts and recorded at fair value. The loan agreements (collectively, the Bridge Loans) that we entered into on January 23, 2022 with various investors for a $25.0 million term loan were also recorded at fair value. In the nine months ended September 30, 2022, the $60.1 million loss on the forward sales of Series B Preferred Stock and the loss on the Bridge Loans of $13.7 million reflected the increase in the price of our common stock from January 23, 2022 (the date of the Purchase Agreements and the Bridge Loan agreements) to the Private Placement Closing Date.

Income Tax Benefit (Expense)

We recorded an income tax expense of $0.1 million in the three months ended September 30, 2023 and an income tax benefit of $0.7 million for the three months ended September 30, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the three months ended September 30, 2023 and pre-tax loss in the three months ended September 30, 2022.

We recorded an income tax expense of $0.6 million in the nine months ended September 30, 2023 and an income tax benefit of $2.9 million for the nine months ended September 30, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the nine months ended September 30, 2023 and pre-tax loss in the nine months ended September 30, 2022.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the U.S. and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $981.0 million as of September 30, 2023. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D and capital expenditures, including our ERP upgrade; and costs and timing of acquiring other businesses, assets or technologies.

We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $128.9 million at September 30, 2023 and $165.8 million at December 31, 2022.

Capital Resources and Commitments

We enter into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital primarily include debt, mezzanine equity and operating leases. Our Series B Preferred Stock, which is classified as mezzanine equity, contains rights that may result in their conversion to our common stock or their redemption in cash. Our term loan and operating lease arrangements require cash repayment and our convertible debt that matures on December 1, 2024 contains rights that may result in their conversion to our common stock prior to maturity.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

In the nine months ended September 30, 2023, there have been no material changes to the cash commitments and contingent obligations associated with the arrangements described above, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 14, 2023.

The terms and provisions of our debt, leases and mezzanine equity are more fully discussed in Notes 6, 7 and 9, respectively, in the unaudited condensed consolidated financial statements.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flow summary:
Net cash used in operating activities	$(29,226)	$(70,189)
Net cash provided by (used in) investing activities	33,354	(128,372)
Net cash provided by (used in) financing activities	(5,806)	231,028
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(196)	(719)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,874)	$31,748

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

In the nine months ended September 30, 2023, we used $36.1 million of net proceeds from the sales and maturities of short-term investments to help fund $29.2 million of net cash used in operating activities and $5.2 million of common stock repurchases.

In the nine months ended September 30, 2022, we used $230.7 million of net debt and Series B Preferred Stock proceeds in part to fund $70.2 million used in operating activities, the purchase of short-term investments of $137.3 million and a $31.7 million increase in cash, cash equivalents and restricted cash.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 declined by $41.0 million compared to the same period in 2022. The improvement reflects a lower net loss and adjustments for non-cash items, which collectively used $32.6 million in the nine months ended September 30, 2023 compared to $59.3 million used in the same period of 2022, and changes in net operating assets and liabilities which provided $3.4 million and used $10.9 million in the nine months ended September 30, 2023 and 2022, respectively.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $33.4 million compared to $128.4 million used in the nine months ended September 30, 2022. The nine months ended September 30, 2023 primarily reflects $36.1 million of proceeds from sales and maturities of short-term investments, net of purchases. Net proceeds from the Private Placement issuance and the Bridge Loans were used to purchase short-term investments of $137.3 million during the nine months ended September 30, 2022.

Financing Activities

Financing activities used cash of $5.8 million for the nine months ended September 30, 2023 and provided cash of $231.0 million in the same period of 2022. These changes in cash from financing activities primarily reflect $5.2 million of common stock share repurchases in the nine months ended September 30, 2023, and $25.0 million of borrowings under the Bridge Loans and the repayment of $6.8 million borrowed under our Revolving Credit Facility as well as $225.0 million proceeds received from the issuance of Series B Preferred Sock less payments of $12.5 million in equity issuance costs in the nine months ended September 30, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities, income tax liabilities (assets) and preferred equity. Refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our critical accounting policies and estimates.

There have been no significant changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

From time to time, new accounting standards are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in this Item 1A, as well as the risk factors discussed in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition or results of operations. The risks below and the risks in our Annual Report on Form 10-K are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations or financial condition could suffer, the trading price of our securities could decline and you may lose all or part of your investment.

There can be no assurance that the proposed Merger with SomaLogic will be consummated. The announcement and pendency of the Merger, or the failure of the Merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On October 4, 2023, we, Merger Sub and SomaLogic entered into the Merger Agreement, pursuant to which Merger Sub shall be merged with and into SomaLogic with SomaLogic surviving as our wholly owned subsidiary. Consummation of the Merger is subject to approval by our shareholders and SomaLogic’s shareholders and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated.

Further, the announcement and pendency of the Merger could disrupt our businesses, in any of the following ways, among others:

•
our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;
•
the attention of our management may be directed toward completion of the Merger, integration planning and transaction-related considerations and may be diverted from our day-to-day business operations;
•
vendors, suppliers or others may seek to modify or terminate their business relationship with us;
•
we and our directors and SomaLogic could become subject to lawsuits relating to the merger; and
•
we may experience negative reactions from our shareholders, among others.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, litigation against us or our directors and officers, and a negative impression of us in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial statements and stock price.

We may be unable to fully realize the expected benefits from the Merger.

We expect to achieve substantial operating and capital synergies and cost savings as a result of the Merger. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a larger combined company following the Merger, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, (vi) a decline in the market price of our common stock, and (vii) potential liabilities, adverse consequences, increased expenses or other problems associated with the Merger and/or the resulting combined company. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects.

In addition, following the Merger, we will become responsible for SomaLogic’s liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters. These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations.

Even if we successfully consummate the Merger and integrate the businesses, there can be no assurance that the Merger will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames or at all. In addition, by engaging in the Merger, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on us. Although we may be able to pursue such activities with SomaLogic’s consent, SomaLogic may not be willing to provide its consent for us to do so.

A delay in completing the Merger may reduce or eliminate the expected benefits from the Merger.

The Merger is subject to a number of conditions, some of which are beyond our control, which could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. The requirement to obtain certain approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. A delay in completing the Merger could cause the combined company to not realize some or all of the synergies and other benefits it expects to achieve if the Merger is successfully completed within its expected time frame. Because the Merger Agreement contains certain restrictions on the conduct of our business, if the Merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the Merger instead of on other opportunities that could be beneficial to us or day-to-day business operations.

Failure to consummate the Merger could negatively impact our future stock prices, operations and financial results.

If the Merger is not consummated for any reason, we may be subjected to a number of material risks, including the following:

•
our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger;
•
a possible decline in the market price of our shares to the extent that current market prices reflect a market assumption that the Merger will be consummated and will be beneficial to the value of our business after the Merger closes;
•
if the Merger Agreement is terminated under certain specified circumstances, we may be required to pay SomaLogic a termination fee of $19,123,214 and/or reimburse SomaLogic’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $2,000,000;
•
having to pay certain costs related to the Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;
•
addressing the consequences of operational decisions made since the signing of the Merger Agreement because of restrictions on our operations imposed by the terms of the Merger Agreement, including decisions to delay or defer capital expenditures;
•
returning the focus of management and personnel to operating on a stand‑alone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and
•
negative reactions from shareholders, suppliers, employees, patients enrolled in our studies and the medical community.

The issuance of shares of our common stock in connection with the Merger, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in Standard BioTools and sales of shares of our common stock after the completion of the Merger may cause the market price of our common stock to decline.

The Merger will be financed by the issuance of additional shares of our common stock to shareholders of SomaLogic, comprising approximately 57% of our issued and outstanding shares of common stock. These issuances of additional shares of our common stock will dilute our existing shareholders’ ownership interest, and will reduce our existing shareholders’ ownership and voting interest following the consummation of the Merger. In addition, SomaLogic shareholders may decide not to hold the shares of our common stock they receive in the Merger and other SomaLogic shareholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell the shares of our common stock that they receive in the Merger. Such sales of our common stock could result in higher than average trading volume following the closing of the Merger and may cause the market price for our common stock to decline.

Following completion of the Merger, our current shareholders in the aggregate will not have a majority ownership and voting interest and the structure of our board of directors will be different, which may result in our shareholders having less influence on our management and policies.

Our shareholders currently have the right to vote for the election of directors to our board of directors and on other matters affecting us. Immediately following the Merger, our shareholders and the SomaLogic shareholders are expected to own approximately 43% and 57%, respectively, of the combined company’s outstanding shares on a fully-diluted basis. In addition, following the Merger, the board of directors of the combined company will be comprised of three directors designated by our board of directors, three directors designated by the SomaLogic board of directors and one director designated by the holder of the Series B-1 Preferred Stock. As a result, our shareholders may have less influence on our management and policies than they currently have.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On November 23, 2022, our board of directors authorized a share repurchase program pursuant to which we were able to repurchase up to $20.0 million of our common stock through open market or privately negotiated transactions. The repurchases were contingent upon favorable market and business conditions and were funded by cash on hand. The program did not obligate us to acquire any specific number of shares. On October 4, 2023, we terminated the share repurchase program.

The following table provides monthly information with respect to the shares of common stock repurchased by us during the nine months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2023	145,824	$2.23	145,824	$14.3 million
August 1-31, 2023	30,086	$2.44	30,086	$14.2 million
September 1-30, 2023	—	$—	—	$14.2 million

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

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	3.1	11/22/2016

3.5	Certificate of Elimination of Series A Participating Preferred Stock.	8-K	3.1	8/2/2017

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022

3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022

10.1#	Form of PSU Award Agreement.	8-K	10.3	7/28/2023

10.2#	2023 Change of Control and Severance Plan.	8-K	10.1	7/28/2023

10.3#	2023 Change of Control and Severance Plan Participation Agreement, by and between Standard BioTools Inc. and Michael Egholm, Ph.D., dated July 27, 2023.	8-K	10.2	7/28/2023

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

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

STANDARD BIOTOOLS INC.

Dated: November 7, 2023	By:	/s/ Michael Egholm
Michael Egholm
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 7, 2023	By:	/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Accounting and Financial Officer)