Form 10-K
period 2023-12-31
STANDARD BIOTOOLS INC.
filed 2024-03-01
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $132.7 million based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 21, 2024, there were 290,117,930 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with the registrant’s annual meeting of stockholders, scheduled to be held in June 2024, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, such proxy statement shall not be deemed to be part of this report.

STANDARD BIOTOOLS INC.

FISCAL YEAR 2023

FORM 10-K

ANNUAL REPORT

i

Special Note Regarding Forward-looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, potential growth opportunities, market growth expectations, the effects of competition, our planned use of the proceeds from the Bridge Loans and Private Placement Issuance described herein, cost structure optimization, acceleration of growth, potential merger and acquisition (M&A) activity and restructuring plans (including expense reduction activities involving potential subleasing and talent relocation plans, modifications to the scope of the company’s proteomic and genomics businesses and discontinuing of certain product lines) and our expectations regarding the benefits and integration of acquired businesses and/or products (including in connection with our merger with SomaLogic, Inc. in January 2024). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events, or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ Real Time PCR System, Xgrade™, SomaLogic®, SomaScan®, SOMAmer®, SomaSignal®, Power by SomaLogic™, DataDelve™, and CardioDM are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

On January 5, 2024, we completed the merger (the Merger) with SomaLogic, Inc. (SomaLogic), creating a leading provider of differentiated multi-omics tools for research.

Strategic Investment Transaction and Business Restructuring

On April 1, 2022, our stockholders approved the closing of a private placement of preferred stock to Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, Casdin) and Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, Viking and together with Casdin, the Purchasers). On the closing date, April 4, 2022, we sold an aggregate of $225.0 million worth, and converted $25.0 million of previously issued bridge loans (the Bridge Loans), into shares of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock pursuant to separate Series B Convertible Preferred Stock Purchase Agreements, dated and effective as of January 23, 2022, with each of the Purchasers (the Private Placement Issuance). The $250.0 million proceeds from the Bridge Loans and Private Placement Issuance are being used for working capital and general corporate purposes. On the closing date, the stockholders also approved the name change of our company to “Standard BioTools Inc.”

In connection with the closing of the private placement, Dr. Michael Egholm was appointed President and Chief Executive Officer and Alex Kim as Chief Operating Officer of the Company. Between April 2022 and today, Mr. Egholm has rebuilt our entire executive leadership team, assembling a team of disciplined operators that we believe can execute our vision to become a diversified leader in life sciences tools. Collectively, the Standard BioTools executive leadership team has over 140 years of combined life sciences experience. We have also reconstituted our board of directors since early 2022, adding significant life sciences operating, technology and capital markets expertise. In only seven quarters since the initiation of our restructuring plans in April 2022, our new management has significantly improved our legacy business performance, as demonstrated by the results of the fiscal year ended December 31, 2023 during which revenues increased 9% year-to-year (including over 40% growth in instrument revenue), gross margins expanded by more than 25% year-to-year, operating expenses declined by approximately 17% year-to-year, and operating cash burn declined by 53% year-to-year.

Merger With SomaLogic, Inc.

On January 5, 2024, we completed the Merger with SomaLogic and Martis Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (Merger Sub), pursuant to which, at the effective time of the Merger (the Effective Time), among other matters, Merger Sub merged with and into SomaLogic, with SomaLogic surviving as a wholly owned subsidiary of the Company. Upon the terms and subject to the conditions set forth in that certain Agreement and Plan of Merger, dated as of October 4,

2023, by and between the Company, SomaLogic and Merger Sub (the Merger Agreement), at the Effective Time, each share of SomaLogic common stock, par value $0.0001 per share (SomaLogic Common Stock), converted into the right to receive 1.11 shares (the Exchange Ratio) of the Company’s common stock, par value $0.001 per share.

SomaLogic is catalyzing drug research and development and biomarker identification as a global leader in proteomics technology. With a single 55 microliter plasma or serum sample, SomaLogic can run 11,000 protein measurements, covering more than a third of the approximately 20,000 proteins in the human body and twice as many as other proteomic platforms. For more than 20 years SomaLogic has supported pharmaceutical companies, and academic and contract research organizations who rely on SomaLogic’s protein detection and analysis technologies to fuel drug, disease, and treatment discoveries in such areas as oncology, diabetes, and cardiovascular, liver and metabolic diseases.

The combination of Standard BioTools and SomaLogic represents an opportunity for the combined company to leverage this operational expertise and discipline to achieve cost synergies for the combined company and to create new revenue opportunities with the combined platform, which we believe will inure to the benefit of our customers and create long-term value for the combined company’s stockholders.

Including expected acquired cash and investments, the combined company had a balance of approximately $565.5 million of cash, cash equivalents, short-term investments and restricted cash at December 31, 2023, which amount includes SomaLogic’s unaudited cash, cash equivalents and short-term investments of $449.8 million as of December 31, 2023. For the year ended December 31, 2023, the combined company had pro forma revenue of $192.4 million, which amount includes SomaLogic’s unaudited 2023 revenue of $86.1 million. The preliminary combined company cash and revenue included in this Form 10-K has been prepared by, and is the responsibility of, Standard BioTools’ management. PricewaterhouseCoopers LLP has not audited, reviewed, examined, compiled, nor applied agreed-upon procedures with respect to the preliminary financial data. Accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.

The disclosures in this Item 1 of this Annual Report on Form 10-K (the Annual Report) under the heading “Business” speak to the combined company subsequent to the Merger unless otherwise noted. However, the financial results described herein relate, except as otherwise expressly noted herein, to Standard BioTools on a standalone basis without to giving effect to Merger and, accordingly, do not include the results of SomaLogic. Future filings, beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2024, will reflect the results of the combined company.

Strategy

Our new leadership team has identified three strategic priorities: revenue growth, improving operating discipline through the Standard BioTools Business Systems (SBS) and strategic capital allocation.

Revenue Growth

One of our top priorities is to grow our instrument, consumables and service revenue. We have established new growth strategies for our product lines, returning our business to growth in 2023. This growth has been driven by over 40% increase in instrument revenue, led by new placements of our Hyperion XTi Imaging System, which we launched in April 2023. Importantly, we believe growth in instrument placements is a leading indicator. And while we expect to see continued variability in quarter-to-quarter instrument placements, the growing installed base expands future consumables and service pull-through, which are significant drivers of both revenue and margin growth.

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

Following the closing of our private placement described above, we implemented a phased restructuring plan designed to improve efficiencies, expand gross margins, reduce operating costs and better align our workforce with the current needs of our business.

Key highlights of our restructuring initiatives have included:

•
Expanding Gross Margins. Through implementation of lean SBS principles, we have reduced manufacturing costs, improved manufacturing efficiencies, reduced key raw materials costs, reduced obsolescence exposure and improved capacity utilization, all resulting in gross margin improvement of over 960 basis points in 2023, as compared to 2022.
•
Reducing General and Administrative Expenses. We have significantly lowered general and administrative spend through a reduction in headcount and a decrease in office space in order to better align our spending with more streamlined operations. Specifically, we reduced our real estate footprint, including our headquarters location in South San Francisco while fostering remote work for certain employees. As of December 31, 2023, we have entered into sublease agreements for approximately 50% of our corporate headquarters location and we expect to recognize future sublease rental income of $11.9 million over approximately 6 years.
•
Right Sizing Our Microfluidics Business. We have significantly reduced our expenses in microfluidics research and development and marketing while narrowing our commercial focus to high value niche markets for specialized applications. Gross margin for this business segment improved by over 1,950 basis points in 2023, as compared to 2022.
•
Rationalizing our Product Portfolio. We discontinued certain products including Laser Capture Microdissection (LCM), Flow Conductor, and COVID-19 diagnostic offerings, which are not essential to our core business focus.

Strategic Capital Allocation

Our third priority is strategic capital allocation. We are actively pursuing business development opportunities in the life sciences industry with consolidation and synergies expected to be a key growth driver to sustain the longer-term value proposition of the Company. The merger with SomaLogic is our latest step forward toward unlocking value in a highly fragmented market through scale, diversification and operational expertise.

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
•
Our CyTOF technology is similar to traditional flow cytometry but is based primarily on antibodies using heavy metal isotope labels rather than fluorescent labels for detection of proteins, enabling the significant expansion of the number of parameters analyzed per individual cell versus conventional flow cytometry technologies, as well as providing superior data quality. With high-throughput, single-cell analysis capabilities and the ability to analyze more protein markers per individual cell, researchers have more granular information, which allows them to identify and characterize even finer subpopulations of cells.

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
•
Cyclic immunofluorescence is a method using an iterative process in which tissue slides are repeatedly stained and imaged with a fluorescent microscope, and then antibody stripping using denaturants. This method allows higher parameter analysis versus immunohistochemistry.
•
Imaging mass cytometry is similar to immunohistochemistry but is based primarily on antibodies using heavy metal isotope labels rather than fluorescent or chromogenic labels for detection of proteins. This method enables a significant expansion of the number of parameters simultaneously analyzed per tissue section rather than in adjacent sections or via serial staining protocols. This method also eliminates issues of using fluorescent technology to image highly auto-fluorescent tissues.

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
•
NGS is a process by which researchers are able to determine the particular order of nucleotide bases that comprise all or a portion of a particular gene or genome (in the case of DNA sequencing) or gene transcript or sample transcriptome (in the case of RNA sequencing). NGS is routinely used for studies across the research continuum including basic research, biomarker discovery, translational research, and clinical research.

OEM Markets

We also utilize our proprietary microfluidics technology to collaborate with OEM providers to pursue market opportunities outside our core markets. These OEM markets are highly varied, and we believe represent significant expansion opportunities for our technology.

Products

We market life science tools, including preparatory and analytical instruments, consumables, and software for single cell proteomics analysis via mass cytometry and tissue imaging, and protein detection and analysis technologies and services for genomics analysis via real-time PCR and NGS library preparation.

Throughout 2022 and 2023, we have greatly enhanced our proteomics offerings through continuous quality improvements and targeting of our flagship flow cytometry instrument, the CyTOF XT™ System, and the commercial release of our third-generation imaging solution for spatial biology, the Hyperion XTi™ Imaging System.

We have begun to more clearly distinguish the technological and workflow advantages of our flow cytometry solution. The CyTOF XT is the only technology that can do a high number of both extra cellular markers and intra cellular markers. The ability to do both at the same time allows our customers to gain biological insights that would otherwise go unnoticed using competing technologies.

Since the commercial launch of the Hyperion XTi™ Imaging System in the second quarter of 2023, the system’s market-leading data quality and throughput continue to be very well-received, and we believe early customer feedback suggests that it is the strongest contender in the emerging field of spatial biology for translational research.

In addition, at the end of 2022, we completed the strategic repositioning of our microfluidics, or genomics, business, consolidating the portfolio to a single commercially available instrument, the Biomark X9, which combines the functionality of the Juno and the Biomark HD with improved workflow and performance. The Juno and Biomark HD are still available to legacy customers under certain circumstances. We continued to deliver the Signature Q100 microfluidics platform to our OEM collaborator, Olink Holding AB.

As discussed above, on January 5, 2024, we completed the Merger with SomaLogic, a global leader in proteomics technology. With a single 55 microliter plasma or serum sample, SomaLogic can run 11,000 protein measurements, covering more than a third of the approximately 20,000 proteins in the human body and twice as many as other proteomic platforms. For more than 20 years, SomaLogic has supported pharmaceutical companies, and academic and contract research organizations who rely on SomaLogic’s protein detection and analysis technologies to fuel drug, disease and treatment discoveries in such areas as oncology, diabetes, and cardiovascular, liver and metabolic diseases.

Standard BioTools offers a comprehensive suite of multi-omics technologies.

Our primary instrument offerings are summarized in the table below:

Product	Product Description	Applications
Single Cell Proteomics

Analytical Systems:

CyTOF XT™ System	The CyTOF XT mass cytometry system performs highly automated high-parameter (>50) single-cell analysis using antibodies conjugated to metal isotopes.	Flow Cytometry

Hyperion XTi™ Imaging System	Our third-generation spatial biology instrument, the Hyperion XTi™ Imaging System brings together	Tissue Imaging

Product	Product Description	Applications
imaging capability with proven high-parameter mass cytometry technology to enable the simultaneous detection of up to 40 protein markers in the spatial context of the tissue microenvironment.

Genomics

Analytical and Preparatory Instruments:

X9TM Real-Time PCR System	Real-time PCR analytical instrument, including pre-processing steps for microfluidics-based workflows using IFCs.	Real-time PCR analysis

BiomarkTM HD System	Real-time PCR analytical instrument for microfluidics-based workflows using prepared IFCs.	Real-time PCR analysis

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

Our genotyping and single nucleotide polymorphism type (SNP Type) assay products consist of assay design and custom content delivery systems for gene expression and genotyping, respectively. These offerings provide low-cost alternatives to other available chemistries and allow customers to use IFCs in more flexible ways with validated assays for their targets of interest.

SomaLogic® Offerings and Applications

Effective with the closing of our Merger on January 5, 2024, our SomaLogic offering consists primarily of a service model whereby we receive samples (including from pharmaceutical, biotechnology or academic clients), perform the SomaScan® assay, and subsequently use bioinformatics and analytics to further refine the collected data and deliver the results back to the customer.

SomaScan® Assay

As of January 5, 2024, the SomaScan® assay measures approximately 11,000 protein targets in a single sample. The SomaScan® assay is designed to have breadth (or number of proteins measured), precision, specificity, dynamic range, depth (or lower limits of detection), and throughput. SomaScan® assay customers can also gain access to individual SOMAmer® reagents for a wide range of follow-up studies, which is a feature we consider to be a unique addition to our research services in comparison to the offerings of other proteomic platforms. The SomaScan 11K Platform is the largest proteomics offering available on the market.

SomaScan® Certified Sites

The SomaScan Certified Sites program allows global pharmaceutical and biotech companies, academic and core labs, and government research institutions to run our industry leading proteomics platform on site with the same precision, robustness, and reproducibility seen in our assay services facility. Certified Sites run the assay on the same equipment as in the SomaLogic Assay Service facility utilizing a reagent based kit. As of January 4, 2024, we had 17 Certified Sites, utilizing the SomaScan Assay kits.

SomaSignal™ Tests

As of January 5, 2024, we had 15 SomaSignal™ tests currently available for use as laboratory developed tests (LDTs) under our CLIA certification, with several more in various stages of development. As of January 5, 2024, we had 29 RUO tests primarily targeting clinical trial applications, such as characterizing and monitoring patients through the clinical trial cycle. We believe our SomaSignal™ tests will provide health systems and national health services with a leading-edge scientific tool set to allocate resources, risk stratify both populations and individual patients and personalize therapy.

SOMAmer® Reagents

Customers have been granted licenses to use a limited subset of our SOMAmer® reagents and to access to our Systematic Evolution of Ligands by Exponential enrichment (“SELEX”) technology in three ways: (i) through the transfer of individual reagents that have been developed by SomaLogic, (ii) through the transfer of custom reagents developed by SomaLogic on behalf of a customer, and (iii) through the development of custom reagents by a customer after receiving a license to perform the SELEX process and to use the subsequently developed reagents. An example of the commercial use of SOMAmer® reagents by a licensee of SomaLogic is the inclusion of SOMAmer® reagent-based inhibitors of thermophilic enzymes, such as polymerases used in a product category offered by certain biotechnology companies referred to as “hot-start” PCR amplification.

Customers

We sell our instruments and consumables for research use only (RUO) to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies. One genomics customer accounted for 10% and 11% of our total revenue for the years ended December 31, 2023 and 2022, respectively.

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

Additionally, in connection with the Merger we acquired additional manufacturing operations in Boulder, Colorado. Our facility in Boulder manufactures reagents, SomaScan® assay kits, and other consumables used to run SomaScan® assays.

We rely on a limited number of suppliers for certain components and materials used in our products. Key components in Standard BioTools legacy products and SomaLogic products are supplied by sole or limited source suppliers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please refer to “Item 1A. Risk Factors.”

Laboratory Operations

We perform all of our SomaSignalTM tests in our laboratory facility located in Boulder, Colorado. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and accredited by the College of American Pathologists (CAP). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services (CMS) in accordance with the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and is licensed by certain other states requiring out-of-state licensure including California, Maryland, Pennsylvania and Rhode Island.

We believe that our existing laboratory facility is adequate to meet our business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.

Quality Assurance

Our quality assurance function oversees the quality of our laboratory operations. We have established oversight for systems implementation and maintenance procedures, document control processes, supplier qualification, preventive or corrective actions and employee training processes that we believe achieves excellence in operations. We continuously monitor and improve our processes and procedures and believe this high-quality service leads to customer satisfaction and retention.

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

Additionally, in connection with the Merger we acquired research and development facilities in Boulder, Colorado and La Jolla, California. These facilities are focused on the discovery of protein biomarkers and the development of slow off-rate modified aptamers (SOMAmers®), which are modified nucleic acid-based protein binding reagents that are specific for their cognate proteins. The facility in La Jolla is specifically focused on creating small-mid plex solutions for SOMAmer® technology that will enable SomaLogic products to serve additional market segments.

We expect some synergies to be achieved in research and development activities as the combined company shares certain resources; however, the research and development efforts of SomaLogic and Standard BioTools will continue to operate independently for the foreseeable future, with primarily the same teams that were in place prior to the Merger.

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

Intellectual Property

Patents

We have developed a portfolio of issued patents and patent applications directed towards commercial products and technologies in development. As of December 31, 2023, we owned or licensed approximately 400 patents and had over 175 pending patent applications worldwide. Our utility patents have expiration dates ranging up to year 2039, and our design patents have expiration dates ranging up to year 2047.

As of December 31, 2023, SomaLogic owned or licensed more than 660 patents and had approximately 435 pending patent applications worldwide. SomaLogic's utility patents have expiration dates ranging up to year 2043.

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

Proteomics. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the Original License Agreement) between Fluidigm Canada Inc. (now Standard BioTools Canada Inc.), and PerkinElmer Health Sciences, Inc. (PerkinElmer). Under the Original License Agreement, Fluidigm Canada Inc, received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of inductively coupled plasma (ICP)-based proteomics, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. In November 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis. The license will terminate on the last expiration date of the Patents, currently expected to be in November 2026, unless earlier terminated pursuant to the terms of the license agreement.

InstruNor AS. In January 2020, we completed the acquisition of InstruNor AS (InstruNor) for $7.2 million, including $5.2 million in cash and $2.0 million in stock. InstruNor provided automated sample preparation solutions for proteomics and flow cytometry instrument markets and became part of Standard BioTools Inc.’s proteomics business. Included in this acquisition were certain intellectual property portfolio assets comprised of patents and/or patent applications directed to various aspects of automated cell pretreatment instruments. The expiration dates for the issued patents in this patent portfolio extended to March 2033. We recognized a $3.5 million impairment charge on InstruNor’s developed technology intangible asset in the second quarter of 2022 related to our discontinued Flow Conductor product line.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States, the European Union and other countries. The level and scope of the regulation varies depending on the country or defined economic region, but may include, among other things, the research, development, testing, clinical trials, manufacture, storage, recordkeeping, marketing authorization, labeling, safety, efficacy, packaging, advertising, promotion and commercial sales and distribution, of many of our products.

Clinical Laboratory Improvement Amendments of 1988

We are required to hold certain federal, state and local licenses, certifications and permits to operate our clinical laboratory facility in Boulder, Colorado, including the performance of certain diagnostic assays. Under CLIA, we are required to hold a certificate applicable to the categories of laboratory tests we perform and to comply with standards applicable to our operations, including test processes, personnel, facilities administration, equipment maintenance, recordkeeping, quality systems and proficiency testing. We must maintain CLIA certification to be eligible to bill for diagnostic services provided to Medicare beneficiaries. Many commercial third-party payors also require CLIA certification as a condition of payment.

Our Boulder facility holds a current CLIA certificate. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. We elect to participate in the accreditation program of CAP. CMS has deemed CAP standards to be equally or more stringent than CLIA regulations and has approved CAP as a recognized accrediting organization. Inspection by CAP is performed in lieu of inspection by CMS for CAP-accredited laboratories. Because we are accredited by the CAP Laboratory Accreditation Program, we are deemed to also comply with CLIA. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.

Penalties for non-compliance with CLIA or CAP requirements include suspension, limitation or revocation of the laboratory’s CLIA or CAP certificate, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties, as applicable.

State Laboratory Licensing

Our Boulder facility also holds a state license issued by the Colorado Department of Public Health and Environment (CDPHE). Colorado law and regulations establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of laboratory personnel and quality control.

Federal Oversight of Laboratory Developed Tests and Certain Devices

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. We perform our diagnostic tests like the SomaSignal™ assays in our Boulder, Colorado CLIA-certified and CAP-accredited clinical laboratory, and we believe such tests are primarily regulated under CLIA, as administered by CMS, as well as by applicable state laws, as described above. The FDA regulates any diagnostic tests that meet the definition of a medical device, except under specific, narrow circumstances. The Federal Food, Drug and Cosmetic Act (FDCA) defines a medical device as "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes." By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an in vitro diagnostic test (IVD), as "reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae." Therefore, the FDA generally considers diagnostic testing products like ours to be IVDs subject to the agency's regulatory requirements.

Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion and sales and distribution of medical devices, including IVDs, in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. Many of the instruments, reagents, kits or other consumable products used within our laboratory facility are regulated as medical devices and therefore must comply with FDA quality system regulations and certain other device requirements. We have policies and procedures in place to ensure that we source such materials from suppliers that are in compliance with any applicable medical device regulatory requirements.

The FDCA classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices or devices deemed not substantially equivalent to a previously 510(k) cleared device, are categorized as class III. These devices typically require submission and approval of a premarket approval application (PMA). Devices deemed to pose lower risk are categorized as either class I or II. For most class II devices, a manufacturer must submit to the FDA a 510(k) premarket notification submission requesting clearance of the device for commercial distribution in the United States. However, some low-risk class II devices are exempted from this requirement. When a 510(k) premarket notification submission is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is "substantially equivalent" to a predicate device, which is: (i) a device that was legally marketed prior to May 28, 1976, for which PMA approval is not required, (ii) a legally marketed device that has been reclassified from class III to class II or class I, or (iii) another legally marketed, similar device that has been cleared through the 510(k) clearance process. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Most class I devices are exempt from 510(k) premarket notification requirements, but like class II and III devices, are subject to general controls, such as registration and listing, quality system, labeling, and reporting requirements.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or "off-label" uses; and the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

In February 2022, we were granted an Emergency Use Authorization (EUA) for our the Advanta Dx COVID-19 EASE Assay, which was authorized for the qualitative detection of nucleic acid from SARS-CoV-2 in nasopharyngeal swab, oropharyngeal swab, mid-turbinate nasal swab, and anterior nasal swab specimens from individuals suspected of COVID-19 by their healthcare provider. Subsequently, in February 2023, the FDA granted our request to withdraw the EUA for our Advanta Dx SARS-CoV-2 RT-PCR Assay. We submitted our request to withdraw such EUA as we had discontinued commercial distribution of the product.

Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable device regulations with respect to IVDs that are designed, manufactured and used within a single high-complexity CLIA-certified laboratory. Such tests are referred to as LDTs. We believe that the SomaSignalTMassays we offer for clinical diagnostic use are LDTs, as are our near-term pipeline candidate tests intended for clinical diagnostic use. However, in October 2023, the FDA issued a proposed rule aimed at regulating LDTs under the current medical device framework and proposing to phase out its existing enforcement discretion policy for this category of diagnostic tests; the public comment period ended in early December 2023. The proposal envisions that the LDT enforcement policy phase-out process would occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the 3.5-year mark, although more details are expected to be provided with the upcoming final rule. The likelihood of the FDA finalizing the proposed rule in April 2024 (as is currently projected), as well as potential litigation challenging the agency’s authority to take such action, is uncertain at this time. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the proposed FDA administrative action, which may be disruptive to the industry and to patient access to certain diagnostic tests.

Even though we presently commercialize some of our SomaSignalTM tests as LDTs, the FDA may disagree that such tests are within the scope of its current enforcement discretion criteria for LDTs, or our SomaSignalTM tests may in the future become subject to more onerous regulation by the FDA. For several years, members of Congress have been working with stakeholders on a possible bill to regulate in vitro clinical tests including LDTs. For example, as drafted and re-introduced for consideration in the 118th Congress, legislation called the Verifying Accurate, Leading-edge IVCT Development (VALID Act), has been garnering bipartisan and bicameral support. The VALID Act would codify into law the term "in vitro clinical test" (IVCT) to create a new medical product category separate from medical devices that includes products currently regulated as IVDs as well as LDTs. The VALID Act would also create a new system for labs and hospitals to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it takes for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients.

It is unclear whether the VALID Act would be passed by Congress in its current form or signed into law by the President. If the FDA finalizes its position on regulation of LDTs through the ongoing notice-and-comment rulemaking process or the VALID Act or other federal legislation is passed reforming the government’s regulation of LDTs, or alternatively, if the FDA disagrees with our assessment that our SomaSignalTMassays intended for clinical diagnostic use fall within the definition of an LDT, we could, for the first time, be subject to enforcement of regulatory requirements such as registration and listing requirements, medical device reporting requirements and quality control requirements. Any new legislation or FDA regulations affecting LDTs may result in increased regulatory burdens on our ability to continue marketing our tests and to develop and introduce new tests in the future. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or our SomaSignalTM tests in particular, whether as a result of new legislative authority or culmination of the current notice-and-comment rulemaking process, we may be required to obtain premarket clearance for our SomaSignalTM assays intended for clinical diagnostic use under Section 510(k) of the FDCA or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our products pending clearance or approval and conduct clinical testing prior to making submissions to the FDA to obtain premarket clearance or approval. The FDA could also require that we label our SomaSignalTM tests as investigational or limit the labeling claims we are permitted to make.

Regulation of Clinical Trials

We may in the future conduct research studies for our SomaSignalTMtests intended for clinical diagnostic use and our other assays in development that involve clinical investigators and human subjects (or stored specimens from human subjects) at sites in the United States. We may need to conduct additional clinical trials for the SomaSignalTM tests for clinical use, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.

The conduct of clinical trials is also subject to extensive federal and institutional regulations intended to assure that the data and reported results are credible and accurate and that the rights, safety, and welfare of study participants are protected. Most studies involving human participants must be reviewed and approved by, and conducted under the auspices of, a duly-constituted institutional review board (IRB), which is a multi-disciplinary committee responsible for reviewing and evaluating the risks and benefits of a clinical trial for participating subjects and monitoring the trial on an ongoing basis. Companies sponsoring the clinical trials and investigators also must comply with, as applicable, regulations, guidelines and IRB requirements for obtaining informed consent from the study subjects, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. The sponsoring company or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. In addition, trials involving human subjects often require significant time and cash resources to complete and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results.

Laboratory Technology for Research Use Only

Our proteomics, genomics, and analytical instruments, reagents, and other consumables are currently intended for, labeled and sold for research use only (RUO) applications, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-clinical and non-diagnostic purposes. In addition, the SomaLogic offerings, other than the SomaSignalTM assays intended for clinical diagnostic use, are intended and offered for RUO applications. Such products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions. Accordingly, they are not subject to pre- and post-market controls for medical devices by the FDA, with the exception that we must comply with the agency’s regulations relating to the labeling of IVDs intended for RUO applications. In accordance with such regulations, our RUO products are labeled, “For Research Use Only. Not for use in diagnostic procedures.”

The FDA’s final guidance document “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the RUO/IUO Guidance), provides the FDA’s thinking on when IVDs are properly labeled for RUO or for IUO. The RUO/IUO Guidance explains that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for clinical diagnostic uses or that the manufacturer intends such uses. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications, a manufacturer’s provision of technical support for clinical validation or clinical applications of the product, or solicitation of business from clinical laboratories, all of which FDA may consider evidence of intended uses that conflict with RUO/IUO labeling. In the future, certain of our products or related applications could become subject to regulation as medical devices by the FDA. If we are required to submit our products for pre-market review by the FDA, we may be required to delay marketing and commercialization while we obtain pre-market clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

In some cases, our customers may, on their own initiative and without consulting us, use our RUO-labeled products in their own LDTs or in other FDA-regulated products for clinical diagnostic use.

Advertising of Laboratory Technologies and Services

Whether our proteomics or genomics technologies or our laboratory assays are not regulated by FDA, regulated as class I or class II devices, or subject to enforcement discretion with respect to FDA’s device requirements, advertising for such services and products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Federal and State Anti-Kickback Laws

The Federal Anti-Kickback Statute makes it a felony for a person or entity, including a clinical laboratory, to knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce or in return for the referral of an individual for the furnishing of, or the recommending or arranging for the furnishing of, purchasing, leasing, ordering or arranging for or recommending purchasing, leasing or ordering of any item or service that is reimbursable in whole or in part, under any federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Courts have broadly interpreted the scope of the Anti-Kickback Statute and generally have held that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals.

In addition to statutory exceptions to the Anti-Kickback Statute, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor or exception, it is deemed not to violate the Anti-Kickback Statute, and the parties are immune from prosecution. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection.

Failure to meet the requirements of an exception or a safe harbor does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances.

A violation of the Anti-Kickback Statute may result in imprisonment for up to ten years and significant fines for each violation and additional administrative civil money penalties, plus up to three times the amount of the remuneration paid. Convictions under the Anti-Kickback Statute result in mandatory exclusion from federal healthcare programs for a minimum of five years. In addition, a violation of the Anti-Kickback Statute can serve as the basis of liability under the federal False Claims Act, which is discussed in greater detail below.

Although the Anti-Kickback Statute applies only to items and services reimbursable under any federal healthcare program, a number of states, including California, have passed statutes substantially similar to the Anti-Kickback Statute that apply to all third-party payors, including commercial insurers, and, in some states, to patients without insurance. The California Attorney General and courts have interpreted the California anti-kickback and fee-splitting laws in substantially the same way as the courts have interpreted the Anti-Kickback Statute. Penalties under such state laws include imprisonment and significant monetary fines.

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 (EKRA) was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. However, unlike the Anti-Kickback Statute, EKRA is not limited to services covered by federal healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial third-party payors. Although EKRA apparently was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the Anti-Kickback Statute and regulations. EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued.

Other Federal and State Healthcare Laws

In addition to the requirements discussed above, several other healthcare fraud and abuse laws could have an effect on our business. For example, federal law permits the Office of Inspector General for the Department of Health and Human Services (HHS-OIG) to exclude an individual or entity from Medicare or Medicaid for charging federal healthcare programs, including Medicare or Medicaid, substantially in excess of its usual charges for its items or services absent a finding of good cause. The terms “usual charge” and “substantially in excess” are subject to varying interpretations, and the HHS OIG has withdrawn multiple versions of a proposed rule intended to implement the statute.

The federal False Claims Act prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud pursuant to its qui tam provisions. Because the complaint in a qui tam action is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. Regardless of whether the government intervenes in the action, the relator, if successful, will receive a percentage of the recovery. In addition, providers and suppliers must report and return any overpayments received from the Medicare and Medicaid programs within 60 days of identification, and failure to identify and return such overpayments exposes the provider or supplier to federal False Claims Act liability. Violation of the federal False Claims Act may result payment of up to three times the actual damages sustained by the government, plus significant per-claim civil penalties, as well as mandatory exclusion from government healthcare programs. Several states, including California, have enacted comparable false claims laws that may apply regardless of payor.

The federal civil monetary penalties law (the CMP Law) prohibits, among other things, (1) the offering or transfer of remuneration (including a waiver of copayments and deductible amounts) to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or Medicaid, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal healthcare program; (3) billing for services requested by an unlicensed physician or an excluded provider; (4) billing for medically unnecessary services; and (5) presenting or causing to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The penalties for violating the CMP Law may include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Federal criminal statutes prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including those administered by commercial payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, this federal criminal statute requires a showing of intent, but a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The Physician Payments Sunshine Act imposes annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians (as defined under the statute) and their immediate family members. It applies to manufacturers when their products become eligible for reimbursement under a federal healthcare program such as Medicare or Medicaid. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own IVD products solely for use by or within our Boulder laboratory facility, we believe that we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if enacted federal legislation renders our tests regulated by FDA, or if FDA finalizes its recently initiated notice-and-comment rulemaking to exercise authority over LDTs as medical devices or otherwise requires us to obtain premarket clearance or approval for one or more of our tests. A determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.

We are also subject to applicable state restrictions on laboratory billing. These laws vary from state to state but generally are intended to prevent a provider who ordered but did not perform the service from billing for that service at a markup. For example, California has an anti-markup statute with which we must comply, which prohibits a provider from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory that performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under California’s Business and Professions Code. A violation of this provision can lead to imprisonment and/or a fine of up to $10,000. Other states have similar anti-markup and other client billing restrictions with which we must comply. Many states also have "direct-bill" laws, which require the party that performed the service to bill for the service, with certain exceptions.

If our operations are found to be in violation of any of the fraud and abuse laws described above or any other healthcare regulatory laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

U.S. Data Privacy and Security Laws

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established comprehensive federal standards for the privacy and security of health information. In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009. HITECH amended HIPAA and, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses and healthcare providers that conduct certain healthcare transactions electronically (collectively, Covered Entities), as well as individuals or entities that perform services for them involving the use, or disclosure of, individually identifiable health information or "protected health information" (PHI) under HIPAA (Business Associates). Under HIPAA, as amended by the HITECH Act, the U.S. Department of Health and Human Services (HHS) has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates. HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.

The HIPAA security standards require the adoption of administrative, physical and technical safeguards and the adoption of written security policies and procedures to maintain the security of protected health information.

The HIPAA privacy regulations address the privacy of PHI by limiting the use and release of such information. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a Covered Entity, including the right to access or amend certain records containing PHI, request an accounting of disclosures of PHI or to request restrictions on the use or disclosure of PHI. The HIPAA breach notification regulations impose certain reporting requirements on Covered Entities and their Business Associates in the event of a breach of PHI.

Covered Entities must report breaches of PHI that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS (the Secretary). Breaches must be reported as soon as reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals, the HHS Secretary, and depending on the size of the breach, the local and national media. Covered Entities are also subject to the HHS HIPAA audit program and may be investigated in connection with a privacy or data security complaint.

Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including downstream business associates, as determined according to the federal common law of agency. Civil penalties are adjusted for inflation on an annual basis and can exceed $1.0 million per year for failure to comply with a HIPAA requirement. A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face criminal penalties (including fines and imprisonment), which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm. Covered Entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.

Additionally, while HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and state Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI. Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act (CMIA), imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California has also recently adopted the California Consumer Privacy Act of 2018 (CCPA), which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023 amending and strengthening the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of our California-based employees. It also created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. Various states such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah and Virginia have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply.

Numerous other federal and state laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of patient health information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. Congress has also been considering similar federal legislation relating to data privacy and data protection.

Many states, such as Massachusetts, have also implemented genetic testing and privacy laws imposing specific patient consent requirements and requirements for protecting test results. The interplay of federal and state laws regulating genetic information may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on genetic privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.

Information Blocking Rules

The Office of the National Coordinator for Health Information Technology (ONC), coordinates the ongoing development of standards to enable interoperable health information technology infrastructure nationwide in the healthcare sector. In May 2020, ONC released the final Information Blocking Rule to implement the interoperability and patient access provisions of the 21st Century Cures Act. We will need to continually review our practices for conduct that could be considered as likely to interfere with access, exchange or use of electronic health information, as those practices are prohibited by the Information Blocking Rule, unless one of the exceptions outlined in the Information Blocking Rule applies. Among other things, the Information Blocking Rule requires us to provide patients with on-demand access to laboratory test results. These requirements can be inconsistent with our obligations as a laboratory under state law and/or medical or ethical standards. It is currently unclear how the ONC will approach delays in providing patient access in these situations. Healthcare providers including laboratories will be subject to civil monetary penalties for violations of the Information Blocking Rule once the penalty regulations are finalized. The amount of such penalties is unknown, but the regulations for health industry networks (HINs), health information exchanges (HIEs), and certified developers of health information technology allow for up to $1.0 million in penalties per violation.

International Laws and Regulations

Many countries in which we may offer any of our testing products in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national healthcare program. In situations involving physicians employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act (FCPA), and/or other applicable anti-corruption laws.

The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity from offering or providing, directly or through a third party, including any potential distributors we may rely on in certain markets, anything of value to a foreign official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We will also be required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, including its books and records provisions and its anti-bribery provisions.

The standard of intent and knowledge under the FCPA’s anti-bribery provisions is minimal intent and knowledge are usually inferred from the fact that bribery took place. The FCPA’s accounting provisions do not require intent. Violations of the FCPA’s anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2.0 million and officers, directors, stockholders, employees and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other Organisation for Economic Co-Operation and Development Anti-Bribery Convention members, have similar anti-corruption regulations, such as the U.K. Bribery Act.

When marketing our testing products outside of the United States, we may be subject to foreign regulatory requirements governing human clinical testing, prohibitions on the import of tissue necessary for us to perform our testing products or restrictions on the export of tissue imposed by countries outside of the United States or the import of tissue into the United States, and marketing approval. These requirements vary by jurisdiction, differ from those in the United States and may in some cases require us to perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required.

European Union IVD Laws and Regulations

Whether or not we are required to comply with requirements for marketing clinical diagnostic products in the United States, we may be required to obtain marketing authorizations from regulatory authorities in non-United States countries prior to the marketing of any product for clinical diagnostic use in such countries. The laws and regulations relating to laboratory equipment, reagents and assays in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change. For example, in the European Union (EU), IVDs had been regulated under EU-Directive 98/79/EC (IVD Directive) and corresponding national provisions prior to May 2022. The IVD Directive required that medical devices, including IVDs, meet the essential requirements, including those relating to device safety and efficacy, set out in an annex of the Directive. According to the IVD Directive, EU Member States have presumed compliance with these essential requirements for devices that are in conformity with the relevant national standards transposing the harmonized standards, such as ISO 13485:2016, the quality system standard for medical device manufacturers.

IVDs, other than devices for performance evaluation, must bear the CE marking of conformity when they are placed on the European market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the applicable legislation implementing the relevant European Directive. As a general rule, the manufacturer must follow the EU declaration of conformity procedure to obtain or apply a CE mark.

In May 2022, the Directive was replaced by the In Vitro Diagnostic Device Regulation (IVDR) (EU) 2017/746 that was published in May 2017 and given a 5-year transition period until its full implementation on May 26, 2022. Unlike the IVD Directive, the IVDR has binding legal force throughout every Member State. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR as enacted by the European Commission (EC), IVDs are subject to additional legal regulatory requirements. Among other things, the IVDR introduces a new risk-based classification system and requirements for conformity assessments. Under the IVDR and subsequent amendments, IVDs already certified by a Notified Body under the IVD Directive may remain on the market until May 26, 2025, and IVDs certified without the involvement of a Notified Body may be placed on, or remain in, the market for up to three additional years (until May 26, 2028) depending on the classification of the IVD. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. In addition, the IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

The EC has designated 12 Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED. On December 5, 2023, the European Commission adopted Implementing Regulation (EU) 2023/2713 designating five EU Reference Laboratories covering the following types of high risk, class D IVDs: hepatitis and retroviruses; herpesviruses; bacterial agents; respiratory viruses that cause life-threatening diseases. The designated EU Reference Laboratories are responsible for verifying performance of IVDs in accordance with common specifications, batch testing of class D IVDs, collaborating with Notified Bodies to develop best practices for IVD conformity assessments, and providing scientific and technical assistance on the implementation of the IVDR.

International Data Privacy and Security Laws

The collection and use of personal health data in the EU is governed by the General Data Protection Regulation, or GDPR. The GDPR applies to any company established in the European Economic Area, or EEA, (which includes the EU Member States plus Iceland, Liechtenstein, and Norway) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions affording greater protection to and requiring additional compliance measures for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Failure to comply with the GDPR requirements may subject an entity to litigation, regulatory investigations, enforcement notices and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data. For example, in 2016, the EU and the United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Court of Justice of the EU invalidated the Privacy Shield when it decided the case Maximilian Schrems vs. Facebook (Case C-311-18), known as Schrems II. However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR. which sits alongside the amended U.K. Data Protection Act 2018, which implements certain derogations in the EU GDPR into UK law. Under the U.K. GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the U.K. GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom. The U.K. Parliament is currently considering the Data Protection and Digital Information Bill to harmonize the 2018 Data Protection Act, U.K. GDPR, and the Privacy and Electronic Communications Regulations under one legislative framework.

In China, rules relating to personal data protection and data security are part of a complex framework and are found across various laws and regulations. The three main pillars of the personal data protection framework in China are the Personal Information Protection Law (PIPL), the Cybersecurity Law (CSL) and the Data Security Law (DSL). The CSL, which became effective on June 1, 2017, and the Cybersecurity Review Measures promulgated by the Cyberspace Administration of China (CAC), provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in mainland China must be stored in mainland China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to national security review by the CAC together with competent departments of the State Council. The DSL came into force on September 1, 2021, and requires that data (not limited to personal data) shall not be collected by theft or other illegal means, and it also provides for a data classification and hierarchical protection system, which protects data according to its importance in economic and social development and the potential damage to national security, public interests, or the legitimate rights and interests of individuals and organizations if the data is falsified, damaged, disclosed, illegally obtained or illegally used. Most significantly, the PIPL came into effect on November 1, 2021. The PIPL is the first comprehensive, national–level personal data protection law in China. The PIPL mirrors certain provisions found under the GDPR such as the purpose limitation principle, the concept of a data protection officer, data subject rights, the requirement to conduct data protection impact assessments, and restrictions on data exports. With respect to data exports, China has adopted its own standard contractual clauses which qualifying businesses can use to legitimize their data exports.

Other countries, such as Brazil and Japan, have enacted or amended omnibus laws, and others, such as Russia, have also passed laws that require personal data relating to their citizens to be maintained in the country under certain circumstances and impose additional data transfer restrictions. In addition, India enacted new privacy legislation, the Digital Personal Data Protection Act, 2023, which applies to the processing of personally identifiable digital data about an individual whether the data is processed in India or outside of the country in connection with the offering of goods or services to data subjects who are residents of India. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of personal data (including sensitive or confidential patient or consumer information), whether by us or a third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; extensive audits and inspections; bans on all or some processing of personal data carried out by noncompliant actors; and injunctive relief.

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

Geographic Area Information

During the last two years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States was $62.2 million, or 59% of our total revenue, in 2023, compared to $56.9 million, or 58% of our total revenue, in 2022. The majority of our long-lived assets are located within the United States, Singapore and Canada. Refer to Note 3 to our consolidated financial statements for additional information regarding geographic areas.

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

We are a values-driven organization. We believe strong shared values are essential for Standard BioTools to evolve and grow and to be successful for the long-term. Our values form our relationships with customers, suppliers, investors and each other. They help us to model respect and inclusiveness in our words and actions. Our core values conceived and developed by our employees are:

•
Customer commitment
•
Integrity
•
Respect
•
Continuous improvement

A Diverse Global Workforce

As of December 31, 2023, Standard BioTools had a total of 539 employees worldwide of which 534 were full-time employees and 130 were located in the United States. Additionally, 47% of our employees worldwide were female and 35% of our employees in the United States were female as of December 31, 2023. None of our employees are represented by a labor union nor are they subject to a collective bargaining agreement. Subsequent to the Merger with SomaLogic, which was completed on January 5, 2023, we had approximately 928 employees worldwide, with 510 employed in the United States and 418 employed at other non-U.S. locations.

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 21, 2024:

Name	Position
Executive Officers
Michael Egholm, Ph.D.	President, Chief Executive Officer, and Director
Jeffrey Black	Chief Financial Officer
Hanjoon Alex Kim	Chief Operating Officer
Non-Employee Directors
Tom Carey	Chairperson of the Board of Directors
Fenel M. Eloi	Managing Partner of P&M Capital Partners, LLC
Eli Casdin	Founder and Chief Investment Officer of Casdin Capital, LLC and its affiliates
Troy Cox	Director and Chairperson of the Board of Directors of SOPHiA GENETICS SA, Director and Vice Chairperson of the Board of Directors of LetsGetChecked Inc., and Director at Zymeworks Inc.
Kathy Hibbs	Chief Administrative Officer of 23andMe
Frank Witney, Ph.D.	Operating Partner at Ampersand Capital Partners

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

Professional Development

In addition to providing attractive and competitive total rewards packages, Standard BioTools believes in fostering individual and organizational effectiveness by offering our team members a variety of professional development programs. These programs are designed to:

•
inform, educate, and inspire our people to reach their professional goals;
•
provide professional growth opportunities in different, easily accessible ways to accommodate diverse learning styles, including via classroom/live instructor-led trainings, online/e-learning modules, webinar/virtual trainings, blended learning, and professional coaching;
•
provide individuals and the organization with the knowledge and skills to respond effectively to customer needs as well as current and future business demands; and
•
provide ongoing support to the organization’s development efforts.

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

Corporate and Available Information

We were incorporated in California in May 1999 as Mycometrix Corporation, changed our name to Fluidigm Corporation in April 2001, and reincorporated in Delaware in July 2007. On April 1, 2022, the Company changed its name from Fluidigm Corporation to Standard BioTools Inc. Our principal executive offices are located at Two Tower Place, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.standardbio.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations page of our website located at http://investors.standardbio.com. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The contents of our website are not a part of, and are not incorporated by reference into, this Annual Report or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition, or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, global sociopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations, or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.

Summary of Risk Factors

Risks Related to our Business, Industry, and Strategy

•
Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year, and may not be consistent with expectations.
•
If we engage in future acquisitions or strategic collaborations, our capital requirements may increase, our stockholders may be diluted, we may incur debt or assume contingent liabilities, and we may be subject to other risks.
•
We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.
•
We are subject to risks associated with natural disasters and global events.
•
Market opportunities may not develop as we expect.
•
The life science markets are highly competitive and subject to rapid technological change.
•
If our research and product development efforts do not result in commercially viable products within anticipated timelines, if at all, our business and results of operations will be adversely affected.
•
Our future success is dependent upon our ability to expand our customer base and introduce new applications.
•
If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
•
If we fail to achieve the expected financial and operational benefits of our recently announced restructuring plan and other strategic initiatives, our business and financial results may be harmed.
•
The planned implementation of a new company-wide enterprise resource planning (ERP) system could adversely affect our business.
•
Our business growth strategy involves the potential for significant acquisitions, and our operating results and prospects could be harmed if we are unable to integrate future acquisitions successfully.

Risks Related to Operations and Reliance on Third Parties

•
We may experience development or manufacturing problems or delays.
•
Our business depends on research and development spending levels of our customers.
•
Disruption of our manufacturing facilities or other operations, or in the operations of our customers or business partners, could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers.
•
We rely on single and sole source suppliers for some of the components and materials used in our products.
•
We may not be able to convert our orders in backlog into revenue.
•
Any disruption or delay in the shipping or off-loading of our products may have an adverse effect on our financial condition and results of operations.
•
Our business operations depend upon the continuing efforts of our management team and other skilled and experienced personnel.
•
Our distribution capabilities and direct sales, field support, and marketing forces must be sufficient to meet our customers’ needs.
•
To use our analytical systems, customers typically need to purchase specialized reagents.
•
Security incidents, loss of data, cyberattacks, and other IT failures could adversely affect our business.

Risks Related to Quality and the Regulatory Environment

•
Our products could have defects or errors.
•
To the extent we elect to label and promote any of our products as medical devices, we would be required to obtain prior approval or clearance by the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authority.
•
Compliance or the failure to comply with current and future regulations affecting our products and business operations worldwide could cause us significant expense and adversely impact our business.

Risks Related to Economic Conditions and Operating a Global Business

•
We generate a substantial portion of our revenue internationally and our international business exposes us to additional business, regulatory, political, operational, financial, and economic risks.
•
Adverse conditions in the global economy may significantly harm our revenue, profitability, and results of operations.
•
We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

Financial, Tax, and Accounting Risks

•
Our future capital needs are uncertain and we may need to raise additional funds in the future.
•
Any failure to maintain effective internal control over financial reporting could adversely affect our business.
•
We may not realize the value of our goodwill or other intangible assets.
•
If we fail to comply with the covenants and other obligations under our debt facilities, the lenders may be able to accelerate amounts owed under the facilities and, in the case of our Credit Facility (as defined below), may foreclose upon the assets securing our obligations.
•
We are subject to risks related to taxation in multiple jurisdictions.
•
We have a significant amount of outstanding indebtedness.

Risks Related to Intellectual Property

•
Our ability to protect our intellectual property and proprietary technology is uncertain.
•
We may be involved in lawsuits to protect or enforce our patents and proprietary rights.
•
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets.
•
We depend on certain technologies that are licensed to us.
•
We are subject to certain manufacturing restrictions related to licensed technologies that were developed with the financial assistance of U.S. governmental grants.
•
We are subject to certain obligations and restrictions relating to technologies developed in cooperation with Canadian government agencies.

Risks Related to the Recently Completed Merger

•
We have been exposed to litigation related to the Merger and may in the future be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.
•
Combining the two companies may be more difficult, costly or time consuming than expected, and Standard BioTools may not realize all of the anticipated benefits of the Merger.

Risks Related to our Capital Structure

•
The holders of our Series B Preferred Stock (as defined below) own a significant portion of our total outstanding voting securities and may prevent other stockholders from influencing material corporate decisions.
•
The market value of our common stock could decline if the holders of our Series B Preferred Stock sell their shares.
•
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. We may be unable to achieve revenue growth in future periods similar to some past years. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

•
fluctuations in demand for our products;
•
changes in customer budget cycles, capital spending, and the availability of VAT and import tax exemptions;
•
seasonal variations in customer operations;
•
tendencies among some customers to defer purchase decisions to the end of the quarter;
•
the large unit value of our systems, particularly our proteomics systems;
•
changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•
our ability to design, manufacture, market, sell, and deliver products to our customers in a timely and cost-effective manner;
•
our ability to timely obtain adequate quantities of the materials or components used in our products, which in certain cases are purchased through sole and single source suppliers;
•
staffing shortages, lack of skilled labor, increased turnover, and competitive job markets;
•
fluctuations or reductions in revenue from sales of legacy instruments that may have contributed significant revenue in prior periods;
•
quality control or yield problems in our manufacturing operations;
•
new product introductions and enhancements by us and our competitors;
•
unanticipated increases in costs or expenses;
•
our complex, variable and, at times, lengthy sales cycle;
•
trade restrictions and government protectionism;
•
global economic conditions; and
•
fluctuations in foreign currency exchange rates.

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

We may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic collaborations may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;
•
the issuance of our equity securities;
•
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status, and their existing products or product candidates and marketing approvals; and
•
our inability to generate revenue from acquired technology or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

If we undertake acquisitions or pursue strategic mergers, such as the Merger with SomaLogic, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. In addition, the Merger was financed by the issuance of shares of our common stock to stockholders of SomaLogic. SomaLogic stockholders may decide not to hold the shares of our common stock they received in the Merger. Other SomaLogic stockholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell the shares of our common stock they received in the Merger. Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have incurred significant losses in each fiscal year since our inception, including net losses of $74.7 million and $190.1 million during the years 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1.0 billion. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative (SG&A) expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations and may have to seek additional financing.

While we plan to reduce our operating expenses as part of ongoing restructuring initiatives, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, and there is no guarantee that our post-restructuring focus will be sufficient for us to achieve success. Consequently, we may incur operating losses for the foreseeable future and may never achieve profitability.

We are subject to risks associated with natural disasters and global events.

Our activities, including manufacturing, R&D and administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics, such as the COVID-19 pandemic. Climate change may cause certain of these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations, including manufacturing and R&D, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue. Further, geopolitical events like the war in Ukraine and conflict in the Middle East may also impact our operations by affecting our supply chain or impacting our operations located in the region of instability.

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

If we fail to achieve the expected financial and operational benefits of our previously announced or future restructuring plans and other strategic initiatives, our business and financial results may be harmed.

From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. The purpose of the restructuring plans is to improve operational efficiency, reduce operating costs and better align our workforce with the current needs of our business. There is no guarantee that the restructuring plan will achieve its intended benefits and cost savings or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which could require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, changes in our commercial and strategic focus and allocation of resources contemplated by the restructuring plan, including reductions in our levels of investment in microfluidics research and development and marketing, as well as implementation of our other strategic initiatives, may be unsuccessful or result in unanticipated risks or other unintended consequences for our business, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks associated with implementing a company-wide enterprise resource planning (ERP) system could adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We are preparing to implement a new company-wide ERP system in 2024 to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, our business, results of operations, and internal controls over financial reporting could be adversely affected.

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
•
our inability to generate revenue from acquired technology or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs;
•
the possibility that we may not realize the value of acquired assets recorded as goodwill or intangible assets, and would be required to incur material charges relating to the impairment of those assets; and
•
our inability to maintain internal standards, controls, procedures, and policies.

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

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our testing products in foreign markets. We may not be permitted to market or promote any of our products before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our testing products. To obtain separate regulatory approval in many other countries, we and our collaborators and service providers must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our products. If we obtain regulatory approval of our products and ultimately commercialize them in foreign markets, we would be subject to additional risks and uncertainties, including any or all of the following:

•
different regulatory requirements for approval of laboratory instruments and IVDs in foreign countries;
•
reduced protection for intellectual property rights;
•
the existence of additional third-party patent rights of potential relevance to our business;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;
•
foreign reimbursement, pricing and insurance regimes;
•
workforce uncertainty in countries where labor unrest is common;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the current conflict in Ukraine and the Middle East, or natural disasters which may be exacerbated due to climate change, including earthquakes, typhoons, floods and fires.

RISKS RELATED TO THE RECENTLY COMPLETED MERGER AND THE COMBINED COMPANY’S BUSINESS FOLLOWING THE MERGER

The market price for our common stock following completion of the Merger may be affected by factors different from those that historically have affected shares of our common stock.

SomaLogic’s business differs in important respects from that of Standard BioTools and the combined company’s business now differs from that of Standard BioTools and SomaLogic prior to the completion of the Merger, including but not limited to, a primarily service-based revenue model and more concentrated customer base associated with the SomaLogic business. Accordingly, the results of operations of the combined company and the market price of Standard BioTools Common Stock after the completion of the Merger may be affected by factors different from those which affected the independent results of operations of each of Standard BioTools and SomaLogic prior to the completion of the Merger.

Combining the two companies may be more difficult, costly or time consuming than expected, and Standard BioTools may not realize all of the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to integrate the businesses of SomaLogic and Standard BioTools in a timely fashion. Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and synergies that it expects. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, failure to successfully integrate the businesses in the expected timeframe may adversely affect the combined company’s business, financial condition, results of operations or cash flows.

In addition, the combined operation of two businesses may be a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•
the diversion of management attention to integration matters;

•
difficulties in integrating functions, personnel and systems;

•
difficulties in assimilating employees and in attracting and retaining key personnel;

•
difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•
challenges of managing a larger combined company following the Merger, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures;

•
declines in Standard BioTools’ results of operations, financial condition or cash flows;

•
a decline in the market price of Standard BioTools Common Stock;

•
contingent liabilities that are larger than expected;

•
potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger;

•
tax effects of the Merger, including the ability to realize the benefits of any deferred tax assets or liabilities;

•
disruption of existing relationships with business partners, and other constituencies; and

•
the disruption of, or the loss of momentum in, ongoing research and development activities.

Many of these factors are outside the control of SomaLogic and Standard BioTools, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition, results of operations and cash flows of the combined company. These factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the Merger and negatively impact the price of our common stock. As a result, it cannot be assured that the combined company will realize the full benefits anticipated from the Merger within the anticipated time frames, or at all.

In addition, following the Merger, Standard BioTools became responsible for SomaLogic’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These obligations will result in additional cost and investment by Standard BioTools and, if Standard BioTools has underestimated the amount of these costs and investments or if Standard BioTools fails to satisfy any such obligations, Standard BioTools may not realize the anticipated benefits of the Merger. Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which Standard BioTools was previously unaware. Any such liabilities or problems could have an adverse effect on the combined company’s business, financial condition, results of operations or cash flows.

Even if the businesses are successfully integrated, there can be no assurance that the Merger will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames or at all. Difficulties in integrating the businesses could harm the reputation of the combined company. In addition, by engaging in the Merger, Standard BioTools may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its complex operations following the completion of the merger.

Following the completion of the Merger, the size of the combined company’s business became significantly larger than the previous size of either Standard BioTools’ or SomaLogic’s business. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of the Standard BioTools and SomaLogic businesses, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful in integrating the businesses or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

SomaLogic and Standard BioTools has and will continue to incur substantial direct and indirect costs as a result of the Merger and the combined company will continue to incur substantial direct and indirect costs in connection with combining the business of SomaLogic and Standard BioTools following the Merger.

SomaLogic and Standard BioTools has and will continue to incur substantial expenses in connection with and as a result of consummating the Merger. Standard BioTools also expects to incur substantial expenses as a combined company in connection with coordinating and, in certain cases, combining the businesses, operations, policies and procedures of SomaLogic and Standard BioTools. While SomaLogic and Standard BioTools have assumed that a certain level of transaction expenses will be incurred, factors beyond SomaLogic’s and Standard BioTools’ control could affect the total amount or the timing of these expenses. Although many of the expenses that will be incurred, by their nature, are difficult to estimate accurately, the current estimate of the aggregate transaction-related expenses that will be incurred by SomaLogic and Standard BioTools is approximately $34.8 million, which is subject to change. These expenses may exceed the costs historically borne by SomaLogic and Standard BioTools. These expenses could adversely affect the financial condition, results of operations and cash flows of the combined company going forward.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company following completion of the Merger.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. The combined company’s success after the completion of the Merger will depend in part upon the ability of the combined company to retain certain key management personnel and employees of Standard BioTools and SomaLogic. As a result of the Merger, current and prospective employees may experience uncertainty about their roles following the completion of the transactions, which may have an adverse effect on our ability to attract or retain key management and other key personnel. In addition, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees to the same extent that Standard BioTools and SomaLogic have previously been able to attract or retain their own employees.

We have been exposed to litigation related to the Merger and may in the future be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We have been exposed to litigation related to the Merger and may in the future be exposed to increased litigation from stockholders, customers, suppliers and other third parties due to the combination of Standard BioTools’ business and SomaLogic’s business following the Merger. On November 28, 2023, a purported stockholder filed a complaint against us and the members of our Board in the United States District Court for the Northern District of California. The complaint has since been voluntarily dismissed. On December 12, 2023 two separate shareholder complaints were filed in the District of Delaware, The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. We are reviewing the complaints and have not yet formally responded to them. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed transaction, which was denied by the Court on January 4, 2024. The non-injunctive claims, including breach of fiduciary duty, are still being litigated. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Between October 24, 2023 and January 3, 2024, SomaLogic received 16 letters from purported shareholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement.

Additional lawsuits against us and certain of our officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional filings.

Such litigation may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

SomaLogic previously identified material weaknesses over financial reporting and information systems for the year ended December 31, 2022 that had not been tested for remediation as of the closing of the Merger. If SomaLogic’s remediation measures are ineffective, or if we fail to successfully integrate the operations of SomaLogic into our internal controls over financial reporting, we may not be able to report our financial condition or results of operations accurately or on a timely basis, which could adversely affect our business and our stock price.

The requirement to evaluate and report on our internal control also applies to companies that we acquire. SomaLogic, our recently acquired wholly-owned subsidiary, previously identified material weaknesses surrounding its attestation of internal controls as of December 31, 2022. In 2023, SomaLogic commenced remediation actions which included the hiring of additional resources with significant accounting and financial reporting experience, devoting resources to improving its system of processes and internal controls and enhancing the design of its information technology general controls. If SomaLogic’s actions are not effective in correcting the material weaknesses and if we fail to successfully integrate the operations of SomaLogic into our internal controls over financial reporting, investors could lose confidence in the combined entity’s financial reporting, and our stock price could decline.

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
•
macroeconomic conditions and the political climate;
•
governmental protectionism, the escalation of tariffs and other trade barriers;
•
availability of tax permits and incentives, including VAT and import tax exemptions;
•
changes in the regulatory environment affecting life science and plant and animal research companies engaged in research and commercial activities;
•
changes in our customers’ research priorities;
•
differences in budget cycles across various geographies and industries;
•
personnel shortages among our customers;
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
•
The electron multiplier detector included in the Hyperion/Hyperion+/CyTOF/CyTOF XT systems and certain metal isotopes used with the Hyperion/Hyperion+/CyTOF/CyTOF XT systems are purchased from sole source suppliers.
•
The raw materials for our Delta Gene and SNP Type assays and Access Array target-specific primers are available from a limited number of sources.
•
The microarray readout systems used to complete SomaScan assays, and which are included in assay kits sold to customers, are provided by a sole source supplier.
•
The supply of streptavidin beads used to complete the SomaScan assay is provided by a sole source supplier.
•
The Tecan Fluent 780, an automated liquid handling instrument required to perform the SomaScan assay, is sourced from a sole supplier. The Tecan Fluent 780 is purchased by SomaLogic and SomaLogic certified sites.

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

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control, including, for example, the impacts from the COVID-19 pandemic and our suppliers not being able to provide us with products or components. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

Any disruption or delay in the shipping or off-loading of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, complications related to public health crises (including the COVID-19 pandemic), inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

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

Security incidents, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results.

We are dependent upon our data and information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data, personal data, and trade secret information relating to our business and third-party businesses. Our information technology systems may be damaged, disrupted or shut down due to cybersecurity attacks, which are often carried out by experienced programmers or hackers, which may be able to penetrate our security. Cyberattacks include deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyberattacks may also be due to employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and our system redundancy and other disaster recovery planning may be ineffective or inadequate in preventing or responding to any of these circumstances. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems are evolving rapidly with data breaches and other cybersecurity events becoming commonplace. Furthermore, there may be a heightened risk of potential cyberattacks by state actors or others since the escalation of the war in Ukraine. Any such compromise of our information technology systems could result in the unauthorized access to, or acquisition or publication of our confidential business or proprietary information, customer, supplier or employee data, or other personal data or trade secrets information, any of which could expose us to a risk of legal claims or proceedings, liability under privacy or other laws, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues, and competitive position. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks, and other related cybersecurity incidents. The cost and operational consequences of implementing further data protection measures, either as a response to specific cybersecurity incidents or as a result of evolving risks, could be material. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results.

We have implemented security controls to protect our information technology infrastructure but, due to the ever-evolving nature of cybersecurity threats, however, there can be no assurance that cybersecurity incidents that impact our systems will not occur, which could adversely affect our business and operations, and could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. For example, in early 2019, we experienced a ransomware attack that infiltrated and encrypted certain of our information technology systems, including systems containing critical business data. Immediately following the attack, actions were taken to recover the compromised systems and we were able to restore their operation without significant loss of business data within weeks. Based on the nature of the attack and its impact on our systems, we believe no confidential data was lost or disclosed. If, however, confidential or personal data were determined to have been accessed, acquired, or released in the course of any future event, it is possible that we could be the subject of actions by governmental authorities or claims from persons alleging they suffered damages from such access, acquisition, or release. We believe our mitigation measures and expanded information security program have reduced, but cannot eliminate, the risk of a similar attack, and we anticipate additional work and expense in the future as we continuously improve our security processes and initiatives in response to ever-changing information security challenges.

In addition to risks affecting our own systems, we could also be negatively impacted by a data breach or security incident impacting a third party’s network and affecting us, such as our third-party vendors and service providers. Third parties with which we conduct business have access to certain portions of our personal and sensitive data, including information pertaining to our customers and employees. In the event that these third parties do not adequately safeguard our data, cybersecurity incidents could result and negatively impact our business, operations, and financial results.

Since the beginning of the COVID-19 pandemic, a significant percentage of our employees has been working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented security controls, updated our policies, and augmented our information security training program to reduce the risk of cyberattacks and cybersecurity incidents, there is no guarantee that these measures will be adequate to safeguard all systems with the increased number of employees working remotely.

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

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as healthcare fraud and abuse, data privacy and medical product laws and regulations. The healthcare industry is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. In addition, federal and state enforcement agencies have substantial powers and remedies to pursue suspected violations under broad laws and regulations relating to healthcare fraud and abuse, interactions and financial arrangements with healthcare professionals or entities, data privacy and misconduct involving government programs or contracts. If we, our employees, collaborators or contractors fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of various licenses and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business. The relevant laws and regulations include, among others:

•
CLIA’s and CAP’s regulation of our laboratory activities;
•
FDA laws and regulations, including but not limited to requirements for offering LDTs;
•
HIPAA and HITECH, which establish comprehensive federal standards with respect to the privacy and security of PHI, and requirements for the use of certain standardized electronic transactions with respect to transmission of such information, as well as similar laws protecting other types of personal information;
•
state laws governing the maintenance of personally identifiable information of state residents, including medical information, and which impose varying breach notification requirements, some of which allow private rights of action by individuals for violations and also impose penalties for such violations;
•
the federal Anti-Kickback Statute, which generally prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce a person to refer to an individual any good, facility, item or service that is reimbursable under a federal healthcare program;
•
the federal False Claims Act, which imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•
the federal Civil Monetary Penalties Law, which generally prohibits, among other things, the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or Medicaid;
•
EKRA, which imposes criminal penalties for knowing and willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) covered by healthcare benefit programs (including commercial insurers) unless a specific exception applies;

•
other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, fee-splitting restrictions, insurance fraud laws, anti-markup laws, prohibitions on the provision of tests at no or discounted cost to induce physician or patient adoption and false claims acts, some of which may extend to services reimbursable by any third-party payor, including private payors;
•
state laws that prohibit other specified healthcare practices, such as billing physicians for tests that they order, waiving coinsurance, copayments, deductibles and other amounts owed by patients, business corporations practicing medicine or employing or engaging physicians to practice medicine and billing a state Medicaid program at a price that is higher than what is charged to one or more other payors;
•
the FCPA, and applicable foreign anti-bribery laws;
•
federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste and workplace safety for healthcare employees;
•
laws and regulations relating to health and safety, labor and employment, public reporting, taxation and other areas applicable to businesses generally, all of which are subject to change; and
•
similar foreign laws and regulations that apply to us in the countries in which we operate or may operate in the future.

Any future growth of our business, including, in particular, continued reliance on consultants, commercial partners and other third parties, may increase the potential for violating these laws. In some cases, our risk of violating these or other laws and regulations is further increased because of the lack of their complete interpretation by applicable regulatory authorities or courts, and their provisions are thus open to a variety of interpretations.

Given the complexity of these existing and changing rules and regulations, it is not always possible to identify and deter misconduct by employees, distributors, consultants and commercial partners and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with applicable laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and harm our reputation. If our operations, including the conduct of our employees, consultants and commercial partners, are found to be in violation of any of these laws and regulations, we may be subject to applicable penalties associated with the violation, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us and curtailment or cessation of our operations. Any of these consequences could seriously harm our business and our financial results.

It is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge, regardless of the outcome, could have a material adverse effect on our business, business relationships, reputation, financial condition and results of operations. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with these laws may prove costly. If we or our operations, or any of the rheumatologists or entities with whom we do business are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in U.S. federal or state healthcare programs, such as Medicare and Medicaid, and similar programs outside the United States, a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA because we are accredited to perform testing by CAP. To renew this certificate, we are subject to survey and inspection every two years. Moreover, inspectors from CMS or CAP may make random inspections of our clinical reference laboratory.

Although we are required to hold a certificate of accreditation or compliance under CLIA that allows us to perform high complexity testing, we are not required to hold a certificate of accreditation through CAP. We could alternatively maintain a certificate of accreditation from another accrediting organization or a certificate of compliance through inspection by surveyors acting on behalf of the CLIA program. If our accreditation under CAP were to terminate, either voluntarily or involuntarily, we would need to convert our certification under CLIA to a certificate of compliance (or to a certificate of accreditation with another accreditation organization) in order to maintain our ability to perform clinical testing and to continue commercial operations. Whether we would be able to successfully maintain operations through either of these alternatives would depend upon the facts and circumstances surrounding termination of our CAP accreditation, such as whether any deficiencies were identified by CAP as the basis for termination and, if so, whether these were addressed to the satisfaction of the surveyors for the CLIA program (or another accrediting organization).

The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

Moreover, several states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future.

If we were to lose our CLIA accreditation, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our testing products, which would limit our revenue and harm our business. If we were to lose our license in states where we are required to hold licenses, we would not be able to test specimens from those states, which would limit our revenue.

The FDA may disagree with our assessment that our SomaSignalTM test products and any other clinical diagnostic tests we may develop are LDTs and determine that such test products are medical devices subject to the FDCA and FDA regulations.

The FDA regulates any diagnostic test that meets the definition of a medical device, except under specific, narrow circumstances. The FDCA defines a medical device as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is , among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an IVD as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.” Therefore, the FDA generally considers diagnostic testing products to be IVDs subject to the agency’s regulatory requirements for IVDs. However, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are IVDs that are designed, manufactured, and used within a single high-complexity CLIA-certified laboratory. We believe that our SomaSignalTM test products intended for clinical diagnostic use are LDTs.

If the FDA were to disagree with our conclusion that our SomaSignalTM test products for clinical diagnostic use fall within the scope of the agency’s LDT definition and determines that such tests are thus subject to FDA’s medical device authorities and implementing regulations, we would become subject to extensive regulatory requirements and may be required to stop selling our existing tests or refrain from launching any other tests we may develop. In particular, the FDA may require us to obtain PMAs or another type of device marketing authorization in order for us to commercialize our SomaSignalTM tests for clinical diagnostic use. The premarket review process for diagnostic testing products can be lengthy, expensive, time-consuming, and unpredictable. As part of the process to prepare regulatory submissions for FDA review, we may be required to conduct formal clinical trials before applying for commercial marketing authorization. Performing additional, new nonclinical studies or clinical trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize our SomaSignalTM tests intended for clinical diagnostic use, all of which would adversely impact our business.

While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA with respect to LDTs, we cannot assure you that the FDA will agree with our determination. Any finding by the FDA or another regulatory authority that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations and financial condition.

The FDA may finalize its rulemaking to regulate LDTs or Congress may take action to reform the current legal requirements applicable to LDTs. In either case we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests intended for clinical diagnostic use or launching any other diagnostic tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.

We currently market our SomaLogicTMtests intended for clinical diagnostic use as LDTs and may in the future market other diagnostic tests as LDTs. Although historically, the FDA has applied a policy of enforcement discretion with respect to LDTs whereby the FDA does not generally actively enforce its regulatory requirements for such tests, in October 2023, the FDA issued a proposed rule to regulate LDTs under the current medical device framework. The agency’s proposal also includes a plan to phase out its current enforcement discretion policy over several years. This FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other in vitro diagnostic tests, as discussed further below. The likelihood of the FDA finalizing the proposed rule following a public comment period, as well as potential litigation challenging its authority to take such action, is uncertain at this time as stakeholders continue to press for a comprehensive legislative solution instead of administrative agency action.

If there are changes in FDA regulations or legislative authorities such that the agency begins to exercise oversight over LDTs, or if the FDA disagrees that our marketed tests are within the scope of its criteria used for defining LDTs, we may become subject to extensive regulatory requirements and may be required to stop selling our existing diagnostic tests or launching any other similar tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our SomaSignalTM tests for clinical diagnostic use to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make do not include the claims necessary or desirable for successful commercialization, orders from healthcare providers or reimbursement for our diagnostic tests may decline.

In addition, as noted above, Congress had been working on legislation to create an LDT and IVD, regulatory framework that would be separate and distinct from the existing medical device regulatory framework. Reform legislation called the VALID Act garnered bipartisan and bicameral support in recent years but failed to move out of committee during the last congressional session. As drafted and re-introduced for consideration by the current Congress, the VALID Act would codify the term IVCT to create a new medical product category separate from medical devices to include products currently regulated as IVDs as well as LDTs, among other provisions. The VALID Act would also create a new system for laboratories to use to submit their tests electronically to the FDA for approval, which is aimed at reducing the amount of time it would take for the agency to approve such tests, and establish a new program to expedite the development of diagnostic tests that can be used to address a current unmet need for patients. The FDA’s October 2023 publication of an LDT proposed rule that would apply the existing medical device framework to laboratory-developed products has renewed stakeholder calls for a more targeted approach to modernizing the federal government’s oversight of clinical diagnostic tests. It remains possible that congressional action in this area could displace the need for the FDA to complete its recently proposed rulemaking.

If Congress were to pass the VALID Act or any other legislation applicable to the FDA’s regulation of LDTs, or if the FDA were to successfully promulgate new regulations for such products through the recently initiated notice-and-comment rulemaking or a future rulemaking proceeding, we will likely be subject to increased regulatory burdens such as registration and listing requirements, adverse event reporting requirements and quality control requirements. Any legislation or formal FDA regulatory framework affecting LDTs is also likely to have premarket application requirements prohibiting commercialization without FDA authorization and controls regarding modification to the tests that may require further FDA submissions. The premarket review process can be lengthy, expensive, time-consuming and unpredictable. Further, obtaining premarket clearance may involve, among other things, successfully completing clinical trials, which require significant time and cash resources and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results. If we are required to obtain premarket clearance or approval and/or conduct premarket clinical trials, our development costs could significantly increase, marketing of any new diagnostic tests we may develop may be delayed, and sales of our existing diagnostic tests could be interrupted or stopped. Any of these outcomes could reduce our revenue or increase our costs and materially adversely affect our business, prospects, results of operations or financial condition.

The outcome and ultimate impact on our business of any changes to the federal government’s regulation of LDTs is difficult to predict. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions, including warning letters, fines, penalties, suspension of operations, product recalls or seizures, denial of applications for clearance or approval, injunctions and other civil or criminal sanctions, which could have a material and adverse effect upon our business, operating results and financial condition.

Furthermore, should it be required in the future, we cannot be sure that our SomaSignalTM tests intended for clinical diagnostic use, or any new diagnostic tests that we may develop, will be reviewed and authorized for marketing by the FDA in a timely or cost-effective manner, if authorized at all. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition.

We are currently limited to RUO with respect to many of the materials and components used in our consumable products including our assays.

We sell our instruments and consumable products, and certain of our assays, with a restrictions that they be used for RUO applications. The sale of our RUO products for any clinical or diagnostic purposes may require that we obtain regulatory clearance or approval to market the products for such purposes and also that we acquire certain materials and components used in the products from suppliers without an RUO restriction. There can be no assurance that we will be able to acquire these materials and components for use in diagnostic products on acceptable terms, if at all. If we are unable to do so, we would not be able to expand our instrument, consumable and assay product offerings beyond RUO, and our business and prospects would suffer.

The RUO/IUO Labeling Guidance, emphasizes that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. It further states that merely including a labeling statement that a product is intended for RUO will not necessarily render the device exempt from the FDA’s 510(k) clearance, PMA, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends for its product to be offered for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. If the FDA were to determine that our RUO products were intended for use in clinical investigation, diagnosis or treatment decisions, or that express or implied clinical or diagnostic claims were made for our RUO products, those products could be considered misbranded or adulterated under the FDCA. If the FDA determines that our RUO products are being marketed for clinical diagnostic use without the required PMA or 510(k) clearance, we may be required to cease marketing our products as planned, recall the products from customers, revise our marketing plans, and/or suspend or delay the commercialization of our products until we obtain the required authorization. We also may be subject to a range of enforcement actions by the FDA, including warning or untitled letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity. For instance, some of our customers may, on their own initiative, use our RUO-labeled products in the development of their own LDTs or in other FDA-regulated products for clinical diagnostic use and may request our assistance in developing such uses or validating the instrument, consumable or assay for diagnostic use. If we provide such services or advice, FDA could determine that we intend such instruments, consumables, or assays for clinical or diagnostic uses in contradiction of the RUO labeling and require us to recall the products, prepare and submit applications for marketing authorization for the clinical or diagnostic uses or initiate enforcement actions against us. Any of these developments may adversely affect our business and financial condition.

If the FDA determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s), and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.

Our RUO products are focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as RUO, and are not intended for diagnostic use. While our marketing for our RUO products is focused on the life sciences research market, we may decide to expand our product line to encompass products that are intended to be used for the diagnosis of disease or other medical purposes. Laboratory instruments, consumables and assays intended for clinical or diagnostic purposes are subject to regulation by the FDA as medical devices, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain 510(k) clearance or premarket approval from the agency in order to sell our products in a manner consistent with applicable U.S. laws and regulations. Such regulatory authorization processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization for our products; and failure by us to obtain or comply with such authorizations could have an adverse effect on our business, financial condition or operating results. Even if we obtain approval of a PMA or 510(k) clearance, where required, such authorization may not be for the use or uses we believe are commercially attractive and/or are critical to the commercial success of our products. As a result, being subject to the FDA’s premarket review and/or post-market control requirements for our products could materially and adversely affect our business, financial condition and results of operations.

If we are required to obtain approval of a PMA or 510(k) clearance for our instruments, consumables or assay products, we or they would be subject to a substantial number of additional requirements applicable to medical devices, including establishment registration; device listing; Quality Systems Regulations which cover the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities); device labeling; advertising and promotion; recordkeeping; post-market surveillance; post-market studies; adverse event reporting; and device corrections, removals and recalls. One or more of our current or future products may also require clinical trials in order to generate the data required for approval of a PMA. Complying with these requirements may be time-consuming and expensive. We may be required to expend significant resources to ensure ongoing compliance with applicable regulations and implement satisfactory corrective or preventive actions in response to quality issues or enforcement action, which may have a material adverse effect on the ability to design, develop and commercialize products using our technology as planned. Failure to comply with these requirements may subject us to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorizations, as well as significant adverse publicity. If we or our collaborators fail to obtain, or experience significant delays in obtaining, regulatory approvals for our products, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

Failure to comply with applicable FDA requirements could subject us to misbranding or adulteration allegations under the Federal Food, Drug, and Cosmetic Act. We could be subject to a range of enforcement actions, including warning letters.

The FTC and/or state enforcement or regulatory agencies may object to the methods and materials we use to promote our products and services and initiate enforcement against us, which could adversely affect our business and financial condition.

The FTC and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our services and our currently marketed instruments, reagents, or assays, including diagnostic LDTs, or other products we may develop in the future, including with respect to the product claims in our promotional materials or advertising, and may initiate enforcement actions against us. Enforcement actions by the FTC may include, among others, injunctions, civil penalties and equitable monetary relief.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

Any failure or perceived failure by us to comply with federal or state laws or regulations, our internal policies and procedures or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions including significant penalties, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

Failure to comply with HIPAA, the HITECH Act, their implementing regulations and similar comparable state laws and regulations affecting the transmission, security and privacy of health information could result in significant penalties.

Numerous federal, state and foreign laws and regulations, including HIPAA and the HITECH Act, govern the collection, dissemination, disclosure, security, use and confidentiality of individually identifiable health information health-related and other personal information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of PHI within our company and with third-parties. The privacy, security and breach notification rules promulgated under HIPAA, as amended by the HITECH Act, Standards for Privacy of Individually Identifiable Health Information (Privacy Standards) and the Security Standards for the Protection of Electronic Protected Health Information (Security Standards) under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by Covered Entities and their Business Associates. HIPAA requires Covered Entities to develop and maintain policies and procedures with respect to individually identifiable health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect the privacy and security of such information. HIPAA also requires us to provide individuals with certain rights with respect to their PHI. Business Associates must have a written Business Associate contracts or other arrangements with a Covered Entity that establishes specifically what the Business Associate has been engaged to do and requires the Business Associate to comply with the requirements of HIPAA. Further, in the event of a breach of unsecured PHI we must notify each individual whose PHI is breached as well as federal regulators and in some cases, must publicize the breach in local or national media.

HIPAA also includes standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility, payment information and the use of electronic signatures, and privacy and electronic security of individually identifiable health information. Covered Entities, such as certain healthcare providers, are required to conform to such transaction set standards, known as the Standards for Electronic Transactions, pursuant to HIPAA. Submission of electronic healthcare claims and payment transactions that do not comply with the HIPAA electronic data transmission standards could result in delayed or denied payments.

In the conduct of our business, we process, maintain, and transmit sensitive data, including PHI. There can be no assurance that a breach of privacy or security will not occur. If there is a breach, we could be subject to various lawsuits, penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

Penalties for failure to comply with HIPAA requirements are substantial and could include corrective action plans and/or the imposition of civil or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may apply more broadly or be more stringent than HIPAA. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA went into effect in California amending the CCPA and may increase our compliance costs and potential liability, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and adds opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws (for example, the Colorado Privacy Act and other similar laws that recently went into effect in other states, such as Utah, Virginia, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas), any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. In July 2023, however, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards addressing the reasons behind the Court of Justice of the EU’s invalidation of the original Privacy Shield. The European Commission will continually review developments in the United States along with its adequacy decision. However, future actions of EU data protection authorities are difficult to predict.

Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR. which sits alongside the amended U.K. Data Protection Act 2018, which implements certain derogations in the EU GDPR into United Kingdom law. The U.K. GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom. The U.K. Parliament is currently considering the Data Protection and Digital Information Bill to harmonize the 2018 Data Protection Act, U.K. GDPR, and the Privacy and Electronic Communications Regulations under one legislative framework.

The regulatory framework governing the collection, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. Additionally, increasing concerns about health information privacy have recently prompted the federal government to issue guidance taking a newly expansive view of the scope of the laws and regulations that they enforce. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our privacy policies, changing expectations, evolving laws, rules and regulations, industry standards or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation and adversely affect our business and results of operations.

Our actual or perceived failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business.

We are subject to domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act (the “CCPA”), which went into effect in January of 2020. The CCPA established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, requiring covered businesses to provide new disclosures to California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally in 2020, California voters passed the CPRA which went into effect on January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Union’s General Data Protection Regulation (GDPR), became effective in 2018 and imposed a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities meeting the jurisdictional requirements that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements for controllers and/or processors, as applicable, that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime.

In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes).

The GDPR is applicable to part of our business and has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional procedures to comply. The GDPR is complex and regulatory guidance continues to evolve. Furthermore, national GDPR variations, including the fields of clinical study and other health-related information may raise our costs of compliance and result in greater legal risks.

We are also subject to evolving GDPR requirements on data export, because we transfer data to third countries outside of the EU that are not deemed “adequate.” The GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the newly-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. While the newly-adopted Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

RISKS RELATED TO ECONOMIC CONDITIONS AND OPERATING A GLOBAL BUSINESS

We generate a substantial portion of our revenue internationally and our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

During the years ended December 31, 2023 and 2022 approximately 59% of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation, comprehensive U.S. state privacy laws such as the California Consumer Privacy Act, and similar laws in Colorado, Connecticut, Utah, and Virginia, and other data privacy requirements, labor and employment regulations, anticompetition regulations, the U.K. Bribery Act of 2010 and other anticorruption laws, and the RoHS and WEEE directives and REACH regulation, which regulate the use and importation of certain hazardous substances in, and require the collection, reuse, and recycling of waste from, products we manufacture;

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
•
business interruptions and travel restrictions resulting from global sociopolitical events, including war and terrorism, public health crises (including the ongoing COVID-19 pandemic), and natural disasters including earthquakes, typhoons, floods and fires;
•
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•
difficulties and costs of staffing and managing foreign operations; and
•
difficulties protecting or procuring intellectual property rights.

During much of the COVID-19 pandemic, travel restrictions caused significant slowdowns in China, Japan, and other parts of the Asia-Pacific region. These slowdowns, in addition to shipment delays in China due to delays in obtaining VAT and import tax exemptions for our products, have caused our financial results to suffer. If these situations continue, or if other risks occur, we could be forced to dedicate significant resources to their resolution, and if we are unsuccessful in finding a solution, our financial condition and results will suffer.

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

We continue to experience losses and, if that trend continues, we may need to seek additional sources of financing. In addition, we may need to raise substantial additional capital for various purposes, including:

•
funding our operations;
•
debt repayments;
•
acquiring other businesses or assets and licensing technologies;
•
expanding the commercialization of our products; and
•
furthering our research and development.

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
•
the effectiveness of our efficiency, cost-savings and other strategic initiatives (including those contemplated by the restructuring plan that we announced in August 2022);
•
the impact of any natural disasters or public health crises (including the COVID-19 pandemic);
•
the effect of competing technological and market developments; and
•
the extent to which we acquire, license or otherwise invest in businesses, products, and technologies.

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

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. As of December 31, 2023, we had approximately $107.7 million of goodwill and net intangible assets, including approximately $106.3 million of goodwill and $1.4 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

In determining the fair value of our two operating segments, significant assumptions including forecasted cash flows (revenue growth rates), discount rates, earnings multiples and an implied control premium are utilized. As these assumptions are inherently judgmental and subject to uncertainty, future impairments that cannot be reasonably estimated, but could be material, may occur. We performed our annual goodwill assessment as of December 31, 2023 and concluded that we did not have a goodwill impairment as of December 31, 2023.

If we fail to comply with the covenants and other obligations under our Term Loan Facility, the lending bank may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of our convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity of our 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. The interest rate on the Term Loan Facility is the greater of 4.0% or a floating per annum rate equal to three quarters of one percentage point (0.75%) above the prime rate. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due on the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in twenty-four equal installments beginning on August 1, 2023. The Term Loan Facility is secured by substantially all of our assets, other than intellectual property. The Term Loan Facility contains customary affirmative and negative covenants which, unless waived by the bank, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, enter into affiliate transactions, undergo a change of control, or engage in merger and acquisition activity, including merging or consolidating with a third party. Additionally, we are required to maintain a minimum Adjusted Quick Ratio (as defined in the Term Loan Facility) of at least 1.25 to 1.00. If we fail to comply with the covenants and our other obligations under the Term Loan Facility, the lending bank would be able to accelerate the required repayment of amounts due under the Term Loan Facility and, if they are not repaid, could foreclose upon the assets securing our obligations under the Term Loan Facility.

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

We have significant outstanding convertible debt. As of December 31, 2023, we had outstanding $0.6 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2034 that were issued in February 2014 (2014 Notes) and $55.0 million aggregate principal amount of our 5.25% Convertible Senior Notes due 2024 that were issued in November 2019 (2019 Notes and, together with the 2014 Notes, the Convertible Notes). The 2014 Notes will mature on February 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2014 Notes. Pursuant to the terms of the indenture governing the 2014 Notes, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of such 2014 Notes plus accrued and unpaid interest thereon, on each of February 6, 2024 and February 6, 2029. On February 6, 2024, one holder of the 2014 Notes exercised their repurchase right, and we repurchased an immaterial amount of principal and accrued interest. The 2019 Notes will mature on December 1, 2024, unless earlier converted or repurchased in accordance with the terms of the 2019 Notes.

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

We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, our Canadian subsidiary (SB Canada) was party to an interim license agreement, now expired, under which the licensor granted SB Canada a worldwide, non-exclusive, RUO, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with the licensor, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.

In December 2021, SomaLogic entered into the Collaboration Agreement with Illumina, Inc. (Illumina) to develop co-branded, distributable NGS-based proteomic products. As part of the Collaboration Agreement, Illumina will develop and deploy NGS-based protein identification and measurement tools into laboratories worldwide, and facilitate the development and use of high-plex protein pattern recognition tests.

There can be no assurance that any current contractual arrangements between us and third parties, such as Illumina, for example, or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability.

In-licensed intellectual property rights that are fundamental to our business being operated present numerous risks and limitations. For example, all or a portion of the license rights granted may be limited for RUO, and in the event we attempt to expand into diagnostic applications, we would be required to negotiate additional rights, which may not be available to us on commercially reasonable terms, if at all.

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

These significant stockholders may be able to determine or significantly influence matters requiring stockholder approval. The interests of significant stockholders may not always coincide with our interests or the interests of other stockholders. The Certificates of Designations for the Series B Preferred Stock also provide that for so long as the Casdin Preferred Percentage or Viking Preferred Percentage, as applicable, is equal to or greater than 7.5%, the director designated by the holders of the Series B-1 Preferred Stock or the Series B-2 Preferred Stock, as applicable, will have certain consent rights over, among other things: (i) any increase in the number of directors on our board of directors beyond seven; (ii) the hiring, promotion, demotion, or termination of the Company’s Chief Executive Officer; (iii) entering into or modifying (including by waiver) any transaction, agreement or arrangement with any Related Person (as defined in the Certificates of Designations for the Series B Preferred Stock), subject to certain exceptions; (iv) any voluntary petition under any applicable federal or state bankruptcy or insolvency law effected by the Company; (v) any change in the principal business of the Company or entry by the Company into any material new line of business; and (vi) for a period of three years after the closing date of the Private Placement Issuance, (A) any acquisition (including by merger, consolidation or acquisition of stock or assets) of any assets, securities or property of any other person or (B) any sale, lease, license, transfer or other disposition of any assets of the Company or any of its subsidiaries, in each case, other than acquisitions or dispositions of inventory or equipment in the ordinary course of business consistent with past practice, for consideration in excess of $50.0 million in the aggregate in any six month period.

As a result, the holders of our Series B Preferred Stock have the ability to influence the outcome of certain matters affecting our governance and capitalization. Our obligations to the holders of our Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Standard BioTools regularly assesses risks from cybersecurity threats; monitors our information systems for potential vulnerabilities; and tests those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to protect against cyber security incidents, as well as to identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. As part of this program, we conduct periodic assessments of our assets to evaluate the effectiveness of applicable security controls. These assessments are informed by industry standard frameworks (NIST, ISO) and include a review of our information security controls, policies and procedures to assess cybersecurity maturity against industry standards. In accordance with our IT Risk Management Program, we actively identify and assess risks based on the probability and potential impact to key business systems and processes. All risks identified will be assessed to identify the range of possible outcomes and risks will be prioritized by their level of importance. Each risk will be assigned to a risk owner who will track, monitor, and report on the status with a risk response aligned to the probability and impact of occurrence. Risks that are considered high are incorporated into our corporate risk management program overseen by the Audit Committee and our Board of Directors.

All employees receive cybersecurity training upon hire with at least annual training thereafter with job-specific topic considerations. Our Information Security team, consisting of the VP of Information Technology, Sr. Manager of Network Security and IT Security Manger, among others, engage third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring for cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems through testing and threat intelligence awareness. The employees within our Information Security team and broader IT team who specialize in cybersecurity operations are responsible for coordinating and overseeing the activities of these third-party vendors.

Additionally, we require each third-party service provider with access to our internal systems, applications or data to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company. Our practice is to perform due diligence, including the completion of security questionnaires and risk assessments, as appropriate, on these third parties.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in our risk factor titled “Security incidents, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results,” in Part I, Item 1A. "Risk Factors." Refer to this risk factor for additional description of cybersecurity risks and potential related impacts on our Company.

As previously disclosed, in early 2019, we became aware of a ransomware attack that infiltrated and encrypted certain information technology systems, including systems containing critical business data. The financial impact of this incident was not material, and there were no changes to the previously released financial results or financial statements. As previously disclosed, immediately following the discovery, we commenced an investigation and were able to recover access to the compromised systems and restore their operation without significant loss of business data within weeks of the incident. Following the incident, we implemented additional protective measures and internal control policies and procedures. We also retained a professional cybersecurity investigation firm to conduct a full forensic analysis of the incident, and concluded that there was no evidence of malware, persistence mechanisms or other compromised exchange on-premises accounts within the Company’s environment.

In early 2024, Standard BioTools completed a merger with SomaLogic Operating Co, Inc. Critical to integration activities has been a wholesale review of policies, procedures and tools relevant to the combined cybersecurity environment with the objective of deploying and maintaining those which serve to reinforce our security presence to the greatest extent. While these activities persist, it has been noted that the SomaLogic organization takes a comparable, if not more stringent, approach to their cyber and information security posture inclusive of their ongoing ISO27001 compliance certification.

Governance

While our management team is responsible for the day-to-day management of the risks Standard BioTools faces, our Board has the responsibility to oversee management’s processes for identifying, monitoring, and addressing enterprise risks, evaluate and discuss with management its assessments of matters relating to enterprise risks, and oversee and monitor management’s plans to address such risks. The Board takes an enterprise-wide approach to risk management designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance, and to enhance stockholder value. In order to understand the most significant risks faced by the Company and the steps being taken to manage those risks, Standard BioTools conducts quarterly enterprise risk management assessments, facilitated by the Company’s executive leadership team in collaboration with the internal audit function, which are presented by management at each quarterly Board meeting. The Board’s review of our business is an integral aspect of its assessment of management’s tolerance for risk and its determination as to the appropriate level of risk for our Company.

Although the Board has determined that enterprise risk management should be the responsibility of the Board as a whole, it has delegated responsibility to oversee specific areas of risk management to its committees. Our Audit Committee oversees and reviews the Company’s cybersecurity, data privacy, and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and respond to data breaches. At periodic meetings of the Board and its committees and in other meetings and discussions, management reports to the Board and its committees with respect to the most significant risks that could affect our business, including cybersecurity-related risks. Our Audit Committee also receives prompt and timely information regarding any cybersecurity incident to meet reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes are led by our Chief Financial Officer and our Vice President of Information Technology. Our Vice President of Information Technology has over 18 years of work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and has carried relevant degrees and certifications, including Certified Information Systems Auditor. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the Audit Committee of our Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, on an at least annual basis. Should a material breach be identified, as defined by the Board and the executive team, these management team members will notify the executive team and the Board and draft the required disclosure.

ITEM 2. PROPERTIES

We lease approximately 78,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a 10-year operating lease that commenced in March 2020. In Singapore, we lease approximately 40,000 square feet of office, laboratory and manufacturing space that expires in June 2027 and 5,000 square feet of similar mixed-use space that expires at the end of April 2024. In Ontario, Canada, we lease a 9,000 square foot property that expires in February 2025, a 44,500 square feet property that that expires in March 2026 and a 19,000 square feet property that expires in March 2027. As of December 31, 2023, we also lease office space in Japan, China, and France under short-term arrangements that expire through November 2026.

In August 2022, we entered into an operating agreement to sublease approximately 25% of our corporate headquarters facility in South San Francisco, California for $4.8 million over a 39-month term. On February 28, 2023, we entered into a separate agreement with an unrelated party to sublease an additional 25% of the headquarters facility. We expect to recognize $9.1 million in sublease income over the 77-month term of the agreement, which commenced in December 2023 and expires concurrent with the expiration of the head-lease in April 2030.

In connection with the Merger, on January 5, 2023, we assumed leases for office and laboratory space in Boulder, Colorado and La Jolla, California. We lease approximately 60,000 square feet of space under two leases in Boulder, Colorado, and approximately 10,000 square feet under one lease in La Jolla, California. All leases serve as both office and laboratory space.

We believe that all of our leased properties are in good condition and are adequate and suitable to use for their intended purpose, and that suitable additional space would be available on commercially reasonable terms if required. Refer to Note 7 of our consolidated financial statements for additional information about leased properties in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

Shareholder Litigation

On November 28, 2023, a purported stockholder filed a complaint against us and the members of our Board in the United States District Court for the Northern District of California. The complaint has since been voluntarily dismissed. On December 12, 2023 two separate shareholder complaints were filed in the District of Delaware, The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. We are reviewing the complaints and have not yet formally responded to them. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed transaction, which was denied by the Court on January 4, 2024. The non-injunctive claims, including breach of fiduciary duty, are still being litigated. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Between October 24, 2023 and January 3, 2024, SomaLogic received 16 letters from purported shareholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement.

Additional lawsuits against us and certain of our officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional filings.

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

We had 267 stockholders of record as of February 21, 2024; however, because many of our outstanding shares are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.

We have never declared or paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On November 23, 2022, our board of directors authorized a share repurchase program (the 2022 Share Repurchase Program) pursuant to which we may repurchase up to $20.0 million of our common stock through open market or privately negotiated transactions until December 31, 2023. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. On October 4, 2023, we terminated the share repurchase program.

The following table provides information with respect to the shares of common stock repurchased by us during the year ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 - March 31, 2023	1,250,484	$1.97	1,250,484	$17.0 million
April 1, 2023 - June 30, 2023	1,208,200	$1.96	1,208,200	$14.6 million
July 1, 2023 - September 30, 2023	175,910	$2.27	175,910	$14.2 million
October 1, 2023 - December 31, 2023	75,109	$2.32	75,109	—

1 Average price paid per share includes related expenses.

On February 6, 2024, our board of directors authorized a new share repurchase program (the 2024 Share Repurchase Program) pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of the date of this Annual Report on Form 10-K, we have not repurchased any shares of our common stock under the 2024 Share Repurchase Program.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools. This MD&A is provided as a supplement to, and should be read together with, our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies and strategic priorities, changes in commercial and strategic focus, restructuring plan, reduction-in-force and real estate footprint reduction plans, microfluidics research and development and marketing investment reduction plans, other cost reduction initiatives, portfolio rationalization initiatives, operating discipline improvement plans, implementation of Standard BioTools Business Systems, expected costs and cost savings associated with such plans and initiatives, future product offerings, financing plans, capital allocation plans, expansion of our business, merger and acquisition opportunities, competitive position, industry environment, potential growth opportunities and drivers, market growth expectations, the effects of competition and public health crises on our business, the global supply chain, and our customers, suppliers and other business partners, and our expectations with respect to the Merger with SomaLogic , the anticipated financial impact and potential benefits to us related to the Merger, and integration of the businesses and other matters related to the Merger;. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part I, Item 1A, “Risk Factors” in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of the Merger or any other future acquisitions, mergers, dispositions, joint ventures or investments we may make. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

On January 5, 2024, we completed the Merger with SomaLogic, creating a leading provider of differentiated multi-omics tools for research.

Recent Developments

Reductions in Headcount and Sub-Leases

We took additional actions in the year ended December 31, 2023 under our strategic initiative to improve operating discipline, including reductions to our headcount in Europe and additional reductions to our real estate footprint in the U.S. On February 28, 2023, we signed an agreement to sublease an additional 25% of our corporate headquarters for a period of 77 months. As a result, 50% of the space at our headquarters was subleased as of December 31, 2023. We expect to recognize $9.1 million of sublease income over the term of this new agreement, and payments commenced on December 1, 2023.

Merger

On January 5, 2024, we completed the Merger pursuant to the Merger Agreement by and among us, SomaLogic and Merger Sub, pursuant to which Merger Sub merged with and into SomaLogic, with SomaLogic surviving as a wholly owned subsidiary of Standard BioTools. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of SomaLogic common stock converted into the right to receive 1.11 shares of our common stock.

In addition, as of the Effective Time, we assumed each SomaLogic stock incentive plan, outstanding option to purchase shares of SomaLogic Stock and outstanding restricted stock units convertible into shares of SomaLogic common stock, whether vested or unvested. In addition, as of the Effective Time, each SomaLogic warrant was treated in accordance with its terms.

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

Transaction-related expenses

Transaction-related expenses consist of costs incurred during the year ended December 31, 2023 in connection with the Merger Agreement, including legal, advisory, accounting and other transaction-related costs. We expect to continue incurring these costs through the first quarter of 2024. The costs incurred during the year ended December 31, 2022 relate to the private placement whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock in connection with the conversion of the bridge loans, which closed on April 4, 2022.

Results of Operations

The following table presents our consolidated statements of operations and as a percentage of total revenue for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023		2022
Revenue	$106,340	100%	$97,948	100%
Cost of revenue:
Cost of product revenue	44,942	42%	52,555	54%
Cost of service and other revenue	10,948	11%	8,342	9%
Total cost of revenue	55,890	53%	60,897	63%
Gross profit	50,450	47%	37,051	37%
Operating expenses:
Research and development	25,948	24%	37,382	38%
Selling, general and administrative	87,541	82%	102,285	104%
Restructuring and related charges	7,076	7%	9,732	10%
Transaction-related expenses	6,485	6%	3,857	4%
Total operating expenses	127,050	119%	153,256	156%
Loss from operations	(76,600)	(72)%	(116,205)	(119)%
Interest expense	(4,567)	(4)%	(4,331)	(4)%
Loss on forward sale of Series B Preferred Stock	—	—%	(60,081)	(61)%
Loss on Bridge Loans	—	—%	(13,719)	(14)%
Other income (expense), net	6,963	6%	1,408	1%
Loss before income taxes	(74,204)	(70)%	(192,928)	(197)%
Income tax benefit (expense)	(452)	—%	2,830	3%
Net loss	$(74,656)	(70)%	$(190,098)	(194)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Year Ended December 31,				Year-over-
	2023		2022		Year Change
Product revenue:
Instruments	$37,459	36%	$25,664	26%	46%
Consumables	41,739	39%	46,790	48%	(11)%
Total product revenue	79,198	75%	72,454	74%	9%
Service revenue	25,980	24%	23,712	24%	10%
Other revenue	1,162	1%	1,782	2%	(35)%
Total revenue	$106,340	100%	$97,948	100%	9%

Total revenue grew 9% to $106.3 million for the year ended December 31, 2023, compared to 2022. The growth was primarily attributable to increased instrument placements, primarily in our proteomics end user markets, offset by declines in our genomics end user markets as the result of our decision to reorganize, simplify and reposition our business over the past year. Revenue reported for the year ended December 31, 2022 includes a $1.6 million instrument revenue reduction for a one-time reserve recorded for our discontinued LCM product line in the genomics segment.

Instrument revenue grew 46% to $37.5 million for the year ended December 31, 2023, compared to 2022. Combined consumables and services revenue has experienced a flat to moderate decrease in 2023; however, the increase in instrument revenue is expected to drive increased consumables and services pull-through based on an expanded installed base, particularly in our proteomics end user markets.

Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Year Ended December 31,				Year-over-
	2023		2022		Year Change
Proteomics revenue	$63,883	60%	$52,502	54%	22%
Genomics revenue	42,457	40%	45,446	46%	(7)%
Total revenue	$106,340	100%	$97,948	100%	9%

Total proteomics revenue grew 22% for the year ended December 31, 2023, compared to 2022, primarily due to the timing of customer orders. Our growth in proteomics was driven by expanded adoption of our flow symmetry solution, the CYTOF XT and early traction from the April 2023 release of Hyperion XTi, our next-generation imaging solution.

Total genomics revenue decreased 7% for the year ended December 31, 2023, compared to 2022, with instrument growth offsetting declines in consumables, service, and development revenues during the year. Consumables revenue in genomics was down over 2022, driven by the impact of initial consumables purchases by our OEM partner in 2022. The anticipated decline in the genomics segment was a primary driver of our decision to reorganize, simplify and reposition this business over the past year. We have implemented our strategy to focus on growing the OEM business and manage this segment to sustainable positive contribution margin in the near-term.

Cost of Revenue

Product and service cost, gross profit, and gross margin were as follows ($ in thousands):

	Year Ended December 31,		Year-over-
	2023	2022	Year Change
Cost of product revenue	$44,942	$52,555	(14)%
Cost of service and other revenue	10,948	8,342	31%
Total cost of revenue	$55,890	$60,897	(8)%
Gross profit	$50,450	$37,051	36%
Gross margin	47.4%	37.8%	9.6%

Gross profit increased by $13.4 million, or 36%, for the year ended December 31, 2023, compared to 2022. The increases in gross profit were primarily attributable to certain one-time reductions to gross profit recognized during 2022, including a $7.9 million provision for excess and obsolete inventory, a $1.6 million revenue reserve related to the discontinuation of our laser capture microdissection products during the second quarter of 2022, and cost reductions driven by the relocation of operations to lower cost regions completed at the end of 2022.

Gross profit by segment was as follows ($ in thousands):

	Year Ended December 31,		Year-over-
	2023	2022	Year Change
Proteomics gross profit	$26,239	$20,041	31%
Genomics gross profit	24,211	17,010	42%
Total gross profit	$50,450	$37,051	36%

During 2023, the proteomics business returned to growth with a gross profit improvement of 31% for the year ended December 31, 2023, compared to 2022. The increase was primarily attributable to increased proteomics revenue of $11.4 million as well as improved manufacturing efficiencies driven by higher unit sales of instruments. Genomics gross profit improved by 42% for the year ended December 31, 2023, compared to 2022. The year over year increase was primarily attributable to one certain one-time reductions to gross profit recognized during 2022, including $7.2 million of inventory write-offs involving discontinued products and other slow-moving inventory. We expect profitable growth in the genomics business in future years. These impacts resulted in an overall increase of 36% to gross profit for the year ended December 31, 2023.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Year Ended December 31,		Year-over-
	2023	2022	Year Change
Research and development	$25,948	$37,382	(31)%
Selling, general and administrative	87,541	102,285	(14)%
Restructuring and related charges	7,076	9,732	(27)%
Transaction-related expenses	6,485	3,857	68%
Total operating expenses	$127,050	$153,256	(17)%

Research and Development

R&D expense decreased by $11.4 million, or 31%, for the year ended December 31, 2023, compared to 2022. The decreases were primarily due to a $3.5 million impairment charge related to our acquisition of InstruNor AS (InstruNor) recognized during the year December 31, 2022, as well as lower compensation and consulting costs and reduced spending on laboratory supplies. These reductions were related to our strategic initiatives to reduce headcount and improve operating efficiencies by engaging in lower-cost and more focused R&D projects and activities.

Selling, General and Administrative

SG&A expense decreased by $14.7 million, or 14%, for the year ended December 31, 2023 compared to 2022. The decreases were primarily attributable to decreased salaries and benefits expense and stock-based compensation expense as a result of the restructuring plan that downsized our global workforce.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Year Ended December 31,		Year-over-
	2023	2022	Year Change
Severance and other termination benefits	$2,379	$5,849	(59)%
Facilities and other	4,697	3,883	21%
Total restructuring and related charges	$7,076	$9,732	(27)%

Restructuring and related charges decreased by $2.7 million for the year ended December 31, 2023 compared to 2022, due to decreased severance costs and decreased facilities expenses (net of sublease income) as a result of the subleases that commenced in October 2022 and December 2023 as part of our restructuring plan. During the year ended December 31, 2023, we recognized $2.7 million in sublease income which offset operating lease expense within restructuring and related charges on our consolidated statements of operations. As of December 31, 2023, we expect to recognize an additional $11.9 million in sublease income over the remaining lease terms to further offset operating lease expense.

Transaction-related expenses

Transaction-related expenses increased by $2.6 million for the year ended December 31, 2023 compared to 2022. The increase was due to legal, advisory, and accounting costs incurred in connection with the Merger Agreement offset by $3.9 million in costs related to our Private Placement which closed in April 2022. The Company expects to incur additional amounts in future periods for the Merger Agreement.

Other Non-Operating Income (Expense)

The increase in other income (expense), net of $5.6 million for the year ended December 31, 2023 compared to 2022, was primarily due to the interest earned on money market funds and short-term investments. We previously had no such investments until the second half of 2022.

The improvement in non-operating income (expense) in the year ended December 31, 2023, compared to 2022, primarily reflects losses related to the Private Placement. The Series B Convertible Preferred Stock Purchase Agreements entered into with various investors were accounted for as forward sales contracts and recorded at fair value. The loan agreements (collectively, the Bridge Loans) that we entered into on January 23, 2022 with various investors for a $25.0 million term loan were also recorded at fair value. In the year ended December 31, 2022 the $60.1 million loss on the forward sales of Series B Preferred Stock and the loss on the Bridge Loans of $13.7 million reflected the increase in the price of our common stock from January 23, 2022 (the date of the Purchase Agreements and the Bridge Loan agreements) to the Private Placement Closing Date.

Income Tax Benefit (Expense)

We recorded income tax expense of $0.5 million for the year ended December 31, 2023 and an income tax benefit of $2.8 million for the year ended December 31, 2022. The increase in our tax provision reflects the effect of our foreign operations, which reported pre-tax income in the year ended December 31, 2023 and pre-tax loss in the year ended December 31, 2022.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the U.S. and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1.0 billion as of December 31, 2023. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D and capital expenditures, including our ERP upgrade; and costs and timing of acquiring other businesses, assets or technologies.

We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this Annual Report.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $114.9 million at December 31, 2023 and $165.8 million at December 31, 2022. Our working capital was $48.9 million at December 31, 2023.

Giving effect to our Merger with SomaLogic on January 5, 2024, our balance of cash, cash equivalents, short-term investments and restricted cash on a pro forma basis was $565.5 million at December 31, 2023.

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

A summary of our significant future capital requirements include:

Purchase Obligations and Commitments

Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. Our purchase obligations with suppliers specify all significant terms, including fixed, minimum or variable price provisions, and the approximate timing of the transaction The majority of our contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation. As of December 31, 2023, these purchase commitments totaled $9.7 million. Capital expenditure commitments as of December 31, 2023 were immaterial. In addition, we have certain non-cancellable commitments with service providers that are not material in the aggregate.

In connection with the Merger, on January 5, 2024, we assumed a purchase commitment of $6.9 million to a contract manufacturer. Under the contract manufacturing agreement, we are required to spend $2.3 million per year for three years.

We have additional obligations beyond the purchase of goods and services, including the following:

•
Series B. Contingent obligations to our Series B Redeemable Preferred Stockholders. Refer to Note 9 to the consolidated financial statements for additional information.
•
Convertible Notes. The 2019 Notes mature on December 1, 2024. If the price of our common stock has equaled or exceeded 130% of the conversion price then in effect for a specified number of days as defined in the indenture, (currently $2.90 per share, subject to adjustment), we may, at our option, elect to convert the 2019 Notes in whole but not in part into our shares. If our common stock does not meet this price, we will settle the 2019 Notes in cash. The aggregate net carrying value of the 2014 and 2019 Notes was $55.1 million at December 31, 2023, of which $54.5 million is due and payable in 2024. In addition, holders may require the Company to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2024, one holder of the 2014 Notes exercised their repurchase right, and we repurchased an immaterial amount of principal and accrued interest. Refer to Note 6 of the consolidated financial statements for additional information.
•
Term Loan. The principal amount of the term loan advances was repayable beginning on August 1, 2023, in twenty-four equal monthly installments. Principal amounts due under the Term Loan, including end-of-term fees, totaled $8.4 million at December 31, 2023, of which $5.0 million is due and payable in 2024. However, if the principal amount of the Company’s convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of the 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the Term Loan will be due in full on June 1, 2024. Refer to Note 6 of the consolidated financial statements for additional information.
•
Leases. Future payments for operating lease obligations (net of sublease income) at December 31, 2023 totaled $36.8 million, of which $5.2 million is expected to be paid in 2024. Refer to Note 7 of the consolidated financial statements for additional information.
•
Additional information on our obligations under license and patent agreements, and indemnification agreements entered into in the ordinary course of business is provided in Note 7 to the consolidated financial statements .

The expected timing of payments of our obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations. In addition, some of our future purchasing needs are not current contractual obligations and are therefore not included in the commitment amounts above as they are not handled through binding contracts or are not fulfilled by vendors on a purchase order basis within short time horizons.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Year Ended December 31,
	2023	2022
Cash flow summary:
Net cash used in operating activities	$(43,287)	$(89,370)
Net cash provided by (used in) investing activities	20,237	(88,127)
Net cash provided by (used in) financing activities	(6,809)	230,758
Effect of foreign exchange rate fluctuations on cash and cash equivalents	34	(404)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(29,825)	$52,857

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

In the year ended December 31, 2023, we used $23.1 million of net proceeds from the sales and maturities of short-term investments to help fund $43.3 million of net cash used in operating activities, $5.4 million of common stock repurchases and $2.1 million of term loan repayments.

In the year ended December 31, 2022, we used $230.7 million of net debt and Series B Preferred Stock proceeds in part to fund $89.4 million used in operating activities, the purchase of short-term investments of $137.3 million and a $52.9 million increase in cash, cash equivalents and restricted cash.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 decreased by $46.1 million compared to the same period in 2022. The decrease reflects a lower net loss and adjustments for non-cash items, which collectively used $45.1 million in the year ended December 31, 2023 compared to $73.9 million used in the same period of 2022, and changes in net operating assets and liabilities which provided $1.8 million and used $15.5 million in the years ended December 31, 2023 and 2022, respectively.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $20.2 million compared to $88.1 million used in the year ended December 31, 2022. The year ended December 31, 2023 primarily reflects $23.1 million of proceeds from sales and maturities of short-term investments, net of purchases. Net proceeds from the Private Placement issuance and the Bridge Loans were used to purchase short-term investments of $137.3 million during the year ended December 31, 2022.

Financing Activities

Financing activities used cash of $6.8 million for the year ended December 31, 2023 and provided cash of $230.8 million in the same period of 2022. These changes in cash from financing activities primarily reflect $5.4 million of common stock share repurchases and $2.1 million of term loan repayments in the year ended December 31, 2023, and $25.0 million of borrowings under the Bridge Loans and the repayment of $6.8 million borrowed under our Revolving Credit Facility as well as $225.0 million proceeds received from the issuance of Series B Preferred Sock less payments of $12.5 million in equity issuance costs in the year ended December 31, 2022.

Critical Accounting Estimates

The consolidated financial statements and related notes included in this Annual Report are prepared in accordance with U.S. GAAP. Preparing U.S. GAAP financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities, and preferred equity. Refer to Note 2 to our consolidated financial statements for further information on our most significant accounting policies.

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

Goodwill and Long-Lived Assets

Assessing goodwill and long-lived assets for impairment requires significant judgment as it involves selecting an appropriate valuation method, identifying reporting units, assigning assets and liabilities to the reporting units, and estimating future cash flows, remaining service lives, revenue growth rates, terminal values and discount rates. Refer to Note 4 to the consolidated financial statements for additional information.

Series B Redeemable Preferred Stock

The Purchase Agreements (as defined in Note 9 to the consolidated financial statements) for the issuance of shares of Series B Preferred Stock were accounted for as forward sales contracts at fair value in accordance with ASC 480, Distinguishing Liabilities from Equities. The Series B Preferred Stock was treated as mezzanine equity and recorded at its fair value upon issuance, net of issuance costs due to its redemption features, such as change of control and liquidation preference, which are outside of the Company’s control. Subsequent remeasurement of the Series B Redeemable Preferred Stock amount presented within mezzanine equity to its redemption amount is not required since it is not probable that the instrument will become redeemable. Mezzanine equity which has characteristics of both liabilities and shareholders’ equity (deficit) is presented separately on the consolidated balance sheets between these two items because it has some characteristics of both. Refer to Note 9 to the consolidated financial statements for additional information.

Stock-Based Compensation

The Company recognizes compensation costs for all stock-based awards, including stock options, Restricted Share Units (RSUs), Performance Share Units (PSUs) and stock purchased under the Company's Employee Share Purchase Plan (ESPP), based on the grant date fair value of the award. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of the Company's common stock on the date of grant. For PSUs with a market condition, the Company uses a Monte Carlo simulation pricing model to incorporate the market condition effects at the grant date. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

The fair value of options and stock purchases under ESPP on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of the Company's common stock. These assumptions generally require judgment. Refer to Note 11 to the consolidated financial statements for additional information.

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

None.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard BioTools Inc.

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, of Standard BioTools Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue recognition – product revenues

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s product revenue was $79.2 million for the year ended December 31, 2023. The Company generates revenue primarily from the sale of products and services. Product revenue is derived from the sale of instruments and consumables and is recognized once control of goods passes to the customer and the Company has an enforceable right to payment. The Company recognizes revenue based on the amount of consideration the Company expects to receive in exchange for the goods transferred to the customer.

The principal consideration for our determination that performing procedures relating to revenue recognition for product revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as sales contracts, purchase orders, customer invoices, and proof of delivery and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2024

We have served as the Company’s auditor since 2015.

STANDARD BIOTOOLS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,704	$81,309
Short-term investments	63,191	84,475
Accounts receivable (net of allowances of $312 and $592 at December 31, 2023 and 2022, respectively)	19,660	17,280
Inventories, net	20,533	21,473
Prepaid expenses and other current assets	3,127	4,278
Total current assets	158,215	208,815
Property and equipment, net	24,187	25,652
Operating lease right-of-use asset, net	30,663	33,883
Other non-current assets	2,285	3,109
Developed technology, net	1,400	12,600
Goodwill	106,317	106,251
Total assets	$323,067	$390,310
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,236	$7,914
Accrued compensation and related benefits	11,867	9,153
Operating lease liabilities, current	4,323	3,682
Deferred revenue, current	11,607	10,792
Deferred grant income, current	3,612	3,644
Other accrued liabilities	9,152	6,175
Term loan, current	5,000	2,083
Convertible notes, current	54,530	—
Total current liabilities	109,327	43,443
Convertible notes, non-current	569	54,615
Term loan, non-current	3,414	8,194
Deferred tax liability	841	1,055
Operating lease liabilities, non-current	30,374	34,081
Deferred revenue, non-current	3,520	3,816
Deferred grant income, non-current	10,755	14,359
Other non-current liabilities	1,065	961
Total liabilities	159,865	160,524
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; 256 shares authorized, issued and outstanding at December 31, 2023 and 2022; aggregate liquidation preference of $255,559 at December 31, 2023 and 2022	311,253	311,253
Stockholders’ deficit:
Preferred stock: $0.001 par value, 9,744 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock: $0.001 par value, 400,000 shares authorized at December 31, 2023 and 2022; 83,364 and 79,904 shares issued at December 31, 2023 and 2022, respectively; 80,232 and 79,482 shares outstanding at December 31, 2023 and 2022, respectively	83	80
Additional paid-in capital	860,816	847,008
Accumulated other comprehensive loss	(2,221)	(1,896)
Accumulated deficit	(1,000,752)	(926,096)
Treasury stock at cost: 3,132 and 422 shares at December 31, 2023 and 2022, respectively	(5,977)	(563)
Total stockholders’ deficit	(148,051)	(81,467)
Total liabilities, mezzanine equity and stockholders’ deficit	$323,067	$390,310

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue	$79,198	$72,454
Service and other revenue	27,142	25,494
Total revenue	106,340	97,948
Cost of revenue:
Cost of product revenue	44,942	52,555
Cost of service and other revenue	10,948	8,342
Total cost of revenue	55,890	60,897
Gross profit	50,450	37,051
Operating expenses:
Research and development	25,948	37,382
Selling, general and administrative	87,541	102,285
Restructuring and related charges	7,076	9,732
Transaction-related expenses	6,485	3,857
Total operating expenses	127,050	153,256
Loss from operations	(76,600)	(116,205)
Interest expense	(4,567)	(4,331)
Loss on forward sale of Series B Preferred Stock	—	(60,081)
Loss on Bridge Loans	—	(13,719)
Other income (expense), net	6,963	1,408
Loss before income taxes	(74,204)	(192,928)
Income tax benefit (expense)	(452)	2,830
Net loss	$(74,656)	$(190,098)
Net loss per share, basic and diluted	$(0.94)	$(2.43)
Shares used in computing net loss per share, basic and diluted	79,160	78,305

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(74,656)	$(190,098)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(849)	(487)
Net change in unrealized gain (loss) on investments	524	(502)
Other comprehensive income (loss), net of tax	(325)	(989)
Comprehensive loss	$(74,981)	$(191,087)

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2021	76,919	77	831,424	(907)	(735,998)	—	—	94,596
Issuance of restricted stock, net of shares withheld for taxes	2,373	2	(213)	—	—	—	—	(211)
Issuance of common stock under ESPP	583	1	819	—	—	—	—	820
Issuance of common stock from option exercises	29	—	98	—	—	—	—	98
Stock-based compensation expense	—	—	14,880	—	—	—	—	14,880
Repurchase of common stock	—	—	—	—	—	(422)	(563)	(563)
Net loss	—	—	—	—	(190,098)	—	—	(190,098)
Other comprehensive loss, net of tax	—	—	—	(989)	0	—	—	(989)
Balance as of December 31, 2022	79,904	80	847,008	(1,896)	(926,096)	(422)	(563)	(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	2,946	3	(119)	—	—	—	—	(116)
Issuance of common stock from option exercises	44	—	81	—	—	—	—	81
Issuance of common stock under ESPP	470	—	723	—	—	—	—	723
Stock-based compensation expense	—	—	13,123	—	—	—	—	13,123
Repurchase of common stock	—	—	—	—	—	(2,710)	(5,414)	(5,414)
Net loss	—	—	—	—	(74,656)	—	—	(74,656)
Other comprehensive loss net of tax	—	—	—	(325)	—	—	—	(325)
Balance as of December 31, 2023	83,364	83	860,816	(2,221)	(1,000,752)	(3,132)	(5,977)	(148,051)

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(74,656)	$(190,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on forward sale of Series B Preferred Stock	—	60,081
Loss on bridge loans	—	13,719
Stock-based compensation expense	13,123	14,880
Amortization of developed technology	11,200	11,528
Depreciation and amortization	3,980	3,499
Provision for excess and obsolete inventory	1,496	7,874
Impairment of InstruNor developed technology intangible	—	3,526
Amortization of debt discounts, premiums and issuance costs	770	830
Other non-cash items	(987)	273
Changes in assets and liabilities:
Accounts receivable, net	(2,991)	1,063
Inventories, net	(4,914)	(8,470)
Prepaid expenses and other assets	960	33
Accounts payable	1,618	(2,776)
Accrued compensation and related benefits	3,018	4,113
Deferred revenue	884	(3,467)
Other liabilities	3,212	(5,978)
Net cash used in operating activities	(43,287)	(89,370)
Investing activities
Purchases of short-term investments	(94,896)	(137,302)
Proceeds from sales and maturities of investments	117,964	53,000
Purchases of property and equipment	(2,831)	(3,825)
Net cash provided by (used in) investing activities	20,237	(88,127)
Financing activities
Proceeds from bridge loans	—	25,000
Proceeds from issuance of Series B Preferred Stock	—	225,000
Repayment of term loan and advances under revolving credit facility	(2,083)	(6,838)
Payment of debt and equity issuance costs	—	(12,547)
Repurchase of common stock	(5,414)	(563)
Proceeds from ESPP stock issuance and exercise of stock options	827	917
Payments for taxes related to net share settlement of equity awards and other	(139)	(211)
Net cash provided by (used in) financing activities	(6,809)	230,758
Effect of foreign exchange rate fluctuations on cash and cash equivalents	34	(404)
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,825)	52,857
Cash, cash equivalents and restricted cash at beginning of period	82,324	29,467
Cash, cash equivalents and restricted cash at end of period	$52,499	$82,324

Supplemental disclosures of cash flow information
Cash paid for interest	$3,819	$3,493
Cash paid for income taxes, net of refunds	$801	$309
Non-cash right-of-use assets and lease liabilities	$629	$651
Asset retirement obligations	$758	$718

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1. Description of Business

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

On January 5, 2024, the Company completed its previously announced merger (the Merger) with SomaLogic, Inc. (SomaLogic) a protein biomarker discovery company enabling researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development. See Note 16 – Subsequent Events, for more information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of the Company's wholly owned subsidiaries. As of December 31, 2023, the Company had wholly owned subsidiaries in Singapore, Canada, the Netherlands, Japan, France, Italy, the United Kingdom, China, Germany and Norway. All subsidiaries, except for Singapore, use their local currency as their functional currency. The Singapore subsidiary uses the U.S. dollar as its functional currency. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, the current economic environment and on various other assumptions believed to be reasonable, which together form the basis for making judgments about the carrying values of assets and liabilities. These accounting matters included but were not limited to inventory and related reserves, the carrying value of goodwill and other long-lived assets, and the potential outcome of uncertain tax positions that have been recognized in the Company's financial statements or tax returns. The Company also uses significant judgment in determining the fair value of financial instruments, including debt and equity instruments. Actual results could differ materially from these estimates and could have a material adverse effect on the Company's consolidated financial statements.

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

Revenue Recognition

The Company generates revenue primarily from the sale of its products and services. Product revenue is derived from the sale of instruments and consumables, including IFCs, assays and reagents. Service revenue is derived from the sale of instrument service contracts, repairs, installation, training and other specialized product support services. The Company also generates revenue from product development agreements, license and royalty agreements, and grants. Revenue is reported net of any sales, use and value-added taxes the Company collects from customers as required by government authorities. Research and development cost includes costs associated with development and grant revenue.

The Company recognizes revenue based on the amount of consideration it expects to receive in exchange for the goods and services it transfers to the customer. The Company's commercial arrangements typically include multiple distinct products and services, and the Company allocates revenue to these performance obligations based on their relative standalone selling prices. Standalone selling prices

(SSP) are generally determined using observable data from recent transactions. In cases where sufficient data is not available, the Company estimates a product’s SSP using a cost plus a margin approach or by applying a discount to the product’s list price.

Product Revenue

The Company recognizes product revenue at the point in time when control of the goods passes to the customer, and the Company has an enforceable right to payment. This generally occurs either when the product is shipped from one of the Company's facilities or when it arrives at the customer’s facility, based on the contractual terms. Customers do not have a unilateral right to return products after delivery. Invoices are generally issued at shipment or in advance of service and become due in 30 to 60 days.

The Company sometimes perform shipping and handling activities after control of the product passes to the customer. The Company has made an accounting policy election to account for these activities as product fulfillment activities rather than as separate performance obligations.

Service and Other Revenue

The Company recognizes revenue from repairs, maintenance, installation, training and other specialized product support services at the point in time the work is completed. Installation and training services are generally billed in advance of service. Repairs and other services are generally billed at the point the work is completed.

Revenue associated with instrument service contracts is recognized on a straight-line basis over the life of the agreement, which is generally one to three years. The Company believes this time-elapsed approach is appropriate for service contracts because the Company provides services on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments made in advance of service are reported on the Company's consolidated balance sheet as deferred revenue.

Other revenue consists of license and royalty revenue and grant revenue. The Company recognizes revenue from license agreements when the license is transferred to the customer and the customer is able to use and benefit from the license. For contracts that include sales-based royalties, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.

The Company receives grants from various entities to perform research and development activities over contractually defined periods. Grant revenue is not accounted for under ASC Topic 606, Revenue from Contracts with Customers, as the grant agreement is not with a customer. As there is no authoritative U.S. GAAP guidance for grants awarded to for-profit entities, the Company has applied the guidance in ASC Topic 958, Not-for-Profit Entities by analogy. Revenue is generally recognized provided that the conditions under which the grants were provided have been met and any remaining performance obligations are perfunctory.

Significant Judgments

Applying the revenue recognition practices discussed above often requires significant judgment. Significant judgment is required when interpreting commercial terms in sales agreements and determining when control of goods and services passes to the customer. Judgment is also required when identifying performance obligations, estimating SSP and allocating purchase consideration in agreements that include multiple performance obligations. Any material changes created by errors in judgment could have a material effect on the Company's operating results and overall financial condition.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with maturities at the time of purchase of three months or less to be cash equivalents. Cash and cash equivalents balance at December 31, 2023, and 2022 represent cash on deposit with banks and money market funds.

Short-term Investments

Short-term investments are comprised of U.S treasury securities that mature within one year. The Company classifies its short-term investments as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets. Any unrealized gains and losses from short-term investments are reported as a component of other comprehensive income (loss) within the consolidated statements of comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company evaluates its short-term investments to assess whether investments with unrealized loss positions are other-than-temporarily impaired. An investment is considered to be other-than-temporarily impaired if the impairment is related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. No investment has been assessed as other than temporarily impaired. Realized gains and losses are calculated on the specific identification method and are recorded as interest income (loss). There were no realized gains and losses from sales of short-term investments during any of the periods presented.

The Company excludes accrued interest from the fair value and amortized cost basis of its short-term investments.

Accounts Receivable, net

Trade accounts receivable are recorded at net invoice value. The Company reviews its exposure to accounts receivable and provides allowances of specific amounts if collectability is no longer reasonably assured based on historical experience and specific customer collection issues. The Company evaluates such allowances on a regular basis and adjust them as needed.

Concentrations of Business and Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, short-term investments, and accounts receivable. The Company's cash, cash equivalents, and short-term investments may consist of deposits held with banks, money market funds, and other highly liquid investments that may at times exceed federally insured limits. Cash equivalents and short-term investments are financial instruments that potentially subject the Company to concentrations of risk. Under the Company's investment policy, the Company invests exclusively in securities issued by the U.S. government or U.S. government agencies, or in government money-market funds. The goals of the Company's investment policy, in order of priority, are to: preserve capital, meet liquidity needs, and optimize returns. For these reasons, management believes that the Company is not exposed to significant credit risk.

The Company generally does not require collateral to support credit sales. To reduce credit risk, the Company performs credit evaluations of its customers.

The Company's products include components that are currently procured from a single source or a limited number of sources. The Company believes that other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate supply of critical limited-source components.

Inventories, net

Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The Company regularly reviews inventory for excess and obsolete products and components. Significant judgment is required in determining provisions for slow-moving, excess, and obsolete inventories which are recorded when required to reduce inventory values to their estimated net realizable values based on product life cycle, development plans, product expiration, discontinuance of product lines, and quality issues.

Property and Equipment, net

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Accumulated depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The estimated useful lives of the Company's property and equipment are generally as follows: computer equipment and software, three to four years; laboratory and manufacturing equipment, two to seven years; and office furniture and fixtures, five years.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Lease terms are determined at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. For its long-term operating leases, the Company recognizes a lease liability and a right-of-use asset (ROU) on its consolidated balance sheets. ROU assets represent the Company's right-to-use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is determined at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a term similar to the lease arrangement. Significant judgment is required in determining the incremental collateralized borrowing rate. The ROU asset is based on the lease liability, adjusted for any prepaid or deferred rent. Lease expense is recognized on a straight-line basis over the lease term. Sublease income from an operating lease is recognized on a straight-line basis over the sublease term. The Company does not have any finance leases.

The Company elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, the Company will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. The Company also elected not to separate lease and nonlease components for the Company's building leases. The nonlease components are generally variable in nature and are expected to represent most of the Company's variable lease costs. Variable costs are expensed as incurred. The Company has taken a portfolio approach for its vehicle leases by country.

Business Combinations, Goodwill, Intangible Assets and Other Long-Lived Assets

The Company has completed acquisitions of businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in the Company's consolidated financial statements from the date of acquisition. The Company allocates the purchase price, which is the sum of the consideration provided in a business combination, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies and estimates of future revenue.

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The Company's intangible assets include developed technology, patents and licenses. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. Judgment is needed to assess the factors that could indicate an impairment of intangible assets.

Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that the Company will be required to recognize an impairment charge include, but are not limited to, declines in the Company's stock price or market capitalization, economic downturns and other macroeconomic events, declines in the Company's market share or revenues, or significant litigation. Any impairment charges could have a material adverse effect on the Company's operating results and net asset value in the period in which the Company recognizes the impairment charge.

In evaluating goodwill and intangible assets with indefinite lives for indications of impairment, the Company first conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of each of the Company's reporting units is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of each of its reporting units is less than its carrying amount, the Company compares the fair value of each of its reporting units to its carrying value. If the fair value of each of the Company's reporting units exceeds its carrying value, goodwill is not considered impaired, and no further analysis is required. If the carrying value of each of the Company's reporting units exceeds its fair value, then an impairment loss equal to the difference would be recorded to goodwill.

The Company evaluates its long-lived assets, including finite-lived intangibles, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If any indicator of impairment exists, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of the asset can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company estimates the asset’s fair value using future discounted cash flows associated with the use of the asset and adjust the carrying value of the asset accordingly.

Series B Redeemable Preferred Stock

The Purchase Agreements (as described in Note 9) for the issuance of shares of Series B Redeemable Preferred Stock were accounted for as forward sales contracts at fair value in accordance with ASC Topic 480, Distinguishing Liabilities from Equities. The Series B Redeemable Preferred Stock was classified as mezzanine equity and recorded at fair value upon issuance, net of issuance costs, due to its redemption features that are outside of the Company’s control. Mezzanine equity is presented separately on the consolidated balance sheets between liabilities and shareholders’ equity because it shares characteristics of both. In the year ended December 31, 2022, the Company recognized a $60.1 million loss on the forward sales of Series B Preferred Stock and a $13.7 million loss on the Bridge Loans due to the increase in the price of the Company's common stock from January 23, 2022 (the date of the Purchase Agreements and the Bridge Loan agreements) to the Private Placement Closing Date. See Note 9 for additional information.

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

Transaction-related Expenses

The Company expensed certain costs incurred related to the merger agreement with SomaLogic, described further in Note 16, including legal, advisory, accounting and other transaction-related costs. The expenses in the prior period relate to the private placement whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock in connection with the conversion of the bridge loans, which closed on April 4, 2022.

Deferred Grant Income

Proceeds from the NIH Contract have been principally recorded as capital expenditures and to offset applicable operating costs. The non-operating income recognized from the grant proceeds received in excess of the amounts spent for capital expenditures and operating expenses is reflected on the consolidated statement of operations as surplus funding from the NIH contract.

The NIH Contract met the definition of grants related to assets as the primary purpose for the payments was to fund the purchase and construction of capital assets to scale up production capacity. The Company elected to record the grants received as deferred income in accordance with International Accounting Standards (IAS) 20.

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

Convertible Notes, net

The Company records the 2014 Notes and 2019 Notes (as described in Note 6) at their carrying values, which includes their principal amounts plus accrued and unpaid interest. Offering-related costs, including underwriting costs, on the 2014 Notes and 2019 Notes were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method.

Treasury Stock

The Company uses the cost method to account for the repurchases of its common stock in accordance with ASC 505-30, Equity-Treasury Stock. The direct costs associated with settled share repurchases, including trading commissions, are reported as treasury stock in the shareholders’ equity (deficit) section of the Company's consolidated balance sheets.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, term loan and convertible notes. The Company's cash equivalents, restricted cash, accounts receivable and accounts payable generally have short maturity or payment periods. Accordingly, their carrying values approximated their fair values at December 31, 2023 and 2022. The Company's short-term investments consist of U.S. treasury securities that are classified as available-for-sale and reported at fair value on the Company's consolidated balance sheets. The convertible notes and term loan are presented at their net carrying values.

As a basis for computing fair value, the Company follows a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level I: observable inputs such as quoted prices in active markets;

Level II: inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level III: unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company's cash equivalents, which include money market funds are classified as Level I because they are valued using quoted market prices. The Company's short-term investments, which include U.S. treasuries, are classified as Level II because they are valued using non-binding market consensus prices that were corroborated with observable market data, quoted market prices for similar instruments, or pricing models.

The Company's convertible notes are not regularly traded, and it is difficult to estimate a reliable and accurate market price for these securities. The estimated fair values of these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges. The estimated fair value of the Company's term loan also represents a Level III valuation since the value cannot be determined by using readily observable inputs or measures, such as market prices. The fair value of the Company's term loan was estimated using a discounted cash flows approach and current market interest rate data for similar loans. The carrying value of the Company's lines of term loan approximates fair value as the interest rate and terms are reflective of the rate the Company could obtain on debt with similar terms and conditions.

Research and Development

The Company recognizes research and development expenses in the period incurred. Research and development (R&D) expenses generally consist of personnel costs, independent contractor costs, prototype and materials expenses, allocated facilities and information technology expenses, and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $2.0 million and $3.9 million during the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company recognizes compensation costs for all stock-based awards, including stock options, Restricted Share Units (RSUs), Performance Share Units (PSUs) and stock purchased under the Company's Employee Share Purchase Plan (ESPP), based on the grant date fair value of the award. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of the Company's common stock on the date of grant. For PSUs with a market condition, the Company uses a Monte Carlo simulation pricing model to incorporate the market condition effects at the grant date. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

The fair value of options and stock purchases under ESPP on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of the Company's common stock. These assumptions generally require judgment. The Company determines the expected volatility based on the Company's historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. The Company accounts for forfeitures as they occur.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when the expected realization of deferred tax assets does not meet a “more likely than not” criterion. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company's estimates, the amount of the valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to the Company's tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions are reflected in the income tax provision.

Segment Reporting

The Company operates in two reportable segments: proteomics and genomics. Each segment is identified by its unique portfolio of products. Proteomics includes instruments, consumables, software, and services based upon technologies used in the identification of proteins. Genomics includes instruments, consumables, software, and services based upon technologies used in the identification of genes (DNA, RNA) and their functions.

The Company's CEO, who is its Chief Operating Decision Maker (CODM), measures segment performance using gross profit which is determined by subtracting cost of product and service revenues from segment revenues. Depreciation and amortization expense is included in each segment’s gross profit.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company's short-term investments and foreign currency translation adjustments. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of comprehensive loss.

Net Loss per Share

The Company's basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. RSUs, PSUs, stock options to purchase the Company's common stock, ESPP shares pending issuance, Series B Preferred Stock and convertible notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
RSUs, PSUs, stock options and ESPP shares	16,740	15,752
Series B Preferred Stock	75,164	75,164
2019 Notes(1)	18,966	18,966
2014 Notes	10	10
Total	110,880	109,892

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

The 2,709,703 common shares that were repurchased during the year ended December 31, 2023 have also been excluded from the Company's earnings per share and diluted earnings per share calculations.

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires disclosure of more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

Reclassification

Certain amounts in the consolidated financial statements have been reclassified from their original presentation to conform to current year presentation.

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the years ended December 31, 2023 and 2022, respectively, based on product type and the geographic location of customers’ facilities (in thousands):

	Year Ended December 31,
	2023	2022
Instruments	$37,459	$25,664
Consumables	41,739	46,790
Total product revenue	79,198	72,454
Service revenue	25,980	23,712
Product and service revenue	105,178	96,166
Other revenue	1,162	1,782
Total revenue	$106,340	$97,948

	Year Ended December 31,
	2023	2022
Americas	$46,196	$43,982
Europe, Middle East and Africa (EMEA)	36,201	33,136
Asia-Pacific	23,943	20,830
Total revenue	$106,340	$97,948

Most of the Company's principal operations, other than manufacturing, are located at its corporate headquarters in the United States. Revenue from customers in the United States represented $44.1 million, or 42%, of total revenues for the year ended December 31,

2023, and $41.0 million, or 42%, of total revenues for the year ended December 31, 2022. Refer to Note 13 for additional information on revenue by reporting segment.

Revenue from customers in China represented $15.8 million, or 15%, of total revenues for the year ended December 31, 2023, and 11% of total revenues for the year ended December 31, 2022. With the exception of China in 2023 and 2022, no foreign country or jurisdiction had revenue in excess of 10% of the Company's total revenue during the years ended December 31, 2023 and 2022.

One genomics customer accounted for 10% and 11% of the Company's total revenue for the years ended December 31, 2023 and 2022, respectively, and 14% and 16% of outstanding net trade receivables at December 31, 2023 and 2022, respectively. No other customer represented more than 10% of the Company's total revenue for the fiscal years ended December 31, 2023 and 2022. Revenue from the Company's five largest customers represented 24% of total revenue for the year ended December 31, 2023 and 19% of total revenue the year ended December 31, 2022.

Long-lived Assets by Geographical Area

The Company had long-lived assets consisting of property and equipment, net of accumulated depreciation, and operating lease ROU assets, net of accumulated amortization, in the following geographic areas for each year presented (in thousands):

	December 31,
	2023	2022
United States	$29,646	$31,785
Singapore	17,097	21,178
Canada	6,231	5,394
Other Asia-Pacific	889	875
EMEA	987	303
Total	$54,850	$59,535

Unfulfilled Performance Obligations

The consolidated balance sheets as of December 31, 2023 and 2022 included total deferred revenue of $15.1 million and $14.6 million, respectively. During the year ended December 31, 2023, $10.6 million of the opening deferred revenue balance was recognized as revenue and $11.1 million of net additional advance payments, primarily for instrument service contracts, were received from customers.

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of December 31, 2023 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2024	13,253
2025	6,634
2026	3,061
Thereafter	1,112
Total	$24,060
(1)
Expected revenue includes both billed amounts included in deferred revenue and unbilled amounts that are not reflected in the Company's consolidated financial statements and are subject to change if the Company's customers decide to cancel or modify their contracts. Purchase orders for instrument service contracts can generally be canceled without penalty before the service period begins.

The Company also has unsatisfied performance obligations for service contracts with an expected term of one year or less not included in the amounts above.

4. Goodwill and Intangible Assets, net

During the second quarter of 2022, the Company discontinued the sale of products that utilized the developed technology acquired from InstruNor and recorded a $3.5 million impairment charge to write-off the unamortized portion of the related intangible asset.

The Company assessed goodwill for impairment when it performed its annual testing at the end of the fourth quarter of 2023. A qualitative approach was employed which included assessing significant events and circumstances such as the Company's current results, assumptions regarding future performance, strategic initiatives and overall macroeconomic factors to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of each of the Company's reporting units is less than their carrying value. The Company determined there was no impairment as of December 31, 2023.

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Proteomics	Genomics	Total
Balance as of December 31, 2022	$85,752	$20,499	$106,251
Foreign currency translation	46	20	66
Balance as of December 31, 2023	$85,798	$20,519	$106,317

Intangible assets with finite lives include developed technology, patents and licenses. In the consolidated balance sheets, developed technology is reported separately while patents and licenses are reported in other non-current assets. Intangible assets, net, were as follows (in thousands):

	December 31, 2023
	Gross Amount	Accumulated Amortization and Impairment	Net	Weighted- Average Amortization Period
Developed technology	$117,354	$(115,954)	$1,400	10.0 years
Patents and licenses	$11,250	$(11,243)	$7	7.0 years

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net	Weighted- Average Amortization Period
Developed technology	$117,194	$(104,594)	$12,600	10.0 years
Patents and licenses	$11,247	$(10,669)	$578	7.0 years

Total amortization expense of the Company's intangible assets was $11.8 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. The $3.5 million impairment charge for the InstruNor developed technology intangible asset was recorded in research and development expense in 2022 and it is reflected in accumulated amortization in the above table.

Based on the net carrying value of intangible assets at December 31, 2023, the Company expects annual amortization expense to be as follows (in thousands):

Fiscal Year	Developed Technology Amortization Expense	Patents and Licenses Amortization Expense	Total
2024	1,400	7	1,407
Total	$1,400	$7	$1,407

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$51,704	$81,309
Restricted cash	795	1,015
Total cash, cash equivalents and restricted cash	$52,499	$82,324

Restricted cash of $0.8 and $1.0 million is included in other non-current assets on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$15,539	$16,866
Work-in-process	282	945
Finished goods	11,753	15,245
Total inventory, gross	27,574	33,056
Allowance for excess and obsolete inventory	(7,041)	(11,583)
Total inventories, net	$20,533	$21,473

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Laboratory and manufacturing equipment	$35,563	$33,329
Leasehold improvements	13,785	12,234
Computer equipment and software	6,232	5,793
Office furniture and fixtures	1,762	1,713
Property and equipment, gross	57,342	53,069
Less accumulated depreciation and amortization	(35,489)	(29,029)
Construction-in-progress	2,334	1,612
Property and equipment, net	$24,187	$25,652

Depreciation expense was $3.4 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.

Accrued Compensation and Related Benefits

Accrued compensation and related benefits, which are included in current liabilities on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued incentive compensation	$7,337	$1,170
Accrued vacation	2,711	2,795
Accrued payroll taxes and other	994	1,174
Accrued restructuring	825	4,014
Accrued compensation and related benefits	$11,867	$9,153

Refer to Note 14 for additional information on restructuring.

Other Accrued Liabilities

Other accrued liabilities, which are included in current liabilities on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued commissions	$1,010	$800
Accrued interest	295	318
Accrued legal expenses	964	349
Accrued taxes	1,230	1,443
Uninvoiced receipts	1,516	1,078
Accrued warranties	2,593	678
Customer advances	447	577
Accrued restructuring	—	19
Accrued other	1,097	913
Other accrued liabilities	$9,152	$6,175

Deferred Grant Income

In September 2020, the Company executed a contract with the National Institutes of Health (NIH) under NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for their Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $3.6 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively. Cumulative amounts amortized and offsetting against depreciation expense for these assets placed in service were $7.8 million and $4.2 million as of December 31, 2023 and 2022, respectively, and the carrying values of these assets were $14.4 million and $18.0 million, respectively, as of these same dates.

The current portion of deferred grant income on the Company’s consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

6. Debt

The carrying value of debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Convertible notes:
2014 Notes	$569	$568
2019 Notes, non-current	—	54,047
2019 Notes, current	54,530	—
Total convertible notes, net	55,099	54,615
Term loan, non-current	3,414	8,194
Term loan, current	5,000	2,083
Total debt	$63,513	$64,892

Convertible Notes

In February 2014, the Company closed an underwritten public offering of 2014 Senior Convertible Notes (2014 Notes), which will mature on February 1, 2034, unless earlier converted, redeemed or repurchased in accordance with the terms of the 2014 Notes. Holders may require the Company to repurchase all or a portion of their 2014 Notes on each of February 6, 2024 and February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2024, one holder of the 2014 Notes exercised their repurchase right, and the Company repurchased an immaterial amount of principal and accrued interest.

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

Term Loan Facility, net

On August 2, 2021, the Company amended its Revolving Credit Facility to, amongst other things, provide for a new $10.0 million term loan facility (the Term Loan Facility). As of December 31, 2023, the Term Loan Facility was fully drawn with an outstanding principal balance of $7.9 million and a carrying value of $8.4 million. The interest rate on the Term Loan Facility is the greater of 4.0% per annum or a floating per annum rate equal to the prime rate plus 0.75%. Interest on any outstanding term loan advances is due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance is due the earlier of the maturity date or the date the advance is repaid. Principal balances are required to be repaid in 24 equal installments which began on August 1, 2023. The stated maturity of the Term Loan Facility is July 1, 2025. However, if the principal amount of the Company’s convertible debt exceeds $0.6 million as of June 1, 2024 or if the maturity date of the 2019 Notes has not been extended beyond January 1, 2026 by June 1, 2024, then the maturity date of the Term Loan Facility will be June 1, 2024. As there were no contractual requirement to repay the loan as of the balance sheet date, $3.4 million of the Term Loan Facility's carrying value is classified as non-current, consistent with its terms, on the Company’s balance sheet as of December 31, 2023.

On October 26, 2023, the Company entered into an amendment to the Term Loan Facility agreement which removed certain collateral covenants related to the Revolving Credit Facility due to its expiration on August 2, 2023.

Future minimum payments under the Term Loan Facility including the end of term fee payment as of December 31, 2023, are as follows (in thousands):

2024	$5,000
2025	2,917
7,917
End of term fee and debt issuance costs	497
Total Term Loan Facility	$8,414

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

Applying the guidance in ASC 825 Financial Instruments, the Company elected to record the Bridge Loans at their fair value using a probability‐weighted expected return method for the valuation analysis of the Bridge Loans. This resulted in a $13.7 million change in fair value of the Bridge Loans from $25.0 million at inception to $38.7 million as of the Private Placement Closing Date, including the portion attributable to accrued interest, which is reflected as a non-operating unrealized loss on the Bridge Loans in the accompanying consolidated statements of operations for the year ended December 31, 2022. See Note 9 for further detail.

7. Commitments and Contingencies

Leases

The Company has operating leases for buildings, equipment and vehicles. Existing leases have remaining terms ranging from less than one year to approximately 6 years. Some leases contain options to extend the lease, usually for up to five years, along with termination options. The Company’s facility lease has an expiration date of April 30, 2030 and contains an option to extend the lease, for up to five years, along with termination options. The Company is utilizing one floor (19th floor) for its corporate operations with all expense for this floor included within selling, general and administrative expense on the Company’s consolidated statement of operations for the years ended December 31, 2023 and 2022.

As part of the Company’s restructuring plan discussed further in Note 14, in August 2022, the Company entered into an agreement to sublease approximately 25% of its corporate headquarters space (18th floor) in South San Francisco, California for a period of 39 months. As of December 31, 2023, 24 months were remaining on the sublease. The Company expects to recognize $4.8 million of sublease income over the lease term that commenced in October 2022. At December 31, 2023, $2.9 million sublease income is expected to be recognized over the remaining lease term. In addition, on February 28, 2023, the Company signed a second agreement to sublease an additional 25% of its corporate headquarters (21st floor) for a period of 77 months, which commenced on December 1, 2023. The Company expects to recognize additional sublease income of $9.1 million over the lease term. At December 31, 2023, $9.0 million sublease income is expected to be recognized over the remaining lease term.

Rent expense, net of sublease income, is reported within restructuring and related charges for the year ended December 31, 2023, in the consolidated statements of operations. The Company is currently in the process of fully vacating and potentially subleasing an additional floor (20th floor).

Information about the Company's operating leases is as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	5.9 years	6.8 years
Weighted average discount rate per annum	11.8%	11.8%

	Year Ended December 31,
	2023	2022
Operating lease cost (including variable costs)	$11,159	$10,917
Variable costs (including non-lease components)	$3,164	$2,930
Sublease income	$2,679	$189
Cash paid for amounts included in the measurement of operating lease liabilities	$7,931	$7,540

Future minimum lease payments and sublease income as of December 31, 2023 under commenced non-cancelable operating leases are as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Sublease Income	Net Minimum Lease Payments for Operating Leases
2024	$8,086	$(2,877)	$5,209
2025	8,135	(2,952)	5,183
2026	7,821	(1,381)	6,440
2027	7,395	(1,430)	5,965
2028	7,355	(1,480)	5,875
Thereafter	10,225	(2,058)	8,167
Total future minimum payments (receipts)	49,017	$(12,178)	$36,839
Imputed interest	(14,320)
Total operating lease liabilities	34,697
Less: current portion of operating lease liabilities	4,323
Operating lease liabilities, net of current portion	$30,374

Other Commitments

In the normal course of business, the Company enters into various contractual and legally binding purchase commitments. As of December 31, 2023, the Company's open commitments totaled $9.7 million. Capital expenditure commitments as of December 31, 2023 were immaterial.

The Company has entered into several license and patent agreements. Under these agreements, the Company pays annual license maintenance fees, non-refundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. Future payments related to these license agreements have not been included in the open commitments above, as the period of time over which the future license payments will be required to be made, and the amount of such payments, are indeterminable. The Company does not expect the license payments to be material in any particular year.

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

Litigation

On November 28, 2023, a purported stockholder filed a complaint against the Company and the members of the Company’s Board in the United States District Court for the Northern District of California. The complaint has since been voluntarily dismissed. On December 12, 2023 two separate shareholder complaints were filed in the District of Delaware, The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. The Company is reviewing the complaints and has not yet formally responded to them. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed transaction, which was denied by the Court on January 4, 2024. The non-injunctive claims, including breach of fiduciary duty, are still being litigated. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of the Company.

Between October 24, 2023 and January 3, 2024, SomaLogic received 16 letters from purported shareholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement.

Additional lawsuits against the Company and certain of our officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

In the normal course of business, the Company is from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

8. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Cash and cash equivalents:
Money market funds	$35,385	$35,385	$—	$—
Total cash and cash equivalents	$35,385	$35,385	$—	$—

Short-term investments:
U.S. treasury securities	$63,191	$—	$63,191	$—
Total short-term investments	$63,191	$—	$63,191	$—

Total assets measured at fair value	$98,576	$35,385	$63,191	$—

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Cash and cash equivalents:
Money market funds	$53,894	$53,894	$—	$—
Total cash and cash equivalents	$53,894	$53,894	$—	$—

Short-term investments:
U.S. treasury securities	$84,475	$84,475	$—	$—
Total short-term investments	$84,475	$84,475	$—	$—

Total assets measured at fair value	$138,369	$138,369	$—	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the year ended December 31, 2023.

The following table summarizes available-for-sale-securities (in thousands):

			As of December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$35,385	$—	$—	$35,385
Total cash and cash equivalents		$35,385	$—	$—	$35,385

Short-term investments:
U.S. treasury securities	1 or less	$63,169	$22	$—	$63,191
Total short-term investments		$63,169	$22	$—	$63,191

Total available-for-sale securities		$98,554	$22	$—	$98,576

			As of December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$53,894	$—	$—	$53,894
Total cash and cash equivalents		$53,894	$—	$—	$53,894

Short-term investments:
U.S. treasury securities	1 or less	$84,977	$—	$(502)	$84,475
Total short-term investments		$84,977	$—	$(502)	$84,475

Total available-for-sale securities		$138,871	$—	$(502)	$138,369

As of December 31, 2023, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Debt

The 2014 Notes and 2019 Notes (collectively, the Convertible Notes) are not regularly traded. The estimated fair values for these securities represent Level III valuations since a fair value for these securities cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges. The estimated fair value of the 2019 Notes was $58.2 million and $48.4 million as of December 31, 2023 and 2022, respectively. The carrying value of the 2014 Notes approximates fair value as the interest rate and terms are reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

9. Mezzanine Equity

Series B Redeemable Preferred Stock

On January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the Purchase Agreements) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, Casdin), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, Viking, and together with Casdin, the Lenders), whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the Series B-1 Preferred Stock), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the Series B-2 Preferred Stock, and together with the Series B-1 Preferred Stock, the Series B Preferred Stock or the Series B Redeemable Preferred Stock) at a purchase price of $1,000 per share (together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the Private Placement). On the Private Placement Closing Date, 225,000 shares of Series B Preferred Stock were issued in accordance with the Purchase Agreements and the Bridge Loans converted into 30,559 shares of Series B Preferred Stock, for a total of 255,559 shares of Series B Preferred Stock. The Company recorded the Series B Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the consolidated balance sheets as it has features, such as change of control and liquidation preference, which are outside of the Company’s control.

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

The components of the carrying value of the Series B Preferred Stock as of December 31, 2023 and 2022 were as follows (in thousands):

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

10. Shareholders' Deficit

Stock Repurchase Program

On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $20.0 million in shares of the Company’s common stock in the open market or in negotiated transactions through December 31, 2023. The Company repurchased a total of 2,709,703 shares of common stock under the program at a cost of $5.4 million, excluding commission fees, for an average of $1.98 per share for the year ended December 31, 2023. Repurchases under the program were able to be suspended or discontinued at any time at the Company’s discretion, and on October 4, 2023, the Company terminated the program in connection with the announcement of the merger agreement with SomaLogic.

Common Shares Reserved

As of December 31, 2023, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,595	1,277	208
2011 Equity Incentive Plan	1,640	5,964	4,656
2017 Inducement Award Plan	59	2	—
2017 Employee Stock Purchase Plan	—	—	1,581
Total common stock reserved for future issuance	9,294	7,243	6,445

11. Stock-based Compensation

Equity Compensation Plans

2011 Equity Incentive Plan

In January 2011, the Company's board of directors adopted the 2011 Equity Incentive Plan (2011 Plan) under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, PSUs, and performance shares may be granted to its employees, directors, and consultants.

2022 Inducement Equity Incentive Plan

In April 2022, the Company's board of directors adopted the 2022 Inducement Plan and reserved 9.5 million shares of common stock for the issuance of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs. In accordance with Nasdaq listing rules, equity awards issued under the 2022 Inducement Plan are restricted to individuals who are not already employees or directors of the Company. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the 2011 Plan.

The Company's board of directors sets the terms, conditions, and restrictions related to the grant of stock options, RSUs and performance-based awards under its stock-based plans, as well as employee participation in the 2017 Employee Stock Purchase Plan (ESPP). The Company's board of directors determines the number of awards to grant and also sets vesting criteria. In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, subject to the employees’ continued employment. The Company may grant RSUs with different vesting terms from time to time. Stock options granted under the Company's 2022 Inducement Plan and 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. The Company may grant options with different vesting terms from time to time. For performance-based share awards, the Company's board of directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	7,120	$2.58
RSU granted	3,728	$2.32
RSU released	(2,970)	$2.68
RSU forfeited	(945)	$2.17
Balance at December 31, 2023	6,933	$2.46

As of December 31, 2023, the unrecognized compensation costs related to outstanding unvested RSUs under the Company’s equity incentive plans were $13.9 million. The Company expects to recognize those costs over a weighted-average period of 2.5 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2022	7,882	$4.43	7.9	$—
Options granted	2,609	$2.57
Options exercised	(44)	$1.84
Options cancelled	(1,153)	$6.84
Balance at December 31, 2023	9,294	$3.62	8.5	$439
Vested at December 31, 2023	3,497	$3.98	8.2	$78
Unvested awards at December 31, 2023	5,797	$3.40	8.7	$361

Aggregate intrinsic value as of December 31, 2023 was calculated as the difference between the closing price per share of the Company’s common stock on the last trading day of December, which was $2.21, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was immaterial. The total intrinsic value of options vested during the years ended December 31, 2023 and 2022 was $0.1 million and zero, respectively. As of December 31,

2023, the unrecognized compensation costs related to outstanding unvested options under the Company’s equity incentive plans were $12.4 million. The Company expects to recognize those costs over a weighted-average period of 2.3 years.

The weighted average assumptions used to estimate the fair value of options granted were as follows:

	Year Ended December 31,
	2023	2022
Stock options
Weighted average expected volatility	97.1%	91.8%
Weighted average expected term	4.7 years	4.3 years
Weighted average risk-free interest rate	3.9%	2.6%
Dividend yield	—	—
Weighted-average fair value per share	$1.49	$2.21

Expected Term—The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived by analyzing historical exercise behavior.

Expected Volatility—The estimated volatility was based on the historical volatility of the common stock of the Company.

Risk-Free Interest Rate—The risk-free interest rate is the implied yield in effect at the time of the option grant based on U.S. Treasury securities with contract maturities similar to the expected term of the Company’s stock options.

Dividend Rate—The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

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

Activity under the performance-based awards was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2022	453	$4.81
PSU granted	309	$2.42
PSU released	(52)	$9.60
Performance adjustment for 2020 awards	(401)	$4.19
Balance at December 31, 2023	309	$2.42

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of product revenue	$811	$592
Research and development expense	1,671	2,481
Selling, general and administrative expense	10,641	11,807
Total stock-based compensation expense	$13,123	$14,880

12. Income Taxes

The Company' loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(40,587)	$(174,041)
International	(33,617)	(18,887)
Loss before income taxes	$(74,204)	$(192,928)

Significant components of the Company's benefit (expense) from income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	(197)	(87)
Foreign	(373)	(405)
Total current tax expense	(570)	(492)
Deferred:
Federal	—	—
State	—	—
Foreign	118	3,322
Total deferred benefit	118	3,322
Total benefit (expense) from income taxes	$(452)	$2,830

Reconciliation of income taxes at the statutory rate to the benefit (expense) from income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2023	2022
Tax benefit at federal statutory rate	21.0%	21.0%
State tax expense, net of federal benefit	1.3	0.8
Foreign tax expense	8.1	0.8
NOL carryforwards expiring unutilized	(5.5)	(22.8)
Change in valuation allowance	(21.9)	17.1
Federal R&D credit	0.2	0.2
Unrecognized tax benefit	—	0.9
Non-deductible interest/premium	—	(0.3)
Non-deductible loss on Forward Sale of Preferred Stock and Bridge Loans	—	(8.0)
R&D tax credits expiring unutilized	—	(5.2)
Transaction costs	(1.5)	—
Executive stock-based compensation	(2.6)	(0.8)
Return to provision	2.5	—
Other, net	(2.0)	(2.2)
Effective tax rate	(0.4)%	1.5%

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$96,242	$85,182
Reserves and accruals	3,152	3,943
Depreciation and amortization	564	563
Capitalized R&D costs	5,962	3,840
Tax credit carryforwards	15,463	14,456
Stock-based compensation	1,143	2,064
Right-of-use lease liabilities	7,782	8,663
Total gross deferred tax assets	130,308	118,711
Valuation allowance on deferred tax assets	(124,124)	(107,893)
Total deferred tax assets, net of valuation allowance	6,184	10,818
Deferred tax liabilities:
Fixed assets and intangibles	(54)	(3,913)
Right-of-use assets	(6,836)	(7,729)
Total deferred tax liabilities	(6,890)	(11,642)
Net deferred tax liability	$(706)	$(824)

Deferred tax liability per balance sheet	$(841)	$(1,055)
Less deferred tax assets included in other long-term assets	135	231
Net deferred tax liability	$(706)	$(824)

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company completed its Section 382 Study through December 31, 2022 and determined that an ownership change occurred on April 4, 2022 due to the issuance of preferred equity. As a result of this ownership change, a portion of net operating loss (NOL) carryforwards and all R&D credits will expire unutilized. Further limitations are also expected as a result of the merger with SomaLogic that occurred on January 5, 2024.

The Company establishes a valuation allowance for deferred tax assets if the Company determines it is more likely than not the related tax benefit will not be realized. The Company relies on several factors when assessing the realizability of deferred tax assets, including historical financial results, the Company's ability to recover net operating loss carry-forwards, the projected future operating results, and the Company's ability to use tax planning strategies.

The valuation allowances of $124.1 million and $107.9 million as of December 31, 2023 and 2022, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. The Company believes it is more likely than not that U.S. federal and state, Canada and Netherlands deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the U.S. federal and state, Canada and Netherlands.

A reconciliation of the beginning and ending amounts of the valuation allowance for the years ended December 31, 2023 and 2022 is as follows (in thousands):

Valuation Allowance
December 31, 2021	$141,087
Charges to earnings	—
Charges to other accounts	(33,194)
December 31, 2022	107,893
Charges to earnings	—
Charges to other accounts	16,231
December 31, 2023	$124,124

As of December 31, 2023, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $363.5 million, and U.S. federal research and development tax credits of $0.5 million, which begin expiring in 2042. As of December 31, 2023, the

Company had net operating loss carryforwards for state income tax purposes of $220.4 million, which will expire through 2043, and California research and development tax credits of $14.0 million, which do not expire. As of December 31, 2023, we had foreign net loss carryforwards of $36.6 million, which will begin to expire in 2041, and foreign tax credit carryforwards of $6.9 million, which begin to expire in 2037.

The aggregate changes in the balance of the Company's gross unrecognized tax benefits during 2023, and 2022 were as follows (in thousands):

December 31, 2021	$8,515
Increases in balances related to tax positions during a prior period	154
Increases in balances related to tax positions taken during current period	—
Decreases in balances related to tax positions taken during prior period	(1,697)
December 31, 2022	6,972
Increases in balances related to tax positions during a prior period	105
Decreases in balances related to tax positions taken during current period	(138)
December 31, 2023	$6,939

As of December 31, 2023, there were no unrecognized tax benefits that, if recognized, would reduce the Company's effective tax rate. The Company does not anticipate that existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Accrued interest and penalties related to unrecognized tax benefits was included in the income tax provision. The amount was immaterial as of December 31, 2023 and 2022.

The Company files income tax returns in the United States, its various states, and in certain foreign jurisdictions. As a consequence of having operating loss carryforwards, all tax years are open to federal and state examination in the United States. Tax years from 2012 are open to examination in various foreign countries.

13. Segment Reporting

The Company operates in two reportable segments: proteomics and genomics. Each segment is identified by its unique portfolio of products. Proteomics includes instruments, consumables, software, and services based upon technologies used in the identification of proteins. Genomics includes instruments, consumables, software, and services based upon technologies used in the identification of genes (DNA, RNA) and their functions.

During 2023, the CODM began using gross profit to measure the operating performance of the segments. The Company determines each segment’s gross profit by subtracting cost of product and service revenues from segment revenues.

The Company does not prepare or report segmented balance sheet information as the CODM does not use the information to assess segment operating performance. The segments adhere to the same accounting policies as the Company as a whole.

The Company's business segment information was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Revenue:
Proteomics	$63,883	$52,502
Genomics	42,457	45,446
Total revenue	$106,340	$97,948

Gross profit:
Proteomics	$26,239	$20,041
Genomics	24,211	17,010
Total gross profit	$50,450	$37,051

Depreciation & amortization:
Proteomics	$12,072	$12,223
Genomics	601	230
Total depreciation & amortization	$12,673	$12,453

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

The Company records restructuring and related charges as incurred. These items are classified within restructuring and related charges in the consolidated statements of operations for the year ended December 31, 2023, and primarily include severance costs as well as facility costs (net of sublease income) for leased space in South San Francisco that the Company has vacated as part of the restructuring plan. The Company recognized restructuring and related charges of $7.1 million and $9.7 million for the years ended December 31, 2023 and 2022, respectively.

The Company expects to relieve the majority of the existing liability for restructuring charges primarily related to employee severance in 2024. Ongoing restructuring charges will continue to be incurred for facility related costs through the termination of the facility leases. These estimates are subject to a number of assumptions, and actual results may differ.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the years ended December 31, 2023 and 2022 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2021	$—	$—	$—	$—
Restructuring and related charges	5,849	2,885	998	9,732
Cash payments	(1,835)	(2,885)	(979)	(5,699)
Balance at December 31, 2022	$4,014	$—	$19	$4,033
Restructuring and related charges	2,379	4,160	537	7,076
Cash payments	(5,568)	(4,160)	(556)	(10,284)
Balance at December 31, 2023	$825	$—	$—	$825

(1)
Restructuring liabilities are recorded in accrued compensation and related benefits on the consolidated balance sheets.
(2)
Other restructuring liabilities are comprised mainly of sublease commissions and are recorded in other accrued liabilities on the consolidated balance sheets.

The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Restructuring:
Proteomics	$1,010	$1,363
Genomics	714	1,273
Corporate expenses	5,352	7,096
Total restructuring and related charges	$7,076	$9,732

15. 401(k) Plan

The Company sponsors a 401(k) savings plan for its employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 90% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. In 2019 and onward, the employee match formula was 100% up to $3,000 annually. Employer matching contributions to the 401(k) plan were $0.5 million and $0.6 million for the years ended December 31, 2023 and 2022.

16. Subsequent Event

SomaLogic Merger

On January 5, 2024, the Company completed the previously announced Merger pursuant to the Agreement and Plan of Merger, dated as of October 4, 2023 (the “Merger Agreement”), by and among the Company, SomaLogic, and Martis Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub). Pursuant to the Merger Agreement, Merger Sub merged with and into SomaLogic, with SomaLogic surviving as a wholly owned subsidiary of Standard BioTools. At the consummation of the Merger, each issued and outstanding share of common stock of SomaLogic, was converted into the right to receive 1.11 shares of common stock of Standard BioTools, and cash in lieu of fractional shares. At the effective time of the Merger, SomaLogic’s common stockholders owned approximately 57%, and the Company’s common stockholders owned approximately 43%, of the outstanding shares of common stock of the combined company on a fully diluted basis.

In addition, as of the effective time of the Merger, the Company assumed each SomaLogic stock incentive plan, outstanding option to purchase shares of SomaLogic common stock and outstanding restricted stock units convertible into shares of SomaLogic common stock, whether vested or unvested. In addition, as of the Effective Time, each SomaLogic warrant was treated in accordance with its terms.

Due to the limited time between the Merger date and the filing of this Annual Report, it is not practicable for the Company to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting due to the Company's status as a non-accelerated filer and smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our proxy statement for the 2024 annual meeting of stockholders (the Proxy Statement) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Our board of directors has adopted a Code of Ethics and Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website, which is located at www.standardbio.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.
2.
Financial Statement schedule. N/A.
3.
Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
2.1††	Agreement and Plan of Merger, dated January 28, 2014, by and among DVS Sciences, Inc., Standard BioTools Inc. (formerly Fluidigm Corporation), Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	001-34180	2.1	1/29/2014

2.2††	Merger Agreement, dated as of March 28, 2021, as amended by the First Amendment thereto dated as of May 12, 2021 and the Second Amendment thereto dated as of July 15, 2021, by and among SomaLogic, Inc. (CM Life Sciences II, Inc.), S-Craft Merger Sub, Inc., and SomaLogic Operating Co., Inc. (formerly SomaLogic, Inc.).	S-4/A	333-256127	2.1	8/5/2021

2.3†	Agreement and Plan of Merger, dated as of July 25, 2022, by and among SomaLogic, Inc., Panther Merger Subsidiary I, LLC, Panther Merger Subsidiary I, LLC, Palamedrix, Inc., and Securityholder Representative Services LLC.	8-K	001-40090	2.1	7/27/2022

2.4††	Agreement and Plan of Merger, dated as of October 4, 2023, by and among Standard BioTools Inc., SomaLogic, Inc., and Martis Merger Sub, Inc.	8-K	001-34180	2.1	10/4/2023

3.1	Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc.	8-K	001-34180	3.1	1/5/2024

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.	8-K	001-34180	3.1	11/22/2016

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Fluidigm Corporation.	8-K	001-34180	3.1	8/2/2017

3.7	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	001-34180	3.6	4/5/2022

3.8	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	001-34180	3.7	4/5/2022

4.1	Specimen Stock Certificate of Standard BioTools Inc.	S-8	333-264086	4.1	4/1/2022

4.2	Description of Securities.	Filed herewith

4.3	Indenture, dated February 4, 2014, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.1	2/4/2014

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
4.4	First Supplemental Indenture, dated February 4, 2014, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.2	2/4/2014

4.5	Form of Global Note (included in Exhibit 4.4).	8-K	001-34180	4.3	2/4/2014

4.6	Indenture, dated November 22, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.1	11/22/2019

4.7	Form of 5.25% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-34180	4.2	11/22/2019

4.8	Warrant Agreement, dated as of February 22, 2021, by and between SomaLogic, Inc. (formerly CM Life Sciences II Inc.) and Continental Stock Transfer & Trust Company.	8-K	001-40090	10.1	2/26/2021

4.9	Form of SomaLogic, Inc. Subscription Agreement.	8-K	001-40090	10.1	3/29/2021

10.1#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and certain of its officers and directors.	S-1/A	333-170965	10.1	1/28/2011

10.2#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. and certain of its officers and directors.	Filed herewith

10.3	Lease, dated as of March 20, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	5/7/2019

10.4	First Amendment to Lease, dated as of April 26, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2	5/7/2019

10.5	Second Amendment to Lease, dated as of February 25, 2020, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	10.2B	2/25/2021

10.6†	Office Lease, dated as of August 17, 2015, by and among Rodick Equities Inc., Standard BioTools Canada Inc. (formerly Fluidigm Canada Inc.), and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	11/9/2015

10.7	Tenancy for Flatted Factory Space, dated as of July 27, 2005, by and between JTC Corporation and Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.).	S-1	333-170965	10.20	12/3/2010

10.8	Offer of Tenancy for Facility Lease, dated as of October 14, 2013, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and SBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-K	001-34180	10.21	3/12/2014

10.9	Offer of Tenancy for Lease of Additional Space, dated as of April 2, 2015, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.1	8/10/2015

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.10	Lease Agreement, dated as of November 19, 2020, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.2	8/6/2021

10.11	Lease Agreement, dated as of June 8, 2021, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.3	8/6/2021

10.12

Lease Agreement, dated as of December 13, 2021, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.

		10-K	001-34180	10.5D	3/8/2022

10.13	Sublease, dated as of August 30, 2022, by and between Standard BioTools Inc. and CIRC Bio, Inc.	10-Q	001-34180	10.1	11/9/2022

10.14	Sublease, dated as of February 28, 2023, by and between Standard BioTools Inc. and First Databank, Inc.	10-Q	001-34180	10.1	5/9/2023

10.15††	Lease Agreement, dated February 10, 2022, by and between SomaLogic Operating Co., Inc. and Louisville 1 Industrial Owner, LLC.	8-K	001-40090	10.1	2/16/2022

10.16††	Lease Agreement, dated February 10, 2022, by and between SomaLogic Operative Co., Inc. and Louisville 2 Industrial Owner, LLC.	8-K	001-40090	10.2	2/16/2022

10.17†	Second Amended and Restated License Agreement, dated as of May 1, 2004, by and between California Institute of Technology and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2	11/9/2020

10.18†

First Addendum to Second Amended and Restated License Agreement, dated as of March 29, 2007, by and between California Institute of Technology and Standard BioTools Inc. (formerly Fluidigm Corporation).

		10-Q	001-34180	10.2A	11/9/2020

10.19†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3	11/9/2020

10.20†	First Amendment to Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3A	11/9/2020

10.21†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.4	11/9/2020

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.22†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.5	11/9/2020

10.23†	Letter Agreement, dated as of December 22, 2004, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.6	11/9/2020

10.24†	License Agreement, dated as of July 17, 2008, by and between MDS Analytical Technologies, a business unit of MDS INC., and Standard BioTools Inc. (formerly DVS Sciences Inc.).	10-Q/A	001-34180	10.3	9/15/2014

10.25†	Sublicense Agreement, dated as of January 28, 2014, by and between Standard BioTools Inc. (formerly DVS Sciences Inc.) and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q/A	001-34180	10.4	9/15/2014

10.26†	Loan and Security Agreement, dated as of August 2, 2018, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.1	8/2/2018

10.27	Default Waiver and First Amendment to Loan and Security Agreement, dated as of September 1, 2018, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	10-K	001-34180	10.13A	2/27/2020

10.28	Second Amendment to Loan and Security Agreement, dated as of November 20, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.2	11/22/2019

10.29	Third Amendment to Loan and Security Agreement, dated as of April 21, 2020, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.1	4/22/2020

10.30	Fourth Amendment to Loan and Security Agreement, dated as of August 2, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.1	8/5/2021

10.31	Fifth Amendment to Loan and Security Agreement, dated as of December 27, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	10-K	001-34180	10.19E	3/8/2022

10.32	Default Waiver and Consent to Loan and Security Agreement, dated as of March 4, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	10-K	001-34180	10.19F	3/8/2022

10.33	Purchase Agreement, dated as of November 20, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I thereto.	8-K	001-34180	10.1	11/22/2019

10.34†	Solicitation/Contract/Order for Commercial Items, dated as of July 30, 2020, by and between Standard BioTools Inc.	10-Q	001-34180	10.1	11/9/2020

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
	(formerly Fluidigm Corporation) and National Institutes of Health, as amended on September 28, 2020.

10.35†	Amendment of Solicitation/Modification of Contract, dated as of May 10, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	8/6/2021

10.36†	Amendment of Solicitation/Modification of Contract, dated as of September 29, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	11/9/2021

10.37	Series B-1 Loan Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Partners Master Fund, L.P., and Casdin Private Growth Equity Fund II, L.P.	8-K/A	001-34180	10.1	2/11/2022

10.38	Series B-2 Loan Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-34180	10.2	1/24/2022

10.39

Series B-1 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Private Growth Equity Fund II, L.P., and Casdin Partners Master Fund, L.P.

		DEF 14A	001-34180	Anx. B	2/24/2022

10.40

Series B-2 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.

		DEF 14A	001-34180	Anx. C	2/24/2022

10.41	Private Placement Warrants Purchase Agreement, dated February 22, 2021, by and among SomaLogic, Inc. (formerly CM Life Sciences II Inc.), CMLS Holdings LLC and certain directors (and/or entities controlled by them) named in Exhibit A thereto.	8-K	001-40090	10.4	2/26/2021

10.42	Registration Rights Agreement, dated as of January 23, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-34180	10.5	1/24/2022

10.43	SomaLogic, Inc. (formerly CM Life Sciences II Inc.) Form of Amended and Restated Registration Rights Agreement.	8-K	001-40090	10.6	3/29/2021

10.44	Letter Agreement, dated as of March 25, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Capital, LLC, and Viking Global Investors LP.	8-K	001-34180	10.1	3/28/2022

10.45	Letter Agreement, dated as of May 10, 2023, by and between Standard BioTools Inc. and Vikram Jog.	8-K	001-34180	10.3	5/15/2023

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed

10.46	Support Agreement, dated as of March 29, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Caligan Partners LP and certain of its affiliates.	8-K	001-34180	10.1	3/29/2022

10.47#	Endorsement Split-Dollar Life Insurance Agreement, dated as of September 9, 2017, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Stephen Christopher Linthwaite.	10-Q	001-34180	10.5	11/7/2017

10.48#	Standard BioTools Inc. (formerly Fluidigm Corporation) Executive Bonus Plan.	10-Q	001-34180	10.25	3/28/2011

10.49#	Form of Amended and Restated Employment and Severance Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and each of its executive officers.	8-K	001-34180	10.14	12/11/2012

10.50#	Standard BioTools Inc. (formerly Fluidigm Corporation) Form of Retention Letter.	8-K	001-34180	10.10	1/24/2022

10.51#	Michael Egholm Offer Letter.	8-K	001-34180	10.7	1/24/2022

10.52#	Hanjoon Alex Kim Offer Letter.	8-K	001-34180	10.9	1/24/2022

10.53#	Jeffery G. Black Offer Letter.	8-K	001-34180	10.1	5/15/2023

10.54#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2020 Change of Control and Severance Plan.	10-Q	001-34180	10.5	8/7/2020

10.55#	Standard BioTools Inc. 2020 Change of Control and Severance Plan Participation Agreement, dated as of May 10, 2023, by and between Standard BioTools Inc. and Jeffery G. Black.	8-K	001-34180	10.2	5/15/2023

10.56#	Standard BioTools Inc. 2023 Change of Control and Severance Plan.	8-K	001-34180	10.1	7/28/2023

10.57#	Standard BioTools Inc. 2023 Change of Control and Severance Plan Participation Agreement, dated as of July 27, 2023, by and between Standard BioTools Inc. and Michael Egholm, Ph.D.	8-K	001-34180	10.2	7/28/2023

10.58#	Standard BioTools Inc. 2023 Change of Control and Severance Plan Participation Agreement, dated as of July 24, 2023, by and between Standard BioTools Inc. and Hanjoon Alex Kim.	10-Q	001-34180	10.9	8/8/2023

10.59#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan, as amended.	S-1	333-170965	10.3	12/3/2010

10.60#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan Forms of Agreements.	S-1	333-170965	10.3A	12/3/2010

10.61#	Amendments to the Standard BioTools Inc. 2011 Equity Incentive Plan, the Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan and the Standard BioTools Inc. (formerly DVS Sciences, Inc.) 2010 Equity Incentive Plan.	8-K	001-34180	10.2	8/2/2017

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.62#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-34180	10.1	1/5/2024

10.63#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Forms of Agreements for U.S. Participants.	SC TO-I	005-86635	(d)(2)	8/23/2017

10.64#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	005-86635	(d)(3)	8/23/2017

10.65#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	005-86635	(d)(4)	8/23/2017

10.66#	UK Sub-Plan to the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan.	SC TO-I	005-86635	(d)(5)	8/23/20217

10.67#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(6)	8/23/2017

10.68#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Stock Option Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(7)	8/23/2017

10.69#	Standard BioTools Inc. 2011 Equity Incentive Plan Form of PSU Award Agreement.	8-K	001-34180	10.3	7/28/2023

10.70#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2017 Inducement Award Plan and Form of Agreements.	8-K	001-34180	10.1	1/11/2017

10.71#	Standard BioTools Inc. (formerly Fluidigm Corporation) Amended and Restated 2017 Employee Stock Purchase Plan.	8-K	001-34180	10.1	6/24/2020

10.72#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-264086	4.9	4/1/2022

10.73#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-264086	99.1	4/1/2022

10.74#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement.	S-8	333-264086	99.2	4/1/2022

10.75#	SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.7	5/14/2021

10.76#	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.8	5/14/2021

10.77#	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.9	5/14/2021

10.78#	SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.10	5/14/2021

10.79#	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.11	5/14/2021

10.80#	SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.1	8/5/2021

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.81#	SomaLogic, Inc. Employee Stock Purchase Plan.	S-4/A	333-256127	10.2	8/5/2021

10.82#	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.3	6/5/2021

10.83#	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.4	6/5/2021

10.84#	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.5	6/5/2021

10.85#	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.6	6/5/2021

10.86#	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.7	6/5/2021

10.87	Third Amendment to Collaboration Agreement, dated September 21, 2023, by and among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina, Inc.	10-Q	001-40090	10.1	11/8/2023

10.88	Second Amendment to Collaboration Agreement, dated June 15, 2023, by and among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina Inc.	10-Q	001-40090	10.4	8/14/2023

10.89	First Amendment to Collaboration Agreement, dated November 14, 2022, by and among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	001-39796	10.38	3/28/2023

10.90† ††	Collaboration Agreement, dated December 31, 2021, by and among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	001-40090	10.36	3/29/2022

10.91†	Amendment No. 2 to Master Collaboration Agreement, dated as of January 4, 2023, by and between SomaLogic Operating Co., Inc. and Novartis Pharma AG.	8-K	001-40090	10.1	1/10/2023

10.92†	Master Collaboration Agreement, dated September 20, 2019, by and between SomaLogic, Inc. and Novartis Pharma AG.	S-4/A	001-39796	10.33	6/5/2021

10.93†	Amended and Restated Master SomaScan Discovery Services Agreement, dated October 13, 2020, by and between SomaLogic, Inc. and Amgen Inc.	S-4/A	001-39796	10.34	6/5/2021

10.94	Second Amendment to Supply Agreement, dated April 11, 2023, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-Q	001-40090	10.1	8/14/2023

10.95†	Supply Agreement, dated April 8, 2019, by and between SomaLogic, Inc. and Agilent Technologies, Inc., as amended by that certain First Amendment to Supply Agreement, dated October 1, 2021, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-K	001-40090	10.34	3/29/2022

10.96#	Standard BioTools Inc. Amended and Restated Outside Director Equity Compensation Policy.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
21.1	Subsidiaries of Standard BioTools Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

97.1#	Standard BioTools Inc. Clawback Policy.	Filed herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

# Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv) or pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

†† The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

~ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that Standard BioTools Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD BIOTOOLS INC.

Dated: March 1, 2024	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Egholm and Jeffrey Black, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Egholm, Ph.D.	President and Chief Executive Officer (Principal Executive Officer); Director	March 1, 2024
Michael Egholm, Ph.D.

/s/ Jeffrey Black	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2024
Jeffrey Black

/s/ Tom Carey	Chairman of the Board of Directors	March 1, 2024
Tom Carey

/s/ Fenel M. Eloi	Director	March 1, 2024
Fenel M. Eloi

/s/ Eli Casdin	Director	March 1, 2024
Eli Casdin

/s/ Kathy Hibbs	Director	March 1, 2024
Kathy Hibbs

/s/ Troy Cox	Director	March 1, 2024
Troy Cox

/s/ Frank Witney, Ph.D.	Director	March 1, 2024
Frank Witney, Ph.D.