Form 10-K/A
period 2023-12-31
STANDARD BIOTOOLS INC.
filed 2024-04-26
CIK 1162194

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

As of April 10, 2024, there were 378,860,686 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
PricewaterhouseCoopers LLP	San Jose, California	238

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Standard BioTools Inc. (the “Company,” “we,” “our,” “us”) for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

In this Amendment, unless the context specifically indicates otherwise, “the Company”, “we”, “us” and “our” refer to Standard BioTools Inc. and its subsidiaries.

i

Special Note Regarding Forward-looking Statements

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition (M&A) activity and restructuring plans (including expense reduction activities involving potential subleasing and talent relocation plans, modifications to the scope of the company’s proteomic and genomics businesses and discontinuing of certain product lines) and our expectations regarding the benefits and integration of acquired businesses and/or products (including in connection with our merger with SomaLogic, Inc. in January 2024). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” in the Original 10-K and elsewhere in the Original 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Amendment. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Amendment completely and with the understanding that our actual future results may be materially different from what we expect.

Unless the context requires otherwise, references in this Amendment to “Standard BioTools,” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.

ii

STANDARD BIOTOOLS INC.

FISCAL YEAR 2023

FORM 10-K

ANNUAL REPORT

iii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate Governance Principles

Our board of directors (the “Board”) has adopted a set of principles that establish the corporate governance policies pursuant to which the Board intends to conduct its oversight of our business in accordance with its fiduciary responsibilities. Among other things, these corporate governance principles address the establishment and operation of Board committees, the role of our chairman, and matters relating to director independence and performance assessments. Our corporate governance principles can be found on our website at https://investors.StandardBio.com by clicking on Governance — Governance Overview.

Role and Composition of the Board

As identified in our corporate governance principles, the role of our Board is to oversee the performance of our Chief Executive Officer (“CEO”) and other senior management. Our Board is responsible for hiring, overseeing, and evaluating management, while management is responsible for running our day-to-day operations.

Our Board currently has seven members and is divided into three staggered classes of directors.

The following table sets forth the names, ages as of April 10, 2024, and certain other information for each of our current directors:

Name	Class	Age	Position	Director Since	Current Term Expires

Michael Egholm, Ph.D.	I	61	President, CEO and Director	2022	2026

Thomas Carey(3)	I	62	Chairman	2024	2026

Eli Casdin(1)(3)	I	51	Director	2022	2026

Troy Cox(1)(2)	II	59	Director	2024	2024

Fenel M. Eloi(2)	II	66	Director	2023	2024

Kathy Hibbs(2)(3)	III	60	Director	2024	2025

Frank Witney, Ph.D.(1)(2)	III	70	Director	2022	2025

(1)  Member of our Human Capital Committee.

(2)  Member of our Audit Committee.

(3)  Member of our Nominating and Corporate Governance Committee.

At each annual meeting of stockholders, a class of directors is elected for a term of three years to succeed the class of directors whose terms are then expiring. The terms of the Class I, Class II and Class III Directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the year 2024 for the Class II directors, 2025 for the Class III Directors, and 2026 for the Class I Directors.

2023 Board Meetings

During fiscal 2023, our Board held eleven (11) meetings (including regularly scheduled and special meetings), and the various standing committees of our Board held a total of fifteen (15) meetings. All of our directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which they served during the past fiscal year, in each case during the period that he or she served as a director, except for Eli Casdin who attended seven (7) of the thirteen (13) meetings of the Board and of the committees on which he served during the past fiscal year, the entire period of which he served as a director.

Director Attendance at Annual Meeting of Stockholders

Although we do not have a formal policy regarding attendance by members of our Board at annual meetings of stockholders, we encourage all directors to attend.

Board Leadership Structure

Our corporate governance principles provide that the Board will fill the chairman and CEO positions based upon the Board’s view of what is in our best interests at any point in time. Although our current chairman is a non-employee director, the Board has not adopted any policy requiring separation of the chairman and CEO positions or requiring allocation of the chairman position to a non-employee director. Thomas Carey, an independent director with substantial public board and chairman experience, as well as extensive executive leadership experience, currently serves as our chairman. Mr. Carey previously served as a member of Exact Sciences Corporation’s (Nasdaq: EXAS), a publicly traded cancer diagnostics company, SomaLogic, Inc.’s (which previously traded under Nasdaq: SLGC) board of directors and as the chair of the board of directors of Vital Biosciences, Inc., a venture capital backed point-of-care diagnostics company. Our Board believes that Mr. Carey’s qualifications to serve as chairman include his more than twenty years of broad life sciences industry expertise and his background in finance.

Separating the positions of the chairman and CEO allows our CEO to focus on our day-to-day business, while allowing our chairman to lead our Board in its fundamental role providing independent advice to and oversight of management. The Board believes that having an independent director serve as chairman is the appropriate leadership structure for Standard BioTools at this time and demonstrates our commitment to good corporate governance.

Executive Sessions of Independent Directors

In order to promote open discussion among independent directors, our Board has a policy of conducting executive sessions of independent directors during each regularly scheduled board meeting and at such other times as requested by an independent director. These executive sessions are chaired by our independent chairman. Dr. Egholm does not participate in such sessions.

Board’s Role in Risk Oversight

While our management team is responsible for the day-to-day management of the risks Standard BioTools faces, our Board has the responsibility to oversee management’s processes for identifying, monitoring, and addressing enterprise risks, evaluate and discuss with management its assessments of matters relating to enterprise risks, and oversee and monitor management’s plans to address such risks. The Board takes an enterprise-wide approach to risk management designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance, and to enhance stockholder value. In order to understand the most significant risks faced by the Company and the steps being taken to manage those risks, Standard BioTools conducts annual enterprise risk management assessments, facilitated by the Company’s executive leadership team in collaboration with the internal audit function, which are presented by management annually at a Board meeting. The Company’s information technology team conducts cybersecurity assessments, which are presented at each quarterly Audit Committee meeting. The Company is working toward enhancing its compliance policies, procedures and practices to continuously improve the Company’s approach to risk management. The Board’s review of our business is an integral aspect of its assessment of management’s tolerance for risk and its determination as to the appropriate level of risk for our Company.

Although the Board has determined that enterprise risk management should be the responsibility of the Board as a whole, it has delegated responsibility to oversee specific areas of risk management to its committees. Our Audit Committee focuses on financial risks, including risks related to the Company’s investment policy and practices, as well as overseeing and reviewing the Company’s cybersecurity, data privacy, and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and respond to data breaches. The Audit Committee also monitors the Company’s compliance with laws, regulations, and related Company policies, including our whistleblower policy, anticorruption compliance policy, related person transactions policy, and Code of Ethics and Conduct. Our Nominating and Corporate Governance Committee additionally assists the Board in fulfilling its oversight responsibilities with respect to the management of risk associated with corporate governance and board organization, membership, and structure. Our Human Capital Committee considers risks related to the attraction and retention of talent and risks related to the design of compensation programs and arrangements.

At periodic meetings of the Board and its committees and in other meetings and discussions, management reports to, and seeks guidance from, the Board and its committees with respect to the most significant risks that could affect our business, such as legal, financial, tax, audit, and cybersecurity-related risks. In addition, among other matters, management provides periodic reports on our compliance programs and efforts to our Audit Committee and reports with respect to governance to the Nominating and Corporate Governance Committee.

Board Committees

Our Board has three standing committees: an Audit Committee, a Human Capital Committee (previously referred to as the Compensation Committee), and a Nominating and Corporate Governance Committee. Each committee operates under a written charter approved by our Board that satisfies the applicable standards of the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). The committee charters are available on our website at https://investors.StandardBio.com by clicking on Governance — Governance Overview.

Audit Committee. Our Audit Committee met five (5) times during fiscal 2023. Our Audit Committee is currently chaired by Mr. Eloi. The current committee members are Mr. Eloi, Mr. Cox, Ms. Hibbs and Dr. Witney. During the period from January 1, 2023 through March 15, 2023, the Audit Committee consisted of Laura (chair), Martin Madaus, Ph.D. and Dr. Witney. On March 15, 2023, Mr. Eloi joined the Audit Committee, and from March 15, 2023 through December 31, 2023, the Audit Committee consisted of Ms. Clague (chair), Dr. Madaus, Dr. Witney and Mr. Eloi. Our Board has determined that each member of the Audit Committee is independent and financially literate under the current rules and regulations of the SEC and Nasdaq and that Mr. Eloi qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

The Audit Committee oversees our corporate accounting and financial reporting process and the financial and cybersecurity aspects of our enterprise risk management process, and assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is authorized to, among other things:

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

Human Capital Committee. Our Human Capital Committee met five (5) times during fiscal 2023. Our Human Capital Committee is currently chaired by Dr. Witney. The current members of the committee are Dr. Witney, Mr. Casdin and Mr. Cox. During the period from January 1, 2023 through March 15, 2023, the Human Capital Committee consisted of Gerhard Burbach (chair), Bill Colston and Dr. Madaus. On March 15, 2023, Mr. Colston resigned from the Board and all committees and Carlos Paya, M.D., Ph.D. filled the vacancy caused by his resignation. From March 15, 2023 through June 14, 2023, the Human Capital Committee consisted of Mr. Burbach (chair), Dr. Madaus and Dr. Paya. On June 14, 2023, Mr. Burbach resigned from the Board and all committees. On June 16, 2023, Dr. Paya resigned from the committee and Mr. Casdin and Dr. Witney joined the committee. From June 16, 2023 through December 31, 2023, the Human Capital Committee consisted of Dr. Madaus (chair), Mr. Casdin and Dr. Witney. Each member of the Human Capital Committee is an independent director under the applicable rules and regulations of the SEC and Nasdaq. Furthermore, if required to ensure compliance with Rule 16b-3 under the Exchange Act, a subcommittee of the Human Capital Committee or the Board considers and approves the grant of equity awards to our executive officers.

The Human Capital Committee oversees our corporate compensation programs and is authorized to, among other things:

•	review and approve, or make recommendations to the Board to approve, the compensation and benefits of our CEO and other executive officers;
•	review and approve, or make recommendations to the Board to approve, our corporate goals and objectives relevant to the compensation of our CEO;
•	provide oversight of the Company’s overall compensation plans and benefits program; and
•	administer our equity incentive plans.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met five (5) times during fiscal 2023. Our Nominating and Corporate Governance Committee is currently chaired by Mr. Carey. The current members of the committee are Mr. Carey, Mr. Casdin and Ms. Hibbs. During the period from January 1, 2023 through June 14, 2023, the Nominating and Corporate Governance Committee consisted of Dr. Paya (chair) and Mr. Burbach. On June 14, 2023, Mr. Burbach resigned from the Board and all committees and Mr. Eloi filled the vacancy caused by his resignation. From June 14, 2023 through December 31, 2023, the Nominating and Corporate Governance Committee consisted of Dr. Paya (chair) and Mr. Eloi. Our Board has determined that each member of our Nominating and Corporate Governance Committee is an independent director under the applicable rules and regulations of the SEC and Nasdaq.

Our Nominating and Corporate Governance Committee oversees and assists our Board in reviewing and recommending nominees for election as directors and oversees our corporate governance matters. Among other things, the Nominating and Corporate Governance Committee is authorized to:

•	evaluate and make recommendations regarding the composition, organization, and governance of the Board and its committees;
•	evaluate the performance of members of the Board and make recommendations regarding committee and chair assignments;
•	recommend desired qualifications for Board membership and conduct searches for potential members of the Board;
•	oversee the orientation process for new directors and continuing director education;
•	review and recommend Board compensation programs for outside directors;
•	review and make recommendations concerning management succession planning; and
•	develop and make recommendations with regard to our corporate governance guidelines.

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

If our Nominating and Corporate Governance Committee determines that an additional or replacement director is required, the Nominating and Corporate Governance Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Nominating and Corporate Governance Committee, Board, or management. We have from time to time retained a third-party search firm to assist with the identification and evaluation of qualified candidates to serve on the Board.

Process for Recommending Candidates to the Board of Directors

It is the policy of our Nominating and Corporate Governance Committee to consider recommendations for candidates to the Board from stockholders holding not less than one percent (1%) of the outstanding shares of our common stock continuously for at least twelve months prior to the date of submission of the recommendation. Stockholder recommendations for candidates to the Board must be directed in writing to Standard BioTools Inc., 2 Tower Place, Suite 2000, South San Francisco, California 94080, Attention: Corporate Secretary, and must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and Standard BioTools, and evidence of the recommending stockholder’s ownership of our stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership, including issues of character, integrity, judgment, diversity of background and experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments, and the like, and personal references.

Board Tenure and Overboarding Policies

Our Board is committed to good board governance. In addition to the above, our Board, led by the Nominating and Corporate Governance Committee, has adopted a number of other governance principles applicable to our Board, including a principle of limited tenure for directors. Our Board believes that directors should not have “unlimited tenure” and, in general, a Board tenure of nine to ten years is encouraged for directors. Prior to each annual meeting of stockholders, including the Annual Meeting, the Nominating and Corporate Governance Committee considers whether each director eligible for reelection should stand for reelection based on tenure, among other factors.

Our Board has also adopted principles relating to “overboarding.” Prior to accepting a position to serve on any board of directors or other governing body of a for-profit corporation, for-profit organization, or other for-profit entity, our directors must notify relevant individuals, including the Chairman of the Board and the Chair of the Nominating and Corporate Governance Committee. Unless an exception is specifically approved, directors may not accept additional board commitments that would cause them to be considered “overboarded” by the standards of Institutional Shareowner Services or Glass Lewis, and in no event should our non-employee directors sit on more than four (4) public-company boards.

Stockholder Engagement

We believe that understanding the perspective of our stockholders is a key component of good corporate governance and we are committed to an active and robust stockholder engagement program. The goals of our stockholder engagement program are to:

(1)	provide transparency and visibility into our strategy, our financial and operational performance, and our governance practices;
(2)	determine which issues are important to our stockholders and share our views on those issues; and
(3)	discuss and seek feedback on our business, executive compensation, and corporate governance policies and practices.

We engage with stockholders year-round, involving our investor relations team, senior management, and our chairman or Board committee chairs as appropriate and/or requested. This includes participating in investor conferences, industry and formal events, in person one-on-one meetings, and conference calls throughout the year.

Communications with the Board

We have a practice of regularly engaging with our stockholders to seek their feedback, as further described in the section entitled “Stockholder Engagement” above. Stockholders who wish to communicate with our Board or with an individual member of our Board are welcome to do so either (i) in writing, addressed to: Standard BioTools Inc., 2 Tower Place, Suite 2000, South San Francisco, California 94080, Attn: Corporate Secretary, or (ii) by going online to https://investors.StandardBio.com and clicking on Governance — Contact the Board. Communications are distributed to our Board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication.

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

In 2019, at the recommendation of our Nominating and Corporate Governance Committee, our Board adopted:

•	an enterprise-level environment, health, and safety policy;

•	a statement of commitment to doing business responsibly by aligning our strategies and global operations with the United Nations Global Compact principles on human rights, labor laws, environmental protection, and corruption in business;
•	a supply chain transparency and anti-slavery statement; and
•	a business partner code of conduct formally defining our expectations for our distributors, suppliers, vendors, contractors, agents, and all other third parties who provide products or services to us.

These policies and statements can be found on our website at https://investors.StandardBio.com/social-responsibility.

In April 2023, we published an update to our Environmental, Social, and Governance (“ESG”) Report, which was prepared to highlight information regarding our ESG programs. The development of our environmental, health, safety, and social responsibility programs is ongoing. We expect to provide updates and additional information on our website as we move forward.

Code of Ethics and Conduct

We are committed to the highest standards of integrity and ethics in the way we conduct our business. We have adopted a code of ethics and conduct that applies to the members of our Board, our officers and employees (including our CEO, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer), as well as our agents, contractors, and consultants. Our code of ethics and conduct establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws, and conflicts of interest.

Under our code of ethics and conduct, each of our directors, officers, and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigation of complaints relating to accounting or audit matters. These procedures have been adopted and are administered by our Audit Committee.

Our code of ethics and conduct can be found on our website at https://investors.StandardBio.com by clicking on Governance — Governance Overview. When required by the rules of the SEC or Nasdaq, we will disclose any future amendment to, or waiver of, any provision of the code of ethics and conduct for our CEO, Principal Financial Officer, Principal Accounting Officer, or any member of our Board on our website at https://investors.StandardBio.com in the Governance Overview section, within four business days following the date of such amendment or waiver.

Executive Officers

The names of our executive officers, their ages, their positions with Standard BioTools, and other biographical information as of April 10, 2024 are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Michael Egholm, Ph.D.	61	President, Chief Executive Officer, and Director
Jeffrey Black	55	Chief Financial Officer
Hanjoon Alex Kim	53	Chief Operating Officer

Michael Egholm, Ph.D., has served as our President and Chief Executive Officer, and a member of our Board, since April 2022. Dr. Egholm has more than 25 years of proven leadership in developing and commercializing innovative technologies. Prior to joining the Company, he was chief executive officer of Standard BioTools, LLC from October 2021 until April 2022. Prior to that, Dr. Egholm served as the chief technology officer of Danaher Life Sciences from 2017 to September 2021, where he also founded and led Danaher’s corporate venture fund, and he served as president, biopharmaceuticals at Pall Corporation from 2014 to 2017, and chief technology officer from 2010 to 2014. Prior to that Dr. Egholm served as the chief technology officer of Roche’s 454 Life Sciences Corporation. Dr. Egholm is an elected member of the Royal Danish Academy of Sciences and Letters and the named inventor of 40 U.S. patents. he has published more than 100 research papers, with several in renowned peer reviewed journals, including Science, Nature, and The New England Journal of Medicine. Dr. Egholm earned a Ph.D. and Master’s degree in Chemistry from the University of Copenhagen. We believe that Dr. Egholm’s extensive industry experience with life sciences companies qualifies him to serve on our Board.

Jeffrey Black joined the Company as Chief Financial Officer on May 15, 2023. Prior to joining the Company, Mr. Black served as Senior Vice President and Chief Financial Officer of Apollo Endosurgery Inc., a publicly listed medical technology company focused on endoscopic therapies for gastrointestinal conditions and interventional treatment of obesity, from August 2021 until April 2023, when Apollo was acquired by Boston Scientific. Prior to joining Apollo, he served as Executive Vice President and Chief Financial Officer of Alphatec Holdings, Inc., a publicly listed medical technology company focused on the surgical treatment of spinal disorders, from March 2017 to April 2021. Prior to joining Alphatec, Mr. Black was Senior Vice President and Chief Financial Officer of Applied Proteomics, Inc., a proteomics-based diagnostics company, Senior Vice President and Chief Financial Officer of AltheaDx, Inc., a pharmacogenetics diagnostics company, and Senior Vice President and Chief Financial Officer of Verenium Corporation, an industrial biotechnology company. Mr. Black began his career at Ernst & Young LLP. Mr. Black is a member of the board of directors of Cellana, Inc., where he serves as chair of the audit committee. Mr. Black received his B.S. in Business from the University of Arizona.

Hanjoon Alex Kim joined the Company as Chief Operating Officer on April 4, 2022. Prior to joining the Company, Mr. Kim served as the chief business officer of Standard BioTools, LLC, a life science tools company, since October 2021. Previously, he served in various roles at Milliken & Company (“Milliken”) from October 2015 to May 2021, including executive vice president and president of the Healthcare Division of Milliken from June 2019 to May 2021, executive vice president of the Growth Ventures Group from April 2017 to June 2019, and as executive vice president of corporate strategy and corporate development from October 2015 to June 2019. Prior to that, Mr. Kim served in various leadership roles at the Pall Corporation, the Water Quality Group, and the Motion Group at the Danaher Corporation. Mr. Kim received an M.B.A. from the Stanford Graduate School of Business, an M.S. in Mechanical Engineering from the University of Pittsburgh, and a B.S. in Mechanical Engineering from Carnegie Mellon University.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers “NEOs” for the years ended December 31, 2023 and 2022.

Name	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan (2)	All Other (3)	Total
Michael Egholm, Ph.D. President, Chief Executive Officer and Director	2023	$596,667	$—	$560,421	$—	$774,000	$—	$1,931,088
	2022	$373,106	$—	$3,136,336	$12,243,415	$142,472	$520	$15,895,848
Jeffrey Black, Chief Financial Officer (4)	2023	$259,375	$—	400,000	$558,272	$273,900	$750	$1,492,297
Hanjoon Alex Kim, Chief Operating Officer	2023	$430,000	$—	$186,788	$—	$290,000	$3,000	$909,788
	2022	$298,485	$—	$1,120,121	$4,372,645	$62,687	$3,000	$5,856,938
Jeremy Davis, Chief Commercial Officer (5)	2023	$415,000	$—	$363,000	$268,557	$231,000	$—	$1,277,557
	2022	$298,485	$—	$1,040,000	$—	$62,687	$3,000	$1,404,172

(1)	The amounts represent the aggregate grant date fair value of equity awards granted in the year indicated, calculated in accordance with FASB ASC Topic 718 without regard to estimated forfeitures.

(2)	The amounts represent performance-based bonuses pursuant to our annual cash incentive program under the Executive Bonus Plan. For a description of our annual cash incentive program, please see the section entitled “Annual Cash Incentive Program” below.

(3)	The amounts represent contributions made under the Company’s 401(k) defined contribution plan.

(4)	Mr. Black joined as the Company’s Chief Financial Officer in May 2023.

(5)	Mr. Davis continues to serve as the Company’s Chief Commercial Officer but ceased serving as an “executive officer” under the Exchange Act as of March 2023.

Narrative to the Summary Compensation Table

Employment and Transition Agreements

Offer Letter with Dr. Egholm, President, CEO, and Director. In January 2022, Dr. Egholm and the Company entered into an agreement pursuant to which he was appointed as the Company’s President and CEO (the “Egholm Letter”) on April 4, 2022.

Pursuant to the Egholm Letter, Dr. Egholm serves as our CEO and President on an at-will basis, his annual base salary in 2022 was $500,000 (which was increased to $645,000 effective as of April 1, 2023 and again increased to $700,000 effective as of April 1, 2024), and he is eligible to receive an annual bonus with a target level of 100% of his base salary.

Pursuant to the Egholm Letter, Dr. Egholm received a one-time “staking grant” of nonqualified stock options (the “Egholm Option Award”) to purchase 4,529,773 shares of the Company’s common stock with a per share exercise price of $3.99. 25% of the shares subject to this award vested on the first anniversary of the vesting commencement date, and the remaining 75% vests in equal monthly installments over the next three years, subject to his continued employment with the Company, other than in the event of his Death/Disability as described below.

In addition, pursuant to the Egholm Letter, Dr. Egholm received a “staking grant” of 786,049 restricted stock units (“RSUs”) (the “Egholm RSU Award”). 25% of the Egholm RSU Award vested on the first anniversary of the vesting commencement date, and the remaining 75% vests in equal annual installments over the next three years, subject to his continued employment with the Company, other than in the event of his Death/Disability as described below. Additionally, effective as of Dr. Egholm’s start date he received an additional grant of 632 RSUs, which have the same vesting terms as indicated above with respect to the Egholm RSU Award.

If Dr. Egholm’s employment is terminated due to his death or “disability” (as defined in the Severance Plan) (“Death/Disability”), a number of unvested shares underlying the Egholm Option Award and the Egholm RSU Award (if any), that otherwise would vest during the period between the termination date and the one-year anniversary of the termination date immediately will vest.

Dr. Egholm participates in the Severance Plan, as discussed below.

Offer Letter with Mr. Black, Chief Financial Officer. In May 2023, the Company entered into an agreement with Mr. Black pursuant to which he was appointed as the Company’s Chief Financial Officer (the “Black Letter”) on May 15, 2023.

Pursuant to the Black Letter, Mr. Black serves as our Chief Financial Officer on an at-will basis, his annual base salary in 2023 was $415,000 (which was increased to $450,000 effective as of April 1, 2024), and he was eligible to receive an annual bonus with a target level of 55% of his base salary in 2023 (which was increased to 60% effective as of April 1, 2024).

Pursuant to the Black Letter, Mr. Black received nonqualified stock options (the “Black Option Award”) to purchase 400,00 shares of common stock, with an exercise price per share of $1.90. 25% of the shares subject to the Black Option Award vest on the first anniversary of the vesting commencement date, and the remaining 75% vests in equal monthly installments over the next three years, subject to his continued employment with the Company, other than in the event of his Death/Disability as described below.

In addition, pursuant to the Black Letter, Mr. Black received 210,526 RSUs (the “Black RSU Award”). 25% of the shares subject to the Black RSU Award vest on May 15, 2024, the first anniversary of the vesting commencement date, and the remaining 75% vest in equal installments every three months over the next three years, subject to his continued employment with the Company, other than in the event of his Death/Disability as described below.

If Mr. Black’s employment is terminated due to his Death/Disability, a number of unvested shares underlying the Black Option Award and Black RSU Award (if any) that otherwise would vest during the period between the termination date and the one-year anniversary of the termination date immediately will vest.

Mr. Black participates in the Severance Plan, as discussed below.

Offer Letter with Mr. Kim, Chief Operating Officer. In January 2022, the Company entered into an agreement with Mr. Kim pursuant to which he was appointed the Company’s Chief Operating Officer (the “Kim Letter”) on April 4, 2022.

Pursuant to the Kim Letter, Mr. Kim serves as the Company’s Chief Operating Officer on an at-will basis, his annual base salary was $400,000 in 2022 (which was increased to $440,000 effective as of April 1, 2023 and again increased to $500,000 effective as of April 1, 2024), and he was eligible to receive an annual bonus with a target level of 55% of his base salary in 2023 (which was increased to 60% effective as of April 1, 2024). In addition, the Company agreed to reimburse Mr. Kim for relocation expenses up to $150,000.

Pursuant to the Kim Letter, Mr. Kim received nonqualified stock options (the “Kim Option Award”) to purchase 1,617,775 shares of common stock, with an exercise price per share of $3.99. 25% of the shares subject to the Kim Option Award vested on the first anniversary of the vesting commencement date, and the remaining 75% vests in equal monthly installments over the next three years, subject to his continued employment with the Company, other than in the event of his Death/Disability as described below.

In addition, pursuant to the Kim Letter, Mr. Kim received 280,732 RSUs (the “Kim RSU Award”). 25% of the Kim RSU Award vested on the first anniversary of the vesting commencement date and the remaining 75% vests in equal annual installments over three years, subject to his continued employment with the Company, other than in the event of his Death/Disability as described below.

If Mr. Kim’s employment is terminated due to his Death/Disability, a number of unvested shares underlying the Kim Option Award and Kim RSU Award (if any) that otherwise would vest during the period between the termination date and the one-year anniversary of the termination date immediately will vest.

Mr. Kim participates in the Severance Plan, as discussed below.

Offer Letter with Mr. Davis, Chief Commercial Officer. In April 2022, the Company entered into an agreement with Mr. Davis pursuant to which he was appointed Chief Commercial Officer of the Company (the “Davis Letter”) on April 4, 2022.

Pursuant to the Davis Letter, Mr. Davis serves as the Company’s Chief Commercial Officer on an at-will basis, his 2022 annual base salary was $400,000 (which was increased to $420,000 effective as of April 1, 2023 and again increased to $441,000 effective as of April 1, 2024), and he is eligible to receive an annual bonus with a target level of 55% of his base salary.

Pursuant to the Davis Letter, Mr. Davis received 250,000 RSUs (the “Davis RSU Award”). 25% of the shares subject to the Davis RSU Award vest on May 20, 2023, the first anniversary of the vesting commencement date, and the remaining 75% vests every three months over the next three years, subject to his continued employment with the Company, other than in the event of his Death/Disability.

If Mr. Davis’s employment is terminated due to his Death/Disability, a number of unvested shares underlying the Davis RSU Award (if any) that otherwise would vest during the period between the termination date and the one-year anniversary of the termination date immediately will vest.

Mr. Davis participates in the Severance Plan, as discussed below.

Annual Cash Incentive Program

Our cash incentive program, which is adopted annually by the Human Capital Committee pursuant to our Executive Bonus Plan, is intended to provide a significant portion of our executive officers’ potential compensation. Our cash incentive program is performance-based and designed to ensure that our executive officers are focused on our near-term performance—generally as measured by revenue and cash goals established in our annual operating plan. We believe the program supports our “pay-for-performance” culture.

In early 2023, our Human Capital Committee, in conjunction with our compensation consultant, Pearl Meyer, reviewed our annual cash incentive program to ensure its focus on the Company’s strategic imperatives and alignment with stockholder interests. The Human Capital Committee structured the 2023 cash incentive program (the “2023 Cash Incentive Program”) with the financial objectives of incentivizing revenue growth.

Target incentive opportunities for the executive officers are reviewed annually to ensure they are competitive as compared to our peer group and are based on annual base salary. The 2023 base salary, target cash incentive percentage, and target cash incentive amount under our 2023 Cash Incentive Program for each NEO are set forth in the table below:

NEO	Annualized Base Salary ($)	Target Cash Incentive as a % of 2023 Base Salary	Target Cash Incentive Amount ($)
Michael Egholm, Ph.D.	645,000.00	100%	645,000.00
Jeffrey Black	415,000.00	55%	228,250.00
Hanjoon Alex Kim	440,000.00	55%	242,000.00
Jeremy Davis	420,000.00	55%	231,000.00

2023 Cash Incentive Program Structure. Our 2023 Cash Incentive Program was based on the achievement of two specified Company targets, revenue and free cash flow. The program had two equally weighted Company targets, which were equally weighted (i.e., 50% per specified period). Funding or potential payout under the program would initiate at 90% of the revenue target (threshold) and 15% over the free cash flow target if the revenue threshold was met and payout would be capped at target (200%).

The targets for the two specified performance periods under the 2023 Cash Incentive Program were as follows:

•	Metric 1: $108.7 million target revenue for Full Year 2023
•	Metric 2: ($31.7) million target Free Cash Flow for Full Year 2023

Committee Discretion

Under the cash incentive program, the Human Capital Committee retains discretion to pay or eliminate bonuses, including payments under this program, irrespective of achievement of the pre-established goals. We believe that maintaining this flexibility is helpful in ensuring that executive officers are neither rewarded nor penalized as a result of unusual circumstances not foreseeable at the time the goals were developed. The Human Capital Committee did not exercise its discretion to deviate from the requirements set for the 2023 Cash Incentive Program.

Equity Award Program

Historically, our Human Capital Committee has granted equity awards to new executive officers upon commencement of their employment and has considered providing additional grants to existing executive officers annually based on our overall individual and corporate performance. These options and RSUs generally vest based on continued service over four years, which is designed to ensure increased retention of our executive officers.

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

Clawback Policy

In October 2023, our Board adopted a clawback policy as required by SEC rules and the corresponding Nasdaq listing standards. The clawback policy generally provides that we will seek to recover, in the event of a required accounting restatement, excess incentive compensation received by covered officers where that compensation is based on erroneously reported financial information, regardless of fault or misconduct.

Outstanding Equity Awards at Fiscal Year-End for 2023

The following table presents information concerning unexercised options and unvested stock awards outstanding as of December 31, 2023 for each NEO. Each outstanding equity award was granted pursuant to our 2011 Plan except where indicated. Vesting in all instances is subject to the NEO’s continued service through the applicable vesting date, except in the event of the Death/Disability of Dr. Egholm, Mr. Black, Mr. Kim or Mr. Davis, as described herein.

	Stock Options							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares that Have Not Vested		Market Value of Shares that Have Not Vested (1)
Michael Egholm, Ph.D.	1,887,412	(2)	2,642,361	(2)		$3.99	4/4/2032	589,537	(3)	$1,302,877
								231,579	(7)	$511,790
Jeffrey Black	—		400,000	(8)		$1.90	5/15/2033	210,549	(9)	$465,313
Hanjoon Alex Kim	674,076	(2)	943,699	(2)		$3.99	4/4/2032	210,549	(3)	$465,313
								77,185	(7)	$170,579
Jeremy Davis	18,750	(4)	131,250	(4)		$2.42	7/20/2033	156,250	(5)	$345,313
								166,667	(6)	$368,334
								131,250	(4)	$290,063

(1)	Based on the closing price of our common stock of $2.21 per share on December 31, 2023, as reported on the Nasdaq Global Select Market, and the number of RSUs and performance-based RSUs that had not vested as of December 31, 2023.

(2)	The stock options vest over four years, with 1/4th of the total number of shares subject thereto vesting on April 4, 2023 and 1/48th of such shares vesting monthly thereafter until fully vested.

(3)	The RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on April 4, 2023 and 1/4th of such shares vesting every twelve months thereafter until fully vested.

(4)	The stock options and RSUs vest over four years, with 1/16th of the total number of shares subject thereto vesting on August 20, 2023 and 1/16th of such shares vesting every three months thereafter until fully vested.

(5)	The RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on May 20, 2023 and 1/16th of such shares vesting every three months thereafter until fully vested.

(6)	The RSUs vest over three years, with 1/12th of the total number of shares subject thereto vesting on February 20, 2023 and 1/12th of such shares vesting every three months thereafter until fully vested.

(7)	Vesting of the performance-based RSUs was contingent upon the Board’s certification that the Company met certain revenue and EBITDA targets for 2023, which targets were determined to have been met on April 4, 2024. See below under the caption “Performance-Based Awards” for more information on these awards.

(8)	The stock options vest over four years, with 1/4th of the total number of shares subject thereto vesting on May 15, 2024 and 1/48th of such shares vesting monthly thereafter until fully vested.

(9)	The RSUs vest over four years, with 1/4th of the total number of shares subject thereto vesting on May 15, 2024 and 1/16th of such shares vesting every three months thereafter until fully vested.

Potential Payments Upon Termination or Change of Control

Severance Plan

Standard BioTools previously adopted the 2023 Change of Control and Severance Plan and entered into 2023 Change of Control and Severance Plan Participation Agreements (together, the “Standard BioTools Severance Plan”), with each of Dr. Egholm, Jeffrey Black, Hanjoon Alex Kim and Jeremy Davis (the “Standard BioTools Non-CEO Executives,” and together with Dr. Egholm, the “Standard BioTools Executives”). Each of the Standard BioTools Executives is eligible to receive certain payments and benefits under the Standard BioTools Severance Plan in the event that the Standard BioTools Executive’s employment with Standard BioTools is terminated without “cause,” or the Standard BioTools Executive terminates his or her employment with Standard BioTools for “good reason” (each as defined in the Standard BioTools Severance Plan).

Termination of Employment Other than for Cause or upon Death or Disability

Under the Standard BioTools Severance Plan, if the Standard BioTools Executive’s employment is terminated outside of the period beginning three months before a change of control and ending 12 months after a change of control (such period, the “Change of Control Period”) for a reason other than cause or the Standard BioTools Executive’s death or disability, the Standard BioTools Executive will be entitled to receive the following severance benefits:

•	Continued payments (less applicable withholdings) totaling 75% of the Standard BioTools Executive’s annual base salary in effect as of the date of termination in equal installments over a period of nine months in the case of the Non-CEO Executives, or, in the case of the Chief Executive Officer, 200% of his annual base salary paid in equal installments over a period of 24 months.
•	Reimbursement of costs of continued health coverage for the Standard BioTools Executive, the Standard BioTools Executive’s spouse, and/or the Standard BioTools Executive’s dependents, as applicable, for a period of up to nine months in the case of the Non-CEO Executives, or, in the case of the Chief Executive Officer, 12 months.
•	Reasonable outplacement services in accordance with any applicable policy of Standard BioTools that is in effect as of the Standard BioTools Executive’s termination (or if no such policy is in effect, as determined by Standard BioTools).
•	For the Chief Executive Officer, pursuant to Dr. Egholm’s Participation Agreement, 100% vesting acceleration of a number of unvested shares underlying Dr. Egholm’s then-outstanding equity awards that otherwise would vest during the period between his termination date and the one-year anniversary of his termination date (with the remainder forfeited on termination).

Termination of Employment without Cause or for Good Reason Following a Change of Control

Under the Standard BioTools Severance Plan, if the executive’s employment is terminated within the Change of Control Period either (i) by Standard BioTools for a reason other than cause or the Standard BioTools Executive’s death or disability or (ii) by the Standard BioTools Executive for good reason, the Standard BioTools Executive will be entitled to receive the following severance benefits:

•	A lump-sum payment (less applicable withholdings) totaling 150% in the case of the Non-CEO Executives, or, in the case of the Chief Executive Officer, 250%, of the sum of (x) the Standard BioTools Executive’s annual base salary (as in effect immediately before termination or immediately before the change of control, whichever is higher) plus (y) the greater of (A) the Standard BioTools Executive’s annual target bonus (as in effect immediately before termination or immediately before the change of control, whichever is higher) or (B) the average of the annual bonuses actually paid to the Standard BioTools Executive for the three fiscal years preceding the year in which termination occurs.
•	A pro-rated payment of the Standard BioTools Executive’s annual target bonus in effect at the time of the change of control.
•	Reimbursement of costs for continued health coverage for the Standard BioTools Executive, the Standard BioTools Executive’s spouse, and/or the Standard BioTools Executive’s dependents, as applicable, for a period of up to 18 months in the case of the Non-CEO Executives, or, in the case of the Chief Executive Officer, 30 months.
•	100% vesting acceleration of the Standard BioTools Executive’s then-outstanding and unvested equity awards, provided that, if an equity award is to vest and/or the amount of the award to vest is to be determined based on the achievement of performance criteria, then, unless otherwise provided in the applicable equity award agreement, 100% of such equity award will vest assuming the applicable performance criteria had been achieved at target levels for the relevant performance period(s).
•	Reasonable outplacement services in accordance with any applicable policy of Standard BioTools that is in effect as of the executive’s termination (or if no such policy is in effect, as determined by Standard BioTools), except that such outplacement services will be in no case less than the outplacement services provided under any applicable policy of Standard BioTools that is in effect immediately prior to the applicable change of control.

Conditions to the Receipt of Severance Benefits

The severance payments and benefits described above are conditioned upon each Standard BioTools Executive’s timely execution and non-revocation of a separation and release of claims agreement in a form reasonably satisfactory to Standard BioTools within the period set forth in the Standard BioTools Severance Plan and compliance with any confidentiality, proprietary information and inventions assignment agreement and any other appropriate agreement between the Standard BioTools Executive and Standard BioTools.

Other Termination of Employment

If a Standard BioTools Executive’s employment is terminated for any reason other than by Standard BioTools without cause or by the Standard BioTools Executive for good reason (including by reason of death or disability), the Standard BioTools Executive will only be entitled to receive any amounts earned or accrued but unpaid as of the date of termination in accordance with Standard BioTools’ normal policies and practices, including any salary, bonus or incentive compensation with respect to the calendar year prior to the year of termination, business expenses incurred in the performance of the Standard BioTools Executive’s duties, and vacation pay.

280G Cutback

All payments to a Standard BioTools Executive, as applicable, under the Standard BioTools Severance Plan, including, without limitation, the payment of severance benefits or the accelerated vesting of equity, will be reduced or adjusted to avoid triggering the excise tax imposed by Section 4999 of the Code, if such adjustment would result in the provision of a greater total benefit, on a net after-tax basis (after taking into account taking any applicable federal, state and local income taxes and the excise tax imposed by Section 4999), to the Standard BioTools Executive.

Termination of the Standard BioTools Severance Plan

For the Standard BioTools Executive Officers, the Standard BioTools Severance Plan has an initial three-year term ending on July 24, 2026, and automatically renews thereafter for successive one-year periods. For Standard BioTools participants at the “vice president” level, the Standard BioTools Severance Plan has an initial one-year term ending on July 24, 2024 and expires unless explicitly renewed by the Human Capital Committee of the Standard BioTools Board.

Performance-Based Awards

On April 11, 2023, Dr. Egholm and Mr. Kim were each granted a target of 231,579 and 77,185 performance-based RSUs (the “PSUs”) under the 2011 Plan, with each PSU representing the right, upon achievement of certain pre-established performance criteria, to receive one share of common stock, subject to certain vesting conditions and continued employment. On April 5, 2024, the Board authorized and approved, at the recommendation of the Human Capital Committee, the vesting of the PSUs to Dr. Egholm and Mr. Kim in the amount of 212,126 shares and 70,702 shares, respectively, based on the Human Capital Committee’s determination that 91.6% of the PSU performance goals had been achieved. The PSUs fully vested as of March 31, 2024.

Director Compensation

Compensation Policy

We have a non-employee director compensation policy (the “Compensation Policy”), adopted in April 2024, pursuant to which non-employee directors receive an annual retainer for service on our Board and an annual retainer for service on committees of the Board as set forth below. Prior to April 2024, we had an outside director equity compensation policy and our Board approved cash compensation terms for outside directors, with substantially similar terms to the Compensation Policy, other than certain amendments to the annual cash retainer for each non-employee director, certain amendments to the initial equity awards and annual equity awards for non-employee directors, and the addition of the annual equity award to the Chairperson, as described below.

Current Compensation Policy

Annual cash retainer for each non-employee director	$50,000
Additional cash retainer for chairperson of the Board	$50,000
Annual cash retainer for each Audit Committee member	$10,000
Annual cash retainer for each Human Capital Committee member	$7,000
Annual cash retainer for each Nominating and Corporate Governance Committee member	$5,000
Annual cash retainer for chairing the Audit Committee	$10,000
Annual cash retainer for chairing the Human Capital Committee	$8,000
Annual cash retainer for chairing the Nominating and Corporate Governance Committee	$5,000

The Compensation Policy also formalizes the granting of equity compensation to non-employee directors under our 2011 Plan. The Compensation Policy provides for grants of equity awards as set forth below:

		Grant Date Value:
Type of Award	Description	Restricted Stock Units (RSUs)	Stock Options
Initial Awards	Granted to new non-employee directors upon initial election / appointment	—	$350,000
Annual Awards	Granted to continuing non-employee directors on the date of each annual meeting of the Company’s stockholders following election / appointment	$100,000	$100,000
Chairperson Annual Award	Granted to continuing non-employee director for chairmanship of the Board on the date of each annual meeting of the Company’s stockholders following election / appointment	—	$50,000

Non-employee directors are eligible to receive all types of awards under the 2011 Plan except for incentive stock options, and may receive discretionary awards not covered by the Compensation Policy.

The exercise price of all stock options granted pursuant to the Compensation Policy will be 100% of the fair market value of our common stock on the date of grant and the term of all stock options will be ten years.

All awards granted to non-employee directors under the 2011 Plan are subject to vesting, conditioned upon the recipient’s continued service on the Board through the applicable vesting date, as set forth below.

•	Initial option awards vest and become exercisable in four equal annual installments.
•	Annual option awards and Chairperson annual awards vest and become exercisable in 12 equal monthly installments.
•	Annual RSU awards vest in full on the earlier to occur of (i) the first anniversary of the grant date and (ii) one day prior to the date of the Company’s next annual meeting of stockholders.

Pursuant to the Compensation Policy, in the event of a Change of Control as defined in the 2011 Plan, all unvested equity awards then held by non-employee directors will become 100% fully vested as of the closing of the Change in Control.

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

Non-Employee Director Stock Ownership Guidelines

We maintain stock ownership guidelines for our non-employee directors, as well as our CEO and other executive officers, to further align their interests with the interests of our stockholders, which we review and revise periodically.

Pursuant to the guidelines, which were most recently updated by our Board in January 2023, each non-employee director is expected to accumulate and hold a number of shares of our common stock equal to four times his or her Board cash retainer, and to maintain this minimum amount of stock ownership during the director’s tenure on the Board. For purposes of determining stock ownership pursuant to the guidelines, we include shares owned outright and vested in-the-money stock options, but do not include value or shares attributable to unvested time vesting restricted stock, unvested and/or out-of-the money stock options and/or unearned performance shares. Our non-employee directors are expected to achieve the applicable level of ownership by the end of the fiscal year that follows the five-year anniversary of the date of the guidelines or the date a newly appointed non-employee director joins the Board.

Non-employee directors are not required to purchase shares on the open market in order to comply with the guidelines. In the event a non-employee director falls out of compliance with the guidelines at any time, he or she will be required to maintain 50% of the shares (net of tax and exercise costs) acquired through the vesting or exercise of awards until the guidelines are again satisfied.

2023 Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our Board for the year ended December 31, 2023. The table excludes Dr. Egholm, who was an NEO during 2023, and did not receive any compensation from us in his role as a director in 2023.

Name	Fees Earned and Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Gerhard Burbach (2)	$32,500	$—	$—	$32,500
Thomas Carey (3)	$—	$—	$—	$—
Eli Casdin	$48,500	$57,500	$57,500	$163,500
Laura Clague (4)	$65,000	$57,500	$57,500	$180,000
Bill Colston (5)	$13,000	$—	$—	$13,001
Troy Cox (3)	$—	$—	$—	$—
Fenel M. Eloi (6)	$48,333	$206,000	$57,500	$311,833
Kathy Hibbs (3)	$—	$—	$—	$—
Martin Madaus, Ph.D. (7)	$—	$123,500	$57,500	$181,000
Carlos Paya, M.D., Ph.D. (8)	$108,500	$57,500	$57,500	$223,500
Frank Witney, Ph.D.	$58,500	$57,500	$57,500	$173,500

(1)	Amounts represent the aggregate grant date fair value of the option award and RSU awards, as applicable, calculated in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures. See Note 11 of the notes to our audited consolidated financial statements included in our Original 10-K for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options and RSU awards.

(2)	Mr. Burbach stepped down from the Board on June 14, 2023.

(3)	Mr. Carey, Mr. Cox, and Ms. Hibbs joined the Board on January 5, 2024.

(4)	Ms. Clague stepped down from the Board on January 5, 2024.

(5)	On March 15, 2023, Mr. Colston stepped down from the Board and Mr. Eloi filled the vacancy created by Mr. Colston’s resignation.

(6)	Mr. Eloi joined the Board on March 15, 2023.

(7)	Dr. Madaus stepped down from the Board on January 5, 2024. Dr. Madaus’ stock awards reflects RSUs received in lieu of $66,000 cash fees for 2023.

(8)	Dr. Paya stepped down from the Board on January 5, 2024.

Director Equity Awards

The aggregate numbers of shares underlying stock options and RSUs outstanding at December 31, 2023 for each non-employee director were as follows:

Name	Aggregate Number of Shares Underlying Stock Options Outstanding as of December 31, 2023	Aggregate Number of Shares Underlying RSUs Outstanding as of December 31, 2023
Gerhard F. Burbach	—	—
Thomas Carey	—	—
Eli Casdin	101,352	38,063
Laura M. Clague	136,142	73,877
Bill Colston	—	—
Troy Cox	—	—
Fenel M. Eloi	35,380	98,463
Kathy Hibbs	—	—
Martin Madaus, Ph.D.	101,352	69,302
Carlos Paya, M.D., Ph.D.	154,742	26,376
Frank Witney, Ph.D.	101,352	38,063

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 10, 2024 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our NEOs and directors; and
•	all of our executive officers and directors of as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and RSUs that vest within 60 days. Shares of common stock issuable upon exercise of options and warrants currently exercisable within 60 days and RSUs that vest within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of our common stock is based on 378,860,686 shares of our common stock issued and outstanding as of April 10, 2024.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of our common stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Standard BioTools Inc., 2 Tower Place, Suite 2000, South San Francisco, CA 94080.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% Stockholders:
Entities affiliated with Casdin Capital, LLC(1)	61,907,605	16.34%
Entities affiliated with Viking Global Investors LP(2)	58,651,170	15.48%
Directors and NEOs:
Jeffrey G. Black(3)	238,615	*
Thomas Carey(4)	51,448	*
Eli Casdin(5)	74,534,379	19.66%
Troy Cox(6)	915,582	*
Jeremy Davis(7)	330,000	*
Michael Egholm, Ph.D.(8)	2,985,227	*
Fenel M. Eloi(9)	50,452	*
Kathy Hibbs(10)	51,448	*
Hanjoon Alex Kim(11)	1,095,229	*
Frank Witney, Ph.D.(12)	129,902	*
All current directors and executive officers as a group (9 persons)(13)	80,052,282	20.61%

*	Less than one percent.

(1)	Consists of securities held by Casdin Partners Master Fund, L.P. (“Casdin Master Fund”), Casdin Private Growth Equity Fund II, L.P. (“Casdin Private Growth Fund II”), Casdin Private Growth Equity Fund, L.P. (“Casdin Private Growth Fund”), and Casdin Partners FO1-MSV, LP (“Casdin FO1”). Casdin Capital, LLC (“Casdin Capital”) is the investment adviser to Casdin Master Fund, Casdin Private Growth Fund II, Casdin Private Growth Fund and Casdin FO1, Casdin Partners GP, LLC (“Casdin Partners GP”) is the general partner of Casdin Master Fund and Casdin FO1, Casdin Private Growth Equity Fund II GP, LLC (“Casdin Private Growth GP II”) is the general partner of Casdin Private Growth Fund II, Casdin Private Growth Equity Fund GP, LLC (“Casdin Private Growth GP”) is the general partner of Casdin Private Growth Fund, and Eli Casdin is the managing member of Casdin Capital, Casdin Partners GP, Casdin Private Growth II GP and Casdin Private Growth GP. Represents shared voting and dispositive power held with respect to 44,023,749 shares of common stock held by Casdin Master Fund, 13,939,637 shares of common stock held by Casdin Private Growth Fund II, 2,744,219 shares of common stock held by Casdin Private Growth Fund, and 1,200,000 shares of common stock held by Casdin FO1. Casdin Capital’s address is 1350 Avenue of the Americas, Suite 2600, New York, New York 10019.

(2)	This information is based solely on a Schedule 13G/A jointly by Viking Global Investors LP (“VGI”), Viking Global Opportunities Parent GP LLC (“Opportunities Parent”), Viking Global Opportunities GP LLC (“Opportunities GP”), Viking Global Opportunities Portfolio GP LLC (“Opportunities Portfolio GP”), Viking Global Opportunities Illiquid Investments Sub-Master LP (the “Viking Hybrid Fund”), Viking Global Opportunities Drawdown GP LLC (“Drawdown GP”), Viking Global Opportunities Drawdown Portfolio GP LLC (“Drawdown Portfolio GP”), Viking Global Opportunities Drawdown (Aggregator) LP (the “Viking Drawdown Fund”), O. Andrea Halvorsen, David C. Ott and Rose S. Shabet (collectively, “Viking”), filed with the SEC on March 20, 2024, which reported ownership as of March 18, 2024. Represents (i) 39,296,310 shares of common stock held by Viking Hybrid Fund and (ii) 19,354,860 shares of common stock held by Viking Drawdown Fund. The Viking Hybrid Fund has the authority to dispose of and vote the shares directly owned by it, which power may be exercised by its general partner, Opportunities Portfolio GP, and by VGI, which provides managerial services to the Viking Hybrid Fund. O. Andreas Halvorsen, David C. Ott and Rose Shabet, as Executive Committee members of Viking Global Partners LLC (the general partner of VGI) and Opportunities Parent (the sole member of Opportunities GP, which is the sole member of Opportunities Portfolio GP), have shared authority to direct the voting and disposition of investments beneficially owned by VGI and Opportunities Portfolio GP. The Viking Drawdown Fund has the authority to dispose of and vote the shares directly owned by it, which power may be exercised by its general partner, Drawdown Portfolio GP, and by VGI, which provides managerial services to the Viking Drawdown Fund. O. Andreas Halvorsen, David C. Ott and Rose Shabet, as Executive Committee members of Viking Global Partners LLC (the general partner of VGI) and Opportunities Parent (the sole member of Drawdown GP, which is the sole member of Drawdown Portfolio GP), have shared authority to direct the voting and disposition of investments beneficially owned by VGI and Drawdown Portfolio GP. Viking’s address is c/o Viking Global Investors LP, 600 Washington Boulevard, Floor 11, Stamford, Connecticut 06901.

(3)	Consists of (i) 85,984 shares of common stock held by Mr. Black, (ii) 100,000 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Black and (iii) 52,631 shares of common stock issuable upon vesting of RSUs within 60 days of April 10, 2024 held by Mr. Black.

(4)	Consists of 51,448 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Carey.

(5)	Includes (i) 44,023,749 shares of common stock held of record by Casdin Master Fund, (ii) 13,939,637 shares of common stock held by Casdin Private Growth Fund II, (iii) 2,744,219 shares of common stock held of record by Casdin Private Growth Fund and (iv) 1,200,000 shares of common stock held of record by Casdin FO1 (see Footnote 1 above). Mr. Casdin is the managing member of the general partners of Casdin Master Fund, Casdin Private Growth Fund II, Casdin Private Growth Fund and Casdin FO1, and, as such, is deemed to have indirect beneficial ownership of such shares. Also includes (i) 42,512 shares of common stock held by Mr. Casdin, (ii) 205,760 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Casdin, (iii) 5,700 shares of common stock issuable upon vesting of RSUs in respect to which Mr. Casdin has deferred settlement as described in “Compensation of Directors — RSUs in Lieu of Cash and RSU Deferral,” (iv) 7,548,000 shares of common stock held by CMLS Holdings II LLC (“CMLS Holdings II”), and (v) 4,824,802 shares of common stock issuable upon exercise of warrants held by CMLS Holdings II. Mr. Casdin serves on the board of managers of CMLS Holdings II, and, as such, is deemed to have indirect beneficial ownership over such shares.

(6)	Consists of (i) 94,965 shares of common stock held by Mr. Cox, (ii) 635,618 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Cox and (iii) 184,999 shares of common stock issuable upon exercise of warrants held by Mr. Cox.

(7)	Consists of (i) 246,666 shares of common stock held by Mr. Davis, (ii) 37,500 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Davis and (iii) 45,834 shares of common stock issuable upon vesting of RSUs within 60 days of April 10, 2024 held by Mr. Davis.

(8)	Consists of (i) 531,592 shares of common stock held by Dr. Egholm and (ii) 2,453,635 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Dr. Egholm.

(9)	Consists of (i) 18,021 shares of common stock held by Mr. Eloi and (ii) 32,431 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Eloi.

(10)	Consists of 51,448 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Ms. Hibbs.

(11)	Consists of (i) 218,929 shares of common stock held by Mr. Kim and (ii) 876,300 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Mr. Kim.

(12)	Consists of (i) 4,225 shares of common stock held by First Amended and Restated Revocable Trust Agreement For the Franklin R. Witney and Catherine J. Caulfield-Witney Trust Agreement Dated September 25, 2009 (dated July 31, 2018), of which Dr. Witney is the trustee, (ii) 38,975 shares of common stock held by Dr. Witney and (iii) 86,702 shares of common stock underlying options that are exercisable as of April 10, 2024 or will become exercisable within 60 days after such date held by Dr. Witney.

(13)	See footnotes 3 through 6 and 8 through 12 above.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and RSUs granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2023. A description of each of our equity compensation plans is incorporated by reference to Note 11 to the consolidated financial statements set forth in the Original 10-K.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
2011 Equity Incentive Plan	7,604,028	$2.41	4,655,858
2017 Employee Stock Purchase Plan	266,908	$2.21	1,580,619
Equity compensation plans not approved by security holders
2022 Inducement Equity Incentive Plan	8,871,520	$3.68	207,832
2017 Inducement Incentive Plan	60,616	$7.32	—
Total	16,536,164	$3.11	6,444,309

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We describe below transactions and series of similar transactions, for our last two fiscal years, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers or beneficial holders of more than 5% of any class of our voting securities had or will have a direct or indirect material interest.

Preferred Equity Transaction

On April 4, 2022, the Company, Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (collectively, “Casdin”) and Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP (collectively, the “Viking” and, together with Casdin, the “Purchasers” and individually, a “Purchaser”) completed the previously announced transactions contemplated by the Series B-1 Convertible Preferred Stock Purchase Agreement, dated January 23, 2022, by and between the Company and Casdin (the “Casdin Purchase Agreement”), and Series B-2 Convertible Preferred Stock Purchase Agreement, dated January 23, 2022 (the “Viking Purchase Agreement” and collectively, the “Purchase Agreements”), by and between the Company and Viking. On April 4, 2022, the Company issued and sold (a) to Casdin, 112,500 shares of the Company’s newly designated Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), in exchange for $112.5 million, and (b) to Viking, 112,500 shares of the Company’s newly designated Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), in exchange for $112.5 million (such transactions, collectively, the “Preferred Equity Transactions”).

On January 23, 2022, the Company entered into (i) a Loan Agreement, dated and effective as of January 23, 2022, among the lenders party thereto affiliated with Casdin Private Growth Equity Fund II, L.P. and the Company (the “Casdin Loan Agreement”) and (ii) a Loan Agreement, dated and effective as of January 23, 2022, among the lenders party thereto affiliated with Viking Global Investors LP and the Company (the “Viking Loan Agreement,” and together with the Casdin Loan Agreement, the “Loan Agreements”). Each Loan Agreement provided for a $12.5 million term loan to the Company (each, a “Term Loan” and collectively, the “Term Loans”). The Term Loans were fully drawn on January 24, 2022. Upon the issuance of the Series B Preferred Stock pursuant to the Purchase Agreements, the Term Loan under the Casdin Loan Agreement automatically converted into an aggregate of 15,280 shares of Series B-1 Preferred Stock and the Term Loan under the Viking Loan Agreement automatically converted into an aggregate of 15,279 shares of Series B-2 Preferred Stock, in accordance with the terms of the Casdin Loan Agreement or the Viking Loan Agreement, as applicable. Following the Preferred Equity Transactions and the Term Loans, Casdin owned Series B-1 Preferred Stock that could convert into up to 37,582,346 shares of common stock, subject to certain limitations on voting, and Viking owned Series B-2 Preferred Stock that could convert into up to 37,582,052 shares of common stock, subject to certain limitations on voting and beneficial ownership.

On January 23, 2022, the Company entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”) pursuant to which the Purchasers were granted certain customary registration rights with respect to shares issued under the Loan Agreements and the Purchase Agreements, including (i) any shares of common stock acquired by any Holder (as defined in the Registration Rights Agreement) pursuant to the conversion of the Series B Preferred Stock and (ii) any shares of common stock acquired by any Holder pursuant to preemptive rights under the Purchase Agreements.

Support Agreement

On March 29, 2022, the Company entered into a support agreement (the “Support Agreement”) with Caligan Partners LP and each of the other persons and entities set forth on the signature pages to the Support Agreement (collectively, the “Caligan Group”). Among other matters, the Support Agreement provided that effective as of the consummation of the Preferred Equity Transactions (i) the Company would increase the size of its Board to eight and appoint Dr. Witney to the Board to serve as a Class III director with a term expiring at the Company’s 2022 annual meeting of stockholders, (ii) at the special meeting of the Company’s stockholders called to consider the Preferred Equity Transactions (including any adjournments, postponements or other delays thereof), the members of the Caligan Group would cause all applicable securities of the Company that are beneficially owned by the members of the Caligan Group to be (a) present for quorum purposes; and (b) voted in the manner recommended by the Board on all proposals, (iii) the Company would nominate Dr. Witney for election at the 2022 Annual Meeting and recommend, support and solicit proxies for his election, and (iv) certain standstill restrictions to which the Caligan Group is subject will terminate.

Series B Exchange

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin and Viking (each, an “Investor” and, collectively, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Preferred Stock, and (ii) 127,779 shares of Series B-2 Preferred Stock, representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of common stock issued by the Company. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remain outstanding.

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

Director Independence

As a company listed on The Nasdaq Global Select Market, we are required by the applicable Nasdaq listing requirements to maintain a board of directors comprising a majority of “independent directors,” as determined affirmatively by our Board. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of our Audit, Human Capital, and Nominating and Corporate Governance Committees be independent. In February 2024, our Board undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that more than majority of our current directors are “independent directors” as defined under applicable Nasdaq rules, including Eli Casdin, Thomas Carey, Troy Cox, Kathy Hibbs, Frank Witney, Ph.D., and Fenel M. Eloi. Michael Egholm, Ph.D. is the only current director who is not considered an independent director because of his positions as our President and Chief Executive Officer. Our Board was composed of a majority of independent directors at all times during 2023 and continues to be so comprised. There are no family relationships among any of our directors and officers nor were there any such relationships during 2023.

Our Board previously determined that each of Gerhard F. Burbach, Bill Colston, Laura Clague, Martin Madaus, Ph.D., and Carlos Paya, M.D., Ph.D. was an independent director during his or her service as a director in 2023 until each stepped down in 2023 or 2024, as applicable.

There are no legal proceedings to which any of our directors or executive officers is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth the aggregate fees for audit services provided by PwC for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit fees(1)	$1,930,500	$2,184,987
Audit-related fees(2)	—	20,000
Tax fees(3)	—	—
All other fees(4)	900	4,150
Total fees	$1,931,400	$2,209,137

(1)	Audit fees for consist of fees billed or to be billed by PwC for professional services rendered for the integrated audit of our annual consolidated financial statements and management’s report on internal controls included in our annual reports on Form 10-K; for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q; and for other services, including statutory audits and services rendered in connection with SEC filings and the Merger.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees for tax compliance, advice, and planning services.
(4)	All other fees consist of amounts billed by PwC for professional services other than the services reported above. These include fees associated with permissible consulting services and a license fee that enables the company to utilize PwC’s specialized accounting research software.

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

All of the services of PwC for 2023 and 2022 described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original 10-K.

2.	Financial Statement schedule. N/A.

3.	Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
2.1††	Agreement and Plan of Merger, dated January 28, 2014, by and among DVS Sciences, Inc., Standard BioTools Inc. (formerly Fluidigm Corporation), Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	001-34180	2.1	1/29/2014

2.2††	Merger Agreement, dated as of March 28, 2021, as amended by the First Amendment thereto dated as of May 12, 2021 and the Second Amendment thereto dated as of July 15, 2021, by and among SomaLogic, Inc. (CM Life Sciences II, Inc.), S-Craft Merger Sub, Inc., and SomaLogic Operating Co., Inc. (formerly SomaLogic, Inc.).	S-4/A	333-256127	2.1	8/5/2021

2.3†	Agreement and Plan of Merger, dated as of July 25, 2022, by and among SomaLogic, Inc., Panther Merger Subsidiary I, LLC, Panther Merger Subsidiary I, LLC, Palamedrix, Inc., and Securityholder Representative Services LLC.	8-K	001-40090	2.1	7/27/2022

2.4††	Agreement and Plan of Merger, dated as of October 4, 2023, by and among Standard BioTools Inc., SomaLogic, Inc., and Martis Merger Sub, Inc.	8-K	001-34180	2.1	10/4/2023

3.1	Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc.	8-K	001-34180	3.1	1/5/2024

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	001-34180	3.6	4/5/2022

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	001-34180	3.7	4/5/2022

4.1	Specimen Stock Certificate of Standard BioTools Inc.	S-8	333-264086	4.1	4/1/2022

4.2	Description of Securities.	10-K	001-34180	4.2	3/1/2024

4.3	Indenture, dated February 4, 2014, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.1	2/4/2014

4.4	First Supplemental Indenture, dated February 4, 2014, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.2	2/4/2014

4.5	Form of Global Note (included in Exhibit 4.4).	8-K	001-34180	4.3	2/4/2014

4.6	Indenture, dated November 22, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.1	11/22/2019

4.7	Form of 5.25% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-34180	4.2	11/22/2019

4.8	Warrant Agreement, dated as of February 22, 2021, by and between SomaLogic, Inc. (formerly CM Life Sciences II Inc.) and Continental Stock Transfer & Trust Company.	8-K	001-40090	10.1	2/26/2021

4.9	Form of SomaLogic, Inc. Subscription Agreement.	8-K	001-40090	10.1	3/29/2021

10.1#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and certain of its officers and directors.	S-1/A	333-170965	10.1	1/28/2011

10.2#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. and certain of its officers and directors.	10-K	001-34180	10.2	3/1/2024

10.3	Lease, dated as of March 20, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	5/7/2019

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.4	First Amendment to Lease, dated as of April 26, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2	5/7/2019

10.5	Second Amendment to Lease, dated as of February 25, 2020, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	10.2B	2/25/2021

10.6†	Office Lease, dated as of August 17, 2015, by and among Rodick Equities Inc., Standard BioTools Canada Inc. (formerly Fluidigm Canada Inc.), and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	11/9/2015

10.7	Tenancy for Flatted Factory Space, dated as of July 27, 2005, by and between JTC Corporation and Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.).	S-1	333-170965	10.20	12/3/2010

10.8	Offer of Tenancy for Facility Lease, dated as of October 14, 2013, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and SBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-K	001-34180	10.21	3/12/2014

10.9	Offer of Tenancy for Lease of Additional Space, dated as of April 2, 2015, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.1	8/10/2015

10.10	Lease Agreement, dated as of November 19, 2020, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.2	8/6/2021

10.11	Lease Agreement, dated as of June 8, 2021, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.3	8/6/2021

10.12	Lease Agreement, dated as of December 13, 2021, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-K	001-34180	10.5D	3/8/2022

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.13	Sublease, dated as of August 30, 2022, by and between Standard BioTools Inc. and CIRC Bio, Inc.	10-Q	001-34180	10.1	11/9/2022

10.14	Sublease, dated as of February 28, 2023, by and between Standard BioTools Inc. and First Databank, Inc.	10-Q	001-34180	10.1	5/9/2023

10.15††	Lease Agreement, dated February 10, 2022, by and between SomaLogic Operating Co., Inc. and Louisville 1 Industrial Owner, LLC.	8-K	001-40090	10.1	2/16/2022

10.16††	Lease Agreement, dated February 10, 2022, by and between SomaLogic Operative Co., Inc. and Louisville 2 Industrial Owner, LLC.	8-K	001-40090	10.2	2/16/2022

10.17†	Second Amended and Restated License Agreement, dated as of May 1, 2004, by and between California Institute of Technology and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2	11/9/2020

10.18†	First Addendum to Second Amended and Restated License Agreement, dated as of March 29, 2007, by and between California Institute of Technology and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2A	11/9/2020

10.19†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3	11/9/2020

10.20†	First Amendment to Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3A	11/9/2020

10.21†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.4	11/9/2020

10.22†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.5	11/9/2020

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.23†	Letter Agreement, dated as of December 22, 2004, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.6	11/9/2020

10.24†	License Agreement, dated as of July 17, 2008, by and between MDS Analytical Technologies, a business unit of MDS INC., and Standard BioTools Inc. (formerly DVS Sciences Inc.).	10-Q/A	001-34180	10.3	9/15/2014

10.25†	Sublicense Agreement, dated as of January 28, 2014, by and between Standard BioTools Inc. (formerly DVS Sciences Inc.) and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q/A	001-34180	10.4	9/15/2014

10.26†	Loan and Security Agreement, dated as of August 2, 2018, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.1	8/2/2018

10.27	Default Waiver and First Amendment to Loan and Security Agreement, dated as of September 1, 2018, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	10-K	001-34180	10.13A	2/27/2020

10.28	Second Amendment to Loan and Security Agreement, dated as of November 20, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.2	11/22/2019

10.29	Third Amendment to Loan and Security Agreement, dated as of April 21, 2020, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.1	4/22/2020

10.30	Fourth Amendment to Loan and Security Agreement, dated as of August 2, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	8-K	001-34180	10.1	8/5/2021

10.31	Fifth Amendment to Loan and Security Agreement, dated as of December 27, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	10-K	001-34180	10.19E	3/8/2022

10.32	Default Waiver and Consent to Loan and Security Agreement, dated as of March 4, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Silicon Valley Bank.	10-K	001-34180	10.19F	3/8/2022

10.33	Purchase Agreement, dated as of November 20, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I thereto.	8-K	001-34180	10.1	11/22/2019

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.34†	Solicitation/Contract/Order for Commercial Items, dated as of July 30, 2020, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and National Institutes of Health, as amended on September 28, 2020.	10-Q	001-34180	10.1	11/9/2020

10.35†	Amendment of Solicitation/Modification of Contract, dated as of May 10, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	8/6/2021

10.36†	Amendment of Solicitation/Modification of Contract, dated as of September 29, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	11/9/2021

10.37	Series B-1 Loan Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Partners Master Fund, L.P., and Casdin Private Growth Equity Fund II, L.P.	8-K/A	001-34180	10.1	2/11/2022

10.38	Series B-2 Loan Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-34180	10.2	1/24/2022

10.39	Series B-1 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Private Growth Equity Fund II, L.P., and Casdin Partners Master Fund, L.P.	DEF 14A	001-34180	Anx. B	2/24/2022

10.40	Series B-2 Convertible Preferred Stock Purchase Agreement, dated as of January 23, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	DEF 14A	001-34180	Anx. C	2/24/2022

10.41	Private Placement Warrants Purchase Agreement, dated February 22, 2021, by and among SomaLogic, Inc. (formerly CM Life Sciences II Inc.), CMLS Holdings LLC and certain directors (and/or entities controlled by them) named in Exhibit A thereto.	8-K	001-40090	10.4	2/26/2021

10.42	Registration Rights Agreement, dated as of January 23, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-34180	10.5	1/24/2022

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.43	SomaLogic, Inc. (formerly CM Life Sciences II Inc.) Form of Amended and Restated Registration Rights Agreement.	8-K	001-40090	10.6	3/29/2021

10.44	Letter Agreement, dated as of March 25, 2022, by and among Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Capital, LLC, and Viking Global Investors LP.	8-K	001-34180	10.1	3/28/2022

10.45	Letter Agreement, dated as of May 10, 2023, by and between Standard BioTools Inc. and Vikram Jog.	8-K	001-34180	10.3	5/15/2023

10.46	Support Agreement, dated as of March 29, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Caligan Partners LP and certain of its affiliates.	8-K	001-34180	10.1	3/29/2022

10.47#	Endorsement Split-Dollar Life Insurance Agreement, dated as of September 9, 2017, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Stephen Christopher Linthwaite.	10-Q	001-34180	10.5	11/7/2017

10.48#	Standard BioTools Inc. (formerly Fluidigm Corporation) Executive Bonus Plan.	10-Q	001-34180	10.25	3/28/2011

10.49#	Form of Amended and Restated Employment and Severance Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and each of its executive officers.	8-K	001-34180	10.14	12/11/2012

10.50#	Standard BioTools Inc. (formerly Fluidigm Corporation) Form of Retention Letter.	8-K	001-34180	10.10	1/24/2022

10.51#	Michael Egholm Offer Letter.	8-K	001-34180	10.7	1/24/2022

10.52#	Hanjoon Alex Kim Offer Letter.	8-K	001-34180	10.9	1/24/2022

10.53#	Jeffery G. Black Offer Letter.	8-K	001-34180	10.1	5/15/2023

10.54#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2020 Change of Control and Severance Plan.	10-Q	001-34180	10.5	8/7/2020

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.55#	Standard BioTools Inc. 2020 Change of Control and Severance Plan Participation Agreement, dated as of May 10, 2023, by and between Standard BioTools Inc. and Jeffery G. Black.	8-K	001-34180	10.2	5/15/2023

10.56#	Standard BioTools Inc. 2023 Change of Control and Severance Plan.	8-K	001-34180	10.1	7/28/2023

10.57#	Standard BioTools Inc. 2023 Change of Control and Severance Plan Participation Agreement, dated as of July 27, 2023, by and between Standard BioTools Inc. and Michael Egholm, Ph.D.	8-K	001-34180	10.2	7/28/2023

10.58#	Standard BioTools Inc. 2023 Change of Control and Severance Plan Participation Agreement, dated as of July 24, 2023, by and between Standard BioTools Inc. and Hanjoon Alex Kim.	10-Q	001-34180	10.9	8/8/2023

10.59#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan, as amended.	S-1	333-170965	10.3	12/3/2010

10.60#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan Forms of Agreements.	S-1	333-170965	10.3A	12/3/2010

10.61#	Amendments to the Standard BioTools Inc. 2011 Equity Incentive Plan, the Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan and the Standard BioTools Inc. (formerly DVS Sciences, Inc.) 2010 Equity Incentive Plan.	8-K	001-34180	10.2	8/2/2017

10.62#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-34180	10.1	1/5/2024

10.63#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Forms of Agreements for U.S. Participants.	SC TO-I	005-86635	(d)(2)	8/23/2017

10.64#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	005-86635	(d)(3)	8/23/2017

10.65#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	005-86635	(d)(4)	8/23/2017

10.66#	UK Sub-Plan to the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan.	SC TO-I	005-86635	(d)(5)	8/23/20217

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.67#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(6)	8/23/2017

10.68#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Stock Option Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(7)	8/23/2017

10.69#	Standard BioTools Inc. 2011 Equity Incentive Plan Form of PSU Award Agreement.	8-K	001-34180	10.3	7/28/2023

10.70#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2017 Inducement Award Plan and Form of Agreements.	8-K	001-34180	10.1	1/11/2017

10.71#	Standard BioTools Inc. (formerly Fluidigm Corporation) Amended and Restated 2017 Employee Stock Purchase Plan.	8-K	001-34180	10.1	6/24/2020

10.72#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-264086	4.9	4/1/2022

10.73#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-264086	99.1	4/1/2022

10.74#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement.	S-8	333-264086	99.2	4/1/2022

10.75#	SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.7	5/14/2021

10.76#	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.8	5/14/2021

10.77#	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.9	5/14/2021

10.78#	SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.10	5/14/2021

10.79#	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.11	5/14/2021

10.80#	SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.1	8/5/2021

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.81#	SomaLogic, Inc. Employee Stock Purchase Plan.	S-4/A	333-256127	10.2	8/5/2021

10.82#	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.3	6/5/2021

10.83#	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.4	6/5/2021

10.84#	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.5	6/5/2021

10.85#	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.6	6/5/2021

10.86#	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.7	6/5/2021

10.87	Third Amendment to Collaboration Agreement, dated September 21, 2023, by and among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina, Inc.	10-Q	001-40090	10.1	11/8/2023

10.88	Second Amendment to Collaboration Agreement, dated June 15, 2023, by and among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina Inc.	10-Q	001-40090	10.4	8/14/2023

10.89	First Amendment to Collaboration Agreement, dated November 14, 2022, by and among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	001-39796	10.38	3/28/2023

10.90†††	Collaboration Agreement, dated December 31, 2021, by and among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	001-40090	10.36	3/29/2022

10.91†	Amendment No. 2 to Master Collaboration Agreement, dated as of January 4, 2023, by and between SomaLogic Operating Co., Inc. and Novartis Pharma AG.	8-K	001-40090	10.1	1/10/2023

10.92†	Master Collaboration Agreement, dated September 20, 2019, by and between SomaLogic, Inc. and Novartis Pharma AG.	S-4/A	001-39796	10.33	6/5/2021

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.93†	Amended and Restated Master SomaScan Discovery Services Agreement, dated October 13, 2020, by and between SomaLogic, Inc. and Amgen Inc.	S-4/A	001-39796	10.34	6/5/2021

10.94	Second Amendment to Supply Agreement, dated April 11, 2023, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-Q	001-40090	10.1	8/14/2023

10.95†	Supply Agreement, dated April 8, 2019, by and between SomaLogic, Inc. and Agilent Technologies, Inc., as amended by that certain First Amendment to Supply Agreement, dated October 1, 2021, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-K	001-40090	10.34	3/29/2022

10.96#	Standard BioTools Inc. Nonemployee Director Compensation Policy.	Filed herewith

21.1	Subsidiaries of Standard BioTools Inc.	10-K	001-34180	21.1	3/1/2024

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	001-34180	23.1	3/1/2024

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	10-K	001-34180	24.1	3/1/2024

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	10-K	001-34180	32.1	3/1/2024

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	10-K	001-34180	32.2	3/1/2024

97.1#	Standard BioTools Inc. Clawback Policy.	10-K	001-34180	97.1	3/1/2024

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

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

~ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that Standard BioTools Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD BIOTOOLS INC.

Dated: April 26, 2024	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Egholm, Ph.D. and Jeffrey Black, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Amendment No. 1 on Form 10-K/A, and to file any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Egholm, Ph.D.	President and Chief Executive Officer (Principal Executive Officer); Director	April 26, 2024
Michael Egholm, Ph.D.

/s/ Jeffrey Black	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2024
Jeffrey Black

/s/ Tom Carey	Chairman of the Board of Directors	April 26, 2024
Tom Carey

/s/ Fenel M. Eloi	Director	April 26, 2024
Fenel M. Eloi

/s/ Eli Casdin	Director	April 26, 2024
Eli Casdin

/s/ Kathy Hibbs	Director	April 26, 2024
Kathy Hibbs

Signature	Title	Date

/s/ Troy Cox	Director	April 26, 2024
Troy Cox

/s/ Frank Witney, Ph.D.	Director	April 26, 2024
Frank Witney, Ph.D.