Form 10-Q
period 2024-03-31
STANDARD BIOTOOLS INC.
filed 2024-05-09
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 372,141,530 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities involving potential subleasing and talent relocation plans, modifications to the scope of the company’s proteomic and genomics businesses and discontinuing of certain product lines) and our expectations regarding the benefits and integration of acquired businesses and/or products (including in connection with our merger with SomaLogic, Inc. in January 2024). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, Biomark X™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, HTI+™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ Real Time PCR System, Xgrade™, SomaLogic®, SomaScan®, SOMAmer®, SomaSignal®, Power by SomaLogic™, DataDelve™, and Cardio DM™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$287,057	$51,704
Short-term investments	175,225	63,191
Accounts receivable, net	36,012	19,660
Inventory	40,359	20,533
Prepaid expenses and other current assets	8,912	3,127
Total current assets	547,565	158,215
Inventory, non-current	13,262	—
Royalty receivable, non-current	4,352	—
Property and equipment, net	44,786	24,187
Operating lease right-of-use asset, net	32,966	30,663
Other non-current assets	3,673	2,285
Acquired intangible assets, net	24,794	1,400
Goodwill	106,269	106,317
Total assets	$777,667	$323,067
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,141	$9,236
Accrued liabilities	30,430	21,019
Operating lease liabilities, current	5,834	4,323
Deferred revenue, current	13,906	11,607
Deferred grant income, current	3,587	3,612
Term loan, current	—	5,000
Convertible notes, current	54,656	54,530
Total current liabilities	121,554	109,327
Convertible notes, non-current	299	569
Term loan, non-current	—	3,414
Deferred tax liability	841	841
Operating lease liabilities, non-current	31,108	30,374
Deferred revenue, non-current	33,854	3,520
Deferred grant income, non-current	9,875	10,755
Other non-current liabilities	2,820	1,065
Total liabilities	200,351	159,865
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; zero and 256 shares authorized at March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of zero and $255,559 at March 31, 2024 and December 31, 2023, respectively	—	311,253
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000 and 9,744 shares authorized at March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value, 600,000 shares authorized at March 31, 2024 and 400,000 shares authorized at December 31, 2023; 387,652 and 83,364 shares issued at March 31, 2024 and December 31, 2023, respectively; 380,400 and 80,232 shares outstanding at March 31, 2024 and December 31, 2023, respectively	387	83
Additional paid-in capital	1,674,672	860,816
Accumulated other comprehensive loss	(1,792)	(2,221)
Accumulated deficit	(1,078,923)	(1,000,752)
Treasury stock at cost: 7,251 and 3,132 shares at March 31, 2024 and December 31, 2023, respectively	(17,028)	(5,977)
Total stockholders’ equity (deficit)	577,316	(148,051)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$777,667	$323,067

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$23,592	$17,438
Services revenue	21,027	6,881
Collaboration and other revenue	921	800
Total revenue	45,540	25,119
Cost of revenue:
Cost of product revenue	12,781	9,990
Cost of services revenue	8,509	2,792
Cost of collaboration and other revenue	62	56
Total cost of revenue	21,352	12,838
Gross profit	24,188	12,281
Operating expenses:
Research and development	15,980	6,429
Selling, general and administrative	46,943	21,295
Restructuring and related charges	4,284	1,150
Transaction and integration expenses	17,163	—
Total operating expenses	84,370	28,874
Loss from operations	(60,182)	(16,593)
Bargain purchase gain	25,213	—
Interest income, net	5,174	72
Other expense, net	(2,234)	(59)
Loss before income taxes	(32,029)	(16,580)
Income tax expense	(128)	(263)
Net loss	$(32,157)	$(16,843)
Induced conversion of redeemable preferred stock	(46,014)	—
Net loss attributable to common stockholders	$(78,171)	$(16,843)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.21)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	294,125	79,080

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(32,157)	$(16,843)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	536	170
Net change in unrealized gain (loss) on investments	(107)	398
Other comprehensive income (loss), net of tax	429	568
Comprehensive loss	$(31,728)	$(16,275)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	1,733	2	(20)	—	—	—	—	(18)
Exercise of stock options	47	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	11,611	—	—	—	—	11,611
Repurchase of common stock	—	—	—	—	—	(4,119)	(11,051)	(11,051)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Merger consideration (1)	209,577	209	444,010	—	—	—	—	444,219
Net loss	—	—	—	—	(32,157)	—	—	(32,157)
Other comprehensive income, net of tax	—	—	—	429	—	—	—	429
Balance as of March 31, 2024	387,652	387	1,674,672	(1,792)	(1,078,923)	(7,251)	(17,028)	577,316

(1) Merger consideration included 26,367 shares of common stock that were beneficially issued to a related party. See Note 17, Related Parties.

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(93)	—	—	—	—	(93)
Stock-based compensation expense	—	—	3,148	—	—	—	—	3,148
Repurchase of common stock	—	—	—	—	—	(1,250)	(2,466)	(2,466)
Net loss	—	—	—	—	(16,843)	—	—	(16,843)
Other comprehensive income, net of tax	—	—	—	568	—	—	—	568
Balance as of March 31, 2023	80,324	$80	$850,063	$(1,328)	$(942,939)	(1,672)	$(3,029)	$(97,153)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(32,157)	$(16,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(25,213)	—
Stock-based compensation expense	11,611	3,148
Amortization of acquired intangible assets	2,106	2,800
Depreciation and amortization	3,088	862
Accretion of discount on short-term investments, net	(2,660)	(165)
Non-cash lease expense	1,446	945
Provision for excess and obsolete inventory	655	350
Change in fair value of warrants	853	—
Other non-cash items	293	55
Changes in assets and liabilities:
Accounts receivable, net	686	3,027
Inventory	(6,329)	(1,087)
Prepaid expenses and other assets	(1,409)	955
Accounts payable	(10,284)	(1,835)
Accrued liabilities	2,496	(754)
Deferred revenue	(1,751)	804
Operating lease liabilities	(1,454)	(901)
Other liabilities	(4,453)	154
Net cash used in operating activities	(62,476)	(8,485)
Investing activities
Cash and restricted cash acquired in merger	280,033	—
Purchases of short-term investments	(73,177)	(6,836)
Proceeds from sales and maturities of investments	112,000	51,000
Purchases of property and equipment	(781)	(1,010)
Net cash provided by investing activities	318,075	43,154
Financing activities
Repayment of term loan and convertible notes	(8,192)	—
Payment of term loan fee	(545)	—
Repurchase of common stock	(11,051)	(2,466)
Payments for taxes related to net share settlement of equity awards and other	(17)	(92)
Proceeds from exercise of stock options	72	—
Net cash used in financing activities	(19,733)	(2,558)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(21)	23
Net increase in cash, cash equivalents and restricted cash	235,845	32,134
Cash, cash equivalents and restricted cash at beginning of period	52,499	82,324
Cash, cash equivalents and restricted cash at end of period	$288,344	$114,458

Supplemental disclosures of cash flow information
Equity consideration transferred in connection with merger (1)	$444,219	$-
Cash paid for interest	190	232
Cash paid for income taxes, net of refunds	240	306
Non-cash right-of-use assets and lease liabilities	—	32
Asset retirement obligations	$757	$726

(1) Equity consideration transferred in connection with merger included 26,367 shares of common stock that were beneficially issued to a related party. See Note 17, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Standard BioTools Inc. ("Standard BioTools" or the "Company") is a Delaware corporation headquartered in South San Francisco, California. The Company has an established portfolio of essential, standardized next-generation technologies that help biomedical researchers develop medicines faster and better. As a leading solutions provider, the Company endeavors to provide reliable and repeatable insights in health and disease using its proprietary mass cytometry and microfluidics technologies that help transform scientific discoveries into better patient outcomes. Standard BioTools works with leading academic, government, pharmaceutical, biotechnology, plant and animal research and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology and immunotherapy.

On January 5, 2024 (the "Closing Date"), the Company completed the previously announced merger (the "Merger") with SomaLogic, Inc. ("SomaLogic"). As a result, SomaLogic and its subsidiaries became wholly owned subsidiaries of Standard BioTools. Upon completion of the Merger, each share of SomaLogic common stock, par value $0.0001 per share (the "SomaLogic Common Stock"), was exchanged for 1.11 shares of the Company's common stock, par value $0.001 per share (see Note 2, Business Combination). Utilizing the SomaLogic proteomics platform, the Company now enables researchers to analyze various types of biological samples for protein biomarker signatures, which can be utilized in drug discovery and development.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments of a normal and recurring nature, necessary for fair financial statement presentation, have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2023 ("2023 Financial Statements") included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 1, 2024.

Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Actual results could differ materially from these estimates.

Significant estimates and assumptions which form the basis of amounts reported in the condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in contracts with customers; standalone selling prices of the Company's performance obligations; timing of revenue recognition; fair value measurements; net realizable value of inventory; income taxes; and the fair value of intangible assets acquired in business combinations. The Company bases its estimates on current facts and circumstances, historical experience, forecasted results, and various other assumptions that it believes to be reasonable. The Company obtains reports from third-party valuation experts to inform and support estimates related to certain fair value measurements.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill. When the fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets. Transaction costs, including legal, accounting, and integration expenses, are expensed as incurred and are included in operating expenses in the Company's condensed consolidated statements of operations.

Software Development Costs

Internal-Use Software

The Company capitalizes certain internal and external costs related to the acquisition and development of internal-use software or cloud computing arrangements during the application development stages of projects. The costs incurred for development of software intended for internal use and cloud computing arrangements are capitalized in accordance with authoritative accounting guidance. These costs are included in property and equipment, net of accumulated depreciation and amortization in the condensed consolidated balance sheets.

When the software is ready for its intended use, the Company amortizes these costs using the straight-line method over the estimated useful life of the asset, typically three years, or, for cloud computing service arrangements, over the term of the hosting arrangement. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.

Software Developed for Sale

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with authoritative accounting guidance, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology.

Capitalized software costs include direct labor and related expenses for software development for new products. Capitalized software costs are included in other long-term assets in the condensed consolidated balance sheets. Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods of three years. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately. Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at each balance sheet date. In the event of impairment, unamortized capitalized software costs are compared to the net realizable value of the related product and the carrying value of the related assets are written down to the net realizable value to the extent the unamortized capitalized costs exceed such value. The net realizable value is the estimated future gross revenues from the related product reduced by the estimated future costs of completing and disposing of such product, including the costs of providing related maintenance and customer support.

Revenue Recognition

Revenues are recognized when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the products or services (the "transaction price"). Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

The Company's contracts with customers typically include multiple distinct products and services, and the Company allocates transaction price to these performance obligations based on their relative standalone selling prices ("SSP"). The SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. SSPs are generally determined using observable data from recent transactions. In cases where sufficient data is not available, the Company estimates a product’s SSP using a cost plus a margin approach.

Payment terms may vary by customer, are based on customary commercial terms, and are generally less than one year. The Company does not adjust revenue for the effects of a significant financing component for contracts where the period between the transfer of the good or service and collection is one year or less. The Company expenses incremental costs to obtain a contract when incurred since the amortization period of the asset that would otherwise be recognized is one year or less.

Product Revenue

The Company generates product revenue from the sale of instruments and consumables, including Integrated Fluidic Circuits and reagents. The Company generally recognizes product revenue at the point in time when control of the goods passes to the customer, and the Company has an enforceable right to payment. This generally occurs either when the product is shipped from one of the Company's facilities or when it arrives at the customer’s facility, based on the contractual terms. Customers do not have a unilateral right to return products after delivery. Invoices are generally issued at shipment or in advance of service and become due in 30 to 60 days.

Revenue from the sales of certain instruments that involve significant customization, which primarily includes sales of the SomaScan® equipment bundle, is recognized over time as the Company's performance creates an asset that the customer simultaneously controls (the instrument installation and customization occurs at the customer site). Revenue is recognized based on the progress made toward achieving the performance obligation utilizing an input method of costs incurred relative to total estimated costs.

The Company sometimes perform shipping and handling activities after control of the product passes to the customer. The Company has made an accounting policy election to account for these activities as product fulfillment activities rather than as separate performance obligations.

Services Revenue

The Company generates services revenue primarily from the sale of SomaScan® services. Assay services revenue is generated by performing the SomaScan® assay on customer samples to generate data on protein biomarkers. Assay services revenue is recognized at a point in time when the analysis data or report is delivered to the customer. SomaScan® services are sold at a fixed price per sample without any volume discounts, rebates, or refunds. The delivery of each assay data report is a separate performance obligation.

The Company also generates services revenue from repairs, maintenance, installation, training, and other specialized product support services. Revenue is recognized at the point in time the work is completed. Installation and training services are generally billed in advance of service. Repairs and other services are generally billed at the point the work is completed.

Service revenues also includes revenue from instrument service and support contracts. Revenue associated with these arrangements is recognized over time using a time-elapsed measure of progress, resulting in straight-line revenue recognition over the term of the agreement, which is generally one to four years. The Company measures progress using a time-elapsed measure of progress as the Company stands ready to provide service on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments collected in advance of service are reported on the Company's condensed consolidated balance sheets as deferred revenue.

Collaboration and Other Revenue

From time to time the Company enters into collaboration arrangements in which both parties are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, in which case the collaboration is within the scope of ASC 808, Collaborative Arrangements. With such collaborations, the Company determines if any obligations are an output of the Company's ordinary activities in exchange for consideration, and if so, the Company applies ASC 606 to such activities.

For other payments received from collaborative partners for other collaboration activities, which primarily include research and development activities, the Company analogizes to ASC 606. Revenue from such activities is recognized as the Company satisfies its obligations.

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

The Company receives grants from various entities to perform research and development activities over contractually defined periods. Grant revenue is not accounted for under ASC Topic 606, Revenue from Contracts with Customers, as the grant agreement is not with a customer. As there is no authoritative GAAP guidance for grants awarded to for-profit entities, the Company has applied the guidance in ASC Topic 958, Not-for-Profit Entities by analogy. Revenue is generally recognized provided that the conditions under which the grants were provided have been met and any remaining performance obligations are perfunctory.

Warrant Liabilities

In connection with the Merger, the Company assumed warrant liabilities for the warrants issued in connection with the initial public offering CM Life Sciences II Inc ("CMLS II"), SomaLogic's predecessor company. CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of SomaLogic Common Stock at $11.50 per share. As of the Closing Date, the Warrants converted into the right to receive, upon exercise of such Warrant, 1.11 shares of Standard BioTools common stock. The Public Warrants are no longer publicly traded and are now identical to the Private Placement Warrants.

The Warrants are classified as liabilities on the condensed consolidated balance sheet as of March 31, 2024 as these instruments are precluded from being indexed to the Company's own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging (“ASC 815”). Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value as of the Closing Date, with subsequent changes in fair value recognized within other income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Segment Reporting

The Company manages its business through two reportable operating segments: proteomics and genomics. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses performance. The Company's chief operating decision maker ("CODM"), its chief executive officer, assesses performance of operating segments and determines the allocation of resources based primarily on segment operating loss.

Recent Accounting Changes and Accounting Pronouncements

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

2. Business Combination

Upon completion of the Merger, each share of SomaLogic Common Stock was exchanged for 1.11 shares of the Company's common stock. The fair value of the Company's common stock provided in exchange for SomaLogic Common Stock was approximately $419.2 million.

Purchase consideration also included replacement of equity awards attributable to pre-combination services. The acquisition-date fair value of consideration transferred in the Merger totaled $444.2 million, comprising the following:

SomaLogic Common Stock issued and outstanding as of January 5, 2024	188,808
Fixed exchange ratio	1.11
Shares of Standard BioTools common stock issued to SomaLogic shareholders	209,577
Standard BioTools common stock price at close of Merger	$2.00
Fair value of Standard BioTools common stock issued to SomaLogic shareholders	$419,154
Fair value of Standard BioTools replacement equity awards attributable to pre-combination service	26,923
Less: Fair value of restricted shares subject to service conditions	(1,858)
Total consideration transferred	$444,219

The Company accounted for the Merger as a business combination, using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The identifiable assets acquired and liabilities assumed of SomaLogic were recorded at their estimated fair values as of the acquisition date and consolidated with those of Standard BioTools. The following table reflects the preliminary allocation of consideration transferred to the identifiable assets acquired and liabilities assumed based on the estimated fair values as of the Closing Date:

Total consideration	$444,219

Assets acquired
Cash and cash equivalents	278,857
Short-term investments	148,305
Accounts receivable	16,430
Inventory	14,642
Prepaid expenses and other current assets	4,835
Property and equipment	22,455
Non-current inventory	12,208
Royalty receivable	4,669
Operating lease right-of-use assets	3,796
Other non-current assets	1,590
Intangible Assets	25,500
Total assets acquired	533,287
Liabilities assumed
Accounts payable and accrued liabilities	20,660
Operating lease liabilities, current	1,601
Deferred revenue, current	3,522
Operating lease liabilities, non-current	2,193
Deferred revenue, non-current	30,667
Warrant liabilities	906
Other non-current liabilities	4,306
Total Liabilities	63,855
Total fair value of net assets acquired	$469,432
Gain on bargain purchase	$(25,213)

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred, resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, management reassessed the methods used in the acquisition accounting and verified that management had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. Management also reassessed the procedures used to measure amounts recognized at the Closing Date to ensure that the measurements reflected all consideration transferred based on available information as of the

Closing Date. Management determined that the bargain purchase gain was primarily attributable to a rapid decline in the price of Standard BioTools' common stock in the days following the announcement of the Merger, which persisted through the close of the Merger. The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024.

The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations and are subject to change as the Company obtains additional information during the measurement period (up to one year from the Closing Date).

The identifiable intangible assets acquired consisted of developed technology, customer relationships, and tradename. The fair values of the developed technology and customer relationships were estimated using variations of the multi-period excess earnings method, which isolates the net earnings attributable to the asset being measured. The fair value of the SomaLogic trade name was estimated using the relief-from-royalty method, which determines the present value of license fees avoided by owning the trade name. The useful lives of acquired intangibles was estimated based on the contractual terms or period over which approximately 85% to 90% of the cumulative discounted cash flows would be realized, depending on the nature of the asset. The valuation of the intangible assets acquired in connection with the Merger, along with their estimated useful lives, is as follows (in thousands):

	Fair Value	Useful Life
Developed technology	$20,000	9 years
Trade name	2,750	7 years
Customer relationships	2,750	11 years
Total fair value of intangible assets acquired	$25,500

As a result of the Merger, the Company incurred $1.9 million of transaction bonuses recorded in selling, general, and administrative expenses on the condensed consolidated statement of operations. Additionally, the Company incurred $12.3 million of acquisition-related transaction costs reflected in transaction and integration expenses on the condensed consolidated statement of operations for the three months ended March 31, 2024.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Standard BioTools and SomaLogic, as if the companies were combined as of January 1, 2023.

The unaudited pro forma financial information for the three months ended March 31, 2024 combines the Company's financial results for the three months ended March 31, 2024 and the historical results of SomaLogic for the 5-day period ended on the Closing Date. The unaudited pro forma financial information for the three months ended March 31, 2023 combines the historical results of the Company and SomaLogic for their respective three-month period ended March 31, 2023. The pro forma financial information for the three months ended March 31, 2023 has been adjusted to include certain nonrecurring impacts associated with the merger, including the bargain purchase gain and transaction costs. These same impacts have been eliminated from the pro forma financial information for the three months ended March 31, 2024.

The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from the Merger, mainly including adjustments to reflect additional amortization expense from acquired intangible assets, adjustments to stock-based compensation expense, and additional depreciation expense from the acquired property and equipment. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2023.

	Three Months Ended March 31,
	2024	2023
Revenue	$46,185	$45,498
Net loss	$(50,019)	$(45,053)

The results of SomaLogic have been consolidated with the Company's results since the Closing Date. For the period of January 6, 2024 to March 31, 2024, SomaLogic contributed revenue and loss of $23.9 million and $15.3 million, respectively.

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three months ended March 31, 2024 and 2023, respectively, based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended March 31,
	2024	2023
Product revenue:
Instruments	$4,903	$5,923
Consumables	10,411	11,515
SomaScan assay kits and related	8,278	-
Total product revenue	23,592	17,438
Service revenue:
Assay services	14,862	-
Instrument support services	6,165	6,881
Total service revenue	21,027	6,881
Product and service revenue	44,619	24,319
Collaboration and other revenue	921	800
Total revenue	$45,540	$25,119

	Three Months Ended March 31,
	2024	2023
Americas	$24,664	$11,662
Europe, Middle East and Africa (EMEA)	12,515	7,837
Asia-Pacific	8,361	5,620
Total revenue	$45,540	$25,119

Illumina Cambridge, Ltd.

In connection with the Merger, the Company assumed a multi-year arrangement with Illumina Cambridge, Ltd. ("Illumina"), originally entered into by SomaLogic and Illumina in December 2021 (the "Illumina Agreement), to jointly develop and commercialize co-branded kits that will combine Illumina's Next Generation Sequencing ("NGS") technology with SomaScan® technology (the "Co-Branded Kits"). Pursuant to the Illumina Agreement, SomaLogic received a non-refundable upfront payment of $30.0 million in January 2022. Subsequent to executing the Illumina Agreement, Illumina paid an additional $0.5 million to purchase the equipment, supplies and training necessary to run the SomaScan® assay at their facilities, representing a modification to the Illumina Agreement. As of the Closing Date, the Company determined that the transaction price of the Illumina Agreement was $30.5 million. Subsequent to commercialization, the Company is entitled to receive $124.5 million of minimum guaranteed royalties through the term of the Illumina Agreement. No royalties were included in the Illumina transaction price as of the Closing Date as probability of commercialization had not been achieved.

Subsequent to commercialization of the Co-Branded Kits, Illumina has the right to purchase SOMAmer reagents below SSP through the remaining term of the Illumina Agreement, which will continue for approximately 8 years after commercialization. Illumina's option to purchase SOMAmer reagents below SSP for this period represents a significant material right (the "Material Right"). As of the Closing Date, the Company allocated $30.4 million of the Illumina transaction price to the Material Right, which will be recognized as revenue as Illumina purchases SOMAmer reagents post commercialization.

As of March 31, 2024, the Company determined that commercialization of the Co-Branded Kits is probable due to the launch of an early-access program, and adjusted the transaction price to include $127.9 million of royalties expected to be received from 2025 through 2032. The Company allocated $0.4 million of the adjusted transaction price to satisfy performance obligations, and recognized that amount as revenue on a cumulative catch-up basis. The total transaction price of the Illumina Agreement as adjusted is $158.4 million. Substantially all of the transaction price is allocated to the Material Right, which the Company expects to recognize as revenue over an 8-year period from 2025 through 2032.

NEC Corporation

Additionally, in connection with the Merger, the Company assumed a joint development and commercialization agreement (the "JDCA") with NEC Solution Innovators, Ltd. ("NES"), originally entered into by SomaLogic and NES in March 2020, to develop and commercialize SomaScan® services in Japan. The JDCA is within the scope of ASC 808 as both companies are active participants and are exposed to significant rewards and risks dependent on commercial failure or success, and is accounted for by analogy to ASC 606.

Under the JDCA, the Company is entitled to receive $2.0 million in exchange for research and development services, all of which will be received during 2024. In connection with the Merger, the Company assumed certain contract liabilities and recorded $1.8 million of deferred revenue as of the Closing Date. As of March 31, 2024, deferred revenue related to the JDCA was $1.1 million, which is expected to be fully recognized by March 31, 2025.

New England Biolabs, Inc.

Also in connection with the Merger, the Company assumed a non-exclusive licensing agreement with New England Biolabs, Inc. ("NEB"), originally entered into by SomaLogic and NEB in September 2022 (the "License Agreement"), whereby the Company provides a license to use certain proprietary information and know-how relating to the Company's aptamer technology. Under the License Agreement, the Company is guaranteed fixed minimum royalties of $9.4 million to be received through September 2025. No revenue related to the guaranteed fixed minimum royalties will be recognized, as all revenue related to the receivable was recognized by SomaLogic prior to the Merger. Any revenue above the guaranteed fixed minimum royalties will be recognized in the period in which the subsequent sale or usage has occurred. As of March 31, 2024, royalties receivable related to this agreement were $8.6 million, including a current and non-current portion of $4.2 million and $4.4 million, respectively.

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

	NEC	Illumina	Other	Total
Deferred revenue at December 31, 2023	$-	$-	$15,127	$15,127
Deferred revenue assumed in connection with merger	1,773	30,418	1,998	34,189
Recognition of revenue from beginning or assumed deferred revenue balances	(722)	(406)	(4,659)	(5,787)
Revenue deferred during the period, net of revenue recognized	—	—	4,231	4,231
Deferred revenue at March 31, 2024	$1,051	$30,012	$16,697	$47,760

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of March 31, 2024 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2024 remainder of the year	$10,722
2025	6,989
2026	3,239
Thereafter	1,552
Total	$22,502

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

4. Goodwill and Acquired Intangible Assets, net

Acquired intangible assets, net consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$137,236	$(117,792)	$19,444	$117,354	$(115,954)	$1,400
Trade name	2,750	(98)	2,652	—	—	—
Customer relationships	2,750	(52)	2,698	—	—	—
Acquired intangible assets, net	$142,736	$(117,942)	$24,794	$117,354	$(115,954)	$1,400

Total amortization expense of the Company's acquired intangible assets was $2.1 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. There were no indicators of impairment of goodwill, long-lived assets or intangible assets during the three months ended March 31, 2024.

As of March 31, 2024, future expected amortization expense of acquired intangible assets, net was as follows (in thousands):

Fiscal Period
2024 remainder of the year	$2,159
2025	2,865
2026	2,865
2027	2,865
2028	2,865
Thereafter	11,175
Total	$24,794

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$287,057	$51,704
Restricted cash	1,287	795
Total cash, cash equivalents and restricted cash	$288,344	$52,499

Restricted cash of $1.3 million and $0.8 million is included in other non-current assets on the condensed consolidated balance sheets as of March 31, 2024, and December 31, 2023, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade receivables	$32,181	$19,972
Royalty receivable, current	4,319	—
Less: allowance for expected credit losses	(488)	(312)
Accounts receivable, net	$36,012	$19,660

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$42,371	$12,140
Work-in-process	655	282
Finished goods	10,595	8,111
Total inventory	$53,621	$20,533
Inventory, current	$40,359	$20,533
Inventory, non-current	$13,262	$—

The Company recorded charges for excess and obsolete inventory of $0.7 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$57,980	$35,563
Leasehold improvements	17,075	13,785
Computer equipment	7,658	6,232
Internal-use software	16,600	—
Office furniture and fixtures	3,490	1,762
Property and equipment, gross	102,803	57,342
Less accumulated depreciation and amortization	(62,831)	(35,489)
Construction-in-progress	4,814	2,334
Property and equipment, net	$44,786	$24,187

Depreciation expense was $3.0 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to internal-use software was $1.1 million and zero for the three months ended March 31, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and related benefits	$11,603	$12,052
Loss contingency accruals	4,516	—
Accrued warranties	2,444	2,593
Accrued restructuring	3,166	825
Uninvoiced receipts	2,764	1,516
Other	5,937	4,033
Accrued liabilities	$30,430	$21,019

Refer to Note 16 for additional information on restructuring.

Deferred Grant Income

In September 2020, the Company executed a contract with the National Institutes of Health ("NIH") under NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for their Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $0.9 million for each of the three months ended March 31, 2024 and 2023. Cumulative amounts applied against depreciation expense for these assets placed in service were $8.7 million and $7.8 million as of March 31, 2024 and December 31, 2023, respectively, and the carrying values of these assets were $13.5 million and $14.4 million, respectively, as of these same dates.

The current portion of deferred grant income on the Company’s condensed consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

6. Debt

Total carrying value of debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Convertible notes:
2014 Notes	$299	$569
2019 Notes, current	54,656	54,530
Total convertible notes, net	54,955	55,099
Term loan, non-current	—	3,414
Term loan, current	—	5,000
Total debt	$54,955	$63,513

Convertible Notes

In February 2014, the Company closed an underwritten public offering of 2014 Senior Convertible Notes ("2014 Notes"), which will mature on February 1, 2034, unless earlier converted, redeemed or repurchased in accordance with the terms of the 2014 Notes. Holders may require the Company to repurchase all or a portion of their 2014 Notes on February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. In March 2024, the Company repurchased $0.3 million of the outstanding principal amount of the 2014 Notes.

In November 2019, the Company issued $55.0 million aggregate principal amount of 2019 Senior Convertible Notes ("2019 Notes"). Net proceeds from the 2019 Notes issuance of $52.7 million, after deductions for commissions and other debt issuance costs, were used to retire all but $1.1 million of the aggregate principal value of the 2014 Notes then outstanding. The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include conversion of the 2019 Notes in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2019 Notes are convertible at the Company’s option in whole but not in part into shares of the Company’s common stock upon certain conditions if the volume-weighted average price of the Company’s common stock has equaled or exceeded 130% of the conversion price then in effect for a specified number of days.

Offering-related costs related to both notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes.

Term Loan Facility, net

On August 2, 2021, the Company amended its Revolving Credit Facility to, amongst other things, provide for a new $10.0 million term loan facility (the "Term Loan Facility"). As of December 31, 2023, the Term Loan Facility was fully drawn with an outstanding principal balance of $7.9 million and a carrying value of $8.4 million. The interest rate on the Term Loan Facility was the greater of 4.0% per annum or a floating per annum rate equal to the prime rate plus 0.75%. Interest on any outstanding term loan advances was due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance was due the earlier of the maturity date or the date the advance is repaid. Principal balances were required to be repaid in 24 equal installments which began on August 1, 2023. The stated maturity of the Term Loan Facility was July 1, 2025.

On March 4, 2024, the Company fully repaid all outstanding indebtedness owed pursuant to the Term Loan Facility and terminated the agreement.

7. Leases

In connection with the Merger, the Company assumed three leases for office and laboratory space, with lease terms of three to five years. The leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the Company's election to renew or extend the leases for additional periods ranging from three to ten years.

Lease Costs

Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period, including the Company's historical leases and those assumed in connection with the Merger, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,556	$2,010
Short-term lease cost	—	—
Variable lease cost	1,195	765
Less: Sublease income	(1,076)	(921)
Total lease cost	$2,675	$1,854

Lease Maturities

The table below reconciles the undiscounted lease payment maturities to the lease liabilities for the Company's operating leases:

March 31, 2024
Remainder of 2024	$7,361
2025	9,686
2026	8,721
2027	7,388
2028	7,355
Thereafter	10,224
Total	50,735
Less: amount of lease payments representing interest	(13,793)
Present value of future minimum lease payments	36,942
Less: current operating lease liabilities	(5,834)
Long-term operating lease liabilities	$31,108

Supplemental Lease Information

Supplemental information related to the Company's operating leases was as follows:

March 31, 2024
Weighted average remaining lease term	5.5 years
Weighted average discount rate	11.9%

8. Commitments and Contingencies

Other Commitments

In the normal course of business, the Company enters into various contractual and legally binding purchase commitments. As of March 31, 2024, the Company's open commitments totaled $21.6 million. Capital expenditure commitments as of March 31, 2024 were immaterial.

In connection with the Illumina Agreement, the Company is required to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. In 2023, the Company contracted with Integrated DNA Technologies, Inc. (“IDT”) to manufacture custom products. Under the contract manufacturing agreement, the Company committed to minimum annual purchases of $2.3 million. As the minimum contract term is three years, the total purchase commitment related to the agreement is $6.9 million. As of March 31, 2024, the Company has not yet began placing orders under the agreement.

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

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In addition, the Company has entered into indemnification agreements with its officers, directors and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding.

Legal Proceedings

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

The Company currently expects to settle previously outstanding litigation with former shareholders of SomaLogic for $6.2 million to consist of the repurchase of approximately 1.85 million shares of Standard BioTools common stock from the shareholders at the market price and a cash payment equal to $6.2 million less the amount paid for the repurchased shares. A loss contingency accrual of $1.2 million, which was assumed in connection with the Merger on January 5, 2024, is recorded in accrued liabilities on the Company's condensed consolidated balance sheet as of March 31, 2024. The remaining portion of the settlement costs attributable to the amount expected to be paid for the repurchased shares which will be recorded as a reduction to additional paid-in capital on the Company's condensed consolidated balance sheet as of the period the settlement occurs.

Shareholder Litigation

On November 28, 2023, a purported stockholder filed a complaint against the Company and its members of its Board in the United States District Court for the Northern District of California. The complaint has since been voluntarily dismissed. On December 12, 2023 two separate shareholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. The Company is reviewing the complaints and has not yet formally responded to them. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed transaction, which was denied by the Court on January 4, 2024. The non-injunctive claims, including breach of fiduciary duty, are still being litigated. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Between October 24, 2023 and January 3, 2024, SomaLogic received 17 letters from purported shareholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement.

In February 2024, the Company settled previously outstanding litigation with a former shareholder of SomaLogic, whereby the Company relinquished 422,048 shares of Standard BioTools common stock that were subject to vesting conditions.

Additional lawsuits against us and certain of our officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional filings.

In the normal course of business, the Company is from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. Although the results of litigation and claims cannot be predicted with certainty, management currently believes that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.

Other Contingencies

Following the Merger, Standard BioTools is responsible for SomaLogic’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These liabilities and obligations will result in additional cost and expense by Standard BioTools and, if Standard BioTools has underestimated the amount of these costs and expenses or if Standard BioTools fails to satisfy any such liabilities or obligations, Standard BioTools may not realize the anticipated benefits of the Merger and there may be an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. Further, it is possible that there may be unknown, contingent or other liabilities, obligations or other problems that may arise in the future, the existence and/or magnitude of which Standard BioTools was previously unaware. Any such liabilities, obligations or other problems could have an adverse effect on the company’s business, financial condition, results of operations or cash flows. With respect to these additional matters, the Company is not able to estimate the possible loss or range of losses that could be incurred.

9. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024
Cash and cash equivalents:
Money market funds	$24,378	$24,378	$—	$—
Total cash and cash equivalents	$24,378	$24,378	$—	$—

Short-term investments:
U.S. treasury securities	$175,225	$—	$175,225	$—
Total short-term investments	$175,225	$—	$175,225	$—

Total assets measured at fair value	$199,603	$24,378	$175,225	$—

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Cash and cash equivalents:
Money market funds	$35,385	$35,385	$—	$—
Total cash and cash equivalents	$35,385	$35,385	$—	$—

Short-term investments:
U.S. treasury securities	$63,191	$—	$63,191	$—
Total short-term investments	$63,191	$—	$63,191	$—

Total assets measured at fair value	$98,576	$35,385	$63,191	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the three months ended March 31, 2024.

The following table summarizes available-for-sale securities (in thousands):

			As of March 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$24,378	$—	$—	$24,378
Total cash and cash equivalents		$24,378	$—	$—	$24,378

Short-term investments:
U.S. treasury securities	1 or less	$175,257	$—	$(32)	$175,225
Total short-term investments		$175,257	$—	$(32)	$175,225

Total available-for-sale securities		$199,635	$—	$(32)	$199,603

			As of December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$35,385	$—	$—	$35,385
Total cash and cash equivalents		$35,385	$—	$—	$35,385

Short-term investments:
U.S. treasury securities	1 or less	$63,169	$22	$—	$63,191
Total short-term investments		$63,169	$22	$—	$63,191

Total available-for-sale securities		$98,554	$22	$—	$98,576

As of March 31, 2024, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Liabilities measured at fair value on a recurring basis

The following table presents information about the Company's liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

Fair value of warrant liabilities as of Closing Date	$906
Change in fair value of warrant liabilities	853
Fair value of warrant liabilities as of March 31, 2024	$1,759

Warrant liabilities

The Warrants were valued using Level 2 inputs as of the Closing Date as the Public Warrants were actively traded as of the Closing Date. Therefore, the Company had directly observable prices for identical instruments as of the Closing Date. As of March 31, 2024, the Warrants were no longer publicly traded (see Note 1) and were valued using Level 3 inputs.

March 31, 2024
Volatility	70.2%
Risk-free rate	4.46%
Warrant term (in years)	2.4

Debt

The 2014 Notes and 2019 Notes (collectively, the Convertible Notes) are not regularly traded. The estimated fair values for the Convertible Notes represent Level III valuations since a fair value for the Convertible Notes cannot be determined by using readily observable inputs or measures, such as market prices. Fair values were estimated using pricing models and risk-adjusted value ranges. The estimated fair value of the 2019 Notes was $61.7 million and $58.2 million as of March 31, 2024 and December 31, 2023, respectively. The carrying value of the 2014 Notes approximates fair value as the interest rate and terms are reflective of the rate the Company could obtain on debt with similar terms and conditions.

10. Mezzanine Equity

Series B Redeemable Preferred Stock

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, “Viking” and, collectively with Casdin, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) 127,779 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of the Company’s common stock. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remained outstanding as of March 31, 2024, and the Company had no amounts recorded in mezzanine equity.

The Exchange was considered to be an induced conversion of preferred stock as the Investors received a lower conversion price, and were issued more shares of common stock than provided under the original terms of the Series B Convertible Preferred Stock Purchase Agreement entered into with the Investors. The $46.0 million difference between the fair value of the inducement and the carrying value of the Series B Preferred Stock was recognized to the Company's accumulated deficit during the three months ended March 31, 2024.

11. Shareholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Company's board of directors authorized a new share repurchase program (the "2024 Share Repurchase Program") pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the three months ended March 31, 2024, the Company repurchased 4,119,486 shares of its common stock for $11.1 million under the 2024 Share Repurchase Program.

Common Shares Reserved

As of March 31, 2024, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,595	1,247	208
2011 Equity Incentive Plan	1,940	5,272	19,392
2017 Inducement Award Plan	59	2	—
2017 Employee Stock Purchase Plan	—	—	1,581
SomaLogic Plans	27,549	1,743	—
Total common stock reserved for future issuance	37,143	8,264	21,181

12. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in our 2023 Financial Statements. Under the 2022 Inducement Equity Incentive Plan (the “2022 Plan”), the Company has the ability to grant several forms of incentive awards to the Company's eligible employees, directors, and non-employee consultants.

Upon completion of the Merger, Standard BioTools assumed SomaLogic's stock incentive plans. In addition, all outstanding options to purchase SomaLogic Common Stock and all restricted stock units in respect of shares of SomaLogic Common Stock that were outstanding immediately prior to the completion of the Merger were automatically adjusted by the Exchange Ratio and converted into an equity award of the same type covering shares of the Company's common stock, on the same terms and conditions (including any continuing vesting requirements), under the applicable Standard BioTools plan and award agreement in effect immediately prior to the completion of the Merger.

The Company recorded $6.2 million of stock-based compensation expense due to the acceleration of awards for certain SomaLogic executives in connection with the Merger.

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	6,933	$2.46
Assumed through acquisition	2,970	$2.00
Granted	198	$2.37
Vested	(1,741)	$2.20
Forfeited	(403)	$1.94
Balance at March 31, 2024	7,957	$2.37

As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock units ("RSUs") under the Company’s equity incentive plans was $14.5 million. The Company expects to recognize the expense over a weighted-average period of 2.2 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2023	9,294	$3.62	8.5
Assumed through acquisition	28,184	$4.80
Granted	300	$2.25
Exercised	(53)	$1.79
Cancelled	(583)	$4.44
Balance at March 31, 2024	37,142	$4.50	7.6	$2,965
Vested at March 31, 2024	25,933	$4.93	7.2	$396
Unvested options at March 31, 2024	11,209	$3.50	8.6	$2,569

(1)
Aggregate intrinsic value as of March 31, 2024 was calculated as the difference between the closing price per share of the Company’s common stock on the last trading day of March, which was $2.71, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during each of the three-month periods ended March 31, 2024 and 2023 was immaterial. The total intrinsic value of options vested during the three months ended March 31, 2024 and 2023 was $0.4 million and zero, respectively. As of March 31, 2024, the unrecognized compensation costs related to outstanding unvested options under the Company’s equity incentive plans were $19.4 million. The Company expects to recognize those costs over a weighted-average period of 1.1 years.

Performance-based Awards

In July 2023, the Company granted performance-based restricted stock units ("PSUs") to certain executive officers that vest based upon the achievement of specified revenue and EBITDA targets for the twelve months ended December 31, 2023, and the executive’s continued employment with the Company. Stock-based compensation expense is being recognized over the requisite service period, as it is deemed probable the Company will satisfy the performance measures. Certain of the specified revenue and EBITDA targets were met and the PSUs vested and were released from restriction in April 2024.

Activity under the performance-based awards was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	309	$2.42
PSU granted	—	$—
PSU released	—	$—
Balance at March 31, 2024	309	$2.42

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of product revenue	$143	$274
Cost of services revenue	95	77
Cost of collaboration and other revenue	1	2
Research and development expense	1,328	416
Selling, general and administrative expense	10,044	2,379
Total stock-based compensation expense	$11,611	$3,148

13. Net Loss Per Share

The Company’s basic and diluted net loss per share is calculated by dividing net loss less any redemption or induced conversion on the Series B Preferred Stock by the weighted-average number of shares of common stock outstanding for the period. RSUs, PSUs, options to purchase the Company’s common stock, restricted stock, ESPP shares pending issuance, Series B Preferred Stock and Convertible Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

As described above, on March 18, 2024, the Company consummated the Exchange in which all outstanding Series B Preferred Stock were exchanged for an aggregate of 92,930,553 shares of the Company's common stock. This transaction was determined to be an induced conversion due a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and was included as a reduction to the numerator in calculating EPS.

Computation of net loss per share for the three months ended March 31, 2024 and 2023 was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from operations	$(32,157)	$(16,843)
Induced conversion of redeemable preferred stock	(46,014)	—
Net loss attributable to common stockholders	$(78,171)	$(16,843)

Denominator:
Weighted-average shares outstanding during the period	294,125	79,080
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.21)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
RSUs, PSUs, stock options, restricted shares and ESPP shares	46,021	14,624
Series B Preferred Stock	—	75,164
2019 Notes(1)	18,966	18,966
2014 Notes	5	10
Warrants	11,692	—
Total	76,684	108,764

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

The 4,119,486 and 1,250,484 shares of the Company's common stock that were repurchased during the three months ended March 31, 2024 and 2023, respectively, have also been excluded from the Company's net loss per share and diluted net loss per share calculations.

14. Income Taxes

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

The Company recorded income tax expense of $0.1 million and $0.3 million in the three months ended March 31, 2024 and 2023, respectively. The decrease in the Company's tax provision reflects the effect of the Company's foreign operations, which reported lower pre-tax income in the first quarter of 2024 compared to the same period in 2023.

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

15. Segment Reporting

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

During the first quarter of 2024, the CODM began using operating income to measure the operating performance of the segments. The Company determines each segment’s operating income by subtracting direct expenses, including cost of revenues, research and development expense, and sales and marketing expense, from revenues. Amortization, depreciation, and restructuring charges are included in each segment’s operating expenses. Corporate costs, including general and administrative expenses for functions shared by both operating segments such as executive management, human resources, and finance, along with interest and taxes, and transaction and integration expenses are excluded from each segment’s results, which is consistent with how our CODM evaluates segment performance.

The Company does not prepare or report segmented balance sheet information as the CODM does not use the information to assess segment operating performance. The segments adhere to the same accounting policies as the Company as a whole.

The Company’s business segment information was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Proteomics	$36,180	$15,200
Genomics	9,360	9,919
Total revenue	$45,540	$25,119

Income (loss) from operations:
Proteomics	$(14,536)	$(5,481)
Genomics	(196)	177
Corporate expenses	(24,003)	(10,139)
Restructuring and related charges	(4,284)	(1,150)
Transaction and integration expenses	(17,163)	—
Total income (loss) from operations	$(60,182)	$(16,593)

Depreciation & amortization:
Proteomics	$3,357	$3,272
Genomics	401	166
Corporate	1,436	224
Total depreciation & amortization	$5,194	$3,662

16. Restructuring and Related Charges

The Company records restructuring and related charges as incurred. These items are classified within restructuring and related charges in the condensed consolidated statements of operations for the three months ended March 31, 2024, and primarily include severance costs as well as facility costs (net of sublease income) for leased space in South San Francisco that the Company has vacated as part of the restructuring plan. The Company recognized restructuring and related charges of $4.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Beginning with the appointment of the Company’s new management team in April 2022 and as further announced in August 2022, the Company implemented a restructuring plan, including a reduction-in-force, to improve operational efficiency, achieve cost savings and align the Company’s workforce to the future needs of the business. In addition to the reduction-in-force, the Company is reducing leased office space, optimizing its manufacturing footprint and streamlining support functions. The Company is developing a more disciplined cost management culture throughout its organization by investing in training and advanced information systems.

In April 2024, the Company announced a new restructuring plan following the completion of the Merger to improve operational efficiency and reduce operating costs. The plan includes a reduction-in-force and streamlined operational expenditures. For further details, please see Note 18.

The Company expects to continue to accrue liabilities for restructuring charges primarily related to employee severance throughout 2024. Ongoing restructuring charges will continue to be incurred for facility related costs through the termination of the facility leases. These estimates are subject to a number of assumptions, and actual results may differ.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the three months ended March 31, 2024 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2023	$825	$—	$—	$825
Restructuring and related charges	3,386	672	226	4,284
Cash payments	(1,045)	(672)	(226)	(1,943)
Balance at March 31, 2024	$3,166	$—	$—	$3,166

(1)
Restructuring liabilities are recorded in accrued liabilities on the condensed consolidated balance sheets.
(2)
Other restructuring liabilities are comprised mainly of sublease commissions and are recorded in other accrued liabilities on the condensed consolidated balance sheets.

The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Restructuring:
Proteomics	$—	$191
Genomics	—	408
Corporate expenses	4,284	551
Total restructuring and related charges	$4,284	$1,150

17. Related Parties

In connection with the Merger, Eli Casdin, a member of the Company’s Board of Directors and the Company’s principal shareholder, and the former principal shareholder of SomaLogic, was issued 3,807 shares of common stock, 3,807 restricted stock units vesting in equal annual installments beginning on March 17, 2024, and 144,088 options in exchange for his shares of SomaLogic Common Stock and SomaLogic equity awards. In addition, Casdin Partners Master Fund, L.P. and Casdin Private Growth Equity Fund, L.P. received 11,246,525 and 2,744,219 shares of common stock, respectively, in exchange for their shares of SomaLogic Common Stock, which shares may be deemed to be indirectly beneficially owned by Mr. Casdin. Additionally, in connection with the Merger, warrants held by CMLS Holdings II LLC (“CMLS LLC”) converted into the right to receive, upon exercise of such warrants, 4,824,802 shares of the Company’s common stock and CMLS LLC also received 7,548,000 shares of common stock in exchange for its SomaLogic Common Stock, all of which may be deemed to be indirectly beneficially owned by Mr. Casdin. In total, Mr. Casdin may be deemed to have beneficially received 26,515,248 shares of common stock in the Merger, including the common stock issuable upon the vesting of RSUs and exercise of options and warrants.

On March 18, 2024, Casdin and its affiliates entered into the Exchange Agreement with the Company whereby all of the outstanding shares of the Series B-1 Preferred Stock held by Casdin and its affiliates were converted into an aggregate of 46,465,458 shares of the Company's common stock.

18. Subsequent Events

On April 25, 2024, the Company announced a reduction in-force of approximately 10% of its total workforce, including the elimination of certain senior management positions following the closing of the Company’s Merger, as part of an operational restructuring plan. The purpose of the restructuring plan, including the reduction-in-force, is to improve operational efficiency and reduce operating costs, while supporting the execution of the Company’s long-term strategic plan.

The Company currently expects expenses related to the reduction-in-force, consisting primarily of cash severance and termination benefits and related costs, to be in the range of approximately $10.0 million to $11.0 million, which includes approximately $4.0 million of non-cash expenses related to vesting of share-based awards. The Company expects these costs to be payable over the next three quarters. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the operational restructuring plan, including the reduction-in-force.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 1, 2024 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

On January 5, 2024, we completed the Merger with SomaLogic, Inc. ("SomaLogic"), creating a leading provider of differentiated multi-omics tools for research.

Recent Developments

Our leadership team identified three strategic priorities: revenue growth, improving operating discipline and strategic capital allocation, as more fully discussed in Part I Item 1 “Business” in our Annual Report.

Series B Redeemable Preferred Stock

On March 18, 2024, we entered into an exchange agreement (the “Exchange Agreement”) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, “Viking” and, collectively with Casdin, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) 127,779 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of our common stock. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remained outstanding as of March 31, 2024, and we had no amounts recorded in mezzanine equity.

The Exchange was determined to be an induced conversion due a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and increased our net loss per share.

Merger

On January 5, 2024, we completed the Merger pursuant to an Agreement and Plan of Merger, dated as of October 4, 2023 (the “Merger Agreement”), by and among us, SomaLogic and Martis Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into SomaLogic, with SomaLogic surviving as a wholly owned subsidiary of Standard BioTools. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of SomaLogic common stock, par value $0.0001 per share (the “SomaLogic Common Stock”), converted into the right to receive 1.11 shares of our common stock.

In addition, as of the effective time of the Merger (the “Effective Time”), we assumed each SomaLogic stock incentive plan, outstanding option to purchase shares of SomaLogic Common Stock and outstanding RSUs, whether vested or unvested. In addition, as of the Effective Time, each SomaLogic warrant was treated in accordance with its terms.

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

•
Continued adoption of our services and products:
o
We have a well-established base of marquee customer and key opinion leader (“KOL”) relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers.
o
We continue to focus on growth in instrument placements, including the SomaScan® Certified Sites program, which we expect to drive future growth in sales of consumables, SomaScan® assay kits, and instrument support services.
o
We continue to enhance our proteomics offering through continuous improvements to our proteomics instruments, and the commercial release of the LabThread SLX, which is a fully integrated system optimized for running the SomaScan® assay.
o
Total revenue may vary from period to period based on, among other things, the timing and size of new contracts, fluctuations in customer consumption of and adoption trends, ramp time and productivity of our salesforce, the impact of significant transactions, and seasonality. Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our offering.
•
Continued investment in growth:
o
We continue to invest significantly in our laboratory process and commercial infrastructure.
o
Investments in research and development will include hiring of employees with the necessary scientific and technical backgrounds to enable enhancements to our existing services and products and bring new services and products to market.
•
Ability to lower operating costs:
o
As we integrate with SomaLogic, we continue to focus on improving operating discipline through implementation of lean Standard BioTools Business System principles to build more efficient operations and reduce costs.
o
We intend to reduce the cost of manufacturing SOMAmer® reagents by, in part, modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.
o
We intend to reduce the cost of performing the SomaScan® assay as we move to either a less expensive array or NGS system for our DNA readout of the protein concentrations present in a sample.
o
We expect general and administrative expenses to trend downward during 2024 as we reduce headcount and realize synergies from the Merger.
•
Seasonality:
o
Our revenue can be seasonal dependent upon the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends.
•
Expansion of our proteomic content:
o
To maintain our competitive advantage in the proteomics market, we plan to increase the number of protein reagents for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents.
o
We continue to expand our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.

Financial Operations Overview

Revenue

We generate our revenue from three primary sources: (1) product revenue, (2) assay services revenue, and (3) instrument support service revenues. We also derive revenue from collaborative arrangements, license agreements, grants, and royalties. Customers include top biopharmaceutical companies and leading academic research universities.

Product revenue

We generate product revenue from the sale of instruments, consumables, SomaScan® assay kits and other related items. Consumables revenue is largely driven by the size of our active installed base of instruments and the level of usage per instrument. SomaScan assay kit sales is largely driven by the number of active SomaScan® Certified Sites ("certified sites").

Assay services revenue

We generate assay services revenue primarily from the sale of SomaScan® services. SomaScan® service revenue is derived from performing the SomaScan® assay on customer samples to generate data on protein biomarkers. We expect assay services revenue to increase over the long-term with new and recurring sales opportunities. With the enhancement of our proteomic services, we expect to capture more market opportunities outside of the United States region, as well as winning contracts with new customers and expanding the scope of sales with existing customers.

Instrument support service revenue

Instrument support service revenue primarily consists of post-warranty service contracts, preventive maintenance plans, installation and training for our instruments. We expect the average selling prices of our products and services to fluctuate over time based on market conditions, product mix and currency fluctuations.

Collaboration and other revenue

Collaboration and other revenue consists of fees earned for research and development services, except for grant revenue research and development services that are classified in other revenue. We believe expanding collaborative arrangements with KOLs will allow for further enhancements of our integrated platform, lower barriers to adoption and introduce or expand new market channels and customers within geographic regions and markets we do not currently operate in.

Cost of Revenue

Cost of product revenue

Cost of product revenue consists primarily of raw materials, equipment and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. In addition, cost of product revenue includes amortization of developed technology, royalty costs for licensed technologies included in our products, warranty costs, provisions for excess and obsolete inventory, and stock-based compensation expense, and shipping and handling costs. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

Cost of service revenue

Cost of service revenue consists of raw materials and production costs, personnel-related costs, overhead and other direct costs. It also includes costs for production variances for SOMAmer® reagents, such as yield losses, material usages, spending and capacity variances. Cost of service revenue is recognized in the period the related revenue is recognized.

Our cost of service revenue and related service margin may fluctuate depending on the variability in material and labor costs of servicing.

Research and Development ("R&D")

R&D expenses consist primarily of personnel-related costs related to enhancing our technologies and supporting development and commercialization of new and existing products and services. R&D expenses also consist of laboratory supply costs, clinical study costs, consulting fees, and other allocated overhead expenses. We plan to continue to invest significantly in our R&D efforts, including hiring additional employees, with an expected focus on advancing our proteomics products and services. As a result, we expect R&D expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Selling, General, and Administrative ("SG&A")

SG&A expenses consist primarily of personnel-related costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management teams, as well as professional services, including legal and accounting services.

Restructuring and Related Charges

Restructuring and related charges primarily consist of severance costs and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our facility lease in South San Francisco. These costs, including a reduction-in-force, are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business. In addition to the reduction-in-force, we are reducing leased office space, optimizing our manufacturing footprint and streamlining support functions.

Transaction and Integration Expenses

Transaction and integration expenses consist of costs incurred in connection with the Merger, including legal, advisory, accounting and other transaction-related costs including integration costs. We expect to continue incurring these costs throughout 2024.

Bargain Purchase Gain

Bargain purchase gain represents the excess of fair value of the assets acquired and liabilities assumed over the fair value of the consideration transferred in connection with the Merger. We determined that the bargain purchase gain was primarily attributable to a rapid decline in our stock price in the days following the announcement of the Merger, which persisted through the close of the Merger.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024		2023
Revenue	$45,540	100%	$25,119	100%
Cost of revenue:
Cost of product revenue	12,781	28%	9,990	40%
Cost of services revenue	8,509	19%	2,792	11%
Cost of collaboration and other revenue	62	0%	56	0%
Total cost of revenue	21,352	47%	12,838	51%
Gross profit	24,188	53%	12,281	49%
Operating expenses:
Research and development	15,980	35%	6,429	26%
Selling, general and administrative	46,943	103%	21,295	85%
Restructuring and related charges	4,284	9%	1,150	5%
Transaction and integration expenses	17,163	38%	—	—%
Total operating expenses	84,370	185%	28,874	114%
Loss from operations	(60,182)	(132)%	(16,593)	(66)%
Bargain purchase gain	25,213	55%	—	—%
Interest income, net	5,174	11%	72	0%
Other expense, net	(2,234)	(5)%	(59)	(0)%
Loss before income taxes	(32,029)	(70)%	(16,580)	(66)%
Income tax expense	(128)	(0)%	(263)	(1)%
Net loss	$(32,157)	(71)%	$(16,843)	(67)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended March 31,					Year-over-
	2024			2023		Year Change
Product revenue:
Instruments	$4,903		11%	$5,923	24%	-17%
Consumables	10,411	-	23%	11,515	46%	-10%
SomaScan assay kits and related	8,278		18%	—	0%	N/A
Total product revenue	23,592		52%	17,438	69%	35%
Service revenue:
Assay services	14,862		33%	—	0%	N/A
Instrument support services	6,165		14%	6,881	28%	(10)%
Total service revenue	21,027		46%	6,881	27%	206%
Collaboration and other revenue	921		2%	800	3%	15%
Total revenue	$45,540		100%	$25,119	100%	81%

Total revenue grew 81% to $45.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Revenue increased by $23.9 million due to the acquisition of SomaLogic, offset by a decrease of $3.5 million in revenues from our legacy business. The decrease attributable to our legacy business was primarily driven by a decrease in the sales of consumables, while instrument revenue remained relatively flat. Service revenue increased by $14.1 million primarily driven by our new assay services offering, resulting from the acquisition of SomaLogic.

Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended March 31,				Year-over-
	2024		2023		Year Change
Proteomics revenue	$36,180	79%	$15,200	61%	138%
Genomics revenue	9,360	21%	9,919	39%	(6)%
Total revenue	$45,540	100%	$25,119	100%	81%

Total proteomics revenue grew 138% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our growth in proteomics was driven by the acquisition of SomaLogic, which expanded our proteomics capabilities, products and services.

Total genomics revenue decreased 6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The continued decline in the genomics segment was anticipated, and is a driver of our continued focus on growing the OEM business and managing this segment to sustainable positive contribution margin in the near-term.

Cost of Revenue

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended March 31,			Year-over-
	2024		2023	Year Change
Cost of product revenue	$12,781		$9,990	28%
Cost of service revenue	8,509	—	2,792	205%
Cost of collaboration and other revenue	62		56	11%
Total cost of revenue	$21,352		$12,838	66%
Gross profit	$24,188		$12,281	97%
Gross margin	53.1%		48.9%	4.2%

Gross profit increased by $11.9 million, or 97%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in gross profit during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to the impact from the Merger in the first quarter of 2024 which resulted in increased revenue and improved margins from SomaScan® assay services, as well as increased sales of instruments and consumables.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-
	2024	2023	Year Change
Research and development	$15,980	$6,429	149%
Selling, general and administrative	46,943	21,295	120%
Restructuring and related charges	4,284	1,150	273%
Transaction and integration expenses	17,163	—	N/A
Total operating expenses	$84,370	$28,874	192%

Research and Development

R&D expense increased by $9.6 million, or 149%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to the impact of the Merger in the first quarter of 2024, which resulted in an increase of $8.5 million in R&D expense from SomaLogic operations and an increase of $0.8 million in stock-based compensation.

Selling, General and Administrative

SG&A expense increased by $25.6 million, or 120%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock based compensation expense due to the expanded global workforce headcount.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended March 31,		Year-over-
	2024	2023	Year Change
Severance and other termination benefits	$3,386	$292	1060%
Facilities and other	898	858	5%
Total restructuring and related charges	$4,284	$1,150	273%

Restructuring and related charges increased by $3.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to increased severance and termination benefits in connection with the Merger that was consummated in the first quarter of 2024.

Transaction and Integration Expenses

Transaction and integration expenses increased by $17.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase for the three months ended March 31, 2024 was due to legal, advisory, accounting costs, and integration expenses incurred in connection with the Merger. The Company expects to incur additional amounts in future periods for the Merger.

Bargain purchase gain

Bargain purchase gain increased by $25.2 million for the three months ended March 31, 2024 compared to the same periods in 2023. The increase for the three months ended March 31, 2024 was due to the consummation of the Merger in January 2024, which resulted in the fair value of assets acquired and liabilities assumed from the Merger exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger Agreement.

Interest Income, net

The increase in other income, net of $5.1 million for the three months ended March 31, 2024 compared to the same period in 2023, was primarily due to the interest earned on increased balances of money market funds and short-term investments and higher interest rates, as well as a decrease in interest expense due to repayment of our term loan in March 2024. Money market funds balances and short-term investments increased as a result of the Merger with SomaLogic.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.3 million in the three months ended March 31, 2024 and 2023, respectively. The decrease in our tax provision reflects the effect of our foreign operations, which reported lower pre-tax income in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,078.9 million as of March 31, 2024. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $462.3 million at March 31, 2024 and $114.9 million at December 31, 2023.

Capital Resources and Commitments

We enter into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital primarily include debt and operating leases. Our operating lease arrangements require cash repayment and our convertible debt that matures on December 1, 2024 contains rights that may result in their conversion to our common stock prior to maturity. On March 4, 2024, the Company fully repaid all outstanding indebtedness owed pursuant to the Term Loan Facility and terminated the agreement.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Following the SomaLogic Merger on January 5, 2024, we assumed additional cash commitments, including a requirement under the agreement originally entered into by SomaLogic with Illumina Cambridge, Ltd. in December 2021, to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. Specifically, we assumed minimum annual purchase commitments of $2.3 million with IDT who is contracted to manufacture custom products. As the minimum contract term is three years, our total purchase commitment related to the agreement is $6.9 million. As of March 31, 2024, the Company has not yet began placing orders under the agreement with IDT.

The terms and provisions of our debt and leases are more fully discussed in Notes 6 and 7 respectively, in the unaudited condensed consolidated financial statements.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flow summary:
Net cash used in operating activities	$(62,476)	$(8,485)
Net cash provided by investing activities	318,075	43,154
Net cash used in financing activities	(19,733)	(2,558)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(21)	23
Net increase in cash, cash equivalents and restricted cash	$235,845	$32,134

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

In the three months ended March 31, 2024, we used $38.8 million of net proceeds from the sales and maturities of short-term investments to help fund $62.5 million of net cash used in operating activities, $11.1 million of common stock repurchases, and $8.2 million of repayment of term loan and convertible notes.

In the three months ended March 31, 2023, we used $44.2 million of net proceeds from the sales and maturities of short-term investments to help fund $8.5 million of net cash used in operating activities, $2.5 million of common stock repurchases, and a $32.1 million increase in cash and cash equivalents.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 increased by $54.0 million compared to the same period in 2023. The increase reflects a higher net loss and adjustments for non-cash items, which collectively used $40.0 million in the three months ended March 31, 2024 compared to $8.8 million used in the same period of 2023, and changes in net operating assets and liabilities which used $22.5 million and provided $0.4 million in the three months ended March 31, 2024 and 2023, respectively.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $318.1 million compared to $43.2 million used in the three months ended March 31, 2023. The three months ended March 31, 2024 primarily reflects $280.0 million of cash and restricted cash acquired in the Merger, and $38.8 million of proceeds from sales and maturities of short-term investments, net of purchases. The first quarter of 2023 primarily reflects $44.2 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities

Financing activities used cash of $19.7 million for the three months ended March 31, 2024 and $2.6 million in the same period of 2023. These changes in cash from financing activities primarily reflect $11.1 million of common stock share repurchases, and $8.2 million of repayment of term loan and convertible notes in the three months ended March 31, 2024. These changes in cash during the first quarter of 2023 primarily reflect $2.5 million of common stock share repurchases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities, income tax liabilities (assets) and preferred equity. Refer to Item 7 in our Annual Report for additional information regarding our critical accounting policies and estimates.

There have been no significant changes to our significant accounting policies described in our Annual Report, other than as disclosed in Note 1 to our accompanying financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in Part I Item 1A “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or results of operations. The risks in our Annual Report are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations or financial condition could suffer, the trading price of our securities could decline and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of March 31, 2024, we have repurchased 4,119,486 shares of our common stock under the 2024 Share Repurchase Program.

The following table provides monthly information with respect to the shares of common stock repurchased by us during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2024	—	$—	—	$50.0 million
February 1-28, 2024	—	$—	—	$50.0 million
March 1-31, 2024	4,119,486	$2.68	4,119,486	$39.0 million

1 Average price paid per share includes commission fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Standard BioTools Inc., as filed with the Secretary of State of the State of Delaware on January 4, 2024.	8-K	3.1	1/5/2024

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	3.6	4/5/2022

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	3.7	4/5/2022

3.7	Certificate of Elimination of Series B-1 Convertible Preferred Stock.	8-K	3.1	3/18/2024

3.8	Certificate of Elimination of Series B-2 Convertible Preferred Stock.	8-K	3.2	3/18/2024

10.1#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	10.1	1/5/2024

10.2	Exchange Agreement, dated March 18, 2024, by and between Standard BioTools Inc. and Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	10.1	3/18/2024

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

STANDARD BIOTOOLS INC.

Dated: May 9, 2024	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Accounting and Financial Officer)