Form 10-Q
period 2024-06-30
STANDARD BIOTOOLS INC.
filed 2024-08-06
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 371,154,471 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities involving potential subleasing, talent relocation plans and severance obligations, modifications to the scope of our proteomic and genomics businesses and discontinuing of certain product lines) and our expectations regarding the benefits and integration of acquired businesses and/or products (including in connection with our merger with SomaLogic, Inc. in January 2024 (the "Merger")). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$269,811	$51,704
Short-term investments	124,902	63,191
Accounts receivable, net	32,441	19,660
Inventory	42,618	20,533
Prepaid expenses and other current assets	10,257	3,127
Total current assets	480,029	158,215
Inventory, non-current	16,252	—
Royalty receivable, non-current	3,738	—
Property and equipment, net	42,569	24,187
Operating lease right-of-use asset, net	31,531	30,663
Other non-current assets	4,282	2,285
Acquired intangible assets, net	24,078	1,400
Goodwill	106,253	106,317
Total assets	$708,732	$323,067
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,570	$9,236
Accrued liabilities	31,929	21,019
Operating lease liabilities, current	5,851	4,323
Deferred revenue, current	15,113	11,607
Deferred grant income, current	3,562	3,612
Term loan, current	—	5,000
Convertible notes, current	54,783	54,530
Total current liabilities	123,808	109,327
Convertible notes, non-current	299	569
Term loan, non-current	—	3,414
Deferred tax liability	841	841
Operating lease liabilities, non-current	29,617	30,374
Deferred revenue, non-current	33,395	3,520
Deferred grant income, non-current	8,995	10,755
Other non-current liabilities	1,516	1,065
Total liabilities	198,471	159,865
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; zero and 256 shares authorized and issued and outstanding at June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of zero and $255,559 at June 30, 2024 and December 31, 2023, respectively	—	311,253
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000 and 9,744 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value, 600,000 shares authorized at June 30, 2024 and 400,000 shares authorized at December 31, 2023; 389,703 and 83,364 shares issued at June 30, 2024 and December 31, 2023, respectively; 371,123 and 80,232 shares outstanding at June 30, 2024 and December 31, 2023, respectively	389	83
Additional paid-in capital	1,682,480	860,816
Accumulated other comprehensive loss	(1,500)	(2,221)
Accumulated deficit	(1,124,641)	(1,000,752)
Treasury stock at cost: 18,580 and 3,132 shares at June 30, 2024 and December 31, 2023, respectively	(46,467)	(5,977)
Total stockholders’ equity (deficit)	510,261	(148,051)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$708,732	$323,067

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$22,163	$21,665	$45,755	$39,103
Services revenue	14,053	5,821	35,080	12,702
Collaboration and other revenue	989	180	1,910	980
Total revenue	37,205	27,666	82,745	52,785
Cost of revenue:
Cost of product revenue	12,202	11,883	24,983	21,873
Cost of services revenue	10,070	2,181	18,579	4,973
Cost of collaboration and other revenue	25	—	87	56
Total cost of revenue	22,297	14,064	43,649	26,902
Gross profit	14,908	13,602	39,096	25,883
Operating expenses:
Research and development	19,222	6,184	35,202	12,613
Selling, general and administrative	37,674	22,600	84,617	43,895
Restructuring and related charges	5,749	2,267	10,033	3,417
Transaction and integration expenses	2,782	—	19,945	—
Total operating expenses	65,427	31,051	149,797	59,925
Loss from operations	(50,519)	(17,449)	(110,701)	(34,042)
Bargain purchase gain	—	—	25,213	—
Interest income, net	4,444	244	9,618	316
Other income (expense), net	412	466	(1,822)	407
Loss before income taxes	(45,663)	(16,739)	(77,692)	(33,319)
Income tax benefit (expense)	(55)	(301)	(183)	(564)
Net loss	$(45,718)	$(17,040)	$(77,875)	$(33,883)
Induced conversion of redeemable preferred stock	—	—	(46,014)	—
Net loss attributable to common stockholders	$(45,718)	$(17,040)	$(123,889)	$(33,883)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.22)	$(0.37)	$(0.43)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	372,331	78,669	333,228	78,873

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(45,718)	$(17,040)	$(77,875)	$(33,883)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	308	(327)	844	(157)
Net change in unrealized gain (loss) on investments	(16)	104	(123)	502
Other comprehensive income (loss), net of tax	292	(223)	721	345
Comprehensive loss	$(45,426)	$(17,263)	$(77,154)	$(33,538)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	1,733	2	(20)	—	—	—	—	(18)
Exercise of stock options	47	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	11,611	—	—	—	—	11,611
Repurchase of common stock	—	—	—	—	—	(4,119)	(11,051)	(11,051)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Merger consideration (1)	209,577	209	444,010	—	—	—	—	444,219
Net loss	—	—	—	—	(32,157)	—	—	(32,157)
Other comprehensive income, net of tax	—	—	—	429	—	—	—	429
Balance as of March 31, 2024	387,652	387	1,674,672	(1,792)	(1,078,923)	(7,251)	(17,028)	577,316
Issuance of restricted stock, net of shares withheld for taxes, and other	1,384	1	(327)	—	—	—	—	(326)
Issuance of common stock under ESPP	202	—	425	—	—	—	—	425
Exercise of stock options	465	1	980	—	—	—	—	981
Stock-based compensation expense	—	—	6,730	—	—	—	—	6,730
Repurchase of common stock	—	—	—	—	—	(11,329)	(29,439)	(29,439)
Net loss	—	—	—	—	(45,718)	—	—	(45,718)
Other comprehensive loss net of tax	—	—	—	292	—	—	—	292
Balance as of June 30, 2024	389,703	389	1,682,480	(1,500)	(1,124,641)	(18,580)	(46,467)	510,261

(1) Merger consideration included 26,367 shares of common stock that were issued to a related party. See Note 17, Related Parties.

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(93)	—	—	—	—	(93)
Stock-based compensation expense	—	—	3,148	—	—	—	—	3,148
Repurchase of common stock	—	—	—	—	—	(1,250)	(2,466)	(2,466)
Net loss	—	—	—	—	(16,843)	—	—	(16,843)
Other comprehensive income, net of tax	—	—	—	568	—	—	—	568
Balance as of March 31, 2023	80,324	$80	$850,063	$(1,328)	$(942,939)	(1,672)	$(3,029)	$(97,153)
Issuance of restricted stock, net of shares withheld for taxes, and other	1,410	1	(37)	—	—	—	—	(36)
Issuance of common stock under ESPP	268	—	326	—	—	—	—	326
Stock-based compensation expense	—	—	3,114	—	—	—	—	3,114
Repurchase of common stock	—	—	—	—	—	(1,209)	(2,375)	(2,375)
Net loss	—	—	—	—	(17,040)	—	—	(17,040)
Other comprehensive loss, net of tax	—	—	—	(223)	—	—	—	(223)
Balance as of June 30, 2023	82,002	$81	$853,466	$(1,551)	$(959,979)	(2,881)	$(5,404)	$(113,387)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(77,875)	$(33,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(25,213)	—
Stock-based compensation expense	18,341	6,262
Amortization of acquired intangible assets	2,822	5,600
Depreciation and amortization	6,228	1,688
Accretion of discount on short-term investments, net	(4,544)	(151)
Non-cash lease expense	2,949	1,902
Provision for excess and obsolete inventory	1,874	572
Change in fair value of warrants	(453)	—
Other non-cash items	868	327
Changes in assets and liabilities:
Accounts receivable, net	5,012	2,238
Inventory	(12,777)	(1,939)
Prepaid expenses and other assets	(3,291)	426
Accounts payable	(10,694)	(1,774)
Accrued liabilities	3,860	659
Deferred revenue	(1,207)	937
Operating lease liabilities	(2,984)	(1,836)
Other liabilities	(4,442)	1,158
Net cash used in operating activities	(101,526)	(17,814)
Investing activities
Cash and restricted cash acquired in Merger	280,033	—
Purchases of short-term investments	(147,984)	(6,836)
Proceeds from sales and maturities of investments	239,000	91,964
Purchases of property and equipment	(2,718)	(1,848)
Net cash provided by investing activities	368,331	83,280
Financing activities
Repayment of term loan and convertible notes	(8,192)	—
Payment of term loan fee	(545)	—
Repurchase of common stock	(40,490)	(4,841)
Proceeds from ESPP stock issuance	425	326
Payments for taxes related to net share settlement of equity awards and other	(344)	(127)
Proceeds from exercise of stock options	1,052	—
Net cash used in financing activities	(48,094)	(4,642)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(110)	(49)
Net increase in cash, cash equivalents and restricted cash	218,601	60,775
Cash, cash equivalents and restricted cash at beginning of period	52,499	82,324
Cash, cash equivalents and restricted cash at end of period	$271,100	$143,099

Supplemental disclosures of cash flow information
Equity consideration transferred in connection with Merger (1)	$444,219	$—
Cash paid for interest	1,640	1,919
Cash paid for income taxes, net of refunds	347	512
Non-cash right-of-use assets and lease liabilities	91	211
Asset retirement obligations	$761	$740

(1) Equity consideration transferred in connection with the Merger included 26,367 shares of common stock that were issued to a related party. See Note 17, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Restructuring and Related Charges

Restructuring and related charges include employee separation costs, contract termination costs, and other costs associated with implementing restructuring plans. Employee separation costs principally consist of one-time termination benefits and contractual termination benefits for severance, other termination benefit costs, and stock-based compensation expense for the acceleration of equity awards.

The Company records restructuring charges based on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company accounts for ongoing benefit arrangements, such as those documented by employment agreements, in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"). Under ASC 712, liabilities for post-employment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations. One-time termination benefits expenses are recorded at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 - Unobservable inputs that reflect the Company’s own assumptions incorporated into valuation techniques. These valuations require significant judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When there is more than one input at different levels within the hierarchy, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessment of the significance of a particular input to the fair value measurement in its entirety requires substantial judgment and consideration of factors specific to the asset or liability. Level 3 inputs are inherently difficult to estimate. Changes to these inputs can have significant impact on fair value measurements.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill. When the fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets. Transaction costs, including legal, accounting, and integration expenses, are expensed as incurred and are included in operating expenses in the Company's condensed consolidated statements of operations.

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

Collaboration and Other Revenue

From time to time the Company enters into collaboration arrangements in which both parties are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, in which case the collaboration is within the scope of ASC 808, Collaborative Arrangements. With such collaborations, the Company determines if any obligations are an output of the Company's ordinary activities in exchange for consideration, and if so, the Company applies ASC 606, Revenue from Contracts with Customers ("ASC 606"), to such activities.

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

The Company receives grants from various entities to perform research and development activities over contractually defined periods. Grant revenue is not accounted for under ASC 606, as the grant agreement is not with a customer. As there is no authoritative GAAP guidance for grants awarded to for-profit entities, the Company has applied the guidance in ASC 958, Not-for-Profit Entities by analogy. Revenue is generally recognized provided that the conditions under which the grants were provided have been met and any remaining performance obligations are perfunctory.

Warrant Liabilities

In connection with the Merger, the Company assumed warrant liabilities for the warrants issued in connection with the initial public offering CM Life Sciences II Inc ("CMLS II"), SomaLogic's predecessor company. CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of common stock at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of SomaLogic Common Stock at $11.50 per share. As of the Closing Date, the Warrants converted into the right to receive, upon exercise of such Warrant, 1.11 shares of the Company's common stock. The Public Warrants are no longer publicly traded and are now identical to the Private Placement Warrants.

The Warrants are classified as liabilities on the condensed consolidated balance sheet as of June 30, 2024 as these instruments are precluded from being indexed to the Company's own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value as of the Closing Date, with subsequent changes in fair value recognized within other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

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

Purchase consideration also included replacement of equity awards attributable to pre-combination services. The acquisition-date fair value of consideration transferred in the Merger totaled approximately $444.2 million, comprising the following:

SomaLogic Common Stock issued and outstanding as of January 5, 2024	188,808
Fixed exchange ratio	1.11
Shares of Standard BioTools common stock issued to SomaLogic stockholders	209,577
Standard BioTools common stock price at close of Merger	$2.00
Fair value of Standard BioTools common stock issued to SomaLogic stockholders	$419,154
Fair value of Standard BioTools replacement equity awards attributable to pre-combination service	26,923
Less: Fair value of restricted shares subject to service conditions	(1,858)
Total consideration transferred	$444,219

The Company accounted for the Merger as a business combination, using the acquisition method of accounting in accordance with ASC 805. The identifiable assets acquired and liabilities assumed of SomaLogic were recorded at their estimated fair values as of the acquisition date and consolidated with those of the Company. The following table reflects the preliminary allocation of consideration transferred to the identifiable assets acquired and liabilities assumed based on the estimated fair values as of the Closing Date:

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

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred, resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, management reassessed the methods used in the acquisition accounting and verified that management had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. Management also reassessed the procedures used to measure amounts recognized at the Closing Date to ensure that the measurements reflected all consideration transferred based on available information as of the Closing Date. Management determined that the bargain purchase gain was primarily attributable to a rapid decline in the price of the Company's common stock in the days following the announcement of the Merger, which persisted through the close of the Merger. The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2024.

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

As a result of the Merger, the Company incurred $1.9 million of transaction bonuses recorded in selling, general, and administrative expenses on the condensed consolidated statement of operations. Additionally, the Company incurred $12.3 million of acquisition-related transaction costs reflected in transaction and integration expenses on the condensed consolidated statement of operations for the six months ended June 30, 2024.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and SomaLogic, as if the companies were combined as of January 1, 2023.

The unaudited pro forma financial information for the three and six months ended June 30, 2024 combines the Company's financial results for the three and six months ended June 30, 2024 and the historical results of SomaLogic for the 5-day period ended on the Closing Date. The unaudited pro forma financial information for the three and six months ended June 30, 2023 combines the historical results of the Company and SomaLogic for their respective three and six-month periods ended June 30, 2023. The pro forma financial information for the three and six months ended June 30, 2023 has been adjusted to include certain nonrecurring impacts associated with the merger, including the bargain purchase gain and transaction costs. These same impacts have been eliminated from the pro forma financial information for the three and six months ended June 30, 2024.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2024	2023
Revenue	$48,134	$83,390	$93,632
Net loss	$(39,557)	$(107,693)	$(67,796)

The results of SomaLogic have been consolidated with the Company's results since the Closing Date. For the period of January 6, 2024 to June 30, 2024, SomaLogic contributed revenue and loss of $38.6 million and $29.0 million, respectively. For the three months ended June 30, 2024, SomaLogic contributed revenue and loss of $14.7 million and $13.7 million, respectively.

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three and six months ended June 30, 2024 and 2023, respectively, based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue:
Instruments	$7,047	$11,587	$11,950	$17,510
Consumables	8,847	10,078	19,258	21,593
SomaScan® assay kits and related	6,269	-	14,547	-
Total product revenue	22,163	21,665	45,755	39,103
Service revenue:
Assay services	7,680	-	22,542	-
Instrument support services	6,373	5,821	12,538	12,702
Total service revenue	14,053	5,821	35,080	12,702
Product and service revenue	36,216	27,486	80,835	51,805
Collaboration and other revenue	989	180	1,910	980
Total revenue	$37,205	$27,666	$82,745	$52,785

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$19,826	$10,448	$44,490	$22,110
Europe, Middle East and Africa (EMEA)	10,536	11,436	23,051	19,273
Asia-Pacific	6,843	5,782	15,204	11,402
Total revenue	$37,205	$27,666	$82,745	$52,785

Illumina Cambridge, Ltd.

In connection with the Merger, the Company assumed a multi-year arrangement with Illumina Cambridge, Ltd. ("Illumina"), originally entered into by SomaLogic and Illumina in December 2021 (the "Illumina Agreement), to jointly develop and commercialize co-branded kits that will combine Illumina's Next Generation Sequencing ("NGS") technology with SomaScan® technology (the "Co-Branded Kits"). Pursuant to the Illumina Agreement, SomaLogic received a non-refundable upfront payment of $30.0 million in January 2022. Subsequent to executing the Illumina Agreement, Illumina paid an additional $0.5 million to purchase the equipment, supplies and training necessary to run the SomaScan® assay at their facilities, representing a modification to the Illumina Agreement. As of the Closing Date, the Company determined that the transaction price of the Illumina Agreement was $30.5 million. Subsequent to commercialization of the Co-Branded Kits, the Company is entitled to receive $124.5 million of minimum guaranteed royalties through the term of the Illumina Agreement. No royalties were included in the Illumina transaction price as probability of commercialization had not been achieved as of the Closing Date.

Subsequent to commercialization of the Co-Branded Kits, Illumina has the right to purchase SOMAmer reagents below SSP through the remaining term of the Illumina Agreement, which will continue for approximately 8 years following commercialization. Illumina's option to purchase SOMAmer reagents below SSP for this period represents a significant material right (the "Material Right"). As of the Closing Date, the Company allocated $30.4 million of the Illumina transaction price to the Material Right, which will be recognized as revenue as Illumina purchases SOMAmer reagents post commercialization.

During the first quarter of 2024, the Company determined that commercialization of the Co-Branded Kits is probable due to the launch of an early-access program, and adjusted the transaction price to include $127.9 million of royalties expected to be received from 2025 through 2032. The Company allocated $0.4 million of the adjusted transaction price to satisfy performance obligations, and recognized that amount as revenue on a cumulative catch-up basis. The total transaction price of the Illumina Agreement as adjusted is $158.4 million. Substantially all of the transaction price is allocated to the Material Right, which the Company expects to recognize as revenue over an 8-year period from 2025 through 2032.

NEC Corporation

Additionally, in connection with the Merger, the Company assumed a joint development and commercialization agreement (the "JDCA") with NEC Solution Innovators, Ltd. ("NEC"), originally entered into by SomaLogic and NEC in March 2020, to develop and commercialize SomaScan® services in Japan. The JDCA is within the scope of ASC 808 as both companies are active participants and are exposed to significant rewards and risks dependent on commercial failure or success, and is accounted for by analogy to ASC 606.

In connection with the Merger, the Company assumed certain contract liabilities and recorded $1.8 million of deferred revenue as of the Closing Date. Under the JDCA, the Company was entitled to receive $2.0 million in exchange for research and development services, which was received in April 2024. As of June 30, 2024, deferred revenue related to the JDCA was $2.3 million, which is expected to be fully recognized by March 31, 2025.

New England Biolabs, Inc.

Also in connection with the Merger, the Company assumed a non-exclusive licensing agreement with New England Biolabs, Inc. ("NEB"), originally entered into by SomaLogic and NEB in September 2022 (the "License Agreement"), whereby the Company provides a license to use certain proprietary information and know-how relating to SomaLogic's aptamer technology. Under the License Agreement, the Company is guaranteed fixed minimum royalties of $8.9 million to be received through September 2025. No revenue related to the guaranteed fixed minimum royalties will be recognized, as all revenue related to the receivable was recognized by SomaLogic prior to the Merger. Any revenue above the guaranteed fixed minimum royalties will be recognized in the period in which the subsequent sale or usage has occurred. As of June 30, 2024, royalties receivable related to this agreement were $8.2 million, including a current and non-current portion of $4.5 million and $3.7 million, respectively.

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

	NEC	Illumina	Other	Total
Deferred revenue at December 31, 2023	$-	$-	$15,127	$15,127
Deferred revenue assumed in connection with merger	1,773	30,418	1,998	34,189
Recognition of revenue from beginning or assumed deferred revenue balances	(985)	(406)	(8,355)	(9,746)
Revenue deferred during the period, net of revenue recognized	1,500	—	7,438	8,938
Deferred revenue at June 30, 2024	$2,288	$30,012	$16,208	$48,508

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of June 30, 2024 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2024 remainder of the year	$8,099
2025	7,714
2026	3,304
Thereafter	1,458
Total	$20,575

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

4. Goodwill and Acquired Intangible Assets, net

Acquired intangible assets, net consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$137,199	$(118,310)	$18,889	$117,354	$(115,954)	$1,400
Trade name	2,750	(196)	2,554	—	—	—
Customer relationships	2,750	(115)	2,635	—	—	—
Acquired intangible assets, net	$142,699	$(118,621)	$24,078	$117,354	$(115,954)	$1,400

Total amortization expense of the Company's acquired intangible assets was $0.7 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. Total amortization expense of the Company's acquired intangible assets was $2.8 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively. There were no indicators of impairment of goodwill, long-lived assets or intangible assets during the six months ended June 30, 2024.

As of June 30, 2024, future expected amortization expense of acquired intangible assets, net was as follows (in thousands):

Fiscal Period
2024 remainder of the year	$1,423
2025	2,844
2026	2,844
2027	2,844
2028	2,844
Thereafter	11,279
Total	$24,078

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$269,811	$51,704
Restricted cash	1,289	795
Total cash, cash equivalents and restricted cash	$271,100	$52,499

Restricted cash of $1.3 million and $0.8 million is included in other non-current assets on the condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade receivables	$28,103	$19,972
Royalty receivable, current	4,814	—
Less: allowance for expected credit losses	(476)	(312)
Accounts receivable, net	$32,441	$19,660

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$49,260	$12,140
Work-in-process	625	282
Finished goods	8,985	8,111
Total inventory	$58,870	$20,533
Inventory, current	$42,618	$20,533
Inventory, non-current (1)	$16,252	$—

(1)
The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory on the condensed consolidated balance sheets.

The Company recorded charges for excess and obsolete inventory of $1.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory and manufacturing equipment	$58,728	$35,563
Leasehold improvements	17,053	13,785
Computer equipment	7,804	6,232
Internal-use software	16,735	—
Office furniture and fixtures	3,470	1,762
Property and equipment, gross	103,790	57,342
Less accumulated depreciation and amortization	(66,566)	(35,489)
Construction-in-progress	5,345	2,334
Property and equipment, net	$42,569	$24,187

Depreciation and amortization expense was $3.1 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense was $6.2 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and related benefits	$14,004	$12,052
Loss contingency accruals	3,297	—
Accrued warranties	2,876	2,593
Accrued restructuring	3,743	825
Uninvoiced receipts	1,037	1,516
Other	6,972	4,033
Accrued liabilities	$31,929	$21,019

Refer to Note 16 for additional information on restructuring.

Deferred Grant Income

In September 2020, the Company executed a contract with the National Institutes of Health ("NIH") under NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for its Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $0.9 million for each of the three months ended June 30, 2024 and 2023, and $1.8 million for each of the six months ended June 30, 2024 and 2023. Cumulative amounts applied against depreciation expense for these assets placed in service were $9.6 million and $7.8 million as of June 30, 2024 and December 31, 2023, respectively, and the carrying values of these assets were $12.6 million and $14.4 million as of these same dates, respectively.

The current portion of deferred grant income on the Company’s condensed consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

6. Debt

Total carrying value of debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Convertible notes:
2014 Notes	$299	$569
2019 Notes, current	54,783	54,530
Total convertible notes, net	55,082	55,099
Term loan, non-current	—	3,414
Term loan, current	—	5,000
Total debt	$55,082	$63,513

Convertible Notes

In February 2014, the Company closed an underwritten public offering of 2014 Senior Convertible Notes (the "2014 Notes"), which will mature on February 1, 2034, unless earlier converted, redeemed or repurchased in accordance with the terms of the 2014 Notes. Holders may require the Company to repurchase all or a portion of their 2014 Notes beginning on February 6, 2029 at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. In March 2024, the Company repurchased $0.3 million of the outstanding principal amount of the 2014 Notes.

In November 2019, the Company issued $55.0 million aggregate principal amount of 2019 Senior Convertible Notes (the "2019 Notes" and together with the 2014 Notes, the "Convertible Notes"). Net proceeds from the 2019 Notes issuance of $52.7 million, after deductions for commissions and other debt issuance costs, were used to retire all but $1.1 million of the aggregate principal value of the 2014 Notes then outstanding. The 2019 Notes bear interest at 5.25% per annum, payable semiannually on June 1 and December 1 of each year. The 2019 Notes will mature on December 1, 2024, unless earlier repurchased or converted pursuant to their terms. The 2019 Notes will be convertible at the option of the holder at any point prior to the close of business on the second scheduled trading day preceding the maturity date. The initial conversion rate of the 2019 Notes is 344.8276 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $2.90 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Those certain specified events include conversion of the 2019 Notes in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined by reference to a make-whole table set forth in the indenture governing the 2019 Notes. The conversion rate will not be adjusted for any accrued and unpaid interest. The 2019 Notes are convertible at the Company’s option in whole but not in part into shares of the Company’s common stock upon certain conditions if the volume-weighted average price of the Company’s common stock has equaled or exceeded 130% of the conversion price then in effect for a specified number of days.

Offering-related costs related to both notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes.

The carrying values of the Convertible Notes approximate fair values as the interest rate and terms are reflective of the rate the Company could obtain on debt with similar terms and conditions. The Convertible Notes are not regularly traded and there is no public market for the Convertible Notes. The estimated fair values for the Convertible Notes represent Level 3 valuations since the fair values for the Convertible Notes cannot be determined by using readily observable inputs or measures, such as market prices.

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

Lease Costs

Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period, including the Company's historical leases and those assumed in connection with the Merger, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,542	$2,001	$5,098	$4,011
Short-term lease cost	—	—	—	—
Variable lease cost	1,398	822	2,593	1,587
Less: Sublease income	(1,076)	(528)	(2,152)	(1,449)
Total lease cost	$2,864	$2,295	$5,539	$4,149

Lease Maturities

The table below reconciles the undiscounted lease payment maturities to the lease liabilities for the Company's operating leases:

June 30, 2024
Remainder of 2024	$4,797
2025	9,703
2026	8,747
2027	7,400
2028	7,355
Thereafter	10,224
Total	48,226
Less: amount of lease payments representing interest	(12,758)
Present value of future minimum lease payments	35,468
Less: current operating lease liabilities	(5,851)
Long-term operating lease liabilities	$29,617

Supplemental Lease Information

Supplemental information related to the Company's operating leases was as follows:

June 30, 2024
Weighted average remaining lease term	5.3 years
Weighted average discount rate	11.9%

8. Commitments and Contingencies

Other Commitments

In the normal course of business, the Company enters into various contractual and legally binding purchase commitments. As of June 30, 2024, the Company's open commitments totaled $18.5 million. Capital expenditure commitments as of June 30, 2024 were immaterial.

In connection with the Illumina Agreement, SomaLogic, and now the Company, is required to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. In 2023, SomaLogic contracted with Integrated DNA Technologies, Inc. (“IDT”) to manufacture custom products. Under the contract manufacturing agreement, SomaLogic committed to minimum annual purchases of $2.3 million, which obligation the Company subsumed in connection with the Merger. As the minimum contract term is three years, the total purchase commitment related to the Illumina Agreement is $6.9 million. As of June 30, 2024, the Company had not yet began placing orders under the Illumina Agreement.

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

Stockholder Litigation

On November 28, 2023, a purported stockholder filed a complaint against the Company and its members of its Board in the United States District Court for the Northern District of California. The complaint has since been voluntarily dismissed. On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. The Company is reviewing the complaints and has not yet formally responded to them. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed transaction, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. As of the date of this report, the Company is in the process of reviewing the amended complaint. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Between October 24, 2023 and January 3, 2024, SomaLogic received 18 letters from purported stockholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement.

In February 2024, the Company settled previously outstanding litigation with a former stockholder of SomaLogic, whereby the Company relinquished 422,048 shares of the Company's common stock that were subject to vesting conditions.

In May 2024, the Company settled previously outstanding litigation with former stockholders of SomaLogic for $6.2 million consisting of the repurchase of approximately 1.84 million shares of the Company's common stock from the stockholders at the market price of $2.40 per share, and a cash payment of $1.8 million. The Company recognized a litigation loss of $0.6 million during the six months ended June 30, 2024.

On June 4, 2024, the Company received a demand pursuant to Section 220 of the Delaware General Corporation Law from a stockholder to inspect the Company’s books and records relating to the prior conversion of the Company’s Series B preferred stock. The Company has responded to the demand and has produced documents.

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

9. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy as described herein (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024
Cash and cash equivalents:
Money market funds	$33,705	$33,705	$—	$—
Total cash and cash equivalents	$33,705	$33,705	$—	$—

Short-term investments:
U.S. treasury securities	$124,902	$—	$124,902	$—
Total short-term investments	$124,902	$—	$124,902	$—

Total assets measured at fair value	$158,607	$33,705	$124,902	$—

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Cash and cash equivalents:
Money market funds	$35,385	$35,385	$—	$—
Total cash and cash equivalents	$35,385	$35,385	$—	$—

Short-term investments:
U.S. treasury securities	$63,191	$—	$63,191	$—
Total short-term investments	$63,191	$—	$63,191	$—

Total assets measured at fair value	$98,576	$35,385	$63,191	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the six months ended June 30, 2024.

The following table summarizes available-for-sale securities (in thousands):

			As of June 30, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$33,705	$—	$—	$33,705
Total cash and cash equivalents		$33,705	$—	$—	$33,705

Short-term investments:
U.S. treasury securities	1 or less	$124,949	$—	$(47)	$124,902
Total short-term investments		$124,949	$—	$(47)	$124,902

Total available-for-sale securities		$158,654	$—	$(47)	$158,607

			As of December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Money market funds		$35,385	$—	$—	$35,385
Total cash and cash equivalents		$35,385	$—	$—	$35,385

Short-term investments:
U.S. treasury securities	1 or less	$63,169	$22	$—	$63,191
Total short-term investments		$63,169	$22	$—	$63,191

Total available-for-sale securities		$98,554	$22	$—	$98,576

As of June 30, 2024, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Liabilities measured at fair value on a recurring basis

The following table presents information about the Company's liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

Fair value of warrant liabilities as of Closing Date	$906
Change in fair value of warrant liabilities	(453)
Fair value of warrant liabilities as of June 30, 2024	$453

Warrant liabilities

The Warrants were valued using Level 2 inputs as of the Closing Date as the Public Warrants were actively traded as of the Closing Date. Therefore, the Company had directly observable prices for identical instruments as of the Closing Date. As of June 30, 2024, the Public Warrants were no longer publicly traded (see Note 1), so the Warrants were valued using a binomial lattice model (a special case of the income approach), using the following Level 3 inputs:

June 30, 2024
Volatility	70.2%
Risk-free rate	4.62%
Warrant term	2.2

10. Mezzanine Equity

Series B Redeemable Preferred Stock

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, “Viking” and, collectively with Casdin, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) 127,779 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of the Company’s common stock. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remained outstanding as of June 30, 2024, and the Company had no amounts recorded in mezzanine equity.

On June 18, 2024, the Company filed a registration statement on Form S-3 (File No. 333-280321), which became effective on June 27, 2024, registering the resale of 105,116,628 shares of common stock which were issued upon conversion of the Series B Preferred Stock in the Exchange.

The Exchange was considered to be an induced conversion of preferred stock as the Investors received a lower conversion price, and were issued more shares of common stock than provided under the original terms of the Series B Convertible Preferred Stock Purchase Agreement entered into with the Investors. The $46.0 million difference between the fair value of the inducement and the carrying value of the Series B Preferred Stock was recognized to the Company's accumulated deficit during the six months ended June 30, 2024.

11. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Company's board of directors authorized a new share repurchase program (the "2024 Share Repurchase Program") pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the six months ended June 30, 2024, the Company repurchased 13,603,617 shares of its common stock for an aggregate of $36.1 million under the 2024 Share Repurchase Program.

Common Shares Reserved

As of June 30, 2024, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,595	1,093	6
2011 Equity Incentive Plan	8,308	8,036	28,683
2017 Inducement Award Plan	59	—	2
2017 Employee Stock Purchase Plan	—	—	1,379
SomaLogic Plans	26,344	1,226	—
Total common stock reserved for future issuance	42,306	10,355	30,070

12. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in our 2023 Financial Statements. Under the 2022 Inducement Equity Incentive Plan (the “2022 Plan”), the Company has the ability to grant several forms of incentive awards to the Company's eligible employees, directors, and non-employee consultants.

Upon completion of the Merger, the Company assumed SomaLogic's stock incentive plans. In addition, all outstanding options to purchase SomaLogic Common Stock and all restricted stock units in respect of shares of SomaLogic Common Stock that were outstanding immediately prior to the completion of the Merger were automatically adjusted by the Exchange Ratio and converted into an equity award of the same type covering shares of the Company's common stock, on the same terms and conditions (including any continuing vesting requirements), under the applicable Company plan and award agreement in effect immediately prior to the completion of the Merger.

During the three and six months ended June 30, 2024, the Company recorded nil and $6.2 million, respectively, of stock-based compensation expense due to the acceleration of awards for certain SomaLogic executives in connection with the Merger.

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	6,933	$2.46
Assumed through acquisition	2,970	$2.00
Granted	4,235	$2.49
Vested	(2,959)	$2.33
Forfeited	(924)	$2.35
Balance at June 30, 2024	10,255	$2.38

As of June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock units ("RSUs") under the Company’s equity incentive plans was $21.7 million. The Company expects to recognize the expense over a weighted-average period of 2.9 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2023	9,294	$3.62	8.5
Assumed through acquisition	28,184	$4.80
Granted	6,697	$2.50
Exercised	(531)	$2.13
Cancelled	(1,338)	$4.44
Balance at June 30, 2024	42,306	$4.23	6.5	$9
Vested at June 30, 2024	26,938	$4.88	5.0	$6
Unvested options at June 30, 2024	15,368	$3.09	9.0	$3

(1)
Aggregate intrinsic value as of June 30, 2024 was calculated as the difference between the closing price per share of the Company’s common stock on the Nasdaq Global Select Market on June 28, 2024, which was $1.77, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three and six months ended June 30, 2024 was $0.2 million and $0.3 million, respectively. The total intrinsic value of options exercised during each of the three and six months ended June 30, 2023 was immaterial. As of June 30, 2024, the aggregate unrecognized compensation costs related to outstanding unvested options under the Company’s equity incentive plans were $27.2 million. The Company expects to recognize those costs over a weighted-average period of 2.8 years.

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

Activity under the performance-based awards was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	309	$2.42
PSU granted	100	$2.25
Performance adjustment	(26)	$2.42
PSU released	(283)	$2.42
Balance at June 30, 2024	100	$2.25

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product revenue	$162	$99	$305	$373
Cost of services revenue	132	8	227	85
Cost of collaboration and other revenue	—	—	1	2
Research and development expense	2,428	366	3,756	782
Selling, general and administrative expense	4,008	2,641	14,052	5,020
Total stock-based compensation expense	$6,730	$3,114	$18,341	$6,262

13. Net Loss Per Share

The Company’s basic and diluted net loss per share is calculated by dividing net loss less any redemption or induced conversion on the Series B Preferred Stock by the weighted-average number of shares of common stock outstanding for the period. RSUs, PSUs, options to purchase the Company’s common stock, restricted stock, Employee Stock Purchase Plan ("ESPP") shares pending issuance, Series B Preferred Stock and Convertible Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

As described above, on March 18, 2024, the Company consummated the Exchange in which all outstanding Series B Preferred Stock were exchanged for an aggregate of 92,930,553 shares of the Company's common stock. This transaction was determined to be an induced conversion due a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and was included as a reduction to the numerator in calculating earnings per share.

Computation of net loss per share for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from operations	$(45,718)	$(17,040)	$(77,875)	$(33,883)
Induced conversion of redeemable preferred stock	—	—	(46,014)	—
Net loss attributable to common stockholders	$(45,718)	$(17,040)	$(123,889)	$(33,883)

Denominator:
Weighted-average shares outstanding during the period	372,331	78,669	333,228	78,873
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.22)	$(0.37)	$(0.43)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2024	2023
RSUs, PSUs, stock options, restricted shares and ESPP shares	53,275	14,366
Series B Preferred Stock	—	75,164
2019 Notes(1)	18,966	18,966
2014 Notes	5	10
Warrants	11,692	—
Total	83,938	108,506

(1)
The conversion rate is subject to adjustment upon the occurrence of certain specified events, including voluntary conversion of the 2019 Notes prior to the Company’s exercise of the Issuer’s Conversion Option (as defined in the 2019 Notes) or in connection with a make-whole fundamental change, entitling the holders, under certain circumstances, to a make-whole premium in the form of an increase in the conversion rate determined based on the effective date and current price of the Company’s common stock, subject to a minimum and maximum price per share. The maximum number of additional shares of the Company's common stock that may be issued under the make-whole premium is 4,741,374 shares. Refer to Note 6 for additional information on the 2019 Notes.

The 11,329,047 and 1,208,200 shares of the Company's common stock that were repurchased during the three months ended June 30, 2024 and 2023, respectively, and the 15,448,533 and 2,458,684 shares repurchased during the six months ended June 30, 2024 and 2023, respectively, have also been excluded from the Company's net loss per share and diluted net loss per share calculations.

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

The Company recorded income tax expense of $0.1 million and $0.3 million in the three months ended June 30, 2024 and 2023, respectively, and income tax expense of $0.2 million and $0.6 million in the six months ended June 30, 2024 and 2023, respectively. The decrease in the Company's tax provision reflects the effect of the Company's foreign operations, which reported lower pre-tax income in the first half of 2024 compared to the same period in 2023.

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

The Company’s business segment information was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Proteomics	$28,209	$18,088	$64,389	$33,288
Genomics	8,996	9,578	18,356	19,497
Total revenue	$37,205	$27,666	$82,745	$52,785

Income (loss) from operations:
Proteomics	$(23,739)	$(3,710)	$(38,275)	$(9,191)
Genomics	952	(437)	756	(260)
Corporate expenses	(19,201)	(11,035)	(43,204)	(21,174)
Restructuring and related charges	(5,749)	(2,267)	(10,033)	(3,417)
Transaction and integration expenses	(2,782)	—	(19,945)	—
Total income (loss) from operations	$(50,519)	$(17,449)	$(110,701)	$(34,042)

Depreciation & amortization:
Proteomics	1,896	3,240	$5,253	$6,512
Genomics	346	164	747	330
Corporate	1,614	222	3,050	446
Total depreciation & amortization	$3,856	$3,626	$9,050	$7,288

16. Restructuring and Related Charges

In April 2024, following a strategic review of the combined business after completion of the Merger, the Company announced workforce reduction plan (the "Strategic Reorganization") to reduce operating costs and focus on long-term growth opportunities. Under this Strategic Reorganization, the Company reduced its workforce by approximately 10% of its total workforce, with the majority of these employees separating by July 2024. Employees who were impacted by the Strategic Reorganization were eligible to receive severance and other benefits contingent upon an impacted employee's execution of a separation agreement. Certain impacted employees were covered by employment agreements or existing severance plans that provided termination benefits.

One-time termination benefits were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations, while termination benefits under ongoing benefit arrangement were recorded pursuant to ASC 712, Compensation - Nonretirement Postemployment Benefits.

The Company recognized restructuring charges of approximately $5.7 million and $10.0 million during the three and six months ended June 30, 2024, respectively, related to a restructuring plan implemented after the Merger to integrate operations and realize synergies.

For the three and six months ended June 30, 2023, the Company recognized restructuring and related charges of $2.3 million and $3.4 million, respectively, related to a restructuring plan implemented in 2022 to improve the Company's operational efficiency.

The Company also continues to recognize ongoing restructuring charges from its restructuring plans for facility-related costs, which will continue through the termination of the facility leases.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the six months ended June 30, 2024 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2023	$825	$—	$—	$825
Restructuring and related charges	8,011	1,427	595	10,033
Cash payments	(5,093)	(1,427)	(595)	(7,115)
Balance at June 30, 2024	$3,743	$—	$—	$3,743

(1)
Restructuring liabilities are recorded in accrued liabilities on the condensed consolidated balance sheets. Substantially all severance and other employee-related benefits related to ongoing benefit arrangements and were recorded pursuant to ASC 712.
(2)
Other restructuring liabilities are comprised mainly of sublease commissions and are recorded in other accrued liabilities on the condensed consolidated balance sheets.

The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring:
Proteomics	$—	$287	$—	$478
Genomics	—	151	—	559
Corporate expenses	5,749	1,829	10,033	2,380
Total restructuring and related charges	$5,749	$2,267	$10,033	$3,417

17. Related Parties

In connection with the Merger, Eli Casdin, a member of the Company’s board of directors and the Company’s principal stockholder, and the former principal stockholder of SomaLogic, was issued 3,807 shares of common stock, 3,807 restricted stock units vesting in equal annual installments beginning on March 17, 2024, and 144,088 options in exchange for his shares of SomaLogic Common Stock and SomaLogic equity awards. In addition, Casdin Partners Master Fund, L.P. and Casdin Private Growth Equity Fund, L.P. received 11,246,525 and 2,744,219 shares of common stock, respectively, in exchange for their shares of SomaLogic Common Stock, which shares may be deemed to be indirectly beneficially owned by Mr. Casdin. Additionally, in connection with the Merger, warrants held by CMLS Holdings II LLC (“CMLS LLC”) converted into the right to receive, upon exercise of such warrants, 4,824,802 shares of the Company’s common stock and CMLS LLC also received 7,548,000 shares of common stock in exchange for its SomaLogic Common Stock, all of which may be deemed to be indirectly beneficially owned by Mr. Casdin. In total, Mr. Casdin may be deemed to have beneficially received 26,515,248 shares of common stock in the Merger, including the shares of the Company's common stock issuable upon the vesting of RSUs and exercise of options and warrants.

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

On January 5, 2024, we completed a merger (the "Merger") with SomaLogic, Inc. ("SomaLogic"), creating a leading provider of differentiated multi-omics tools for research.

Recent Developments

Our leadership team identified three strategic priorities: revenue growth, improving operating discipline and strategic capital allocation, as more fully discussed in Part I Item 1 “Business” in our Annual Report.

Series B Redeemable Preferred Stock

On March 18, 2024, we entered into an exchange agreement (the “Exchange Agreement”) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, “Viking” and, collectively with Casdin, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) 127,779 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of our common stock. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remained outstanding as of June 30, 2024, and we had no amounts recorded in mezzanine equity.

The Exchange was determined to be an induced conversion due a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and increased our net loss per share.

Merger

On January 5, 2024, we completed the Merger pursuant to an Agreement and Plan of Merger, dated as of October 4, 2023 (the “Merger Agreement”), by and among us, SomaLogic and Martis Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into SomaLogic, with SomaLogic surviving as a wholly owned subsidiary of Standard BioTools. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of SomaLogic common stock, par value $0.0001 per share (the “SomaLogic Common Stock”), converted into the right to receive 1.11 shares of our common stock.

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
o
We continue to focus on growth in instrument placements, including the SomaScan® certified sites ("Certified Sites") program, which we expect to drive future growth in sales of consumables, SomaScan® assay kits, and instrument support services.
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
o
We expect general and administrative expenses to trend downward during the second half of 2024 as we reduce headcount and realize synergies from the Merger.
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

Product revenue

We generate product revenue from the sale of instruments, consumables, SomaScan® assay kits and other related items. Consumables revenue is largely driven by the size of our active installed base of instruments and the level of usage per instrument. SomaScan® assay kit sales is largely driven by the number of active SomaScan® Certified Sites.

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

Restructuring and Related Charges

Restructuring and related charges primarily consist of severance costs related to our recent reduction-in-force and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our facility lease in South San Francisco. These costs, including a reduction-in-force, are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business. In addition to the reduction-in-force, we are reducing leased office space, optimizing our manufacturing footprint and streamlining support functions.

Transaction and Integration Expenses

Transaction and integration expenses consist of costs incurred in connection with the Merger, including legal, advisory, accounting and other transaction-related costs including integration costs. We expect to continue incurring these costs throughout the fiscal year ending December 31, 2024.

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

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue	$37,205	100%	$27,666	100%	$82,745	100%	$52,785	100%
Cost of revenue:
Cost of product revenue	12,202	33%	11,883	43%	24,983	30%	21,873	41%
Cost of services revenue	10,070	27%	2,181	8%	18,579	22%	4,973	9%
Cost of collaboration and other revenue	25	0%	—	—%	87	0%	56	0%
Total cost of revenue	22,297	60%	14,064	51%	43,649	53%	26,902	50%
Gross profit	14,908	40%	13,602	49%	39,096	47%	25,883	49%
Operating expenses:
Research and development	19,222	52%	6,184	22%	35,202	43%	12,613	24%
Selling, general and administrative	37,674	101%	22,600	82%	84,617	102%	43,895	83%
Restructuring and related charges	5,749	15%	2,267	8%	10,033	12%	3,417	6%
Transaction and integration expenses	2,782	7%	—	—%	19,945	24%	—	—%
Total operating expenses	65,427	176%	31,051	112%	149,797	181%	59,925	113%
Loss from operations	(50,519)	(136)%	(17,449)	(63)%	(110,701)	(134)%	(34,042)	(64)%
Bargain purchase gain					25,213	30%	—	—%
Interest income, net	4,444	12%	244	1%	9,618	12%	316	1%
Other expense, net	412	1%	466	2%	(1,822)	(2)%	407	1%
Loss before income taxes	(45,663)	(123)%	(16,739)	(60)%	(77,692)	(94)%	(33,319)	(63)%
Income tax benefit (expense)	(55)	(0)%	(301)	(1)%	(183)	(0)%	(564)	(1)%
Net loss	$(45,718)	(123)%	$(17,040)	(61)%	$(77,875)	(94)%	$(33,883)	(64)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended June 30,				Year-over-	Six Months Ended June 30,				Year-over-
	2024		2023		Year Change	2024		2023		Year Change
Product revenue:
Instruments	$7,047	19%	$11,587	42%	(39)%	$11,950	15%	$17,510	33%	(32)%
Consumables	8,847	24%	10,078	36%	(12)%	19,258	23%	21,593	41%	(11)%
SomaScan assay kits and related	6,269	17%	—	0%	N/A	14,547	18%	-	0%	N/A
Total product revenue	22,163	60%	21,665	78%	2%	45,755	56%	39,103	74%	17%
Service revenue:
Assay services	7,680	21%	—	0%	N/A	22,542	27%	-	0%	N/A
Instrument support services	6,373	17%	5,821	21%	9%	12,538	15%	12,702	24%	(1)%
Total service revenue	14,053	38%	5,821	21%	141%	35,080	42%	12,702	24%	176%
Collaboration and other revenue	989	3%	180	1%	449%	1,910	2%	980	2%	95%
Total revenue	$37,205	100%	$27,666	100%	34%	$82,745	100%	$52,785	100%	57%

Total revenue grew 34% to $37.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and grew 57% to $82.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Due to the acquisition of SomaLogic, revenue increased by $14.7 million and $38.6 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. These increases were offset by decreases of $5.2 million and $8.6 million in revenues from our legacy business for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended June 30,				Year-over-	Six Months Ended June 30,				Year-over-
	2024		2023		Year Change	2024		2023		Year Change
Proteomics revenue	$28,209	76%	$18,088	65%	56%	$64,389	78%	$33,288	63%	93%
Genomics revenue	8,996	24%	9,578	35%	(6)%	18,356	22%	19,497	37%	(6)%
Total revenue	$37,205	100%	$27,666	100%	34%	$82,745	100%	$52,785	100%	57%

Total proteomics revenue grew 56% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and grew 93% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Our growth in proteomics was driven by the acquisition of SomaLogic, which expanded our proteomics capabilities, products and services.

Total genomics revenue decreased 6% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and decreased 6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The continued decline in the genomics segment was anticipated, and is a driver of our continued focus on growing the OEM business and managing this segment to sustainable positive contribution margin in the near-term.

Cost of Revenue

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-	Six Months Ended June 30,		Year-over-
	2024	2023	Year Change	2024	2023	Year Change
Cost of product revenue	$12,202	$11,883	3%	$24,983	$21,873	14%
Cost of service revenue	10,070	2,181	362%	18,579	4,973	274%
Cost of collaboration and other revenue	25	—	N/A	87	56	55%
Total cost of revenue	$22,297	$14,064	59%	$43,649	$26,902	62%
Gross profit	$14,908	$13,602	10%	$39,096	$25,883	51%
Gross margin	40.1%	49.2%	(9.1)%	47.2%	49.0%	(1.8)%

Gross profit increased by $1.3 million, or 10%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased by $13.2 million, or 51%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in gross profit during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to the impact from the Merger in the first quarter of 2024 which resulted in increased revenue.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-	Six Months Ended June 30,		Year-over-
	2024	2023	Year Change	2024	2023	Year Change
Research and development	$19,222	$6,184	211%	$35,202	$12,613	179%
Selling, general and administrative	37,674	22,600	67%	84,617	43,895	93%
Restructuring and related charges	5,749	2,267	154%	10,033	3,417	194%
Transaction and integration expenses	2,782	—	N/A	19,945	—	N/A
Total operating expenses	$65,427	$31,051	111%	$149,797	$59,925	150%

Research and Development

R&D expense increased by $13.0 million, or 211%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased by $22.6 million, or 179%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock based compensation expense due to the expanded global workforce headcount.

Selling, General and Administrative

SG&A expense increased by $15.1 million, or 67%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased by $40.7 million, or 93%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock based compensation expense due to the expanded global workforce headcount.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended June 30,		Year-over-	Six Months Ended June 30,		Year-over-
	2024	2023	Year Change	2024	2023	Year Change
Severance and other termination benefits	$4,625	$1,054	339%	$8,011	$1,346	495%
Facilities and other	1,124	1,213	(7)%	2,022	2,071	(2)%
Total restructuring and related charges	$5,749	$2,267	154%	$10,033	$3,417	194%

Restructuring and related charges increased by $3.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased by $6.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by increased severance and termination benefits in connection with reductions in headcount following the Merger.

Transaction and Integration Expenses

Transaction and integration expenses increased by $2.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and increased by $19.9 million for the six months ended June 30, 2024, compared to the same period in 2023. The increase was due to legal, advisory, accounting costs, and integration expenses incurred in connection with the Merger. The Company expects to incur additional integration costs in the future.

Bargain purchase gain

Bargain purchase gain increased by $25.2 million for the six months ended June 30, 2024, compared to the same period in 2023. The increase for the six months ended June 30, 2024 was due to the consummation of the Merger in January 2024, which resulted in the fair value of assets acquired and liabilities assumed from the Merger exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger Agreement.

Interest Income, net

The increase in other income, net of $4.2 million and $9.3 million for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, was primarily due to the interest earned on increased balances of money market funds and short-term investments and higher interest rates, as well as a decrease in interest expense due to repayment of our term loan in March 2024. Money market funds balances and short-term investments increased as a result of the Merger with SomaLogic.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.3 million in the three months ended June 30, 2024 and 2023, respectively, and income tax expense of $0.2 million and $0.6 million in the six months ended June 30, 2024 and 2023, respectively. The decrease in our tax provision reflects the effect of our foreign operations, which reported lower pre-tax income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,124.6 million as of June 30, 2024. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $394.7 million at June 30, 2024 and $114.9 million at December 31, 2023.

Capital Resources and Commitments

We enter into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital primarily include debt and operating leases. Our operating lease arrangements require cash repayment and our convertible debt that matures on December 1, 2024 contains rights that may result in their conversion to our common stock prior to maturity. On March 4, 2024, we fully repaid all outstanding indebtedness owed pursuant to the Term Loan Facility and terminated the agreement.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Following the Merger, we assumed additional cash commitments, including a requirement under the agreement originally entered into by SomaLogic with Illumina Cambridge, Ltd. in December 2021, to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. Specifically, we assumed minimum annual purchase commitments of $2.3 million with Integrated DNA Technologies, Inc. ("IDT") who is contracted to manufacture custom products. As the minimum contract term is three years, our total purchase commitment related to the agreement is $6.9 million. As of June 30, 2024, we have not yet began placing orders under the agreement with IDT.

The terms and provisions of our debt and leases are more fully discussed in Notes 6 and 7 respectively, in the unaudited condensed consolidated financial statements.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flow summary:
Net cash used in operating activities	$(101,526)	$(17,814)
Net cash provided by investing activities	368,331	83,280
Net cash used in financing activities	(48,094)	(4,642)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(110)	(49)
Net increase in cash, cash equivalents and restricted cash	$218,601	$60,775

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

In the six months ended June 30, 2024, we used $91.0 million of net proceeds from the sales and maturities of short-term investments to help fund $101.5 million of net cash used in operating activities, $40.5 million of common stock repurchases, and $8.2 million of repayment of term loan and convertible notes.

In the six months ended June 30, 2023, we used $85.1 million of net proceeds from the sales and maturities of short-term investments to help fund $17.8 million of net cash used in operating activities, $4.8 million of common stock repurchases, and a $60.8 million increase in cash and cash equivalents.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 increased by $83.7 million compared to the same period in 2023. The increase is primarily driven by the impact of the Merger, reflecting expanded global operations, as well as significant transaction, integration, and restructuring costs.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $368.3 million compared to $83.3 million used in the six months ended June 30, 2023. The six months ended June 30, 2024 primarily reflects $280.0 million of cash and restricted cash acquired in the Merger, and $91.0 million of proceeds from sales and maturities of short-term investments, net of purchases. The six months ended June 30, 2023 primarily reflects $85.1 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities

Financing activities used cash of $48.1 million for the six months ended June 30, 2024 compared to $4.6 million for the six months ended June 30, 2023. The changes in cash from financing activities during the six months ended June 30, 2024 primarily reflect $40.5 million of common stock share repurchases, and $8.2 million of repayment of term loan and convertible notes in the six months ended June 30, 2024. The changes in cash from financing activities during the six months ended June 30, 2023 primarily reflect $4.8 million of common stock share repurchases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of June 30, 2024, we have repurchased 13,603,617 shares of our common stock under the 2024 Share Repurchase Program.

The following table provides monthly information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2024	7,595,104	$2.66	7,595,104	$18.8 million
May 1-31, 2024	3,733,943	$2.47	1,889,027	$14.0 million
June 1-30, 2024	—	$—	—	$14.0 million

1 Average price paid per share includes commission fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the six months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation of Standard BioTools filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools, Inc., as filed on April 1, 2022.	S-8	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Standard BioTools Inc., as filed on January 4, 2024.	8-K	3.1	1/5/2024

10.1#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan, as Amended.	8-K	10.1	7/1/2024

10.2#	Standard BioTools Inc. Nonemployee Director Compensation Policy.	Filed herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

STANDARD BIOTOOLS INC.

Dated: August 6, 2024	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 6, 2024	By:	/s/ Jeffrey Black
Jeffrey Black
Chief Financial Officer
(Principal Accounting and Financial Officer)