Form 10-Q
period 2024-09-30
STANDARD BIOTOOLS INC.
filed 2024-11-06
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, there were 372,258,798 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$210,647	$51,704
Short-term investments	155,683	63,191
Accounts receivable, net	35,317	19,660
Inventory	42,644	20,533
Prepaid expenses and other current assets	9,316	3,127
Total current assets	453,607	158,215
Inventory, non-current	17,949	—
Royalty receivable, non-current	3,388	—
Property and equipment, net	41,982	24,187
Operating lease right-of-use asset, net	30,264	30,663
Other non-current assets	4,640	2,285
Acquired intangible assets, net	23,367	1,400
Goodwill	106,342	106,317
Total assets	$681,539	$323,067
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,926	$9,236
Accrued liabilities	31,686	21,019
Operating lease liabilities, current	6,122	4,323
Deferred revenue, current	13,436	11,607
Deferred grant income, current	3,532	3,612
Term loan, current	—	5,000
Convertible notes, current	54,913	54,530
Total current liabilities	120,615	109,327
Convertible notes, non-current	299	569
Term loan, non-current	—	3,414
Deferred tax liability	841	841
Operating lease liabilities, non-current	28,140	30,374
Deferred revenue, non-current	32,682	3,520
Deferred grant income, non-current	8,119	10,755
Other non-current liabilities	1,510	1,065
Total liabilities	192,206	159,865
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; zero and 256 shares authorized and issued and outstanding at September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of zero and $255,559 at September 30, 2024 and December 31, 2023, respectively	—	311,253
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000 and 9,744 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value, 600,000 shares authorized at September 30, 2024 and 400,000 shares authorized at December 31, 2023; 390,841 and 83,364 shares issued at September 30, 2024 and December 31, 2023, respectively; 372,261 and 80,232 shares outstanding at September 30, 2024 and December 31, 2023, respectively	390	83
Additional paid-in capital	1,688,398	860,816
Accumulated other comprehensive loss	(1,409)	(2,221)
Accumulated deficit	(1,151,579)	(1,000,752)
Treasury stock at cost: 18,580 and 3,132 shares at September 30, 2024 and December 31, 2023, respectively	(46,467)	(5,977)
Total stockholders’ equity (deficit)	489,333	(148,051)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$681,539	$323,067

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$19,593	$18,711	$65,348	$57,814
Services revenue	24,438	6,566	59,518	19,268
Collaboration and other revenue	938	90	2,848	1,070
Total revenue	44,969	25,367	127,714	78,152
Cost of revenue:
Cost of product revenue	8,159	11,403	33,142	33,276
Cost of services revenue	13,536	2,810	32,115	7,783
Cost of collaboration and other revenue	13	—	100	—
Total cost of revenue	21,708	14,213	65,357	41,059
Gross profit	23,261	11,154	62,357	37,093
Operating expenses:
Research and development	13,156	6,370	48,358	19,039
Selling, general and administrative	34,403	22,292	119,020	66,187
Restructuring and related charges	2,341	1,998	12,374	5,415
Transaction and integration expenses	5,079	1,666	25,024	1,666
Total operating expenses	54,979	32,326	204,776	92,307
Loss from operations	(31,718)	(21,172)	(142,419)	(55,214)
Bargain purchase gain	—	—	25,213	—
Interest income, net	3,941	340	13,559	656
Other income (expense), net	957	(115)	(865)	292
Loss before income taxes	(26,820)	(20,947)	(104,512)	(54,266)
Income tax expense	(118)	(50)	(301)	(614)
Net loss	$(26,938)	$(20,997)	$(104,813)	$(54,880)
Induced conversion of redeemable preferred stock	—	—	(46,014)	—
Net loss attributable to common stockholders	$(26,938)	$(20,997)	$(150,827)	$(54,880)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.27)	$(0.44)	$(0.69)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	371,538	79,152	346,093	78,967

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(26,938)	$(20,997)	$(104,813)	$(54,880)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(304)	(403)	540	(560)
Net change in unrealized gain on investments	395	5	272	507
Other comprehensive income (loss), net of tax	91	(398)	812	(53)
Comprehensive loss	$(26,847)	$(21,395)	$(104,001)	$(54,933)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	1,733	2	(20)	—	—	—	—	(18)
Exercise of stock options	47	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	11,611	—	—	—	—	11,611
Repurchase of common stock	—	—	—	—	—	(4,119)	(11,051)	(11,051)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Merger consideration (1)	209,577	209	444,010	—	—	—	—	444,219
Net loss	—	—	—	—	(32,157)	—	—	(32,157)
Other comprehensive income, net of tax	—	—	—	429	—	—	—	429
Balance as of March 31, 2024	387,652	387	1,674,672	(1,792)	(1,078,923)	(7,251)	(17,028)	577,316
Issuance of restricted stock, net of shares withheld for taxes, and other	1,384	1	(327)	—	—	—	—	(326)
Issuance of common stock under ESPP	202	—	425	—	—	—	—	425
Exercise of stock options	465	1	980	—	—	—	—	981
Stock-based compensation expense	—	—	6,730	—	—	—	—	6,730
Repurchase of common stock	—	—	—	—	—	(11,329)	(29,439)	(29,439)
Net loss	—	—	—	—	(45,718)	—	—	(45,718)
Other comprehensive loss net of tax	—	—	—	292	—	—	—	292
Balance as of June 30, 2024	389,703	389	1,682,480	(1,500)	(1,124,641)	(18,580)	(46,467)	510,261
Issuance of restricted stock, net of shares withheld for taxes, and other	1,102	1	(71)	—	—	—	—	(70)
Issuance of common stock from option exercises	36	—	68	—	—	—	—	68
Stock-based compensation expense	—	—	5,921	—	—	—	—	5,921
Net loss	—	—	—	—	(26,938)	—	—	(26,938)
Other comprehensive loss net of tax	—	—	—	91	—	—	—	91
Balance as of September 30, 2024	390,841	$390	$1,688,398	$(1,409)	$(1,151,579)	(18,580)	$(46,467)	$489,333

(1) Merger consideration included 26,367 shares of common stock that were issued to a related party. See Note 17, Related Parties.

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	420	—	(93)	—	—	—	—	(93)
Stock-based compensation expense	—	—	3,148	—	—	—	—	3,148
Repurchase of common stock	—	—	—	—	—	(1,250)	(2,466)	(2,466)
Net loss	—	—	—	—	(16,843)	—	—	(16,843)
Other comprehensive income, net of tax	—	—	—	568	—	—	—	568
Balance as of March 31, 2023	80,324	$80	$850,063	$(1,328)	$(942,939)	(1,672)	$(3,029)	$(97,153)
Issuance of restricted stock, net of shares withheld for taxes, and other	1,410	1	(37)	—	—	—	—	(36)
Issuance of common stock under ESPP	268	—	326	—	—	—	—	326
Stock-based compensation expense	—	—	3,114	—	—	—	—	3,114
Repurchase of common stock	—	—	—	—	—	(1,209)	(2,375)	(2,375)
Net loss	—	—	—	—	(17,040)	—	—	(17,040)
Other comprehensive loss, net of tax	—	—	—	(223)	—	—	—	(223)
Balance as of June 30, 2023	82,002	$81	$853,466	$(1,551)	$(959,979)	(2,881)	$(5,404)	$(113,387)
Issuance of restricted stock, net of shares withheld for taxes, and other	482	1	(12)	—	—	—	—	(11)
Issuance of common stock from option exercise	43	—	86		—	—	—	86
Stock-based compensation expense	—	—	3,386	—	—	—	—	3,386
Repurchase of common stock	—	—	—	—	—	(176)	(399)	(399)
Net loss	—	—	—	—	(20,997)	—	—	(20,997)
Other comprehensive loss, net of tax	—	—	—	(398)	—	—	—	(398)
Balance as of September 30, 2023	82,527	$82	$856,926	$(1,949)	$(980,976)	$(3,057)	$(5,803)	$(131,720)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(104,813)	$(54,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(25,213)	—
Stock-based compensation expense	24,262	9,648
Amortization of acquired intangible assets	3,533	8,400
Depreciation and amortization	9,375	2,874
Accretion of discount on short-term investments, net	(6,303)	(321)
Non-cash lease expense	4,348	2,885
Provision for excess and obsolete inventory	1,991	963
Change in fair value of warrants	(474)	—
Other non-cash items	1,111	611
Changes in assets and liabilities:
Accounts receivable, net	2,272	677
Inventory	(14,910)	(3,258)
Prepaid expenses and other assets	(2,718)	749
Accounts payable	(12,887)	(484)
Accrued liabilities	3,450	5,448
Deferred revenue	(3,572)	218
Operating lease liabilities	(4,414)	(2,802)
Other liabilities	(4,433)	46
Net cash used in operating activities	(129,395)	(29,226)
Investing activities
Cash and restricted cash acquired in Merger	280,033	—
Purchases of short-term investments	(226,612)	(55,857)
Proceeds from sales and maturities of investments	289,000	91,964
Purchases of property and equipment	(4,973)	(2,753)
Net cash provided by investing activities	337,448	33,354
Financing activities
Repayment of term loan and convertible notes	(8,192)	(833)
Payment of term loan fee	(545)	—
Repurchase of common stock	(40,490)	(5,240)
Proceeds from ESPP stock issuance	425	326
Payments for taxes related to net share settlement of equity awards and other	(414)	(139)
Proceeds from exercise of stock options	1,120	80
Net cash used in financing activities	(48,096)	(5,806)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(518)	(196)
Net increase in cash, cash equivalents and restricted cash	159,439	(1,874)
Cash, cash equivalents and restricted cash at beginning of period	52,499	82,324
Cash, cash equivalents and restricted cash at end of period	$211,938	$80,450

Supplemental disclosures of cash flow information
Equity consideration transferred in connection with Merger (1)	$444,219	$—
Cash paid for interest	1,644	2,171
Cash paid for income taxes, net of refunds	407	629
Non-cash right-of-use assets and lease liabilities	183	226
Asset retirement obligations	777	739

(1) Equity consideration transferred in connection with the Merger included 26,367 shares of common stock that were issued to a related party. See Note 17, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Standard BioTools Inc. ("Standard BioTools" or the "Company") is a Delaware corporation headquartered in South San Francisco, California. The Company has an established portfolio of essential technologies that assist biomedical researchers develop medicines faster and better. The Company has created high resolution instruments designed to provide reliable and repeatable insights in health and disease, through the use of proprietary mass cytometry and microfluidics technologies, which are useful in proteomics and genomics, to help transform scientific discoveries into better patient outcomes. Additionally, the Company has an integrated proteomics platform ("SomaScan® Platform"), capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, and high reproducibility.

The Company works with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Services Revenue

The Company generates services revenue from the sale of lab services and field services. Lab services revenue is generated by performing the SomaScan® assay on customer samples to generate data on protein biomarkers. Lab services revenue is recognized at a point in time when the analysis data or report is delivered to the customer. SomaScan® services are sold at a fixed price per sample without any volume discounts, rebates, or refunds. The delivery of each assay data report is a separate performance obligation.

Field services revenue includes revenue from instrument service and support contracts. Revenue associated with these arrangements is recognized over time using a time-elapsed measure of progress, resulting in straight-line revenue recognition over the term of the agreement, which is generally one to four years. The Company measures progress using a time-elapsed measure of progress as the Company stands ready to provide service on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments collected in advance of service are reported on the Company's condensed consolidated balance sheets as deferred revenue.

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

Warrant Liabilities

In connection with the merger described in Note 2, Business Combination, the Company assumed warrant liabilities for the warrants issued in connection with the initial public offering CM Life Sciences II Inc ("CMLS II"), the predecessor company of SomaLogic, Inc. ("SomaLogic"). CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of SomaLogic common stock, par value $0.0001 per share ("SomaLogic Common Stock"), at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of SomaLogic Common Stock at $11.50 per share. As of January 5, 2024 (the "Closing Date"), the Warrants converted into the right to receive, upon exercise of such Warrant, 1.11 shares of the Company's common stock for each share of SomaLogic Common Stock previously underlying the Warrants. The Public Warrants are no longer publicly traded and are now identical to the Private Placement Warrants.

The Warrants are classified as liabilities on the condensed consolidated balance sheet as of September 30, 2024 as these instruments are precluded from being indexed to the Company's own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value as of the Closing Date, with subsequent changes in fair value recognized within other income (expense), net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

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

Recent Accounting Changes and Accounting Pronouncements

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires disclosure of more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company expects to adopt ASU 2023-07 in its Annual Report on Form 10-K for the year ended December 31, 2024, and expects to include additional segment disclosures as a result of adoption.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the impact of adoption on its income tax disclosures; however, adoption will not impact the Company's results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the face of the income statement into specific categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

2. Business Combination

On the Closing Date, the Company completed the merger (the "Merger") with SomaLogic. As a result, SomaLogic and its subsidiaries became wholly owned subsidiaries of Standard BioTools. Upon completion of the Merger, each share of SomaLogic common stock, par value $0.0001 per share (the "SomaLogic Common Stock"), was exchanged for 1.11 shares of the Company's common stock, par value $0.001 per share. The fair value of the Company's common stock provided in exchange for SomaLogic Common Stock was approximately $419.2 million.

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

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred, resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, management reassessed the methods used in the acquisition accounting and verified that management had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. Management also reassessed the procedures used to measure amounts recognized at the Closing Date to ensure that the measurements reflected all consideration transferred based on available information as of the Closing Date. Management determined that the bargain purchase gain was primarily attributable to a rapid decline in the price of the Company's common stock in the days following the announcement of the Merger, which persisted through the close of the Merger. The bargain purchase gain is separately stated below income from operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.

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

As a result of the Merger, the Company incurred $1.9 million of transaction bonuses recorded in selling, general, and administrative expenses on the condensed consolidated statement of operations. Additionally, the Company incurred $12.3 million of acquisition-related transaction costs reflected in transaction and integration expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2024.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and SomaLogic, as if the companies were combined as of January 1, 2023.

The unaudited pro forma financial information for the nine months ended September 30, 2024 combines the Company's financial results for the nine months ended September 30, 2024 and the historical results of SomaLogic for the 5-day period ended on the Closing Date. The unaudited pro forma financial information for the three and nine months ended September 30, 2023 combines the historical results of the Company and SomaLogic for their respective three and nine-month periods ended September 30, 2023. The pro forma financial information for the three and nine months ended September 30, 2023 has been adjusted to include certain nonrecurring impacts associated with the Merger, including the bargain purchase gain and transaction costs. These same impacts have been eliminated from the pro forma financial information for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$44,969	$47,415	$128,359	$141,047
Net loss	$(26,938)	$(41,204)	$(134,607)	$(109,000)

The results of SomaLogic have been consolidated with the Company's results since the Closing Date. For the period of January 6, 2024 to September 30, 2024, SomaLogic contributed revenue and loss of $61.5 million and $30.6 million, respectively. For the three months ended September 30, 2024, SomaLogic contributed revenue and loss of $22.9 million and $1.6 million, respectively.

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three and nine months ended September 30, 2024 and 2023, respectively, based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue:
Instruments	$5,586	$9,002	$19,959	$26,512
Consumables	14,007	9,709	45,389	31,302
Total product revenue	19,593	18,711	65,348	57,814
Service revenue:
Lab services	18,247	114	40,780	564
Field services	6,191	6,452	18,738	18,704
Total service revenue	24,438	6,566	59,518	19,268
Product and service revenue	44,031	25,277	124,866	77,082
Collaboration and other revenue	938	90	2,848	1,070
Total revenue	$44,969	$25,367	$127,714	$78,152

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$23,751	$10,865	$68,241	$32,975
Europe, Middle East and Africa (EMEA)	16,057	8,162	39,108	27,435
Asia-Pacific	5,161	6,340	20,365	17,742
Total revenue	$44,969	$25,367	$127,714	$78,152

Illumina Cambridge, Ltd.

In connection with the Merger, the Company assumed a multi-year arrangement with Illumina Cambridge, Ltd. ("Illumina"), originally entered into by SomaLogic and Illumina in December 2021 (the "Illumina Agreement"), to jointly develop and commercialize co-branded kits that will combine Illumina's Next Generation Sequencing ("NGS") technology with SomaScan® technology (the "Co-Branded Kits"). Pursuant to the Illumina Agreement, SomaLogic received a non-refundable upfront payment of $30.0 million in January 2022. Subsequent to executing the Illumina Agreement, Illumina paid an additional $0.5 million to purchase the equipment, supplies and training necessary to run the SomaScan® assay at their facilities, representing a modification to the Illumina Agreement. As of the Closing Date, the Company determined that the transaction price of the Illumina Agreement was $30.5 million. Subsequent to commercialization of the Co-Branded Kits, the Company is entitled to receive $124.5 million of minimum guaranteed royalties through the term of the Illumina Agreement. No royalties were included in the Illumina transaction price as probability of commercialization had not been achieved as of the Closing Date.

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

In connection with the Merger, the Company assumed certain contract liabilities and recorded $1.8 million of deferred revenue as of the Closing Date. Under the JDCA, the Company was entitled to receive $2.0 million in exchange for research and development services, which was received in April 2024. As of September 30, 2024, deferred revenue related to the JDCA was $1.5 million, which is expected to be fully recognized by March 31, 2025.

New England Biolabs, Inc.

Also in connection with the Merger, the Company assumed a non-exclusive licensing agreement with New England Biolabs, Inc. ("NEB"), originally entered into by SomaLogic and NEB in September 2022 (the "License Agreement"), whereby the Company provides a license to use certain proprietary information and know-how relating to SomaLogic's aptamer technology. Under the License Agreement, the Company is guaranteed fixed minimum royalties of $8.7 million to be received through September 2025. No revenue related to the guaranteed fixed minimum royalties will be recognized, as all revenue related to the receivable was recognized by SomaLogic prior to the Merger. Any revenue above the guaranteed fixed minimum royalties will be recognized in the period in which the subsequent sale or usage has occurred. As of September 30, 2024, royalties receivable related to this agreement were $8.2 million, including a current and non-current portion of $4.8 million and $3.4 million, respectively.

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

	NEC	Illumina	Other	Total
Deferred revenue at December 31, 2023	$-	$-	$15,127	$15,127
Deferred revenue assumed in connection with merger	1,773	30,418	1,998	34,189
Recognition of revenue from beginning or assumed deferred revenue balances	(1,247)	(406)	(10,899)	(12,552)
Revenue deferred during the period, net of revenue recognized	1,000	—	8,354	9,354
Deferred revenue at September 30, 2024	$1,526	$30,012	$14,580	$46,118

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of September 30, 2024 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2024 remainder of the year	$4,321
2025	9,002
2026	3,678
Thereafter	1,790
Total	$18,791

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

4. Goodwill and Acquired Intangible Assets, net

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Proteomics	Genomics	Total
Balance as of December 31, 2023	$85,798	$20,519	$106,317
Foreign currency translation	27	(2)	25
Balance as of September 30, 2024	$85,825	$20,517	$106,342

Acquired intangible assets, net consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$137,414	$(119,081)	$18,333	$117,354	$(115,954)	$1,400
Trade name	2,750	(294)	2,456	—	—	—
Customer relationships	2,750	(172)	2,578	—	—	—
Acquired intangible assets, net	$142,914	$(119,547)	$23,367	$117,354	$(115,954)	$1,400

Total amortization expense of the Company's acquired intangible assets was $0.7 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. Total amortization expense of the Company's acquired intangible assets was $3.5 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively. There were no indicators of impairment of goodwill, long-lived assets or intangible assets during the nine months ended September 30, 2024.

As of September 30, 2024, future expected amortization expense of acquired intangible assets, net was as follows (in thousands):

Fiscal Period
2024 remainder of the year	$711
2025	2,844
2026	2,844
2027	2,844
2028	2,844
Thereafter	11,280
Total	$23,367

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$210,647	$51,704
Restricted cash	1,291	795
Total cash, cash equivalents and restricted cash	$211,938	$52,499

Restricted cash of $1.3 million and $0.8 million is included in other non-current assets on the condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade receivables	$35,337	$19,972
Royalty receivable, current	435	—
Other receivables	173	—
Less: allowance for expected credit losses	(628)	(312)
Accounts receivable, net	$35,317	$19,660

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$49,953	$12,140
Work-in-process	1,558	282
Finished goods	9,082	8,111
Total inventory	60,593	20,533
Inventory, current	42,644	20,533
Inventory, non-current (1)	$17,949	$—

(1)
The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory on the condensed consolidated balance sheets.

The Company recorded charges for excess and obsolete inventory of $0.1 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and manufacturing equipment	$59,785	$35,563
Leasehold improvements	17,400	13,785
Computer equipment	7,845	6,232
Internal-use software	16,870	—
Office furniture and fixtures	3,482	1,762
Property and equipment, gross	105,382	57,342
Less accumulated depreciation and amortization	(69,623)	(35,489)
Construction-in-progress	6,223	2,334
Property and equipment, net	$41,982	$24,187

Depreciation and amortization expense was $3.2 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense was $9.4 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and related benefits	$14,390	$12,052
Loss contingency accruals	4,262	—
Accrued warranties	1,874	2,593
Accrued restructuring	2,541	825
Uninvoiced receipts	1,354	1,516
Other	7,265	4,033
Accrued liabilities	$31,686	$21,019

Refer to Note 16 for additional information on restructuring.

Deferred Grant Income

In September 2020, the Company executed a contract with the National Institutes of Health ("NIH") under NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for its Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $0.9 million for each of the three months ended September 30, 2024 and 2023, and $2.7 million for each of the nine months ended September 30, 2024 and 2023. Cumulative amounts applied against depreciation expense for these assets placed in service were $10.5 million and $7.8 million as of September 30, 2024 and December 31, 2023, respectively, and the carrying values of these assets were $11.7 million and $14.4 million as of these same dates, respectively.

The current portion of deferred grant income on the Company’s condensed consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

6. Debt

Total carrying value of debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Convertible notes:
2014 Notes	$299	$569
2019 Notes, current	54,913	54,530
Total convertible notes, net	55,212	55,099
Term loan, non-current	—	3,414
Term loan, current	—	5,000
Total debt	$55,212	$63,513

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

Offering-related costs related to the Convertible Notes were capitalized as debt issuance costs and are recorded as an offset to the carrying value of the 2019 Notes.

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

7. Leases

In connection with the Merger, the Company assumed three leases for office and laboratory space, with lease terms of three to five years. One of the assumed leases expired on June 30, 2024 and has not been renewed. The remaining leases require monthly lease payments that may be subject to annual increases throughout the lease term. The remaining leases also include renewal options at the Company's election to renew or extend the leases for additional periods ranging from three to ten years.

Lease Costs

Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period, including the Company's historical leases and those assumed in connection with the Merger, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,386	$1,994	$7,484	$6,005
Short-term lease cost	—	—	—	—
Variable lease cost	1,188	830	3,781	2,417
Less: Sublease income	(1,076)	(529)	(3,228)	(1,978)
Total lease cost	$2,498	$2,295	$8,037	$6,444

Lease Maturities

The table below reconciles the undiscounted lease payment maturities to the lease liabilities for the Company's operating leases:

September 30, 2024
Remainder of 2024	$2,419
2025	9,789
2026	8,800
2027	7,428
2028	7,362
Thereafter	10,225
Total	46,023
Less: amount of lease payments representing interest	(11,761)
Present value of future minimum lease payments	34,262
Less: current operating lease liabilities	(6,122)
Long-term operating lease liabilities	$28,140

Supplemental Lease Information

Supplemental information related to the Company's operating leases was as follows:

September 30, 2024
Weighted average remaining lease term	5.1
Weighted average discount rate	11.9%

8. Commitments and Contingencies

Other Commitments

In the normal course of business, the Company enters into various contractual and legally binding purchase commitments. As of September 30, 2024, the Company's open commitments totaled $16.2 million.

In connection with the Illumina Agreement, SomaLogic, and now the Company, is required to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. In 2023, SomaLogic contracted with Integrated DNA Technologies, Inc. (“IDT”) to manufacture custom products. Under the contract manufacturing agreement with IDT, SomaLogic committed to minimum annual purchases of $2.3 million, which obligation the Company subsumed in connection with the Merger. As the minimum contract term is three years, the total purchase commitment related to the Illumina Agreement is $6.9 million. As of September 30, 2024, the Company had not yet began placing orders under the Illumina Agreement.

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

Stockholder Litigation

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and the Company, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief is due on November 1, 2024, and the defendants’ reply brief is due on December 13, 2024. No date for oral argument has been set. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Between October 24, 2023 and January 3, 2024, SomaLogic received 18 letters from purported stockholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement. The Company has resolved fee disputes with all but two stockholder’s counsel.

In February 2024, the Company settled previously outstanding litigation with a former stockholder of SomaLogic, whereby the Company relinquished 422,048 shares of the Company's common stock that were subject to vesting conditions.

In May 2024, the Company settled previously outstanding litigation with former stockholders of SomaLogic for $6.2 million consisting of the repurchase of approximately 1.84 million shares of the Company's common stock from the stockholders at the market price of $2.40 per share, and a cash payment of $1.8 million. The Company recognized a litigation loss of $0.6 million during the nine months ended September 30, 2024.

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

Other Contingencies

Following the Merger, the Company is responsible for SomaLogic’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These liabilities and obligations will result in additional cost and expense by the Company and, if the Company has underestimated the amount of these costs and expenses or if the Company fails to satisfy any such liabilities or obligations, the Company may not realize the anticipated benefits of the Merger and there may be an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. Further, it is possible that there may be unknown, contingent or other liabilities, obligations or other problems that may arise in the future, the existence and/or magnitude of which the Company was previously unaware. Any such liabilities, obligations or other problems could have an adverse effect on the company’s business, financial condition, results of operations or cash flows. With respect to these additional matters, the Company is not able to estimate the possible loss or range of losses that could be incurred.

9. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2024 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$185,227	$185,227	$—	$—
Short-term investments—U.S. treasury securities	155,683	—	155,683	—
Total assets measured at fair value	$340,910	$185,227	$155,683	$—

The following tables summarize the Company’s financial instruments by significant investment category measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2023 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$35,385	$35,385	$—	$—
Short-term investments—U.S. treasury securities	63,191	—	63,191	—
Total assets measured at fair value	$98,576	$35,385	$63,191	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the nine months ended September 30, 2024.

The following table summarizes available-for-sale securities (in thousands):

			As of September 30, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$185,227	$—	$—	$185,227
Short-term investments—U.S. treasury securities	1 or less	155,335	348	—	155,683
Total assets measured at fair value		$340,562	$348	$—	$340,910

			As of December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$35,385	$—	$—	$35,385
Short-term investments—U.S. treasury securities	1 or less	63,169	22	—	63,191
Total assets measured at fair value		$98,554	$22	$—	$98,576

As of September 30, 2024, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Liabilities measured at fair value on a recurring basis

The following table presents information about the Company's liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

Fair value of warrant liabilities as of Closing Date	$906
Change in fair value of warrant liabilities	(474)
Fair value of warrant liabilities as of September 30, 2024	$432

Warrant liabilities

The Warrants were valued using Level 2 inputs as of the Closing Date as the Public Warrants were actively traded at that date. Therefore, the Company had directly observable prices for identical instruments as of the Closing Date. Following the Closing Date, and as of September 30, 2024, the Public Warrants were no longer publicly traded (see Note 1), so the Warrants were valued using a binomial lattice model (a special case of the income approach), using the following Level 3 inputs:

September 30, 2024
Volatility	70.2%
Risk-free rate	3.65%
Warrant term	1.9

10. Mezzanine Equity

Series B Redeemable Preferred Stock

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, “Viking” and, collectively with Casdin, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), and (ii) 127,779 shares of Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of the Company’s common stock. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remained outstanding, and the Company had no amounts recorded in mezzanine equity.

On June 18, 2024, the Company filed a registration statement on Form S-3 (File No. 333-280321), which became effective on June 27, 2024, registering the resale of 105,116,628 shares of common stock, including the shares of common stock which were issued upon conversion of the Series B Preferred Stock in the Exchange.

The Exchange was considered to be an induced conversion of preferred stock as the Investors received a lower conversion price, and were issued more shares of common stock than provided under the original terms of the Series B Convertible Preferred Stock Purchase Agreement entered into with the Investors. The $46.0 million difference between the fair value of the inducement and the carrying value of the Series B Preferred Stock was recognized to the Company's accumulated deficit during the nine months ended September 30, 2024.

11. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Company's board of directors authorized a share repurchase program (the "2024 Share Repurchase Program") pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the nine months ended September 30, 2024, the Company repurchased 13,603,617 shares of its common stock for an aggregate of $36.1 million under the 2024 Share Repurchase Program.

Common Shares Reserved

As of September 30, 2024, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,320	898	454
2011 Equity Incentive Plan	7,929	12,781	23,584
2017 Inducement Award Plan	59	—	2
2017 Employee Stock Purchase Plan	—	—	1,379
SomaLogic Plans	24,920	757	—
Total common stock reserved for future issuance	40,228	14,436	25,419

12. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in our 2023 Financial Statements.

Upon completion of the Merger, the Company assumed SomaLogic's stock incentive plans. In addition, all outstanding options to purchase SomaLogic Common Stock and all restricted stock units in respect of shares of SomaLogic Common Stock that were outstanding immediately prior to the completion of the Merger were automatically adjusted by the exchange ratio of 1.11 and converted into an equity award of the same type covering shares of the Company's common stock, on the same terms and conditions (including any continuing vesting requirements), under the applicable Company plan and award agreement in effect immediately prior to the completion of the Merger.

During the three and nine months ended September 30, 2024, the Company recorded nil and $6.2 million, respectively, of stock-based compensation expense due to the acceleration of awards for certain SomaLogic executives in connection with the Merger.

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	6,933	$2.46
Assumed through acquisition	2,970	2.00
Granted	10,263	2.21
Vested	(4,002)	2.34
Forfeited	(1,728)	2.30
Balance at September 30, 2024	14,436	$2.24

As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock units ("RSUs") under the Company’s equity incentive plans was $29.8 million. The Company expects to recognize the expense over a weighted-average period of 3.1 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2023	9,294	$3.62	8.5
Assumed through acquisition	28,184	4.80
Granted	6,697	2.50
Exercised	(573)	2.12
Cancelled	(3,374)	3.92
Balance at September 30, 2024	40,228	$4.26	6.2	$196
Vested at September 30, 2024	28,006	$4.76	5.1	$93
Unvested options at September 30, 2024	12,222	$3.10	8.7	$103

(1)
Aggregate intrinsic value as of September 30, 2024 was calculated as the difference between the closing price per share of the Company’s common stock on The Nasdaq Global Select Market on September 30, 2024, which was $1.93, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2024 was nil and $0.6 million, respectively. The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2023 was immaterial. As of September 30, 2024, the aggregate unrecognized compensation costs related to outstanding unvested options under the Company’s equity incentive plans were $22.5 million. The Company expects to recognize those costs over a weighted-average period of 2.6 years.

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

Activity under the performance-based awards was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	309	$2.42
PSU granted	100	2.25
Performance adjustment	(26)	2.42
PSU released	(383)	2.38
Balance at September 30, 2024	—	$—

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$136	$151	$441	$524
Cost of services revenue	228	37	455	122
Cost of collaboration and other revenue	—	—	1	2
Research and development expense	724	459	4,480	1,241
Selling, general and administrative expense	4,833	2,739	18,885	7,759
Total stock-based compensation expense	$5,921	$3,386	$24,262	$9,648

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

Computation of net loss per share for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from operations	$(26,938)	$(20,997)	$(104,813)	$(54,880)
Induced conversion of redeemable preferred stock	—	—	(46,014)	—
Net loss attributable to common stockholders	$(26,938)	$(20,997)	$(150,827)	$(54,880)

Denominator:
Weighted-average shares outstanding during the period	371,538	79,152	346,093	78,967
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.27)	$(0.44)	$(0.69)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2024	2023
RSUs, PSUs, stock options, restricted shares and ESPP shares	54,664	16,872
Series B Preferred Stock	—	75,164
2019 Notes(1)	18,966	18,966
2014 Notes	5	10
Warrants	11,692	—
Total	85,327	111,012

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

The 175,910 shares of the Company's common stock that were repurchased during the three months ended September 30, 2023, and the 15,448,533 and 2,634,594 shares repurchased during the nine months ended September 30, 2024 and 2023, respectively, have also been excluded from the Company's net loss per share and diluted net loss per share calculations.

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

The Company recorded income tax expense of $0.1 million in each of the three months ended September 30, 2024 and 2023, and income tax expense of $0.3 million and $0.6 million in the nine months ended September 30, 2024 and 2023, respectively. The decrease in the Company's tax provision reflects the effect of the Company's foreign operations, which reported lower pre-tax income in the first nine months of 2024 compared to the same period in 2023.

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

The Company’s business segment information was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Proteomics	$34,565	$14,008	$98,954	$47,296
Genomics	10,404	11,359	28,760	30,856
Total revenue	$44,969	$25,367	$127,714	$78,152

Income (loss) from operations:
Proteomics	$(10,210)	$(7,106)	$(48,485)	$(16,297)
Genomics	1,925	301	2,681	41
Corporate expenses	(16,013)	(10,703)	(59,217)	(31,877)
Restructuring and related charges	(2,341)	(1,998)	(12,374)	(5,415)
Transaction and integration expenses	(5,079)	(1,666)	(25,024)	(1,666)
Total loss from operations	$(31,718)	$(21,172)	$(142,419)	$(55,214)

Depreciation & amortization:
Proteomics	1,940	3,420	$7,193	$9,932
Genomics	378	373	1,125	703
Corporate	1,540	193	4,590	639
Total depreciation & amortization	$3,858	$3,986	$12,908	$11,274

16. Restructuring and Related Charges

In April 2024, following a strategic review of the combined business after completion of the Merger, the Company announced a workforce reduction plan (the "Strategic Reorganization") to reduce operating costs and focus on long-term growth opportunities. Under this Strategic Reorganization, the Company reduced its workforce by approximately 10% of its total workforce, with the majority of these employees separating by July 2024. Employees who were impacted by the Strategic Reorganization were eligible to receive severance and other benefits contingent upon an impacted employee's execution of a separation agreement. Certain impacted employees were covered by employment agreements or existing severance plans that provided termination benefits.

One-time termination benefits were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations, while termination benefits under ongoing benefit arrangement were recorded pursuant to ASC 712, Compensation - Nonretirement Postemployment Benefits.

The Company recognized restructuring charges of approximately $2.3 million and $12.4 million during the three and nine months ended September 30, 2024, respectively, related to a restructuring plan implemented after the Merger to integrate operations and realize synergies.

For the three and nine months ended September 30, 2023, the Company recognized restructuring and related charges of $2.0 million and $5.4 million, respectively, related to a restructuring plan implemented in 2022 to improve the Company's operational efficiency.

The Company also continues to recognize ongoing restructuring charges from its restructuring plans for facility-related costs, which will continue through the termination of the facility leases.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the nine months ended September 30, 2024 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2023	$825	$—	$—	$825
Restructuring and related charges	9,522	2,108	744	12,374
Cash payments	(7,806)	(2,108)	(744)	(10,658)
Balance at September 30, 2024	$2,541	$—	$—	$2,541

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

The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring:
Proteomics	$—	$213	$—	$691
Genomics	—	70	—	629
Corporate expenses	2,341	1,715	12,374	4,095
Total restructuring and related charges	$2,341	$1,998	$12,374	$5,415

17. Related Parties

In connection with the Merger, Eli Casdin, a member of the Company’s board of directors and the Company’s principal stockholder, and the former principal stockholder of SomaLogic, was issued 3,807 shares of common stock, 3,807 RSUs vesting in equal annual installments beginning on March 17, 2024, and 144,088 options in exchange for his shares of SomaLogic Common Stock and SomaLogic equity awards. In addition, Casdin Partners Master Fund, L.P. and Casdin Private Growth Equity Fund, L.P. received 11,246,525 and 2,744,219 shares of common stock, respectively, in exchange for their shares of SomaLogic Common Stock, which shares may be deemed to be indirectly beneficially owned by Mr. Casdin. Additionally, in connection with the Merger, Warrants held by CMLS Holdings II LLC (“CMLS LLC”) converted into the right to receive, upon exercise of such warrants, 4,824,802 shares of the Company’s common stock and CMLS LLC also received 7,548,000 shares of common stock in exchange for its SomaLogic Common Stock, all of which may be deemed to be indirectly beneficially owned by Mr. Casdin. In total, Mr. Casdin may be deemed to have beneficially received 26,515,248 shares of common stock in the Merger, including the shares of the Company's common stock issuable upon the vesting of RSUs and exercise of options and warrants.

On March 18, 2024, Casdin and its affiliates entered into the Exchange Agreement with the Company whereby all of the outstanding shares of the Series B-1 Preferred Stock held by Casdin and its affiliates were converted into an aggregate of 46,465,458 shares of the Company's common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC") on March 1, 2024 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Standard BioTools” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.

Overview

Standard BioTools Inc. is driven by a bold purpose – unleashing tools to accelerate breakthroughs in human health. We have an established portfolio of essential technologies that assist biomedical researchers develop medicines faster and better. We have created high resolution instruments designed to provide reliable and repeatable insights in health and disease, through the use of our proprietary mass cytometry and microfluidics technologies, which are useful in proteomics and genomics, to help transform scientific discoveries into better patient outcomes.

Additionally, we have an integrated proteomics platform ("SomaScan® Platform") capable of robust, high throughput proteomics analysis with broad proteome coverage, low limits of detection, and high reproducibility. Our SomaScan® Platform, together with our industry-leading single-cell proteomics and spatial proteomics solutions, comprise a comprehensive services offering to customers working to identify biomarkers of predictive response, mechanism of action, and patient stratification in their studies.

We distribute our instruments through our direct sales force and support organizations located in North America, Europe, and Asia-Pacific, and through distributors or sales agents in several European, Latin American, Middle Eastern, and Asia-Pacific countries. We also offer lab services where we use our instruments, especially the SomaScan® Platform, to analyze customer samples within our own facility. Additionally, we have authorized third-party sites globally to conduct SomaScan® assays using our proprietary technology.

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

Merger

On January 5, 2024, we completed the Merger pursuant to an Agreement and Plan of Merger, dated as of October 4, 2023 (the “Merger Agreement”), by and among us, SomaLogic and Martis Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into SomaLogic, with SomaLogic surviving as our wholly owned subsidiary. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of SomaLogic Common Stock converted into the right to receive 1.11 shares of our common stock.

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
o
We continue to focus on growth in instrument placements, including the SomaScan® authorized sites ("Authorized Sites") program, which we expect to drive future growth in sales of consumables, SomaScan® assay kits, and field services.
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
•
Expansion of our proteomic content:
o
The SomaScan® 11K Platform now includes protein measurements on a broader range of sample types, including cerebrospinal fluid, aqueous humor, tissue homogenates and cell lysates. The SomaScan® Platform provides the largest number of protein measurements and the greatest number of orthogonally confirmed protein reagents in the proteomics industry —11,000 protein measurements simultaneously from sample volumes as low as 55 µl—giving researchers access to half of the human proteome in just one assay.
o
To maintain our competitive advantage in the proteomics market, we plan to increase the number of protein reagents for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents.
o
We continue to expand our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.

Financial Operations Overview

Revenue

We generate our revenue from three primary sources: (1) product revenue, (2) lab services revenue, and (3) field services revenues. We also derive revenue from collaborative arrangements, license agreements, grants, and royalties. Customers include top biopharmaceutical companies and leading academic research universities.

Product revenue

We generate product revenue from the sale of instruments and consumables. Consumables revenue is largely driven by the size of our active installed base of instruments and the level of usage per instrument. Consumables revenue is also driven by the sale of SomaScan® assay kits, which is driven by the number of active SomaScan® Authorized Sites and the number of assays performed at those sites.

Service revenue

We generate service revenue from the sale of lab services and field services. Lab services revenue is primarily generated by performing the SomaScan® assay on customer samples to generate data on protein biomarkers. We expect lab services revenue to increase over the long-term with new and recurring sales opportunities. With the enhancement of our proteomic services, we expect to capture more market opportunities outside of the United States region, as well as winning contracts with new customers and expanding the scope of sales with existing customers.

Field services revenue primarily consists of post-warranty service contracts, preventive maintenance plans, installation and training for our instruments. We expect the average selling prices of our products and services to fluctuate over time based on market conditions, product mix and currency fluctuations.

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

Transaction and Integration Expenses

Transaction and integration expenses consist of costs incurred in connection with acquisition-related activities, including legal, advisory, accounting and other transaction-related costs including integration costs.

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

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$44,969	100%	$25,367	100%	$127,714	100%	$78,152	100%
Cost of revenue:
Cost of product revenue	8,159	18%	11,403	45%	33,142	26%	33,276	43%
Cost of services revenue	13,536	30%	2,810	11%	32,115	25%	7,783	10%
Cost of collaboration and other revenue	13	0%	—	—%	100	0%	—	—%
Total cost of revenue	21,708	48%	14,213	56%	65,357	51%	41,059	52%
Gross profit	23,261	52%	11,154	44%	62,357	49%	37,093	47%
Operating expenses:
Research and development	13,156	29%	6,370	25%	48,358	38%	19,039	24%
Selling, general and administrative	34,403	77%	22,292	88%	119,020	93%	66,187	85%
Restructuring and related charges	2,341	5%	1,998	8%	12,374	10%	5,415	7%
Transaction and integration expenses	5,079	11%	1,666	7%	25,024	20%	1,666	2%
Total operating expenses	54,979	122%	32,326	127%	204,776	160%	92,307	118%
Loss from operations	(31,718)	(71)%	(21,172)	(83)%	(142,419)	(112)%	(55,214)	(71)%
Bargain purchase gain		—%			25,213	20%	—	—%
Interest income, net	3,941	9%	340	1%	13,559	11%	656	1%
Other income (expense), net	957	2%	(115)	(0)%	(865)	(1)%	292	0%
Loss before income taxes	(26,820)	(60)%	(20,947)	(82)%	(104,512)	(82)%	(54,266)	(69)%
Income tax expense	(118)	(0)%	(50)	(0)%	(301)	(0)%	(614)	(1)%
Net loss	$(26,938)	(60)%	$(20,997)	(82)%	$(104,813)	(82)%	$(54,880)	(70)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended September 30,				Year-over-	Nine Months Ended September 30,				Year-over-
	2024		2023		Year Change	2024		2023		Year Change
Product revenue:
Instruments	$5,586	12%	$9,002	35%	(38)%	$19,959	16%	$26,512	34%	(25)%
Consumables	14,007	31%	9,709	38%	44%	45,389	36%	31,302	40%	45%
Total product revenue	19,593	44%	18,711	74%	5%	65,348	52%	57,814	74%	13%
Service revenue:
Lab services	18,247	41%	114	0%	N/A	40,780	32%	564	1%	N/A
Field services	6,191	14%	6,452	25%	(4)%	18,738	15%	18,704	24%	0%
Total service revenue	24,438	54%	6,566	26%	272%	59,518	47%	19,268	25%	209%
Product and service revenue	44,031	98%	25,277	100%	74%	124,866	98%	77,082	99%	62%
Collaboration and other revenue	938	2%	90	0%	942%	2,848	2%	1,070	1%	166%
Total revenue	$44,969	100%	$25,367	100%	77%	$127,714	100%	$78,152	100%	63%

Total revenue grew 77% to $45.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and grew 63% to $127.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Due to the acquisition of SomaLogic, revenue increased by $22.9 million and $61.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These increases were offset by decreases of $3.3 million and $12.0 million in revenues from our legacy business for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Three Months Ended September 30,				Year-over-	Nine Months Ended September 30,				Year-over-
	2024		2023		Year Change	2024		2023		Year Change
Proteomics revenue	$34,565	77%	$14,008	55%	147%	$98,954	77%	$47,296	61%	109%
Genomics revenue	10,404	23%	11,359	45%	(8)%	28,760	23%	30,856	39%	(7)%
Total revenue	$44,969	100%	$25,367	100%	77%	$127,714	100%	$78,152	100%	63%

Total proteomics revenue grew 147% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and grew 109% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Our growth in proteomics was driven by the acquisition of SomaLogic, which expanded our proteomics capabilities, products and services.

Total genomics revenue decreased 8% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and decreased 7% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The continued decline in the genomics segment was anticipated, and is a driver of our continued focus on growing the OEM business and managing this segment to sustainable positive contribution margin in the near-term.

Cost of Revenue

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-	Nine Months Ended September 30,		Year-over-
	2024	2023	Year Change	2024	2023	Year Change
Cost of product revenue	$8,159	$11,403	(28)%	$33,142	$33,276	(0)%
Cost of service revenue	13,536	2,810	382%	32,115	7,783	313%
Cost of collaboration and other revenue	13	—	NM	100	—	NM
Total cost of revenue	$21,708	$14,213	53%	$65,357	$41,059	59%
Gross profit	$23,261	$11,154	109%	$62,357	$37,093	68%
Gross margin	51.7%	44.0%	7.8%	48.8%	47.5%	1.4%

Gross profit increased by $12.1 million, or 109%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased by $25.3 million, or 68%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in gross profit during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to the impact from the Merger which resulted in increased revenue.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-	Nine Months Ended September 30,		Year-over-
	2024	2023	Year Change	2024	2023	Year Change
Research and development	$13,156	$6,370	107%	$48,358	$19,039	154%
Selling, general and administrative	34,403	22,292	54%	119,020	66,187	80%
Restructuring and related charges	2,341	1,998	17%	12,374	5,415	129%
Transaction and integration expenses	5,079	1,666	205%	25,024	1,666	1402%
Total operating expenses	$54,979	$32,326	70%	$204,776	$92,307	122%

Research and Development

R&D expense increased by $6.8 million, or 107%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased by $29.3 million, or 154%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock-based compensation expense due to the expanded global workforce headcount.

Selling, General and Administrative

SG&A expense increased by $12.1 million, or 54%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased by $52.8 million, or 80%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock-based compensation expense due to the expanded global workforce headcount.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended September 30,		Year-over-	Nine Months Ended September 30,		Year-over-
	2024	2023	Year Change	2024	2023	Year Change
Severance and other termination benefits	$1,511	$546	177%	$9,522	$1,892	403%
Facilities and other	830	1,452	(43)%	2,852	3,523	(19)%
Total restructuring and related charges	$2,341	$1,998	17%	$12,374	$5,415	129%

Restructuring and related charges increased by $0.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased by $7.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by increased severance and termination benefits in connection with reductions in headcount following the Merger.

Transaction and Integration Expenses

Transaction and integration expenses increased by $3.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and increased by $23.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to legal, advisory, accounting costs, and integration expenses incurred in connection with the Merger. The Company expects to incur additional integration costs in the future.

Bargain purchase gain

Bargain purchase gain increased by $25.2 million for the nine months ended September 30, 2024, compared to the same period in 2023. The increase for the nine months ended September 30, 2024 was due to the consummation of the Merger in January 2024, which resulted in the fair value of assets acquired and liabilities assumed from the Merger exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger Agreement.

Interest Income, net

The increase in other income, net of $3.6 million and $12.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, was primarily due to the interest earned on increased balances of money market funds and short-term investments and higher interest rates, as well as a decrease in interest expense due to repayment of our term loan in March 2024. Money market funds balances and short-term investments increased as a result of the Merger with SomaLogic.

Income Tax Expense

We recorded income tax expense of $0.1 million in each of the three months ended September 30, 2024 and 2023, and income tax expense of $0.3 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in our tax provision reflects the effect of our foreign operations, which reported lower pre-tax income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,151.6 million as of September 30, 2024. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents, and short-term investments were $366.3 million at September 30, 2024 and $114.9 million at December 31, 2023.

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

Following the Merger, we assumed additional cash commitments, including a requirement under the agreement originally entered into by SomaLogic with Illumina Cambridge, Ltd. in December 2021, to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. Specifically, we assumed minimum annual purchase commitments of $2.3 million with Integrated DNA Technologies, Inc. ("IDT") who is contracted to manufacture custom products. As the minimum contract term is three years, our total purchase commitment related to the agreement is $6.9 million. As of September 30, 2024, we have not yet began placing orders under the agreement with IDT.

The terms and provisions of our debt and leases are more fully discussed in Notes 6 and 7, respectively, in the unaudited condensed consolidated financial statements.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flow summary:
Net cash used in operating activities	$(129,395)	$(29,226)
Net cash provided by investing activities	337,448	33,354
Net cash used in financing activities	(48,096)	(5,806)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(518)	(196)
Net increase in cash, cash equivalents and restricted cash	$159,439	$(1,874)

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

In the nine months ended September 30, 2024, we used $62.4 million of net proceeds from the sales and maturities of short-term investments to help fund $129.4 million of net cash used in operating activities, $40.5 million of common stock repurchases, and $8.2 million of repayment of term loan and convertible notes.

In the nine months ended September 30, 2023, we used $36.1 million of net proceeds from the sales and maturities of short-term investments to help fund $29.2 million of net cash used in operating activities and $5.2 million of common stock repurchases.

Operating Activities

For the nine months ended September 30, 2024, our routine business operations resulted in net cash outflows of $69.5 million. Our other uses of cash included payments of $39.4 million for transaction and integration costs, and payments of $10.0 million for restructuring costs.

Net cash used in operating activities for the nine months ended September 30, 2024 increased by $100.2 million compared to the same period in 2023. The increase is primarily driven by the impact of the Merger, reflecting expanded global operations, as well as significant transaction, integration, and restructuring costs.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $337.4 million compared to $33.4 million used in the nine months ended September 30, 2023. The nine months ended September 30, 2024 primarily reflects $280.0 million of cash and restricted cash acquired in the Merger, and $62.4 million of proceeds from sales and maturities of short-term investments, net of purchases. The nine months ended September 30, 2023 primarily reflects $36.1 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities

Net cash used in financing activities was $48.1 million for the nine months ended September 30, 2024 compared to $5.8 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our primary uses of cash in financing activities included common stock repurchases of $40.5 million, and payments of $8.2 million to settle our term loan and reduce the amount of our outstanding convertible notes. For the nine months ended September 30, 2023, our primary use of cash in financing activities included common stock repurchases of $5.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and our interim Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of September 30, 2024, we have repurchased 13,603,617 shares of our common stock under the 2024 Share Repurchase Program.

The following table provides monthly information with respect to the shares of common stock repurchased by us during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2024	—	$—	—	$14.0 million
August 1-31, 2024	—	$—	—	$14.0 million
September 1-30, 2024	—	$—	—	$14.0 million

1 Average price paid per share includes commission fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Eighth Amended and Restated Certificate of Incorporation of Standard BioTools filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools, Inc., as filed on April 1, 2022.	S-8	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended, of Standard BioTools Inc., as filed on January 4, 2024.	8-K	3.1	1/5/2024

10.1#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan, as Amended.	8-K	10.1	7/1/2024

10.2#	2024 Change of Control and Severance Plan and Participation Agreement	8-K	10.1	8/30/2024

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

STANDARD BIOTOOLS INC.

Dated: November 6, 2024	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 6, 2024	By:	/s/ Hanjoon Alex Kim
Hanjoon Alex Kim
Chief Operating Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)