Form 10-K
period 2024-12-31
STANDARD BIOTOOLS INC.
filed 2025-03-11
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $433.1 million based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 2, 2025, there were 378,986,362 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with the registrant’s annual meeting of stockholders, scheduled to be held in June 2025, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, such proxy statement shall not be deemed to be part of this report.

STANDARD BIOTOOLS INC.

FISCAL YEAR 2024

FORM 10-K

ANNUAL REPORT

i

Special Note Regarding Forward-looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, anticipated National Institutes of Health funding pressures, the expected effect from U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition (M&A) activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses and discontinuing of certain product lines) and our expectations regarding the benefits and integration of acquired businesses and/or products. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ Real Time PCR System, Xgrade™, SomaLogic®, SomaScan®, SOMAmer®, SomaSignal®, Power by SomaLogic™, DataDelve™, KREX™, i-Ome™, OncoREX™, and CardioDM™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Standard BioTools,” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

At Standard BioTools, Inc. ("Standard BioTools" or the "Company"), we are committed to setting the new standard in the life science tools industry through strategic consolidation, best-in-class operations and a world class management team. Our established portfolio includes essential, standardized next-generation solutions designed to help biomedical researchers develop better therapeutics faster. We offer a diverse range of instrumentation, consumables, and services that generate high-quality data across early discovery, translational and clinical research. With advanced technologies in proteomics and genomics, we empower scientists to gain deeper biological insights, accelerate discoveries, and drive improved health outcomes across diverse therapeutic areas including immunology, oncology, neuroscience, cardiometabolic diseases and more.

Merger with SomaLogic, Inc.

On January 5, 2024, we completed our merger with SomaLogic, Inc. ("SomaLogic"), making it our wholly owned subsidiary. Under the terms of the Agreement and Plan of Merger dated October 4, 2023 (the "Merger Agreement"), each share of SomaLogic common stock (the "SomaLogic Common Stock") converted into 1.11 shares of our common stock.

SomaLogic specializes in proprietary affinity-based proteomics, and we believe the merger with SomaLogic (the "Merger") broadens our portfolio while strengthening our ability to drive innovation in proteomics research. By leveraging our combined expertise and complementary technologies, we aim to improve operational efficiency, realize cost synergies, and capitalize on expanded revenue opportunities in this growing market. We believe this combination will deliver enhanced benefits to our customers and create long-term value for our stockholders.

Acquisition of Sengenics Corporation

On November 21, 2024, we completed the acquisition of Sengenics Corporation Pte Ltd ("Sengenics"). As part of this acquisition, Sengenics’ KREX™ precision antibody profiling services and kits were integrated into the SomaScan™ suite of solutions, expanding our capabilities in autoantibody biomarker detection and protein interaction analysis for discovery, translational, and clinical research.

We believe this addition strengthens our proteomics portfolio, particularly in biopharma and translational research, by combining proprietary immunoproteomic technology with our market-leading SomaScan™ platform. Available as both a lab service and a kit, KREX™ technology enables pharmaceutical companies and research institutions to advance disease understanding and accelerate biomarker discovery.

Our Platforms

We have built a solid foundation supporting a differentiated portfolio of life science tools, offering broad multi-omic capabilities that drive innovation and accelerate the pace of drug development. Our solutions are designed to unlock complex biological information across plasma, single-cell and spatial proteomics, as well as genomic analyses, enabling researchers to explore disease mechanisms with unprecedented depth and precision. By integrating our advanced platforms – SomaScan™, CyTOF™, Hyperion™, and Biomark™ – we empower scientists to generate high-content data across therapeutic areas, from immuno-oncology to neurology and infectious diseases. Each system is engineered to extract meaningful molecular signatures, providing researchers with the tools they need to decode intricate biological networks. Together, these technologies accelerate discovery, offering a comprehensive approach to understanding the complexities of health and disease.

Proteomics			**Multi-omics / Genomics**
Platform	**SomaScan**	**CyTOF**	**Hyperion**	**Biomark**
Omic	Plasma proteomics	Single-cell proteomics	Spatial proteomics	Genomics and multi-omics
Instrument				
Overview	Profiles 11,000 protein measurements, covering over 10,000 unique human proteins, simultaneously from a single 55 µl sample	Captures highly multiplexed (50) surface and functional markers simultaneously	Captures the necessary dynamic range of 40+ markers simultaneously, with up to 35 - 100x throughput vs. cyclic immunofluorescence	Walk-away automated benchtop qPCR and library prep platform that combines multiple assays in a single run
Applications	• Cancer biology • Neuroscience • Autoimmune disorders • Inflammation	• Cancer biology • Neuroscience • Autoimmune disorders • Inflammation	• Cancer biology • Neuroscience • Autoimmune disorders • Inflammation • Infections disease • Translational immunology • Therapeutic response • Personalized medicine	• Agrigenomics • Gene expression • Genotyping • Pharmacogenomics • Sample identification • Pathogen detection

SomaScan

Our SomaScan platform enables researchers to measure thousands of proteins simultaneously with exceptional specificity and sensitivity, providing deep insights into biological processes and disease mechanisms. Our SomaScan platform uses proprietary SOMAmer® reagents – engineered protein-binding molecules that recognize specific protein targets with high affinity. These reagents facilitate precise quantification of proteins across a wide dynamic range, allowing researchers to uncover subtle biological changes that might otherwise be missed. Similar to transcriptomic and genomic approaches, high-throughput proteomics with our SomaScan platform unlocks powerful biomarker discovery, disease profiling, and drug development opportunities. The SomaScan platform includes our industry-leading assay, which profiles 11,000 protein measurements, covering 10,000 unique human proteins, from minimal sample volumes, and our data analytics solutions that translate complex protein data into actionable insights.

Proteomics research demands both breadth and precision, but many high-plex antibody assays struggle to maintain accuracy as they scale. The SomaScan Assay defies this limitation—expanding from 5,000 to 7,000 to 10,000 proteins while preserving measurement precision.

*Source: Rooney, M.R. et al., 2024. Plasma proteomic comparison change as coverage expands for SomaLogic and Olink. medRXiv.

Building on the scalability and precision of the SomaScan Assay, we offer a suite of high-performance proteomics solutions tailored for diverse research and clinical applications.

Offering	Description
SomaScan Assay	Measures ~10,000 proteins in a single sample with industry-leading precision, specificity, and dynamic range. The largest proteomics platform available.
SomaScan Assay panels	Targeted panels (100 - 3,000 analytes) for disease-specific and custom studies, maintain high precision and throughput.
KREX Assay	Protein arrays for autoantibody profiling, including cancer, autoimmune, and citrullination assays, covering 100 - 1,800+ antigens.
SomaSignal Tests	15 CLIA-certified tests for clinical applications and 29 research use only ("RUO") tests for clinical trials, enabling risk stratification and personalized medicine.
SOMAmer Reagents	Proprietary reagents available via licensing for research and commercial use.
SomaScan Authorized Sites Program	Program that enables pharma, biotech, and academic institutions to run the SomaScan assay in-house with the same precision as our service labs.

CyTOF

Our CyTOF technology platform transforms single-cell analysis by leveraging mass cytometry to detect and quantify over 50 intracellular and extracellular markers simultaneously, providing researchers with a deeper and more precise view of cellular function. Unlike fluorescence-based flow cytometry, which is limited by spectral overlap, CyTOF uses metal-tagged antibodies and time-of-flight mass spectrometry to eliminate signal interference and expand multiplexing capabilities. This breakthrough technology enables high-dimensional immune profiling, biomarker discovery, and functional cell analysis with unparalleled accuracy. The CyTOF platform includes state-of-the-art instrumentation, optimized reagents, and powerful data analysis tools to accelerate discoveries in immunology, oncology, and beyond.

Hyperion

Our Hyperion spatial biology platform unlocks deeper insights into tissue organization by preserving spatial context while enabling high-dimensional molecular and proteomic analysis. Unlike traditional bulk or single-cell methods, our platform utilizes Imaging Mass Cytometry with to simultaneously map multiple protein markers (up to 40+) across complex tissue landscapes. This approach allows researchers to explore cellular interactions, tissue architecture, and disease progression at unprecedented resolution. Our Hyperion platform includes state-of-the-art instrumentation, multiplexed imaging capabilities, and powerful bioinformatics tools to drive discoveries in oncology, immunology, and neuroscience.

Biomark

Our Biomark X9 system redefines high-throughput genomics by delivering exceptional efficiency, precision, and scalability for qPCR applications. Designed for researchers who require robust multiplexing capabilities, the Biomark X9 system enables the simultaneous analysis of thousands of reactions in a single run. By leveraging advanced microfluidics technology, it significantly reduces reagent consumption while increasing throughput, making it an ideal solution for large-scale genomic studies, clinical research, and biomarker discovery. The Biomark X9 system integrates seamlessly with powerful data analysis tools, accelerating workflows and providing comprehensive insights with unmatched accuracy.

Our market opportunity

Based on industry estimates, the annual worldwide life sciences research tools total addressable market ("TAM") totals more than $70 billion. We currently participate in emerging segments of the life sciences research and biopharmaceutical tools market focused on proteomics and genomics.

Proteomics

We believe proteomics represents one of the largest untapped opportunities in the life sciences industry today, given its extensive existing applications and broad potential. Currently, most of the drugs approved by the U.S. Food and Drug Administration (the "FDA") target a protein, and most other drugs interact with, or are influenced by, protein-mediated signal transduction cascades. Our technologies aim to address a large opportunity across multiple proteomics-based markets and are uniquely designed to attract, capture, and retain customers representing a substantial share of each of these markets:

•
Flow Cytometry: A critical tool for single-cell analysis, enabling high-parameter protein characterization. The demand for multiplexed, high-resolution immune profiling is increasing, particularly in oncology and immunotherapy research.
•
Spatial Biology: Growing rapidly within tissue imaging and tumor microenvironment research, as researchers seek to map cellular interactions and disease progression at a deeper level. This market is expanding in both academic and clinical research applications.
•
Affinity Proteomics: A key sector in biomarker discovery, translational research, and clinical diagnostics, driven by increasing demand for high-throughput, cost-effective protein quantification in plasma and tissue samples.
•
Antibody Profiling: Critical for vaccine development, autoimmune research, and oncology, as researchers seek tools to characterize immune responses and identify therapeutic targets.

Genomics

The genomics market is well-established but continues to grow as advancements in gene expression analysis, Next-Generation Sequencing ("NGS"), and Quantitative Polymerase Chain Reaction ("qPCR") drive innovation:

•
Genotyping & Gene Expression Analysis: Expanding applications in disease research, pharmacogenomics, and personalized medicine are fueling demand for rapid, scalable genomic solutions.
•
NGS Sample Preparation: Widely used in biomarker discovery, translational research, and clinical diagnostics, as sequencing costs decrease and clinical applications increase.

With the continued convergence of proteomics and genomics, the life sciences market is positioned for accelerated growth, presenting substantial opportunities for companies that provide high-throughput, precise, and scalable analytical solutions.

OEM Markets

We also utilize our proprietary microfluidics technology to collaborate with original equipment manufacturer ("OEM") providers to pursue market opportunities outside our core markets. These OEM markets are highly varied, and we believe represent significant expansion opportunities for our technology.

Customers

We sell our instruments and consumables for RUO to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies.

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

Our Collaborations

Illumina Cambridge, Ltd. In connection with the Merger, we assumed a multi-year Collaboration Agreement with Illumina Cambridge, Ltd. ("Illumina"), originally entered into by SomaLogic and Illumina in December 2021 (the "Illumina Agreement"), to jointly develop and commercialize co-branded kits to combine Illumina's Next Generation Sequencing ("NGS") technology with SomaScan® technology (the "Co-Branded Kits"), in exchange for, among other things, an upfront payment and certain royalty payments. Unless earlier terminated in accordance with its terms, the Illumina Agreement will remain in effect until the expiration of the last-to-expire royalty period for the Licensed Products.

NEC Corporation. Additionally, in connection with the Merger, we assumed a joint development and commercialization agreement with NEC Solution Innovators, Ltd. ("NEC"), originally entered into by SomaLogic and NEC in March 2020, to develop and commercialize SomaScan® services in Japan.

New England Biolabs, Inc. Also in connection with the Merger, we assumed a non-exclusive licensing agreement with New England Biolabs, Inc. ("NEB"), originally entered into by SomaLogic and NEB in September 2022, whereby we provide a license to use certain proprietary information and know-how relating to SomaLogic's aptamer technology.

Manufacturing

Our manufacturing operations are located in Singapore, Canada, Malaysia, and the United States (Boulder, Colorado). Our facility in Singapore manufactures Integrated Fluidic Circuits ("IFCs") and assemblies of microfluidics instruments. All of our IFCs for commercial sale and some IFCs for our research and development purposes are also fabricated at our Singapore facility. Our mass cytometry instruments and reagents for commercial sale, as well as for internal research and development purposes, are manufactured at our facility in Markham, Canada. Genomics reagents are manufactured at our facility in Markham, Canada.

Our facility in Boulder, Colorado manufactures reagents, SomaScan® assay kits, and other consumables used to run SomaScan® assays.

In connection with the acquisition of Sengenics. we acquired additional manufacturing operations in Kuala Lumpur, Malaysia. Our facility in Kuala Lumpur manufactures lysates for KREX™ microarrays.

We rely on a limited number of suppliers for certain components and materials used in our products. Key components in our legacy products and acquired products are supplied by sole or limited source suppliers. The loss of a single or sole source supplier would require significant time and effort to locate and qualify an alternative source of supply, if at all, and could adversely impact our business. For additional information, please refer to “Item 1A. Risk Factors.”

Laboratory Operations

We perform all of our SomaScan Services and SomaSignal™ tests in our laboratory facility located in Boulder, Colorado. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and accredited by the College of American Pathologists ("CAP"). Our laboratory is certified for performance of high-complexity testing by the Centers for Medicare & Medicaid Services ("CMS") in accordance with the CLIA and is licensed by certain other states requiring out-of-state licensure including California, Maryland, Pennsylvania and Rhode Island.

We perform all of our KREX™ microarray assay services in our laboratory facility located in Kuala Lumpur, Malaysia, and we perform CyTOF and Hyperion lab services in our Markham, Canada facility.

We believe that our existing laboratory facilities are adequate to meet our business needs for at least the next 12 months and that additional laboratory space will be available on commercially reasonable terms, if required.

Quality Assurance

Our quality assurance function oversees the quality of our laboratory and manufacturing operations. We have established oversight for systems implementation and maintenance procedures, document control processes, supplier qualification, preventive or corrective actions and employee training processes that we believe achieves excellence in operations. We continuously monitor and improve our processes and procedures and believe this high-quality service leads to customer satisfaction and retention.

Research and Development

Our product development strategy combines internal innovation with targeted acquisitions, allowing us to expand our capabilities and accelerate the introduction of new technologies. With a strong track record of delivering impactful solutions, we maintain a disciplined focus on execution, ensuring that our advancements translate into meaningful improvements for researchers.

Our development process is deeply multidisciplinary, integrating expertise across chemistry, molecular biology, microfluidics, mass spectrometry, computational biology, and software engineering. Scientific expertise is embedded throughout our organization—from research and development ("R&D") to leadership and across cross-functional teams—fostering an environment where technological innovation thrives.

Moving forward, we are committed to enhancing the performance and scalability of our existing platforms, developing next-generation solutions, and integrating advanced software and workflows to support complex research needs. By continuously evolving our technologies, we aim to provide researchers with the most reliable and insightful tools to accelerate discoveries and improve human health.

Competition

The life sciences market is highly competitive and continues to evolve as research advances. Key competitive factors include product quality, cost, innovation, ease of use, accuracy, reproducibility, reputation, and compatibility with existing lab workflows. Competition also extends to attracting top scientific and technical talent.

We compete with both established and emerging life science companies that develop instruments for gene expression analysis, genotyping, nucleic acid detection, protein analysis, imaging, and other applications. Additionally, academic groups and new market entrants are advancing novel technologies. Many competitors have advantages such as strong brand recognition, greater financial and human resources, broader product portfolios, larger sales forces, and extensive intellectual property holdings. They also benefit from well-established customer relationships, global support networks, and large-scale manufacturing capabilities.

To differentiate ourselves, we must clearly demonstrate that our technology, solutions, and customer support deliver superior performance and value compared to competing products and emerging innovations.

Intellectual Property

Patents

We have developed a portfolio of issued patents and patent applications directed towards commercial products and technologies in development. As of December 31, 2024, we owned or licensed approximately 1,020 patents and had over 520 pending patent applications worldwide, including patents and pending patent applications acquired from SomaLogic and Sengenics. Our utility patents have expiration dates ranging up to year 2044, and our design patents have expiration dates ranging up to year 2047.

License Agreements

We have entered into licenses for technologies from various companies and academic institutions.

Genomics Technologies. Our core genomics technology originated at the California Institute of Technology (Caltech) in the laboratory of Professor Stephen Quake, who is a co-founder of Fluidigm (now Standard BioTools Inc.). We license genomics technology from Caltech, Harvard University, and Caliper Life Sciences, Inc., now a PerkinElmer Health Sciences, Inc. ("PerkinElmer") company.

•
We exclusively license from Caltech relevant patent filings relating to developed technologies that enable the production of specialized valves and pumps capable of controlling fluid flow at nanoliter volumes. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country. The U.S. issued patents we have licensed from Caltech expire between now and December 2025.
•
We have entered into a co-exclusive license agreement with Harvard University for the license of relevant patent filings relating to genomics technology. The license agreement will terminate with the last-to-expire of the licensed patents. The U.S. issued patents we have licensed from Harvard University expire between now and year 2027.

Proteomics. Some of the intellectual property rights covering our mass cytometry products were subject to a license agreement (the "Original License Agreement") between Standard BioTools Inc. (formerly Fluidigm Corporation) and PerkinElmer. Under the Original License Agreement, we received an exclusive, royalty bearing, worldwide license to certain patents owned by PerkinElmer in the field of inductively coupled plasma (ICP)-based proteomics, including the analysis of elemental tagged materials in connection therewith (the Patents), and a non-exclusive license for reagents outside the field of ICP-based mass cytometry. In November 2015, we entered into a patent purchase agreement with PerkinElmer pursuant to which we purchased the Patents for a purchase price of $6.5 million and a patent assignment agreement pursuant to which PerkinElmer transferred and assigned to us all rights, title, privileges, and interest in and to the Patents and the Original License Agreement. Accordingly, we have no further financial obligations to PerkinElmer under the Original License Agreement. Contemporaneously with the purchase of the Patents, we entered into a license agreement with PerkinElmer pursuant to which we granted PerkinElmer a worldwide, non-exclusive, fully paid-up license to the Patents in fields other than (i) ICP-based mass analysis of atomic elements associated with a biological material, including any elements that are unnaturally bound, directly or indirectly, to such biological material (Mass Analysis) and (ii) the development, design, manufacture, and use of equipment or associated reagents for such Mass Analysis. The license agreement will terminate on the last expiration date of the Patents, currently expected to be in November 2026, unless earlier terminated pursuant to the terms of the license agreement.

InstruNor AS. In January 2020, we completed the acquisition of InstruNor AS ("InstruNor") for $7.2 million, including $5.2 million in cash and $2.0 million in stock. InstruNor provided automated sample preparation solutions for proteomics and flow cytometry instrument markets and became part of Standard BioTools Inc.’s proteomics business. Included in this acquisition were certain intellectual property portfolio assets comprised of patents and/or patent applications directed to various aspects of automated cell pretreatment instruments. The expiration dates for the issued patents in this patent portfolio extended to March 2033.

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

State Laboratory Licensing

Our Boulder facility also holds a state license issued by the Colorado Department of Public Health and Environment. Colorado law and regulations establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of laboratory personnel and quality control.

Federal Oversight of Laboratory Developed Tests and Certain Devices

The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. We perform our diagnostic tests like the SomaSignal™ assays in our Boulder, Colorado CLIA-certified and CAP-accredited clinical laboratory, and although the performance of such tests is primarily regulated under CLIA, as administered by CMS, as well as by applicable state laws, as described above, the FDA has asserted its authority over the safety and efficacy of such LDTs, including through premarket review, and the controls necessary to maintain assay quality in recently promulgated regulations.

The FDA regulates any diagnostic tests that meet the definition of a medical device, except under specific, narrow circumstances. The Federal Food, Drug and Cosmetic Act ("FDCA") defines a medical device as "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes." By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an in vitro diagnostic test (IVD), as "reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae." Therefore, the FDA generally considers diagnostic testing products like ours to be IVDs subject to the agency's regulatory requirements.

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

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or "off-label" uses; and the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. The FDA has broad post-market and regulatory and enforcement powers, including facility inspections and market surveillance. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA had historically exercised its enforcement discretion and not enforced applicable device regulations with respect to IVDs that are designed, manufactured and used within a single high-complexity CLIA-certified laboratory. We believe that the SomaSignalTM assays we offer for clinical diagnostic use are LDTs, as are our near-term pipeline candidate tests intended for clinical diagnostic use. However, in May 2024, the FDA issued a final rule aimed at regulating LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests; the final rule became effective on July 25, 2025. The LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with pre-market approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risk tests are expected to be in compliance at the 4-year mark, although FDA has stated it will continue to exercise enforcement discretion with respect to tests that are the subject of premarket submissions that are pending review. The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by healthcare providers. We have begun the process of evaluating the final rule’s potential impact on our SomaSignalTM assays, our operations, and our business more generally. Publication of the LDT final rule prompted the American Clinical Laboratory Association (“ACLA”) and one of its members, on May 29, 2024, as well as the Association for Molecular Pathology (“AMP”) and one of its members, on August 19, 2024, to file complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints allege that the agency does not have authority to promulgate the LDT final rule and seek to vacate the FDA’s action; the two cases were subsequently consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case and the outcome is uncertain. The ongoing litigation could potentially affect the FDA’s plans to implement these new LDT requirements, making the implementation timeline somewhat uncertain although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls. Following the transition to the new Trump administration, it is unclear whether the Executive Branch of the U.S. government will continue to defend the FDA’s rulemaking action in the consolidated litigation in Texas or if it will take steps to rescind or modify the LDT final rule. Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward. The outcome of the November 2024 elections on the composition of the 2025-2026 Congress, with both the Senate and House transitions to Republican control, also creates uncertainties for the diagnostic industry.

Even though we presently commercialize some of our SomaSignalTM tests as LDTs, the FDA may disagree that such tests are within the scope of its current enforcement discretion criteria for LDTs, or our SomaSignalTM tests may in the future become subject to more onerous regulation by the FDA. If and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs generally or to our SomaSignalTM tests in particular, whether as a result of new legislative authority or under the May 2024 LDT final rule, depending upon the risk classification of each individual test, we may be required to obtain premarket clearance for our diagnostic assays under Section 510(k) of the FDCA or approval of a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer, and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. If premarket review is required for some or all of our tests, the FDA could require that we stop selling our tests and testing services pending clearance or approval and conduct clinical testing prior to making submissions to FDA to obtain premarket clearance or approval. The FDA could also require that we label our SomaSignalTM tests as investigational or limit the labeling claims we are permitted to make.

Regulation of Clinical Trials

We may in the future conduct research studies for our SomaSignalTM tests intended for clinical diagnostic use and our other assays in development that involve clinical investigators and human subjects (or stored specimens from human subjects) at sites in the United States. We may need to conduct additional clinical trials for the SomaSignalTM tests for clinical use, as well as other tests we may offer in the future, to drive test adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for clinicians, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.

The conduct of clinical trials is also subject to extensive federal and institutional regulations intended to assure that the data and reported results are credible and accurate and that the rights, safety, and welfare of study participants are protected. Most studies involving human participants must be reviewed and approved by, and conducted under the auspices of, a duly-constituted institutional review board ("IRB"), which is a multi-disciplinary committee responsible for reviewing and evaluating the risks and benefits of a clinical trial for participating subjects and monitoring the trial on an ongoing basis. Companies sponsoring the clinical trials and investigators also must comply with, as applicable, regulations, guidelines and IRB requirements for obtaining informed consent from the study subjects, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. The sponsoring company or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. In addition, trials involving human subjects often require significant time and cash resources to complete and are subject to a high degree of risk, including risks of experiencing delays, failing to complete the trial or obtaining unexpected or negative results.

If the investigational device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an investigational device exemption application ("IDE") to the FDA. The exemption must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a patient. An IDE must be supported by appropriate non-clinical data, such as animal and laboratory test results, showing that the device has a safety profile appropriate for human testing and that the trial protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA expressly approves or denies the application in writing or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the trial, the FDA may permit a clinical trial to proceed under a conditional approval or the sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. If the device presents a non-significant risk to the patient according to criteria established by FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial that will be used to demonstrate the safety and effectiveness of a medical device marketing authorization submission to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect device pivotal clinical trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Laboratory Technology for Research Use Only

Our proteomics, genomics, and analytical instruments, reagents, and other consumables are currently intended for, labeled and sold for RUO applications, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-clinical and non-diagnostic purposes. In addition, the SomaLogic offerings, other than the SomaSignalTM assays intended for clinical diagnostic use, are intended and offered for RUO applications. Such products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions. Accordingly, they are not subject to pre- and post-market controls for medical devices by the FDA, with the exception that we must comply with the agency’s regulations relating to the labeling of IVDs intended for RUO applications. In accordance with such regulations, our RUO products are labeled, “For Research Use Only. Not for use in diagnostic procedures.”

The FDA’s final guidance document “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the "RUO/IUO Guidance"), provides the FDA’s thinking on when IVDs are properly labeled for RUO or for IUO. The RUO/IUO Guidance explains that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for clinical diagnostic uses or that the manufacturer intends such uses. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications, a manufacturer’s provision of technical support for clinical validation or clinical applications of the product, or solicitation of business from clinical laboratories, all of which FDA may consider evidence of intended uses that conflict with RUO/IUO labeling. If we are required to obtain marketing authorization from FDA for our products that we label and sell as RUO, we may be required to delay marketing and commercialization while we obtain pre-market clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

In some cases, our customers may, on their own initiative and without consulting us, use our RUO-labeled products in their own LDTs or in other FDA-regulated products for clinical diagnostic use.

Advertising of Laboratory Technologies and Services

Whether our proteomics or genomics technologies or our laboratory assays are not regulated by FDA, regulated as class I or class II devices, or subject to enforcement discretion with respect to FDA’s device requirements, advertising for such services and products is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (the "FTC"), as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (the "FTC Act"), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

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

In addition, in October 2018, the Eliminating Kickbacks in Recovery Act of 2018 ("EKRA") was enacted as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payor anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. However, unlike the Anti-Kickback Statute, EKRA is not limited to services covered by federal healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial third-party payors. Although EKRA apparently was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. Further, certain of EKRA’s exceptions are inconsistent with the Anti-Kickback Statute and regulations. EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued.

Other Federal and State Healthcare Laws

In addition to the requirements discussed above, several other healthcare fraud and abuse laws could have an effect on our business. For example, federal law permits the Office of Inspector General for the Department of Health and Human Services ("HHS-OIG") to exclude an individual or entity from Medicare or Medicaid for charging federal healthcare programs, including Medicare or Medicaid, substantially in excess of its usual charges for its items or services absent a finding of good cause. The terms “usual charge” and “substantially in excess” are subject to varying interpretations, and the HHS OIG has withdrawn multiple versions of a proposed rule intended to implement the statute.

The federal False Claims Act prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud pursuant to its qui tam provisions. Because the complaint in a qui tam action is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. Regardless of whether the government intervenes in the action, the relator, if successful, is entitled to receive a percentage of the recovery. In addition, providers and suppliers must report and return any overpayments received from the Medicare and Medicaid programs within 60 days of identification, and failure to identify and return such overpayments exposes the provider or supplier to federal False Claims Act liability. Violation of the federal False Claims Act may result payment of up to three times the actual damages sustained by the government, plus significant per-claim civil penalties, as well as mandatory exclusion from government healthcare programs. Several states, including California, have enacted comparable false claims laws that may apply regardless of payor.

The federal civil monetary penalties law (the "CMP Law") prohibits, among other things, (1) the offering or transfer of remuneration (including a waiver of copayments and deductible amounts) to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or Medicaid, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal healthcare program; (3) billing for services requested by an unlicensed physician or an excluded provider; (4) billing for medically unnecessary services; and (5) presenting or causing to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The penalties for violating the CMP Law may include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

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

The Physician Payments Sunshine Act imposes annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other advanced non-physician healthcare practitioners (such as nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. It applies to manufacturers when their products become eligible for reimbursement under a federal healthcare program such as Medicare or Medicaid. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own IVD products solely for use by or within our Boulder laboratory facility, we believe that we are exempt from these reporting requirements. We may become subject to such reporting requirements under the terms of current CMS regulations, however, if the FDA requires us to obtain marketing authorizations for our diagnostic tests as medical devices (whether because the agency determines that one or more of such tests do not fall within the scope of the agency’s existing LDT definition or because of its recently issued final rule to exercise authority over LDTs as medical devices) or Congress enacts legislative reforms to the federal oversight of LDTs to subject them to FDA regulation and/or the reporting requirements of the Sunshine Act. It is presently unknown how CMS will respond to the recently finalized FDA policy change to effectively render all LDTs medical device products under federal law, and whether or when it will assert that the Sunshine Act’s reporting requirements will begin to apply to the manufacturers of such LDTs. Given that litigation is ongoing between members of the clinical laboratory industry and FDA/HHS in relation to the May 2024 LDT final rule, it may be many months or even years before we have clarity on the applicability of state and federal Sunshine Act laws to our business. Certain states also require medical device manufacturers to maintain compliance programs and/or be licensed as manufacturers or distributors by a state professional board or health department. Because the FDA’s now-in-effect final rule renders a clinical laboratory like ours a “medical device manufacturer,” we have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.

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

U.S. Data Privacy and Security Laws

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") established comprehensive federal standards for the privacy and security of health information. In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act ("HITECH") provisions of the American Recovery and Reinvestment Act of 2009. HITECH amended HIPAA and, among other things, expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses and healthcare providers that conduct certain healthcare transactions electronically (collectively, "Covered Entities"), as well as individuals or entities that perform services for them involving the use, or disclosure of, individually identifiable health information or "protected health information" ("PHI") under HIPAA ("Business Associates"). Under HIPAA, as amended by the HITECH Act, the U.S. Department of Health and Human Services ("HHS") has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates. HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.

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

Covered Entities must report breaches of PHI that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of HHS (the "Secretary"). Breaches must be reported as soon as reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals, the HHS Secretary, and depending on the size of the breach, the local and national media. Covered Entities are also subject to the HHS HIPAA audit program and may be investigated in connection with a privacy or data security complaint.

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

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI. Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act ("CMIA") imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California has also recently adopted the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act ("CPRA") went into effect January 1, 2023 amending and strengthening the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of our California-based employees. It also created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. Various states have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply.

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

Information Blocking Rules

The Office of the National Coordinator for Health Information Technology ("ONC") coordinates the ongoing development of standards to enable interoperable health information technology infrastructure nationwide in the healthcare sector. In May 2020, ONC released the final Information Blocking Rule to implement the interoperability and patient access provisions of the 21st Century Cures Act. We will need to continually review our practices for conduct that could be considered as likely to interfere with access, exchange or use of electronic health information, as those practices are prohibited by the Information Blocking Rule, unless one of the exceptions outlined in the Information Blocking Rule applies. Among other things, the Information Blocking Rule requires us to provide patients with on-demand access to laboratory test results. These requirements can be inconsistent with our obligations as a laboratory under state law and/or medical or ethical standards. It is currently unclear how the ONC will approach delays in providing patient access in these situations. Healthcare providers including laboratories will be subject to civil monetary penalties for violations of the Information Blocking Rule once the penalty regulations are finalized. The amount of such penalties is unknown, but the regulations for health industry networks ("HINs"), health information exchanges ("HIEs"), and certified developers of health information technology allow for up to $1.0 million in penalties per violation.

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

European Union IVD Laws and Regulations

Whether or not we are required to comply with requirements for marketing clinical diagnostic products in the United States, we may be required to obtain marketing authorizations from regulatory authorities in non-United States countries prior to the marketing of any product for clinical diagnostic use in such countries. The laws and regulations relating to laboratory equipment, reagents and assays in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change. For example, in the European Union ("EU"), IVDs had been regulated under EU-Directive 98/79/EC ("IVD Directive") and corresponding national provisions prior to May 2022. The IVD Directive required that medical devices, including IVDs, meet the essential requirements, including those relating to device safety and efficacy, set out in an annex of the Directive. According to the IVD Directive, EU Member States have presumed compliance with these essential requirements for devices that are in conformity with the relevant national standards transposing the harmonized standards, such as ISO 13485:2016, the quality system standard for medical device manufacturers.

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

In May 2022, the Directive was replaced by the In Vitro Diagnostic Medical Devices Regulation ("IVDR") (Regulation (EU) 2017/746) that was published in May 2017 and given a five-year transition period until its implementation on May 26, 2022. Unlike the IVD Directive, the IVDR has binding legal force throughout every Member State. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR as enacted by the European Commission (EC), IVDs are subject to additional legal regulatory requirements. Among other things, the IVDR introduces a new risk-based classification system and requirements for conformity assessments. Under the IVDR and subsequent amendments, IVDs already certified under the IVD Directive by a Notified Body may remain on the market until December 31, 2027, and IVDs certified under the IVD Directive without the involvement of a Notified Body may be placed on, or remain in, the market for up to two additional years (until December 21, 2029) depending on the classification of the IVD. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. In addition, the IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

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

United Kingdom Regulation of IVDs

The U.K.’s withdrawal from the EU has major ramifications for IVD manufacturers. Among other things, companies now have to follow new procedures that apply in the U.K., including appointment of a U.K. Responsible Person rather than relying on European Authorized Representatives, to manage their compliance efforts in the U.K.

The U.K. Medicine and Healthcare Products Regulatory Agency (“MHRA”) issued guidance on how the country will regulate IVDs after January 1, 2021. According to MHRA, IVDs will require certification in the U.K., which is defined as England, Scotland and Wales, while companies will still be able to sell tests in Northern Ireland under existing EU IVD regulations. Under subsequent amendments to MHRA guidance, MHRA will continue to recognize CE marks for IVDs certified under the IVD Directive until the earlier of June 30, 2030 or the expiration of the certificate and, for IVDs certified under the IVDR, until June 30, 2030. Companies must register with the MHRA before placing IVDs on the U.K. market. To continue marketing CE-marked IVDs in the U.K. once the MHRA-designated recognition period has lapsed, companies selling in the U.K. will have to obtain a new marking authorization, called a U.K. Conformity Assessed mark (“UKCA”), for each IVD product.

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

In China, rules relating to personal data protection and data security are part of a complex framework and are found across various laws and regulations. The three main pillars of the personal data protection framework in China are the Personal Information Protection Law ("PIPL"), the Cybersecurity Law ("CSL") and the Data Security Law ("DSL"). The CSL, which became effective on June 1, 2017, and the Cybersecurity Review Measures promulgated by the Cyberspace Administration of China ("CAC"), provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in mainland China must be stored in mainland China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to national security review by the CAC together with competent departments of the State Council. The DSL came into force on September 1, 2021, and requires that data (not limited to personal data) shall not be collected by theft or other illegal means, and it also provides for a data classification and hierarchical protection system, which protects data according to its importance in economic and social development and the potential damage to national security, public interests, or the legitimate rights and interests of individuals and organizations if the data is falsified, damaged, disclosed, illegally obtained or illegally used. Most significantly, the PIPL came into effect on November 1, 2021. The PIPL is the first comprehensive, national–level personal data protection law in China. The PIPL mirrors certain provisions found under the GDPR such as the purpose limitation principle, the concept of a data protection officer, data subject rights, the requirement to conduct data protection impact assessments, and restrictions on data exports. With respect to data exports, China has adopted its own standard contractual clauses which qualifying businesses can use to legitimize their data exports.

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

Environmental Matters

We are subject to many federal, state, local, and foreign environmental regulations. To comply with applicable regulations, we have and will continue to incur significant expenses and allocate internal resources to manage compliance-related issues. In addition, such regulations could restrict our ability to expand or equip our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with the regulations. For example, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS"), the Registration, Evaluation, Authorisation, and Restriction of Chemicals ("REACH") and the Waste Electrical and Electronic Equipment Directive ("WEEE"), enacted in the European Union, regulate the use of certain hazardous substances, notification of customers of the presence of any substances of very high concern in products, and require the collection, reuse, and recycling of waste from, products we manufacture. Certain products sold in these countries are subject to RoHS, REACH and WEEE requirements. If we fail to comply with any present and future regulations, we could be subject to future fines, penalties, and restrictions, such as the suspension of manufacturing of our products or a prohibition on the sale of products we manufacture. For additional information, please refer to “Item 1A. Risk Factors.”

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

Geographic Area Information

During the last three years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States was $84.5 million, or 48% of our total revenue, in 2024, compared to $62.2 million, or 59% of our total revenue in 2023, and $56.9 million, or 58% of our total revenue in 2022. The majority of our long-lived assets are located within the United States, Singapore and Canada. Refer to Note 4 to our consolidated financial statements for additional information regarding geographic areas.

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

Human Resource Capital

Our team members share our commitment to improving the human condition and, in turn, we strive to create an environment where our people can do their best work. We know that our employees, who supply the ideas, energy, and innovation that powers our business, are amongst some of our most valued assets.

We are a values-driven organization. We believe strong shared values are essential for us to evolve and grow and to be successful for the long-term. Our values form our relationships with customers, suppliers, investors and each other. They help us to model respect and inclusiveness in our words and actions. Our core values conceived and developed by our employees are:

•
Customer commitment;
•
Integrity;
•
Respect; and
•
Continuous improvement.

A Diverse Global Workforce

As of December 31, 2024, we had a total of 818 employees worldwide of which 814 were full-time employees and 374 were located in the United States. Additionally, as of December 31, 2024, 46% of our employees worldwide were female and 45% of our employees in the United States were female. To our knowledge, none of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 21, 2025:

Name	Position
Executive Officers
Michael Egholm, Ph.D.	President, Chief Executive Officer, and Director
Alex Kim	Chief Financial Officer
Sean Mackay	Chief Business Officer
Non-Employee Directors
Tom Carey	Chairperson of the Board of Directors
Fenel M. Eloi	Managing Partner of P&M Capital Partners, LLC
Eli Casdin	Founder and Chief Investment Officer of Casdin Capital, LLC and its affiliates
Troy Cox	Director and Chairperson of the Board of Directors of SOPHiA GENETICS SA, Director and Vice Chairperson of the Board of Directors of LetsGetChecked Inc., and Director at Zymeworks Inc.
Kathy Hibbs	Director of SOPHiA GENETICS SA
Frank Witney, Ph.D.	Operating Partner at Ampersand Capital Partners

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

Professional Development

In addition to providing attractive and competitive total rewards packages, we believe in fostering individual and organizational effectiveness by offering our team members a variety of professional development programs. These programs are designed to:

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

Our principal executive offices are located at Two Tower Place, South San Francisco, California 94080. Our telephone number is (650) 266-6000. Our website address is www.standardbio.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Our SEC reports can be accessed through the investor relations page of our website located at http://investors.standardbio.com. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The contents of our website are not a part of, and are not incorporated by reference into, this Annual Report or any other report or document we file with the SEC. Any reference to our website is intended to be an inactive textual reference only.

We intend to use our website, www.standardbio.com as a means of disclosing material non-public information and for complying with our disclosure obligations under SEC Regulation FD. Such disclosures will be included on our website under “About > Investors.” Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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
•
If we fail to achieve the expected financial and operational benefits of our previously announced restructuring plan and other strategic initiatives, our business and financial results may be harmed.
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

Our revenue, results of operations, and revenue growth rates have varied in the past and may continue to vary significantly from quarter-to-quarter or year-to-year. We may experience substantial variability in our product mix from period-to-period as revenue from sales of our instruments relative to sales of our consumables may fluctuate or deviate significantly from expectations. Due to this variability, we may be unable to achieve revenue growth in future periods similar to some past years. Variability in our quarterly or annual results of operations, mix of product revenue, or rates of revenue growth, if any, may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

•
changes in product focus;
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

We may evaluate various future acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic collaborations may entail numerous risks, including:

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

If we undertake acquisitions or pursue strategic mergers, such as our previously completed Merger with SomaLogic, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. In addition, the Merger was financed by the issuance of shares of our common stock to stockholders of SomaLogic. We may structure acquisitions or strategic collaborations similar in the future, and stockholders may decide not to hold the shares of our common stock they receive in such transaction. Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have incurred significant losses in each fiscal year since our inception, including net losses of $138.9 million, $74.7 million, and $190.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.2 billion. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative ("SG&A") expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations and may have to seek additional financing.

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

We consider Agilent Technologies, Inc., Thermo Fisher Scientific Inc. ("Thermo"), Bio-Rad Laboratories, Inc., and Mesa Laboratories, Inc. (formerly Agena Bioscience, Inc.) to be our principal competitors in the genomics space. We believe that Cytek Biosciences, Inc. and Becton, Dickinson and Company are currently our principal competitors in Flow Cytometry, and that NanoString Technologies, Inc., and 10x Genomics, Inc. are our principal competitors in Spatial Biology. While the aforementioned principal competitors are the largest and most prevalent in their representative technology areas, the combined markets in which we compete have an additional 10 to 20 smaller competitors with competing approaches and technologies that we routinely face in selling situations.

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

From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. The purpose of the restructuring plans is to improve operational efficiency, reduce operating costs and better align our workforce with the current needs of our business. There is no guarantee that any particular restructuring plan will achieve its intended benefits and cost savings or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which could require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, changes in our commercial and strategic focus and allocation of resources contemplated by the restructuring plan, as well as implementation of our other strategic initiatives, may be unsuccessful or result in unanticipated risks or other unintended consequences for our business, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism such as the current conflict in both Ukraine and the Middle East, or natural disasters which may be exacerbated due to climate change, including earthquakes, typhoons, floods and fires.

RISKS RELATED TO THE MERGER AND OUR BUSINESS FOLLOWING THE MERGER

We may not realize all of the anticipated benefits of the Merger.

On January 5, 2024, we completed the Merger. The success of the Merger depends on, among other things, our ability to integrate the businesses of SomaLogic, and we may not be able to successfully achieve the level of cost savings, revenue enhancements and synergies that it expects. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, failure to successfully integrate the businesses in the expected timeframe may adversely affect our business, financial condition, results of operations or cash flows.

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
•
challenges of managing a larger company following the Merger, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures;
•
declines in our results of operations, financial condition or cash flows;
•
a decline in the market price of our common stock;
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

Many of these factors are outside our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact our business, financial condition, results of operations and cash flows. These factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the Merger and negatively impact the price of our common stock. As a result, it cannot be assured that we will realize the full benefits anticipated from the Merger within the anticipated time frames, or at all.

In addition, following the Merger, we became responsible for SomaLogic’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the Merger. Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition, results of operations or cash flows.

There can be no assurance that the Merger will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames or at all. Difficulties in integrating the businesses could harm our reputation. In addition, by engaging in the Merger, Standard BioTools may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

We have and will continue to incur direct and indirect costs as a result of the Merger and in connection with combining the businesses following the Merger.

Following the completion of the Merger, the size of our business became significantly larger than the previous size of either our or SomaLogic’s business. As a result, we have and will continue to incur expenses in connection with and as a result of combining the businesses. Our ability to successfully manage our expanded business will depend, in part, upon management’s ability to maintain strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. The current estimate of the aggregate transaction-related expenses incurred by us as of the year ended December 31, 2024 was approximately $34.5 million. These expenses could adversely affect our financial condition, results of operations and cash flows going forward and there can be no assurance that we will realize additional operating efficiencies, cost savings and other benefits anticipated from the Merger.

We have been exposed to litigation related to the Merger and may in the future be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We have been exposed to litigation related to the Merger and may in the future be exposed to increased litigation from stockholders, customers, suppliers and other third parties due to the combination of our business and SomaLogic’s business following the Merger. On November 28, 2023, a purported stockholder filed a complaint against us and the members of our Board of Directors in the United States District Court for the Northern District of California. The complaint has since been voluntarily dismissed.

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and us, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief is due on March 14, 2025. No date for oral argument has been set. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Between October 24, 2023 and January 3, 2024, SomaLogic received 18 letters from purported shareholders demanding that SomaLogic allow the inspection of its books and records and/or make corrective disclosures to its registration statement. We have resolved fee disputes with all but two stockholder's counsels.

In February 2024, we settled previously outstanding litigation with a former stockholder of SomaLogic, whereby we relinquished 422,048 shares of our common stock that were subject to vesting conditions.

In May 2024, we settled previously outstanding litigation with former stockholders of SomaLogic for $6.2 million consisting of the repurchase of approximately 1.84 million shares of our common stock from the stockholders at the market price of $2.40 per share, and a cash payment of $1.8 million. We recognized a litigation loss of $0.6 million during the nine months ended September 30, 2024.

On June 4, 2024, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from a stockholder to inspect our books and records relating to the prior conversion of our Series B preferred stock. We have responded to the demand and have produced documents.

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

We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which have previously been impacted by the COVID-19 pandemic and may additionally be impacted by other factors, including a potential domestic and global recession—have had and will continue to have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, tariffs and trade restrictions, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results have fluctuated and may continue to fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities have resulted in lower than expected sales of our mass cytometry instruments. Additionally, the imposition of tariffs and delays in issuing VAT and import tax exemptions have adversely affected the sales of our products in China. Similar reductions and delays in customer spending have resulted and may continue to result from other factors that are not within our control, such as:

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

In addition, changing policies of and actions by the U.S. government may adversely affect the ability of our current, or potential, customers or collaborators to purchase, maintain or retain our products and services. In particular, upon taking office in January 2025, the Trump administration effectively prevented the National Institutes of Health (the “NIH”) from reviewing and awarding grants, or paying out funds under already awarded grants, including for research or other projects that may involve our products and services. If this hold on government grants continues, or if the U.S. government takes any other actions to limit funds available for life science or healthcare research or other projects, it may have a material and adverse impact on our revenue, business, financial condition and results of operations.

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

If, as a result of global economic or political instability, such as the ongoing conflicts in Ukraine and the Middle East, potential tariffs, or health pandemics, among other factors, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. If any of these events occur, our business and operating results could be harmed. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business.

We may not be able to convert our orders in backlog into revenue.

Our backlog represents product orders from our customers that we have confirmed but have not been able to fulfill, and, accordingly, for which we have not yet recognized revenue. We may not receive revenue from these orders, and any order backlog we report may not be indicative of our future revenue.

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

Any disruption or delay in the shipping or off-loading of our products, whether domestically or internationally, may have an adverse effect on our financial condition and results of operations.

We rely on shipping providers to deliver products to our customers globally. Labor, tariff, or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, complications related to public health crises or pandemics, inadequate equipment to load, dock, and offload our products, energy-related tie-ups, or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays may have an adverse effect on our financial condition and results of operations.

Our business operations depend upon the continuing efforts of our management team and other skilled and experienced personnel, and if we are unable to retain them or to recruit and train new key executives, scientists, and technical support personnel, we may be unable to achieve our goals.

Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of certain members of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and staffing shortages could also negatively impact our ability to expand and scale functions that are needed to support the development of our products and the growth of our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly senior scientists and engineers. Competition for qualified senior management and key employees in our industry is intense. We over the past few years experienced increased turnover at all levels and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. Attrition and workforce reductions included in our previous restructuring plans could adversely affect our reputation among job seekers. It may also cause our existing employees to experience distractions or a decrease in employee morale. It could result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. We do not currently maintain key person life insurance covering any of our employees and all our employees, including our management team, may terminate employment without notice and without cause or good reason.

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

A significant percentage of our employees work remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we have implemented security controls, updated our policies, and augmented our information security training program to reduce the risk of cyberattacks and cybersecurity incidents, there is no guarantee that these measures will be adequate to safeguard all systems with the increased number of employees working remotely.

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

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as healthcare fraud and abuse, data privacy and medical product laws and regulations. The healthcare industry is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. In addition, federal and state enforcement agencies have substantial powers and remedies to pursue suspected violations under broad laws and regulations relating to healthcare fraud and abuse, interactions and financial arrangements with healthcare professionals or entities, data privacy and misconduct involving government programs or contracts. If we, our employees, collaborators or contractors fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of various licenses and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business. The relevant laws and regulations include, among others:

•
CLIA’s and CAP’s regulation of our laboratory activities, as well as state licensure laws and regulations;

•
FDA laws and regulations that apply to medical devices such as our companion diagnostics and other IVDs as well as LDTs, following the July 2024 effective date of the agency’s LDT final rule;
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

Various federal and state laws, such as the Sunshine Act and state gift bans, that apply to medical device manufacturers could extend to our clinical reference laboratory now that FDA will actively regulate LDTs as medical devices pursuant to the 2024 final rule, and clinical laboratories offering and furnishing LDTs are considered to be device manufacturers as a result. We have begun the process of evaluating whether and to what extent those kinds of medical device-specific state requirements may be applicable to our operations.

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

The FDA may disagree with our assessment that our SomaLogicTM test products and any other clinical diagnostic tests we may develop are LDTs eligible for FDA enforcement discretion and determine that such test products are fully subject to active compliance enforcement under the FDCA and FDA regulations.

The FDA regulates any diagnostic test that meets the definition of a medical device, except under specific, narrow circumstances. The FDCA defines a medical device as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is , among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an IVD as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.” Therefore, the FDA generally considers diagnostic testing products to be IVDs subject to the agency’s regulatory requirements for IVDs. Historically, the FDA had generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs, which are IVDs that are designed, manufactured, and used within a single high-complexity CLIA-certified laboratory. We believe that our SomaLogicTM test products intended for clinical diagnostic use are LDTs.

If the FDA were to disagree with our conclusion that our SomaLogicTM test products for clinical diagnostic use fall within the scope of the agency’s LDT definition and determines that such tests are thus subject to FDA’s medical device authorities and implementing regulations, we would become immediately subject to extensive regulatory requirements and may be required to stop selling our existing tests or refrain from launching any other tests we may develop. In particular, the FDA may require us to obtain marketing authorization for each of our SomaLogicTM tests in order for us to commercialize them for clinical diagnostic use. The premarket review process for diagnostic testing products can be lengthy, expensive, time-consuming, and unpredictable. As part of the process to prepare regulatory submissions for FDA review, we may be required to conduct formal clinical trials before applying for commercial marketing authorization. Performing additional, new nonclinical studies or clinical trials in order to obtain product approval from the FDA, if any were to become necessary, would take a significant amount of time and would substantially delay our ability to commercialize our SomaLogicTM tests intended for clinical diagnostic use, all of which would adversely impact our business.

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

Planned changes in the way that the FDA regulates tests performed by laboratories like ours will result in delay or additional expense in offering our tests and tests that we may develop in the future.

We currently market our SomaLogicTM tests intended for clinical diagnostic use as LDTs and may in the future market other diagnostic tests as LDTs. Historically, the FDA had exercised enforcement discretion with respect to most LDTs and generally had not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulations, premarket clearance or approval, and post-market controls). However, in May 2024, the FDA issued a final rule to regulate LDTs under the current medical device framework and phasing out its existing enforcement discretion policy for this category of diagnostic tests over several years. The effective date of the agency’s final rule was July 5, 2024. The agency’s final rule provides that the LDT enforcement policy phase-out process will occur in gradual stages over a total period of four years, with premarket approval applications for high-risk tests to be submitted by the 3.5-year mark. Moderate-risk and low-risks tests are expected to be in compliance at the four-year mark, although FDA has stated that if premarket submissions are pending review it will continue to exercise enforcement discretion with respect to those tests.

The FDA’s final rule is complex and, concurrently, the agency announced several exceptions from the requirement to comply with full medical device regulatory controls, depending upon the specific nature of the LDT and the clinical laboratory that is offering such LDT for use by health care providers. Of potential relevance is the agency’s position on LDTs that were marketed prior to the official publication date of the final rule. Such “currently marketed” tests are subject to many of the device regulatory controls but are exempted from the premarket review and FDA authorization requirements (unless or until significant modifications are made to such “currently marketed” tests). Similarly, FDA has created a partial enforcement discretion policy for tests approved by the New York State Clinical Laboratory Evaluation Program whereby such tests also do not need to undergo FDA premarket review but must come into compliance with all other device general controls in a stagged fashion between 2025 and 2027. We have begun the process of evaluating the final rule’s potential impact on our SomaLogicTM tests, as well as our operations and business more generally.

On May 29, 2024, the American Clinical Laboratory Association (the "ACLA") and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the Association for Molecular Pathology ("AMP") on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action pending in the Eastern District of Texas. Briefing is ongoing in the consolidated case, and the outcome of such litigation is uncertain. The litigation could potentially affect FDA’s plans to implement these new LDT requirements, making the potential implementation timeline somewhat uncertain, although no preliminary injunction has been issued to date. Accordingly, the agency has continued its implementation efforts by actively providing guidance and training to clinical laboratories on how to comply with medical device general controls.

Affected stakeholders also continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS, instead of implementation of the FDA’s final rule, which may be disruptive to the industry and to patient access to certain diagnostic tests. However, this FDA rulemaking was initiated after years of failed congressional attempts to harmonize the regulatory paradigms applicable to LDTs and other IVDs, making it unclear whether any legislative efforts would be successful going forward.

If FDA prevails in the Texas litigation and is able to fully implement the multi-year phase-in plan for the LDT final rule or Congress enacts comprehensive legislation to regulate in vitro diagnostics that moots the need for the LDT final rule, it could have a materially adverse impact on our results of operations. Failure to comply with any applicable FDA requirements could trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, mass layoffs, or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent our products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities during that period. In early 2025, following the inauguration of President Trump, the Trump Administration began terminating federal government employees, including at the FDA. The impact of mass layoffs at the agency and other governmental offices with which we interact is unclear at this time. However, it is expected that with a proposed reduction in staff of up to 50%, the FDA in the future may be unlikely to meet its application review goals or to continue to be available for timely interactions with medical product developers. It is currently unclear how the U.S. biotechnology industry will be affected by the Trump Administration’s major changes to the FDA and the federal government as a whole.

Separately, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the agency has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new infectious disease outbreaks may lead to future inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to emerging infectious disease outbreaks, epidemics, or pandemics. If a prolonged government shutdown or slowdown occurs, or if global health concerns similar to COVID-19 prevent the FDA or other regulatory agencies from conducting their regular inspections, review, or other regulatory activities, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are currently limited to RUO with respect to many of the materials and components used in our consumable products including our assays.

We sell our instruments and consumable products, and certain of our assays, with express restrictions that they be used for RUO applications. The sale of our RUO products for any clinical or diagnostic purposes may require that we obtain regulatory clearance or approval to market the products for such purposes and also that we acquire certain materials and components used in the products from suppliers without an RUO restriction. There can be no assurance that we would be able to acquire these materials and components for use in diagnostic products on acceptable terms, if at all, if we are required to do so. If we are unable to do so, we would not be able to expand our instrument, consumable and assay product offerings beyond RUO, and our business and prospects would suffer.

The RUO/IUO Labeling Guidance, emphasizes that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. It further states that merely including a labeling statement that a product is intended for RUO will not necessarily render the device exempt from the FDA’s premarket authorization or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends for its product to be offered for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. If the FDA were to determine that our RUO products were intended for use in clinical investigation, diagnosis or treatment decisions, or that express or implied clinical or diagnostic claims were made for our RUO products, those products could be considered misbranded or adulterated under the FDCA. If the FDA determines that our RUO products are being marketed for clinical diagnostic use without the required regulatory approval or clearance, we may be required to cease marketing our products as planned, recall the products from customers, revise our marketing plans, and/or suspend or delay the commercialization of our products until we obtain the required authorization. We also may be subject to a range of enforcement actions by the FDA, including warning or untitled letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity. For instance, some of our customers may, on their own initiative, use our RUO-labeled products in the development of their own LDTs or in other FDA-regulated products for clinical diagnostic use and may request our assistance in developing such uses or validating the instrument, consumable or assay for diagnostic use. If we provide such services or advice, FDA could determine that we intend such instruments, consumables, or assays for clinical or diagnostic uses in contradiction of the RUO labeling and require us to recall the products, prepare and submit applications for marketing authorization for the clinical or diagnostic uses or initiate enforcement actions against us. Any of these developments may adversely affect our business and financial condition.

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

Our RUO products are focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as RUO, and are not intended for diagnostic use. While our marketing for our RUO products is focused on the life sciences research market, we may decide to expand our product line to encompass products that are intended to be used for the diagnosis of disease or other medical purposes. Laboratory instruments, consumables and assays intended for clinical or diagnostic purposes are subject to regulation as medical devices by the FDA and comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain 510(k) clearance or approval of a PMA from the agency in order to sell our products in a manner consistent with applicable U.S. laws and regulations. Such regulatory authorization processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization for our products; and failure by us to obtain or comply with such authorizations could have an adverse effect on our business, financial condition or operating results. Even if we obtain premarket approval clearance, where required, such authorization may not be for the use or uses we believe are commercially attractive and/or are critical to the commercial success of our products. As a result, being subject to the FDA’s premarket review and/or post-market control requirements for our products could materially and adversely affect our business, financial condition and results of operations.

If we are required to obtain premarket approval or clearance for our instruments, consumables or assay products, we and they would be subject to a substantial number of additional requirements applicable to medical devices and their manufacturers, including establishment registration; device listing; the Quality System Regulation which covers the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities); device labeling; advertising and promotion; recordkeeping; post-market surveillance; post-market studies; adverse event reporting; and device corrections, removals and recalls. One or more of our current or future products may also require clinical trials in order to generate the data required for approval of a PMA. Complying with these requirements may be time-consuming and expensive. We may be required to expend significant resources to ensure ongoing compliance with applicable regulations and implement satisfactory corrective or preventive actions in response to quality issues or enforcement action, which may have a material adverse effect on our ability to design, develop and commercialize products using our technology as planned. Failure to comply with these requirements may subject us to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorizations, as well as significant adverse publicity. If we or our collaborators fail to obtain, or experience significant delays in obtaining, regulatory approvals for our products, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

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

Numerous federal, state and foreign laws and regulations, including HIPAA and the HITECH Act in the United States, govern the collection, dissemination, disclosure, security, use and confidentiality of individually identifiable health information and, in many cases, other personal information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of PHI within our company and with respect to third parties. The privacy, security and breach notification rules promulgated under HIPAA, as amended by the HITECH Act, Standards for Privacy of Individually Identifiable Health Information (Privacy Standards) and the Security Standards for the Protection of Electronic Protected Health Information (Security Standards) under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by Covered Entities and their Business Associates. HIPAA requires Covered Entities to develop and maintain policies and procedures with respect to individually identifiable health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect the privacy and security of such information. HIPAA also requires us to provide individuals with certain rights with respect to their PHI. Business Associates must have a written Business Associate contracts or other arrangements with a Covered Entity that establishes specifically what the Business Associate has been engaged to do and obligates the Business Associate to comply with HIPAA requirements. Further, in the event of a breach of unsecured PHI we must notify each individual whose PHI is breached as well as federal regulators and, in some cases, must publicize the breach in local or national media.

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

Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may apply more broadly or be more stringent than HIPAA. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA went into effect in California amending the CCPA and may increase our compliance costs and potential liability, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and adds opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Washington state recently passed the “My Health My Data” Act, which broadly regulates “consumer health data” and creates a private right of action allowing individuals to sue directly for alleged violations and is expected to increase related litigation. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws (for example, the My Health, My Data Act, the Colorado Privacy Act and other similar laws that recently went into effect in other states, such as Utah, Virginia, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas), any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to countries outside of the EEA that have not been found to provide adequate protection to such personal data. In 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU. In July 2023, however, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards addressing the reasons behind the Court of Justice of the EU’s invalidation of the original Privacy Shield. The European Commission will continually review developments in the United States along with its adequacy decision. However, future actions of EU data protection authorities are difficult to predict.

Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR. which sits alongside the amended U.K. Data Protection Act 2018, which implements certain derogations in the EU GDPR into United Kingdom law. The U.K. GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of annual global turnover. In June of 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom. The U.K. Parliament is currently considering the Data Protection and Digital Information Bill to harmonize the 2018 Data Protection Act, U.K. GDPR, and the Privacy and Electronic Communications Regulations under one legislative framework.

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

During the years ended December 31, 2024, 2023, and 2022, approximately 48%, 59%, and 58%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit), the Russian invasion of Ukraine or the conflict in the Middle East;
•
business interruptions and travel restrictions resulting from global sociopolitical events, including war and terrorism, public health crises and pandemics, and natural disasters including earthquakes, typhoons, floods and fires;
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

In addition, political instability, civil unrest, the deterioration of the political situation in a country in which we have significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which we have significant operations, could adversely affect our business, financial condition, and results of operations. For example, a change in trade status between the United States and a foreign country could result in a substantial increase in the import duty applicable to products manufactured in that foreign country and imported into the United States. The imposition of substantial tariffs by the United States on imports from various countries, including China, Canada, and Mexico, and the possible countermeasures by these countries could increase costs, disrupt the global supply chain, and create additional operational challenges. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on our business, financial condition, and results of operations.

Our business is subject to a variety of new U.S. and foreign export controls and economic sanctions regulations that were issued in response to Russia’s invasion of Ukraine and the conflict in the Middle East; our failure to comply with these laws and regulations could harm our business.

Due to recent regulations, U.S. companies can no longer provide or receive services or conduct any business with, including selling, shipping, or otherwise transferring any U.S.-controlled products to, the Donetsk People’s Republic and Luhansk People’s Republic regions of Ukraine. Additionally, existing U.S. sanctions continue to extend these prohibitions to the Crimea region of Ukraine. Our business is also subject to the expansion of previously existing sanctions imposed by the Treasury Department’s Office of Foreign Assets Controls that now cover a significant number of individuals and entities located in Russia, Belarus, and surrounding regions as well as new U.S. export controls imposed by the U.S. Department of Commerce’s Export Administration Regulations on exports to Russia. These laws and regulations cover U.S. persons as well as U.S.-controlled products, software, and technologies wherever located. Failure to comply with U.S. and foreign export control and economic sanctions laws and regulations can result in criminal sanctions, civil fines, debarment from government contracting, the loss of export privileges, and, in some cases, imprisonment.

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

Adverse economic conditions in the U.S. and international markets, including any worldwide economic disruption related to another or worsening global pandemic or a recession, could negatively impact our revenues and results of operations. The global credit and financial markets continue to experience volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and tariffs, and uncertainty about economic stability. Geopolitical events including a potential recession, the Russian invasion of Ukraine, the conflict in the Middle East, including any resulting adoption and expansion of trade restrictions by the United States, Israel, Russia, and/or China, and Brexit have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.

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
•
the effectiveness of our efficiency, cost-savings and other strategic initiatives (including those contemplated by our previously announced restructuring plans);
•
the impact of any natural disasters or public health crises and pandemics;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire, license or otherwise invest in businesses, products, and technologies.

To the extent we incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. In recent years, there has been significant volatility in the global capital markets, increasing the cost of—and adversely impacting access to—capital. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be re-evaluated frequently. We currently outsource the internal audit function. We have hired and may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to establish an internal audit function. If we fail to maintain the effectiveness of our internal controls or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

Although we determined that our internal controls over financing reporting were effective as of December 31, 2024, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective.

We may not realize the value of our goodwill or other intangible assets, which would be reflected in an impairment charge.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements. As of December 31, 2024, we had approximately $135.8 million of goodwill and net intangible assets, including approximately $113.2 million of goodwill and $22.6 million of net intangible assets. These assets represent a significant portion of the assets recorded on our consolidated balance sheet. In addition, if in the future we acquire additional businesses, technologies, or other intangible assets, a substantial portion of the value of such assets may be recorded as goodwill or intangible assets.

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

In determining the fair value of our two operating segments, significant assumptions including forecasted cash flows (revenue growth rates), discount rates, earnings multiples and an implied control premium are utilized. As these assumptions are inherently judgmental and subject to uncertainty, future impairments that cannot be reasonably estimated, but could be material, may occur. We performed our annual goodwill assessment in the fourth quarter of 2024 and concluded that we did not have goodwill impairment.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.

Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), imposes an annual limitation on the amount of taxable income that may be offset by net operating loss carryforwards ("NOLs") if a corporation experiences an “ownership change.” As provided in Section 382 of the Code, an “ownership change” occurs when a company’s “five-percent shareholders” collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Various states also have limitations on the use of state NOLs following an ownership change.

Future changes in our stock ownership, some of which are outside our control, could result in an ownership change under Section 382 of the Code. In 2022 and 2024, we experienced ownership changes, which substantially limited our ability to use our NOLs. There is no assurance that we will be able to fully utilize our future NOLs or other tax benefits, which could adversely impact our results of operations.

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

We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including our core IFC, multi-layer soft lithography, and mass cytometry technologies. In some cases, we do not control the prosecution, maintenance, or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. Additionally, our business and product development plans anticipate and may substantially depend on future in-license agreements with additional third parties, some of which are currently in the early discussion phase. For example, our Canadian subsidiary ("SB Canada") was party to an interim license agreement, now expired, under which the licensor granted SB Canada a worldwide, non-exclusive, RUO, royalty bearing license to certain cytometric reagents, instruments, and other products. While we were able to secure a license under a new license agreement with the licensor, we cannot provide assurances that we will always be able to obtain suitable license rights to technologies or intellectual property of other third parties on acceptable terms, if at all.

In December 2021, SomaLogic entered into the Collaboration Agreement with Illumina to develop co-branded, distributable NGS-based proteomic products. As part of the Collaboration Agreement, Illumina will develop and deploy NGS-based protein identification and measurement tools into laboratories worldwide, and facilitate the development and use of high-plex protein pattern recognition tests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Standard BioTools regularly assesses risks from cybersecurity threats; monitors our information systems for potential vulnerabilities; and tests those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to protect against cyber security incidents, as well as to identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. As part of this program, we conduct periodic assessments of our assets to evaluate the effectiveness of applicable security controls. These assessments are informed by industry standard frameworks (NIST, ISO) and include a review of our information security controls, policies and procedures to assess cybersecurity maturity against industry standards. In accordance with our IT Risk Management Program, we actively identify and assess risks based on the probability and potential impact to key business systems and processes. All risks identified are assessed to identify the range of possible outcomes and risks are prioritized by their level of importance. Each risk is assigned to a risk owner who will track, monitor, and report on the status with a risk response aligned to the probability and impact of occurrence. Risks that are considered high are incorporated into our corporate risk management program overseen by the Audit Committee of our Board of Directors (the "Audit Committee") and our Board of Directors.

All employees receive cybersecurity training upon hire with at least annual training thereafter with job-specific topic considerations. Our Information Security team, consisting of the VP of Information Technology, Sr. Manager of Network Security and IT Security Manager, among others, engage third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring for cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems through testing and threat intelligence awareness. The employees within our Information Security team and broader IT team who specialize in cybersecurity operations are responsible for coordinating and overseeing the activities of these third-party vendors.

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

In early 2024, Standard BioTools completed a merger with SomaLogic. Critical to integration activities has been a wholesale review of policies, procedures and tools relevant to the combined cybersecurity environment with the objective of deploying and maintaining those which serve to reinforce our security presence to the greatest extent. While these activities continue, it has been noted that the SomaLogic organization takes a comparable, if not more stringent, approach to their cyber and information security posture inclusive of their ongoing ISO27001 compliance certification.

Governance

While our management team is responsible for the day-to-day management of the risks Standard BioTools faces, our Board of Directors has the responsibility to oversee management’s processes for identifying, monitoring, and addressing enterprise risks, evaluate and discuss with management its assessments of matters relating to enterprise risks, and oversee and monitor management’s plans to address such risks. The Board of Directors takes an enterprise-wide approach to risk management designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance, and to enhance stockholder value. In order to understand the most significant risks faced by the Company and the steps being taken to manage those risks, Standard BioTools conducts quarterly enterprise risk management assessments, facilitated by the Company’s executive leadership team in collaboration with the internal audit function, which are presented by management at each quarterly Board of Directors meeting. The Board of Directors’ review of our business is an integral aspect of its assessment of management’s tolerance for risk and its determination as to the appropriate level of risk for our Company.

Although the Board of Directors has determined that enterprise risk management should be the responsibility of the Board of Directors as a whole, it has delegated responsibility to oversee specific areas of risk management to its committees. Our Audit Committee oversees and reviews the Company’s cybersecurity, data privacy, and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and respond to data breaches. At periodic meetings of the Board of Directors and its committees and in other meetings and discussions, management reports to the Board of Directors and its committees with respect to the most significant risks that could affect our business, including cybersecurity-related risks. Our Audit Committee also receives prompt and timely information regarding any cybersecurity incident to meet reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes are led by our Chief Financial Officer and our Vice President of Information Technology. Our Vice President of Information Technology has over 19 years of work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and has carried relevant degrees and certifications, including Certified Information Systems Auditor. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters, on an at least annual basis. Should a material breach be identified, as defined by the Board of Directors and the executive team, these management team members will notify the executive team and the Board of Directors and draft the required disclosure.

ITEM 2. PROPERTIES

We lease approximately 78,000 square feet of office and laboratory space at our headquarters in South San Francisco, California under a 10-year operating lease that commenced in March 2020. In Singapore, we lease approximately 45,000 square feet of office, laboratory and manufacturing space that expires in June 2027. In Ontario, Canada, we lease a 9,000 square foot property that expires in February 2025, a 44,500 square feet property that that expires in March 2026 and a 19,000 square feet property that expires in March 2027. In Boulder, Colorado we lease approximately 60,000 square feet of office, manufacturing and laboratory space that expires in February 2026. As of December 31, 2024, we also lease office space in Japan, China, and France under arrangements that expire through November 2026.

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

We believe that all of our leased properties are in good condition and are adequate and suitable to use for their intended purpose, and that suitable additional space would be available on commercially reasonable terms if required. All leased properties are used to support our proteomics and genomics segments. Refer to Note 8 of our consolidated financial statements for additional information about leased properties in this Annual Report.

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

On June 4, 2024, the Company received a demand pursuant to Section 220 of the Delaware General Corporation Law from a stockholder to inspect the Company’s books and records relating to the prior conversion of the Company's Series B preferred stock. The Company has responded to the demand and has produced documents.

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

We had 252 stockholders of record as of March 6, 2025; however, because many of our outstanding shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.

We have never declared or paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Sales of Unregistered Securities

We entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement"), dated as of November 21, 2024, by and between the Company, Sengenics, Sonic UK Bidco Limited, each of the beneficial owners set forth therein, and Summa Equity Fund II (No. 1) AB (Summa No. 1), in its capacity as the representative and agent of Summa Equity Fund II (No. 2) AB (Summa No. 2) and Summa Equity Fund II (No. 3) AB (Summa No. 3, and collectively with Summa No. 1 and Summa No. 2, the "Summa Funds"), pursuant to which we issued 3,627,959 shares of our common stock to the Summa Funds as partial consideration for the purchase of 100% equity interests in Sengenics. The fair value of our common stock was based on a per share price of $1.62 (the opening price of our common stock on the Nasdaq Global Select Market on November 21, 2024). All shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as we did not engage in any general solicitation or advertising. Each of the Summa Funds acquiring the foregoing shares was an accredited investor (as defined in Rule 501(a) of Regulation D) and Summa No. 1, as the representative and agent of the Summa Funds, confirmed the foregoing and acknowledged, in writing, by signing the Acquisition Agreement that the shares must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these shares, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Issuer Purchases of Equity Securities

On February 6, 2024, our Board of Directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. For the year ended December 31, 2024, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program.

The following table provides information with respect to the shares of common stock repurchased by us during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1-31, 2024	—	$—	—	$14.0 million
November 1-30, 2024	—	$—	—	$14.0 million
December 1-31, 2024	—	$—	—	$14.0 million

1 Average price paid per share includes related expenses.

Stock Performance Graphs

The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, the Nasdaq 100 Index, and the Nasdaq Biotechnology Index for the five years ended December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in our common stock and in each of the S&P 500 Index, the Nasdaq 100 Index, and the Nasdaq Biotechnology Index. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Standard BioTools, Inc., the S&P 500 Index, the Nasdaq Biotechnology Index, and the Nasdaq 100 Index
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
Standard BioTools
S&P 500
Nasdaq Biotechnology Index
Nasdaq 100

This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools. This MD&A is provided as a supplement to, and should be read together with, our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 1, 2024. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other income and expenses, unit sales and the selling prices of our products, business strategies and strategic priorities, changes in commercial and strategic focus, restructuring plan, reduction-in-force and real estate footprint reduction plans, microfluidics research and development and marketing investment reduction plans, other cost reduction initiatives, portfolio rationalization initiatives, operating discipline improvement plans, implementation of Standard BioTools Business Systems, expected costs and cost savings associated with such plans and initiatives, future product offerings, financing plans, capital allocation plans, expansion of our business, merger and acquisition opportunities, competitive position, industry environment, potential growth opportunities and drivers, market growth expectations, the effects of competition and public health crises on our business, the global supply chain, and our customers, suppliers and other business partners, and our expectations with respect to the anticipated financial impact and potential benefits to us related to our M&A activity, and integration of the businesses. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Overview

At Standard BioTools, Inc., we are committed to setting the new standard in the life science tools industry through strategic consolidation, best-in-class operations and a world class management team. Our established portfolio includes essential, standardized next-generation solutions designed to help biomedical researchers develop better therapeutics faster. We offer a diverse range of instrumentation, consumables, and services that generate high-quality data across early discovery, translational and clinical research. With advanced technologies in proteomics and genomics, we empower scientists to gain deeper biological insights, accelerate discoveries, and drive improved health outcomes across diverse therapeutic areas including immunology, oncology, neuroscience, cardiometabolic diseases and more.

We have built a solid foundation supporting a differentiated portfolio of life science tools, offering broad multi-omic capabilities that drive innovation and accelerate the pace of drug development. Our solutions are designed to unlock complex biological information across plasma, single-cell and spatial proteomics, as well as genomic analyses, enabling researchers to explore disease mechanisms with unprecedented depth and precision. By integrating our advanced platforms – SomaScan™, CyTOF™, Hyperion™, and Biomark™ – we empower scientists to generate high-content data across therapeutic areas, from immuno-oncology to neurology and infectious diseases. Each system is engineered to extract meaningful molecular signatures, providing researchers with the tools they need to decode intricate biological networks. Together, these technologies accelerate discovery, offering a comprehensive approach to understanding the complexities of health and disease.

Recent Developments

Merger

On January 5, 2024, we completed the Merger with SomaLogic. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of SomaLogic Common Stock converted into the right to receive 1.11 shares of our common stock.

In addition, as of the Effective Time, we assumed each SomaLogic stock incentive plan, outstanding option to purchase shares of SomaLogic Common Stock and outstanding restricted stock units, whether vested or unvested. Further, as of the Effective Time, each SomaLogic warrant was treated in accordance with its terms.

Reductions in Headcount

Following the Merger, we performed a strategic review of the combined business and carried out a workforce reduction plan (the "Strategic Reorganization") to reduce operating costs and focus on long-term growth opportunities. Under the Strategic Reorganization, we reduced our workforce by over 10% of our total workforce, with the majority of these employees separating by July 2024. Additionally, we reduced the real estate footprint of the combined company by exiting a lease that was assumed in the Merger. We continue to realize cost savings and positive cash flow impacts from previous strategic initiatives to improve operating discipline.

Acquisition of Sengenics Corporation

On November 21, 2024, we completed the acquisition of Sengenics, a functional proteomics company focused on the detection of autoantibody biomarkers and protein interactions. The acquisition of Sengenics enabled us to add the KREX™ precision antibody profiling services and kits to our SomaScan™ suite of solutions. This expanded offering strengthens Standard BioTools' proteomics portfolio, particularly in biopharma and translational research, by combining the proprietary immunoproteomic technology with our market-leading SomaScan™ platform. Available as an end-to-end lab service or kit, the KREX™ technology empowers pharmaceutical companies and leading research institutions to enhance disease understanding and accelerate biomarker discovery.

Factors Affecting Our Performance

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

•
Continued adoption of our services and products:
o
We have a well-established base of marquee customer and KOL relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers.
o
We continue to focus on growth in instrument placements, including the SomaScan® Authorized Sites program, which we expect to drive future growth in sales of consumables, SomaScan® assay kits, and field services.
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
•
Ability to lower operating costs:

o
As we integrate with SomaLogic, we continue to focus on improving operating discipline through implementation of lean SBS principles to build more efficient operations and reduce costs.
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
o
We added the KREX™ precision antibody profiling services and kits to its SomaScan™ suite of solutions, enabling the detection of autoantibody biomarkers and protein interactions for basic, translational and clinical research.
o
To maintain our competitive advantage in the proteomics market, we plan to increase the number of protein reagents for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents.
o
We continue to expand our proteomics database and artificial intelligence and machine learning analytics to drive value and market opportunities.

Financial Operations Overview

Revenue

We generate our revenue from the sale of products and services. We also derive revenue from collaborative arrangements, license agreements, grants, and royalties. Customers include top biopharmaceutical companies and leading academic research universities.

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

Cost of Revenue

Cost of product revenue

Cost of product revenue consists primarily of raw materials, equipment and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. In addition, cost of product revenue includes amortization of developed technology, royalty costs for licensed technologies included in our products, warranty costs, provisions for excess and obsolete inventory, and stock-based compensation expense, and shipping and handling costs. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the consolidated statements of operations. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

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

Cost of collaboration and other revenue

Cost of collaboration and other revenue consists primarily of personnel-related costs and other direct costs related to collaboration and other revenue.

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

Selling, General, and Administrative ("SG&A")

SG&A expenses consist primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management teams, as well as professional services, including legal and accounting services.

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

Bargain Purchase Gain

Bargain purchase gain represents the excess of fair value of the assets acquired and liabilities assumed over the fair value of the consideration transferred in connection with the Merger. We determined that the bargain purchase gain was primarily attributable to a rapid decline in our stock price in the days following the announcement of the Merger, which persisted through the closing of the Merger.

Results of Operations

The following table presents our consolidated statements of operations and as a percentage of total revenue for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024		2023
Revenue	$174,432	100%	$106,340	100%
Cost of revenue:
Cost of product revenue	47,729	27%	44,942	42%
Cost of service and other revenue	42,265	24%	10,948	11%
Cost of collaboration and other revenue	176	0%	—	—%
Total cost of revenue	90,170	52%	55,890	53%
Gross profit	84,262	48%	50,450	47%
Operating expenses:
Research and development	62,411	36%	25,948	24%
Selling, general and administrative	156,608	90%	87,541	82%
Restructuring and related charges	12,500	7%	7,076	7%
Transaction and integration expenses	27,979	16%	6,485	6%
Total operating expenses	259,498	149%	127,050	119%
Loss from operations	(175,236)	(100)%	(76,600)	(72)%
Bargain purchase gain	25,213	14%	—	—%
Interest income, net	16,883	10%	1,005	1%
Other income (expense), net	(5,172)	(3)%	1,391	1%
Loss before income taxes	(138,312)	(79)%	(74,204)	(70)%
Income tax expense	(573)	(0)%	(452)	—%
Net loss	$(138,885)	(80)%	$(74,656)	(70)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Year Ended December 31,				Year-over-
	2024		2023		Year Change
Product revenue:
Instruments	$28,504	16%	$37,459	36%	(24)%
Consumables	60,064	34%	41,739	39%	44%
Total product revenue	88,568	50%	79,198	75%	12%
Service revenue:
Lab services	56,484	33%	706	—%	NM
Field services	24,649	14%	25,274	24%	(2)%
Total service revenue	81,133	47%	25,980	24%	212%
Product and service revenue	169,701	97%	105,178	99%	61%
Collaboration and other revenue	4,731	3%	1,162	1%	307%
Total revenue	$174,432	100%	$106,340	100%	64%

Total revenue grew 64% to $174.4 million for the year ended December 31, 2024, compared to 2023. Due to the acquisition of SomaLogic, revenue increased by $82.3 million for the year ended December 31, 2024 compared to 2023. The increase was offset by a decrease of $14.2 million in revenues from our legacy business for the year ended December 31, 2024, compared to 2023. The decrease in revenues from our legacy business was primarily driven by industry-wide capital spending constraints.

Revenue by segment and as a percentage of total revenue were as follows ($ in thousands):

	Year Ended December 31,				Year-over-
	2024		2023		Year Change
Proteomics revenue	$135,789	78%	$63,883	60%	113%
Genomics revenue	38,643	22%	42,457	40%	(9)%
Total revenue	$174,432	100%	$106,340	100%	64%

Total proteomics revenue grew 113% to $135.8 million for the year ended December 31, 2024, compared to 2023. Our growth in proteomics was primarily driven by the impact of the Merger, which expanded our proteomics capabilities, products and services.

Total genomics revenue decreased 9% to $38.6 million for the year ended December 31, 2024, compared to 2023. The continued decline in the genomics segment was anticipated and is a driver of our continued focus on growing the OEM business and managing this segment to potentially sustainable positive contribution margin in the near-term.

Cost of Revenue

Product and service cost, gross profit, and gross margin were as follows ($ in thousands):

	Year Ended December 31,		Year-over-
	2024	2023	Year Change
Cost of product revenue	$47,729	$44,942	6%
Cost of service revenue	42,265	10,948	286%
Cost of collaboration and other revenue	176	—	N/A
Total cost of revenue	$90,170	$55,890	61%
Gross profit	$84,262	$50,450	67%
Gross margin	48.3%	47.4%	0.9%

Gross profit increased by $33.8 million, or 67%, for the year ended December 31, 2024, compared to 2023. The increases in gross profit was primarily attributable to the impact of the Merger, which resulted in increased revenue.

Gross profit by segment was as follows ($ in thousands):

	Year Ended December 31,		Year-over-
	2024	2023	Year Change
Proteomics gross profit	$61,797	$26,239	136%
Genomics gross profit	22,465	24,211	(7)%
Total gross profit	$84,262	$50,450	67%

Gross profit in the proteomics business increased by 136% to $61.8 million for the year ended December 31, 2024, compared to 2023. The increase was primarily driven by the impact of the Merger, which expanded our proteomics capabilities, products and services. Genomics gross profit decreased by 7% to $22.5 million for the year ended December 31, 2024, compared to 2023. The year over year decrease was primarily attributable to decreased revenues in the genomics segment.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Year Ended December 31,		Year-over-
	2024	2023	Year Change
Research and development	$62,411	$25,948	141%
Selling, general and administrative	156,608	87,541	79%
Restructuring and related charges	12,500	7,076	77%
Transaction and integration expenses	27,979	6,485	331%
Total operating expenses	$259,498	$127,050	104%

Research and Development

R&D expense increased by $36.5 million, or 141%, for the year ended December 31, 2024, compared to 2023. The increase was primarily due to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock-based compensation expense due to the expanded global workforce headcount.

Selling, General and Administrative

SG&A expense increased by $69.1 million, or 79%, for the year ended December 31, 2024, compared to 2023. The increase was primarily attributable to the impact of the Merger in the first quarter of 2024, which included increased salaries and benefits expense and stock-based compensation expense due to the expanded global workforce headcount.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Year Ended December 31,		Year-over-
	2024	2023	Year Change
Severance and other termination benefits	$8,988	$2,379	278%
Facilities and other	3,512	4,697	(25)%
Total restructuring and related charges	$12,500	$7,076	77%

Restructuring and related charges increased by $5.4 million for the year ended December 31, 2024, compared to 2023, due to increased severance costs resulting from the Strategic Reorganization following the Merger.

Transaction and Integration Expenses

Transaction and integration expenses increased by $21.5 million for the year ended December 31, 2024, compared to 2023. The increase was primarily due to legal, advisory, accounting costs, and integration expenses incurred in connection with the Merger in the first quarter of 2024, and the acquisition of Sengenics in the fourth quarter of 2024. We expect to incur additional integration costs in the future.

Bargain Purchase Gain

Bargain purchase gain increased by $25.2 million for the year ended December 31, 2024, compared to 2023. The increase was due to the consummation of the Merger in January 2024, which resulted in the fair value of assets acquired and liabilities assumed from the Merger exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger Agreement.

Interest Income, net

The increase in interest income, net of $15.9 million for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to the interest earned on increased balances of money market funds and short-term investments, as well as a decrease in interest expense due to repayment of our term loan in March 2024. Money market funds balances and short-term investments increased as a result of the Merger.

Income Tax Benefit (Expense)

We recorded income tax expense of $0.6 million for the year ended December 31, 2024, and an income tax expense of $0.5 million for the year ended December 31, 2023. The increase in our tax provision reflects the effect of our foreign operations, which reported higher pre-tax income in the year ended December 31, 2024 compared to 2023.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1.2 billion as of December 31, 2024. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and issuance of preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D and capital expenditures; and costs and timing of acquiring other businesses, assets or technologies.

We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this Annual Report.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $292.9 million at December 31, 2024 and $114.9 million at December 31, 2023. Our working capital was $310.0 million at December 31, 2024.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital primarily include debt and operating leases. Our operating lease arrangements require cash repayment and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. On March 4, 2024, we fully repaid all outstanding indebtedness owed pursuant to the $10.0 million term loan facility (the "Term Loan Facility") and terminated the agreement. On December 1, 2024, we fully repaid all outstanding indebtedness owed pursuant to the 2019 Senior Convertible Notes in the aggregate principal amount of $55.0 million (the "2019 Notes").

A summary of our significant future capital requirements include:

Purchase Obligations and Commitments

Purchase obligations consist of contractual and legally binding commitments to purchase goods and services. Our purchase obligations with suppliers specify all significant terms, including fixed, minimum or variable price provisions, and the approximate timing of the transaction. The majority of our contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

In connection with the Merger, we assumed a purchase commitment of $6.9 million to a contract manufacturer. Under the contract manufacturing agreement, we are required to spend $2.3 million per year for three years. We entered into a similar agreement with a separate contract manufacturing organization in 2024, under which we are required to make annual purchases of $1.0 million for two years, resulting in a purchase obligation of $2.0 million.

We have additional obligations beyond the purchase of goods and services, including the following:

•
Convertible Notes. The aggregate net carrying value of the 2014 Senior Convertible Notes (the "2014 Notes") was $0.3 million at December 31, 2024, of which none is due and payable in 2025. In addition, holders may require the Company to repurchase all or a portion of their outstanding 2014 Notes on February 6, 2029, at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2024, one holder of the 2014 Notes exercised their repurchase right available at such time, and we repurchased an immaterial amount of principal and accrued interest. Refer to Note 7 of the consolidated financial statements for additional information. The 2019 Notes matured on December 1, 2024 and all outstanding principal and accrued interest was fully repaid.
•
Leases. Future payments for operating lease obligations (net of sublease income) at December 31, 2024 totaled $34.2 million, of which $6.8 million is expected to be paid in 2025. Refer to Note 8 of the consolidated financial statements for additional information.
•
Additional information on our obligations under license and patent agreements, and indemnification agreements entered into in the ordinary course of business is provided in Note 9 to the consolidated financial statements .

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

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Year Ended December 31,
	2024	2023
Cash flow summary:
Net cash used in operating activities	$(143,454)	$(43,287)
Net cash provided by investing activities	363,174	20,237
Net cash used in financing activities	(102,616)	(6,809)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(785)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	$116,319	$(29,825)

We derive cash flows from operations primarily by collecting amounts due from sales of our products and services, and fees earned under our product development and license agreements. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we have expanded our business and built our infrastructure, both domestically and internationally.

In the year ended December 31, 2024, we used $92.9 million of net proceeds from the sales and maturities of short-term investments to help fund $143.5 million of net cash used in operating activities, $63.2 million of repayments of the Term Loan Facility and 2014 Notes and $40.5 million of common stock repurchases.

In the year ended December 31, 2023, we used $23.1 million of net proceeds from the sales and maturities of short-term investments to help fund $43.3 million of net cash used in operating activities, $5.4 million of common stock repurchases and $2.1 million of Term Loan Facility repayments.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 increased by $100.2 million, compared to the same period in 2023. The increase is driven by the Merger, which resulted in increased global operating costs and operating losses.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $363.2 million, compared to $20.2 million for the year ended December 31, 2023. The year ended December 31, 2024 primarily reflects $280.0 million of cash and restricted cash acquired in the Merger and $92.9 million of proceeds from sales and maturities of short-term investments, net of purchases, offset by $8.4 million cash used for purchases of property and equipment. The year ended December 31, 2023 primarily reflects $23.1 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities

Financing activities used cash of $102.6 million for the year ended December 31, 2024, and used cash of $6.8 million in the same period of 2023. These changes in cash from financing activities are primarily driven by the repayments of our Term Loan Facility and 2014 Notes totaling $63.2 million, and repurchases of common stock totaling $40.5 million, during the year ended December 31, 2024. During the year ended December 31, 2023, we repurchased $5.4 million of common stock and repaid $2.1 of our Term Loan Facility.

Critical Accounting Policies and Estimates

The consolidated financial statements and related notes included in this Annual Report are prepared in accordance with U.S. GAAP. Preparing U.S. GAAP financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities, and preferred equity. Refer to Note 2 to our consolidated financial statements for further information on our most significant accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in estimates that are reasonably likely to occur could materially impact the financial statements.

Revenue

We recognize revenue when control of promised goods or services is transferred to customers, based on the amount of consideration we expect to receive in exchange for the goods and services transferred. Our commercial arrangements typically include multiple, distinct products and services, and we allocate purchase consideration to the products and services based on each item’s relative standalone selling price. Standalone selling prices ("SSP") are generally determined using observable data from recent transactions. In cases where sufficient data is not available, we estimate a product’s SSP using a cost plus margin approach or by applying a discount to the product’s list price.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, which requires the allocation of the purchase price to the fair values of identifiable assets acquired and liabilities assumed. The determination of fair values involves significant judgment and estimates, particularly in valuing acquired intangible assets and contingent consideration arising from the merger. The fair values of acquired intangibles are estimated using various valuation methodologies, including the multi-period excess earnings method for developed technology and customer relationships, and the relief-from-royalty method for trade names. The fair value of contingent consideration is estimated using a Monte Carlo simulation. These approaches require management to make significant assumptions, including projected cash flows, revenue growth rates, discount rates, etc. These estimates are inherently subjective and based on information available at the acquisition date. Refer to Note 3 to the consolidated financial statements for further information.

Goodwill and Long-Lived Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net assets acquired and liabilities assumed in a business combination. We assess goodwill at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances suggest that goodwill impairment exists. A significant amount of judgment is involved in determining if an indicator of impairment exists.

For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying value of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we perform a quantitative assessment to estimate the fair value of each reporting unit, and compare the fair value of each reporting unit to its carrying value. We generally estimate a reporting unit's fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted average cost of capital for each reporting unit. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on our goodwill impairment analyses, and could have a material impact on our consolidated financial statements.

The Company's most recent assessment in the fourth quarter of 2024 did not indicate existence of impairment. However, in February 2025, the new U.S. administration announced reductions in federal funding for NIH research. These funding cuts are expected to directly impact the availability of financing for lab equipment used by researchers. As a result, the Company anticipates a negative impact on its short- and long-term revenue and cash flow forecasts for both its reporting units. Management will continue to monitor developments related to future potential policy changes under the new U.S. administration that could impact key inputs used in our goodwill impairment analysis. If the developments materially impact these key inputs, additional testing may be required, which could result in the recognition of a non-cash goodwill impairment charge in the near future.

Additionally, over the past few weeks and following the announced reductions in federal funding for NIH research, the Company's share price declined substantially. Management will continue to monitor its market capitalization relative to the Company's net book value, and if the Company's stock price does not increase, the Company may be required to perform additional impairment analyses for both its reporting units, and could be required to recognize a non-cash goodwill impairment charge in the near future. Refer to Note 5 to the consolidated financial statements for additional information on goodwill and long-lived assets.

Stock-Based Compensation

We recognize compensation costs for all stock-based awards, including stock options, restrict stock units ("RSUs"), performance stock units ("PSUs") and shares of common stock purchased under our Employee Share Purchase Plan (“ESPP”), based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods for non-performance-based awards. For RSUs, fair value is measured based on the closing fair market value of our common stock on the date of grant. For PSUs with a market condition, we use a Monte Carlo simulation pricing model to incorporate the market condition effects at the grant date. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

The fair value of options and stock purchases under ESPP on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require judgment. Refer to Note 13 to the consolidated financial statements for additional information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard BioTools Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Standard BioTools Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded SomaLogic, Inc. from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded SomaLogic, Inc. from our audit of internal control over financial reporting. SomaLogic, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 51% and 47%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Product and Service Revenues

As described in Notes 2 and 4 to the consolidated financial statements, product and service revenues are recognized when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the products or services. The Company generates product revenue from the sale of instruments and consumables and is generally recognized at the point in time when control of the goods passes to the customer and the Company has an enforceable right to payment. The Company generates service revenue from the sale of (1) lab services where revenue is recognized at a point in time when the analysis data or report is delivered to the customer and (2) field services where revenue is recognized over time using a time-elapsed measure of progress, resulting in straight-line revenue recognition over the term of the agreement. The Company’s revenue related to products and services was $88.6 million and $81.1 million, respectively, for the year ended December 31, 2024.

The principal consideration for our determination that performing procedures relating to revenue recognition for product and service revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for product and service revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for product and service revenues, including controls over the recording of revenue upon transfer of control of products and services to the customer. These procedures also included, among others, (i) testing product and service revenues recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as, sales contracts, purchase orders, customer invoices, and proof of delivery; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as, invoices, proof of delivery, and evidence of subsequent cash receipts.

SomaLogic Merger - Determination of Accounting Acquirer and Valuation of Developed Technology Acquired

As described in Notes 2 and 3 to the consolidated financial statements, in 2024 the Company completed the merger (the Merger) with SomaLogic. Upon completion of the Merger, each share of SomaLogic common stock, par value $0.0001 per share (the SomaLogic Common Stock), was exchanged for 1.11 shares of the Company's common stock, par value $0.001 per share. The fair value of the Company's common stock provided in exchange for SomaLogic Common Stock was approximately $419.2 million. Purchase consideration also included replacement of equity awards attributable to pre-combination services. The acquisition-date fair value of consideration transferred in the merger totaled approximately $444.2 million. The Company accounted for the Merger as a business combination, using the acquisition method of accounting, which included determining whether the Company would be the accounting acquirer. When a merger involves exchanging equity interests, determining the accounting acquirer in a business combination involves considering pertinent facts and circumstances. The Company was determined to be the accounting acquirer in connection with the Merger based on management’s evaluation of all the facts and circumstances, including but not limited to: (i) the Company initiated the transaction negotiations; (ii) the Company’s shares were issued to effect the Merger and remain outstanding; (iii) the merged entity retained the Company’s name; (iv) the composition of the combined Company’s board of directors includes a majority of Company appointed members; and (v) the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company continued to serve in their respective roles in the combined Company following the Merger. These facts were deemed by management to outweigh the fact that the holders of shares of SomaLogic common stock that received shares of the Company's common stock in the merger in the aggregate owned a majority of the Company's common stock on a fully diluted basis and associated voting rights after the merger. The identifiable assets acquired and liabilities assumed of SomaLogic were recorded at their estimated fair values as of the acquisition date and consolidated with those of the Company. Of the identifiable intangible assets acquired, $20.0 million of developed technology was recorded. The fair value of the developed technology was estimated by management using the multi-period excess earnings method, which involved significant assumptions related to the cash flow projections, migration curve for technological obsolescence, economic life, and discount rate.

The principal considerations for our determination that performing procedures relating to the determination of accounting acquiror and valuation of developed technology acquired in the merger with SomaLogic is a critical audit matter are (i) the significant judgment by management in determining whether the Company is the accounting acquirer and developing the fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to management’s determination of the accounting acquirer and, for the developed technology acquired, evaluating management’s significant assumptions related to the cash flow projections, migration curve for technological obsolescence, economic life, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including the control over management’s determination of the accounting acquirer and valuation of the developed technology acquired. These procedures also included, among others, (i) reading the merger agreement; (ii) evaluating the facts and circumstances considered by management in determining that the Company is the accounting acquirer; (iii) testing management’s process for developing the fair value estimate of the developed technology acquired; (iv) evaluating the appropriateness of the multi-period excess earnings method used by management; (v) testing the completeness and accuracy of the underlying data used by management in the multi-period excess earnings method; and (vi) evaluating the reasonableness of the significant assumptions used by management related to the cash flow projections, migration curve for technological obsolescence, economic life, and discount rate for the developed technology acquired. Evaluating management’s assumption related to cash flow projections involved considering (i) the current and past performance of the SomaLogic business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the migration curve for technological obsolescence, economic life, and discount rate assumptions for the developed technology acquired.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 10, 2025

We have served as the Company’s auditor since 2015.

STANDARD BIOTOOLS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$166,728	$51,704
Short-term investments	126,146	63,191
Accounts receivable	33,608	19,660
Inventory	40,737	20,533
Prepaid expenses and other current assets	8,661	3,127
Total current assets	375,880	158,215
Inventory, non-current	18,528	—
Property and equipment, net	42,556	24,187
Operating lease right-of-use asset, net	28,828	30,663
Other non-current assets	6,301	2,285
Acquired intangible assets, net	28,954	1,400
Goodwill	111,297	106,317
Total assets	$612,344	$323,067
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,282	$9,236
Accrued liabilities	30,739	21,019
Operating lease liabilities, current	6,228	4,323
Deferred revenue, current	13,118	11,607
Deferred grant income, current	3,527	3,612
Term loan, current	—	5,000
Convertible notes, current	—	54,530
Total current liabilities	65,894	109,327
Convertible notes, non-current	299	569
Term loan, non-current	—	3,414
Deferred tax liability	1,081	841
Operating lease liabilities, non-current	26,469	30,374
Deferred revenue, non-current	32,674	3,520
Deferred grant income, non-current	7,243	10,755
Other non-current liabilities	6,962	1,065
Total liabilities	140,622	159,865
Commitments and contingencies (Note 9)
Mezzanine equity:
Redeemable preferred stock: $0.001 par value; zero and 256 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively; aggregate liquidation preference of zero and $255,559 at December 31, 2024 and 2023, respectively	—	311,253
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000 and 9,744 shares authorized at December 31, 2024 and 2023, respectively; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.001 par value, 600,000 and 400,000 shares authorized at December 31, 2024 and 2023, respectively; 396,110 and 83,364 shares issued at December 31, 2024 and 2023, respectively; 377,530 and 80,232 shares outstanding at December 31, 2024 and 2023, respectively	396	83
Additional paid-in capital	1,702,219	860,816
Accumulated other comprehensive income (loss)	1,225	(2,221)
Accumulated deficit	(1,185,651)	(1,000,752)
Treasury stock at cost: 18,580 and 3,132 shares at December 31, 2024 and 2023, respectively	(46,467)	(5,977)
Total stockholders’ equity (deficit)	471,722	(148,051)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$612,344	$323,067

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Product revenue	$88,568	$79,198	$72,454
Service revenue	81,133	25,980	23,712
Collaboration and other revenue	4,731	1,162	1,782
Total revenue	174,432	106,340	97,948
Cost of revenue:
Cost of product revenue	47,729	44,942	52,555
Cost of service revenue	42,265	10,948	8,342
Cost of collaboration and other revenue	176	—	—
Total cost of revenue	90,170	55,890	60,897
Gross profit	84,262	50,450	37,051
Operating expenses:
Research and development	62,411	25,948	37,382
Selling, general and administrative	156,608	87,541	102,285
Restructuring and related charges	12,500	7,076	9,732
Transaction and integration expenses	27,979	6,485	3,857
Total operating expenses	259,498	127,050	153,256
Loss from operations	(175,236)	(76,600)	(116,205)
Bargain purchase gain	25,213	—	—
Loss on forward sale of Series B Preferred Stock	—	—	(60,081)
Loss on Bridge Loans	—	—	(13,719)
Interest income	20,199	5,572	2,226
Interest expense	(3,316)	(4,567)	(4,331)
Other (expense) income, net	(5,172)	1,391	(818)
Loss before income taxes	(138,312)	(74,204)	(192,928)
Income tax (expense) benefit	(573)	(452)	2,830
Net loss	$(138,885)	$(74,656)	$(190,098)
Induced conversion of redeemable preferred stock	(46,014)	—	—
Net loss attributable to common stockholders	$(184,899)	$(74,656)	$(190,098)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.94)	$(2.43)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	353,245	79,160	78,305

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(138,885)	$(74,656)	$(190,098)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,351	(849)	(487)
Net change in unrealized gain (loss) on investments	95	524	(502)
Other comprehensive income (loss), net of tax	3,446	(325)	(989)
Comprehensive loss	$(135,439)	$(74,981)	$(191,087)

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2021	76,919	$77	$831,424	$(907)	$(735,998)	—	$—	$94,596
Issuance of restricted stock, net of shares withheld for taxes, and other	2,373	2	(213)	—	—	—	—	(211)
Issuance of common stock under ESPP	583	1	819	—	—	—	—	820
Exercise of stock options	29	—	98	—	—	—	—	98
Stock-based compensation expense	—	—	14,880	—	—	—	—	14,880
Repurchase of common stock	—	—	—	—	—	(422)	(563)	(563)
Net loss	—	—	—	—	(190,098)	—	—	(190,098)
Other comprehensive loss, net of tax	—	—	—	(989)	—	—	—	(989)
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	2,946	3	(119)	—	—	—	—	(116)
Exercise of stock options	44	—	81	—	—	—	—	81
Issuance of common stock under ESPP	470	—	723	—	—	—	—	723
Stock-based compensation expense	—	—	13,123	—	—	—	—	13,123
Repurchase of common stock	—	—	—	—	—	(2,710)	(5,414)	(5,414)
Net loss	—	—	—	—	(74,656)	—	—	(74,656)
Other comprehensive loss, net of tax	—	—	—	(325)	—	—	—	(325)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	5,519	5	(464)	—	—	—	—	(459)
Issuance of common stock under ESPP	516	1	917	—	—	—	—	918
Exercise of stock options	575	1	1,151	—	—	—	—	1,152
Stock-based compensation expense	—	—	31,732	—	—	—	—	31,732
Repurchase of common stock	—	—	—	—	—	(15,448)	(40,490)	(40,490)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Common stock issued as consideration in business combinations (1)	213,205	213	449,884	—	—	—	—	450,097
Net loss	—	—	—	—	(138,885)	—	—	(138,885)
Other comprehensive income, net of tax	—	—	—	3,446	—	—	—	3,446
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722

(1) Merger (as defined below) consideration included 26,367 shares of common stock that were issued to a related party. See Note 18, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(138,885)	$(74,656)	$(190,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(25,213)	—	—
Loss on forward sale of Series B Preferred Stock	—	—	60,081
Loss on Bridge Loans	—	—	13,719
Stock-based compensation expense	31,732	13,123	14,880
Amortization of acquired intangible assets	4,346	11,200	11,528
Depreciation and amortization	12,515	3,980	3,499
Accretion of discount on short-term investments, net	(7,435)	(1,261)	(674)
Non-cash lease expense	5,766	3,864	3,561
Provision for excess and obsolete inventory	2,524	1,496	7,874
Change in fair value of warrants	(632)	—	—
Impairment of InstruNor developed technology intangible	—	—	3,526
Other non-cash items	1,025	939	1,329
Changes in assets and liabilities:
Accounts receivable, net	8,967	(2,991)	1,063
Inventory	(9,879)	(4,914)	(8,470)
Prepaid expenses and other assets	(1,935)	960	33
Accounts payable	(12,975)	1,618	(2,776)
Accrued liabilities	815	6,183	4,113
Deferred revenue	(4,143)	884	(3,467)
Operating lease liabilities	(5,863)	(3,759)	(3,113)
Other liabilities	(4,184)	47	(5,978)
Net cash used in operating activities	(143,454)	(43,287)	(89,370)
Investing activities
Cash and restricted cash acquired in the Merger	280,033	—	—
Acquisition of business, net of cash acquired	(1,385)	—	—
Purchases of short-term investments	(256,119)	(94,896)	(137,302)
Proceeds from sales and maturities of investments	349,000	117,964	53,000
Purchases of property and equipment	(8,355)	(2,831)	(3,825)
Net cash provided by (used in) investing activities	363,174	20,237	(88,127)
Financing activities
Proceeds from Bridge Loans	—	—	25,000
Proceeds from issuance of Series B Preferred Stock	—	—	225,000
Repayment of term loan and convertible notes	(63,192)	(2,083)	(6,838)
Payment of term loan fee	(545)	—	—
Payment of debt and equity issuance costs	—	—	(12,547)
Repurchase of common stock	(40,490)	(5,414)	(563)
Proceeds from ESPP stock issuance	918	723	820
Payments for taxes related to net share settlement of equity awards and other	(459)	(139)	(211)
Proceeds from exercise of stock options	1,152	104	97
Net cash provided by (used in) financing activities	(102,616)	(6,809)	230,758
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(785)	34	(404)
Net increase (decrease) in cash, cash equivalents and restricted cash	116,319	(29,825)	52,857
Cash, cash equivalents and restricted cash at beginning of period	52,499	82,324	29,467
Cash, cash equivalents and restricted cash at end of period	$168,818	$52,499	$82,324
Supplemental disclosures of cash flow information
Equity consideration transferred in connection with business combinations (1)	$450,097	$—	$—
Cash paid for interest	3,088	3,819	3,493
Cash paid for income taxes, net of refunds	607	801	309
Purchases of property and equipment included in accounts payable	1,814	2,831	3,825
Non-cash right-of-use assets and lease liabilities	220	629	651
Asset retirement obligations	788	758	718

(1) Equity consideration transferred in connection with the Merger (as defined below) included 26,367 shares of common stock that were issued to a related party. See Note 18, Related Parties.

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1. Description of Business

Standard BioTools Inc. ("Standard BioTools" or the "Company") is a Delaware corporation headquartered in South San Francisco, California.

The Company develops, manufactures and sells a diversified range of instrumentation, consumables, and services that help scientists and biomedical researchers develop better therapeutics faster. Its tools provide unique insights into human health, immune response, and disease state using our proprietary technologies, which serve applications in proteomics and genomics.

The Company works with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASUs") of the Financial Accounting Standards Board ("FASB").

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Significant estimates and assumptions which form the basis of amounts reported in the consolidated financial statements include, but are not limited to, the identification of performance obligations in contracts with customers; standalone selling prices of the Company's performance obligations; timing of revenue recognition; fair value measurements; net realizable value of inventory; income taxes; and the fair value of intangible assets acquired in business combinations. The Company bases its estimates on current facts and circumstances, historical experience, forecasted results, and various other assumptions that it believes to be reasonable. The Company obtains reports from third-party valuation experts to inform and support estimates related to certain fair value measurements.

Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly. Any revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Segment Reporting

The Company manages its business through two reportable segments: proteomics and genomics. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses performance. The Company's chief operating decision maker ("CODM"), its chief executive officer, assesses performance of operating segments and determines the allocation of resources based primarily on segment operating loss.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"). Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill. When the fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets. Transaction costs, including legal, accounting, and integration expenses, are expensed as incurred and are included in operating expenses in the Company's consolidated statements of operations.

Foreign Currency

Assets and liabilities of foreign subsidiaries that use their local currency as their functional currency are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense accounts are translated at monthly average exchange rates during the year. The adjustments resulting from the foreign currency translations are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit).

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

Product Revenue

The Company generates product revenue from the sale of instruments and consumables, including Integrated Fluidic Circuits and reagents. The Company generally recognizes product revenue at the point in time when control of the goods passes to the customer, and the Company has an enforceable right to payment. This generally occurs either when the product is shipped from one of the Company's facilities or when it arrives at the customer’s facility, based on the contractual terms. Customers do not have a unilateral right to return products after delivery. Invoices are generally issued at shipment or in advance of service and become due in 30 to 90 days.

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

Field services revenue includes revenue from instrument service and support contracts. Revenue associated with these arrangements is recognized over time using a time-elapsed measure of progress, resulting in straight-line revenue recognition over the term of the agreement, which is generally one to four years. The Company measures progress using a time-elapsed measure of progress as the Company stands ready to provide service on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments collected in advance of service are reported on the Company's consolidated balance sheets as deferred revenue.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents consist primarily of amounts invested in money market funds and are stated at fair value.

Short-term Investments

Short-term investments consist of U.S. treasury securities that mature within one year. The Company classifies its short-term investments as available-for-sale securities, and reports available-for-sale securities at fair value on the consolidated balance sheets. Realized gains and losses, amortization of premiums and accretion of discounts, and interest and dividends earned on available-for-sale securities are included in interest income and other, net in the consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. The Company determines the appropriate classification of its debt securities at the time of purchase based on their maturities and re-evaluates such classification at each balance sheet date.

At each reporting date, the Company reviews available-for-sale marketable debt securities in an unrealized loss position to determine whether an allowance for credit loss is required. Specifically, the Company evaluates (i) whether it intends to sell the securities or (ii) whether it is more likely than not that it will be required to sell the securities before recovery of their amortized cost bases. If the aforementioned criteria is met, such marketable debt security's amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale securities in an unrealized loss position that do not meet this criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income and other, net in the consolidate statements of operations. The Company has not recognized any impairment or credit losses related to its short-term investments during the periods presented.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors and unrealized gains are recognized in accumulated other comprehensive loss as a separate component of stockholders' equity.

The Company excludes accrued interest from the fair value and amortized cost basis of its short-term investments.

Accounts Receivable, net

Accounts receivable consist of trade receivables and are recorded at invoiced amounts, and are presented net of an allowance for expected credit losses. We are exposed to credit losses primarily through sales of products and services. The estimation of the allowance for expected credit losses is based on historical loss experience, the current aging status of receivables, current and estimated future economic and market conditions, and specific customer accounts considered to be at risk or uncollectible. Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding financial condition of the customer. The Company writes off accounts receivable against the allowance for expected credit losses when the Company determines the balance is uncollectible and cease collection efforts. The Company did not write off any material accounts receivable during the periods presented.

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

Inventory

Inventory is stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The Company regularly reviews inventory to identify inventory that may expire prior to expected usage, no longer meets quality specifications, or has a cost basis in excess of its estimated net realizable value. The Company records a charge to cost of revenue for such inventory as appropriate.

Inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory on the consolidated balance sheet as of December 31, 2024.

Property and Equipment, net

Property and equipment are recorded at cost and stated net of accumulated depreciation and amortization. Property and equipment acquired through business combinations are recorded at fair value at the acquisition date. The cost of additions and improvements that extend the useful lives of the assets are capitalized, while expenditures for routine repairs and maintenance are expensed as incurred.

Costs associated with internal-use software are capitalized during the application development stage. These costs relate to activities such as software design, configuration, coding, and testing. Once the software is complete, costs associated with subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and over the shorter of lease term or useful life for leasehold improvements. The estimated useful lives of the Company's property and equipment are as follows:

Laboratory and manufacturing equipment	1 - 7 years
Computer equipment	3 - 4 years
Internal-use software	3 years
Office furniture and fixtures	4 - 5 years
Leaseholder improvements	Shorter of lease term or estimated useful life

Leases

The Company determines whether an arrangement contains a lease at inception based on whether it has the right to control the asset identified in the contract during the contract period.

Operating lease right-of-use ("ROU") assets represents the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. Leases with a term of twelve months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statements of operations. Because most of the Company's leases do not provide a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is also adjusted with any lease payments made or accrued and excludes any remaining lease incentives. Additionally, the balance of ROU assets is also adjusted for the unamortized balance of asset or liability recognized in business combinations relating to favorable or unfavorable lease terms. Lease terms may include options to extend or terminate the lease when management believes it is reasonable certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components are generally accounted for separately.

The Company has elected not to separate lease and non-lease components for the Company's building leases. The non-lease components are generally variable in nature and are expected to represent most of the Company's variable lease costs. Variable costs are expensed as incurred. The Company uses a portfolio approach for its vehicle leases by country.

Acquired Intangible Assets

Acquired intangible assets consist of finite-lived intangible assets that the Company has acquired in business combinations, including developed technology, trade names, and customer relationships. Acquired intangible assets are recorded at fair value as of the acquisition date, and stated net of accumulated amortization. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.

The estimated useful lives of the Company's acquired intangible assets are as follows:

Developed technology	9 years
Trade names	7 years
Customer relationships	11 years

Goodwill

Goodwill represents the excess of the purchase price from business combinations over the fair value of the net assets acquired. Goodwill is not amortized but rather tested for impairment at a reporting unit level at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that it may be impaired.

The Company performs impairment testing by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test is performed.

If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying value exceeds the estimated fair value of the reporting unit, there is an impairment of goodwill and an impairment loss would be recorded. The impairment loss is calculated by comparing the fair value of the reporting unit less its carrying amount, including goodwill. Goodwill impairment would be limited to the carrying value of goodwill. There were no goodwill impairment losses recorded in any period presented.

Contingent consideration

The Company has a contingent consideration arrangement under which it is obligated to make cash payments to former owners of an acquired business if certain revenue thresholds are exceeded in specified periods of time. The contingent consideration arrangement is included in other non-current liabilities on the consolidated balance sheet as of December 31, 2024. The contingent consideration liability is re-measured at fair value each reporting period and presented at fair value on the consolidated balance sheet. Changes in the fair value of the contingent consideration liability are recorded in selling, general and administrative expenses in the consolidated statement of operations. See Note 3, Business Combinations, and Note 10, Fair Value of Financial Instruments, for more details.

Impairment of Long-Lived Assets

The Company evaluates property and equipment, ROU assets, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount that the carrying value of the asset or asset group exceeds its fair value. During 2022, the Company recorded an impairment loss of $3.5 million related to developed technology it acquired in connection with the acquisition of InstruNor AS. The Company did not record any impairment losses during the years ended December 31, 2024 and 2023.

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

Series B Redeemable Preferred Stock

The Series B Redeemable Preferred Stock (as defined below) was classified as mezzanine equity and recorded at fair value upon issuance, net of issuance costs, due to its redemption features that are outside of the Company’s control. Mezzanine equity was presented separately on the consolidated balance sheets between liabilities and shareholders’ equity because it shares characteristics of both. In the year ended December 31, 2022, the Company recognized a $60.1 million loss on the forward sales of Series B Redeemable Preferred Stock and a $13.7 million loss on the Bridge Loans due to the increase in the price of the Company's common stock from January 23, 2022 (the date of the Purchase Agreements (as defined below) and the Bridge Loan agreements) to the closing date of the Private Placement Issuance (as defined below). In March 2024, the Company entered into an exchange agreement to exchange all outstanding Series B Redeemable Preferred Stock for the Company's common stock. Subsequent to the closing of the exchange, no shares of Series B Redeemable Preferred Stock remained outstanding and the Company had no amounts recorded in mezzanine equity as of December 31, 2024. See Note 11, Mezzanine Equity for additional information.

Restructuring and Related Charges

Restructuring and related charges include employee separation costs, contract termination costs, and other costs associated with implementing restructuring plans including costs associated with leased facilities (net of sublease income, if applicable) that the Company has vacated as part of a restructuring plan. Employee separation costs principally consist of one-time termination benefits and contractual termination benefits for severance, other termination benefit costs, and stock-based compensation expense for the acceleration of equity awards.

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

Deferred Grant Income

Proceeds from the Company's contract with the National Institutes of Health (the "NIH") have been principally recorded as capital expenditures and to offset applicable operating costs. The non-operating income recognized from the grant proceeds received in excess of the amounts spent for capital expenditures and operating expenses is reflected on the consolidated statements of operations as surplus funding from the NIH contract. The NIH contract met the definition of grants related to assets as the primary purpose for the payments was to fund the purchase and construction of capital assets to scale up production capacity. The Company elected to record the grants received as deferred income in accordance with International Accounting Standards (IAS) 20. Deferred grant income related to production capacity expansion is being amortized for the related assets as a reduction of depreciation expense.

Term Loan, net

The term loan was recorded at its carrying value, which included the outstanding principal amount and the cumulative accreted final payment, less unamortized debt issuance costs. Amortization of the debt issuance costs and accretion of the final payment was reflected in interest expense. The final payment was being accreted to the carrying value of the term loan through the expected maturity of July 1, 2025 using the effective interest method. Debt issuance costs were recorded as an offset to the carrying value of the loan and are amortized over the expected term also using the effective interest method. On March 4, 2024, the Company fully repaid all outstanding indebtedness owed pursuant to the $10.0 million term loan facility (the "Term Loan Facility") and terminated the agreement.

Convertible Notes, net

The Company records the convertible notes (as described in Note 7, Debt) at their carrying values, which includes their principal amounts plus accrued and unpaid interest. Offering-related costs, including underwriting costs, on the 2014 Senior Convertible Notes (the "2014 Notes") and 2019 Senior Convertible Notes (the "2019 Notes") were capitalized as debt issuance costs, recorded as an offset to the carrying value of the related Notes, and are amortized over the expected term of the related Notes using the effective interest method. The 2019 Notes matured on December 1, 2024 and were fully repaid by the Company.

Treasury Stock

The Company uses the cost method to account for the repurchases of its common stock in accordance with ASC 505-30, Equity-Treasury Stock. The direct costs associated with settled share repurchases, including trading commissions, are reported as treasury stock in the shareholders’ equity (deficit) section of the Company's consolidated balance sheets.

Warrant Liabilities

In connection with the Merger described in Note 3, Business Combinations, the Company assumed warrant liabilities for the warrants issued in connection with the initial public offering CM Life Sciences II Inc ("CMLS II"), the predecessor company of SomaLogic, Inc. ("SomaLogic"). CMLS II issued 5,519,991 warrants (the “Public Warrants”) to purchase shares of SomaLogic common stock, par value $0.0001 per share ("SomaLogic Common Stock"), at $11.50 per share. Simultaneously, with the consummation of the CMLS II initial public offering, CMLS II issued 5,013,333 warrants through a private placement (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) to purchase shares of SomaLogic Common Stock at $11.50 per share. As of January 5, 2024 (the "Closing Date"), the Warrants converted into the right to receive, upon exercise of such Warrant, 1.11 shares of the Company's common stock for each share of SomaLogic Common Stock previously underlying the Warrants. The Public Warrants are no longer publicly traded and are now identical to the Private Placement Warrants. The Warrants will expire in September of 2026.

The Warrants are classified as liabilities on the consolidated balance sheets as these instruments are precluded from being indexed to the Company's own stock given that the terms allow for a settlement adjustment that does not meet the scope for the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as long-term liabilities at fair value as of the Closing Date, with subsequent changes in fair value recognized within other income (expense), net in the consolidated statements of operations for the year ended December 31, 2024.

Research and Development

The Company recognizes research and development expenses in the period incurred. Research and development ("R&D") expenses generally consist of personnel costs, independent contractor costs, prototype and materials expenses, allocated facilities and information technology expenses, and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $5.9 million and $2.0 million during the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company incurs stock-based compensation expense related to its equity awards granted under its stock-based compensation plans. These awards include stock options, restricted share units ("RSUs"), and performance share units ("PSUs"). Stock-based compensation expense for service-based awards is recognized by amortizing the fair value of each award over the requisite service period on a straight-line basis. The fair value of each service-based RSU award is measured based on the closing market price per share of the Company's common stock on the grant date. The fair value of each PSU award with a market condition is measured using a Monte Carlo simulation pricing model to incorporate the market condition effects at the grant date. The Monte Carlo pricing model requires inputs which are subjective and generally requires judgment. For PSUs with performance conditions, stock-based compensation expense is recognized over the requisite service period when the achievement of each individual performance goal becomes probable.

The fair value of options and stock purchases under the 2017 Employee Stock Purchase Plan (the "ESPP") on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions, including expected term, volatility, risk-free interest rate and the fair value of the Company's common stock. These assumptions generally require judgment. The Company determines the expected volatility based on the Company's historical stock price volatility generally commensurate with the estimated expected term of the stock awards. The expected term of an award is based on historical forfeiture experience, exercise activity, and the terms and conditions of the stock awards. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected term. The Company accounts for forfeitures as they occur.

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

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

From time to time, new accounting standards are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which requires disclosure of more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K and included the additional segment disclosures as a result of the adoption. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. See Note 16, Segment Reporting for details.

Recent Accounting Pronouncements

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

3. Business Combinations

SomaLogic

On the Closing Date, the Company completed the merger (the "Merger") with SomaLogic. As a result, SomaLogic and its subsidiaries became wholly owned subsidiaries of Standard BioTools. Upon completion of the Merger, each share of SomaLogic Common Stock, was exchanged for 1.11 shares of the Company's common stock. The fair value of the Company's common stock provided in exchange for SomaLogic Common Stock was approximately $419.2 million.

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

The Company accounted for the Merger as a business combination, using the acquisition method of accounting in accordance with ASC 805. The identifiable assets acquired and liabilities assumed of SomaLogic were recorded at their estimated fair values as of the acquisition date and consolidated with those of the Company. Under ASC 805, the accounting acquirer is usually the entity that issues its equity interest; however, other pertinent facts and circumstances should be considered in identifying the accounting acquirer in a business combination by exchanging equity interest. The Company was determined to be the accounting acquirer at close based on an evaluation of all the facts and circumstances, including but not limited to: (i) the Company initiated the transaction negotiations; (ii) the Company’s shares were issued to effect the Merger and remain outstanding; (iii) the merged entity retained the Company’s name; (iv) the composition of the combined Company’s board of directors (the "Board of Directors") includes a majority of Company appointed members; and (v) the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company continued to serve in their respective roles in the combined Company following the Merger. The above facts were deemed to outweigh the fact that the holders of shares of SomaLogic common stock that received shares of the Company's common stock in the merger in the aggregate owned a majority of the Company's common stock on a fully diluted basis and associated voting rights after the merger.

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

The fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred, resulting in a bargain purchase gain. Before recognizing a gain on a bargain purchase, management reassessed the methods used in the acquisition accounting and verified that management had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. Management also reassessed the procedures used to measure amounts recognized at the Closing Date to ensure that the measurements reflected all consideration transferred based on available information as of the Closing Date. Management determined that the bargain purchase gain was primarily attributable to a rapid decline in the price of the Company's common stock in the days following the announcement of the Merger, which persisted through the close of the Merger. The bargain purchase gain is separately stated below income from operations in the accompanying consolidated statements of operations for the year ended December 31, 2024.

The identifiable intangible assets acquired consisted of developed technology, customer relationships, and tradename. The fair value of the developed technology was estimated using a variation of the multi-period excess earnings method, which isolates the net earnings attributable to the asset being measured and involved significant assumptions related to cash flow projections, migration curve for technological obsolescence, economic life, and discount rate. The fair value of the SomaLogic trade name was estimated using the relief-from-royalty method, which determines the present value of license fees avoided by owning the trade name. The useful lives of acquired intangibles was estimated based on the contractual terms or period over which approximately 85% to 90% of the cumulative discounted cash flows would be realized, depending on the nature of the asset. The valuation of the intangible assets acquired in connection with the Merger, along with their estimated useful lives, is as follows (in thousands):

	Fair Value	Weighted Average Useful Life (years)
Developed technology	$20,000	9.0
Trade name	2,750	7.0
Customer relationships	2,750	11.0
Total intangible assets	$25,500	9.0

As a result of the Merger, the Company incurred $1.9 million of transaction bonuses recorded in selling, general, and administrative expenses on the consolidated statements of operations. Additionally, the Company incurred $12.3 million of acquisition-related transaction costs reflected in transaction and integration expenses on the consolidated statements of operations for the year ended December 31, 2024.

Unaudited Pro Forma Results

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and SomaLogic, as if the companies were combined as of January 1, 2023 and January 1, 2022, respectively.

The unaudited pro forma financial information for the year ended December 31, 2024 combines the Company's financial results for the year ended December 31, 2024, and the historical results of SomaLogic for the 5-day period ended on the Closing Date. The unaudited pro forma financial information for the years ended December 31, 2023 and 2022 combine the historical results of the Company and SomaLogic for their respective years ended December 31, 2023 and 2022, respectively. The pro forma financial information for the years ended December 31, 2023 and 2022 have been adjusted to include certain nonrecurring impacts associated with the Merger, including the bargain purchase gain and transaction costs. These same impacts have been eliminated from the pro forma financial information for the year ended December 31, 2024.

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

	Year Ended December 31,
	2024	2023
Revenue	$175,077	$192,465
Net loss	(168,654)	(164,280)

The results of SomaLogic have been consolidated with the Company's results since the Closing Date. For the period of January 6, 2024 to December 31, 2024, SomaLogic contributed revenue and loss of $82.3 million and $36.4 million, respectively.

Sengenics

On November 21, 2024, the Company acquired 100% of the equity interests in Sengenics Corporation Pte Ltd (“Sengenics”) for a total purchase price of $13.7 million. Sengenics is a functional proteomics company focused on the detection of autoantibody biomarkers and protein interactions. The acquisition of Sengenics enabled the Company to add the KREX™ precision antibody profiling services and kits to its SomaScan™ suite of solutions. The Company incurred $1.4 million of costs to execute the acquisition, which are recorded within transaction and integration expenses on the consolidated statements of operations for the year ended December 31, 2024.

The consideration transferred to the sellers of Sengenics comprised the following:

Standard BioTools Common Stock	$5,878
Cash	2,212
Contingent consideration	5,600
Total consideration transferred	$13,690

Consideration issued to the sellers included 3,627,959 shares of the Company's common stock. The fair value of the Company's common stock was based on a per share price of $1.62 (the opening price of the Company's common stock on the Nasdaq Global Select Market on November 21, 2024). Additionally, the 2024 Share Purchase Agreement (as defined below) provides for the sellers to receive one or more contingent payments up to a maximum aggregate amount of $21.0 million, if certain revenue thresholds are exceeded before December 31, 2028. The contingent payments owed will be determined as of the last day of each calendar quarter, based on the amount of trailing-twelve-month revenue generated from the sales of products or services that incorporate acquired Sengenics products. No contingent payment will be made if the Company does not generate $10.0 million of revenue from Sengenics products in a single twelve-month period before December 31, 2028.

The fair value of the contingent consideration is estimated using a Monte Carlo simulation, which relies on management's revenue projections and the estimated probability of exceeding the defined revenue thresholds.

Pursuant to ASC 805, the identifiable assets acquired and liabilities assumed of Sengenics were recorded at their estimated fair values as of the acquisition date and consolidated with those of the Company. The following table reflects the preliminary allocation of consideration transferred to the identifiable assets acquired and liabilities assumed based on the estimated fair values as of November 21, 2024:

Total consideration	$13,690

Assets acquired
Cash and cash equivalents	$828
Accounts receivable	282
Inventory	847
Property and equipment	583
Intangible assets	6,400
Prepaid expenses and other assets	766
Total assets acquired	9,706
Liabilities assumed
Accounts payable and accrued liabilities	658
Operating lease liabilities	24
Deferred revenue	419
Other liabilities	25
Total Liabilities	1,126
Total fair value of net assets acquired	$8,580
Goodwill	$5,110

The goodwill is generated from operational synergies and cost savings the Company expects to achieve from the combined operations and Sengenics' knowledgeable and experienced workforce. The goodwill generated was fully allocated to the Proteomics reporting segment.

The identifiable intangible assets acquired consisted of developed technology, customer relationships, and tradename. The fair values of the developed technology and customer relationships were estimated using variations of the multi-period excess earnings method, which isolates the net earnings attributable to the asset being measured. The fair value of the KREX™ trade name was estimated using the relief-from-royalty method, which determines the present value of license fees avoided by owning the trade name. The useful lives of acquired intangibles was estimated based on the period over which approximately 85% to 90% of the cumulative discounted cash flows would be realized, depending on the nature of the asset. The valuation of the intangible assets acquired, along with their estimated useful lives, is as follows (in thousands):

	Fair Value	Weighted Average Useful Life (years)
Developed technology	$5,800	9.0
Trade name	500	7.0
Customer relationships	100	11.0
Total intangible assets	$6,400	8.9

Sengenics revenue and loss from operations is not material to the Company's consolidated financial statements for any of the periods presented.

4. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the years ended December 31, 2024, 2023, and 2022, respectively, based on product type and the geographic location of customers’ facilities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product revenue:
Instruments	$28,504	$37,459	$25,664
Consumables	60,064	41,739	46,790
Total product revenue	88,568	79,198	72,454
Service revenue:
Lab services	56,484	706	493
Field services	24,649	25,274	23,219
Total service revenue	81,133	25,980	23,712
Product and service revenue	169,701	105,178	96,166
Collaboration and other revenue	4,731	1,162	1,782
Total revenue	$174,432	$106,340	$97,948

	Year Ended December 31,
	2024	2023	2022
Americas	$93,462	$46,196	$43,982
Europe, Middle East and Africa (EMEA)	52,319	36,201	33,136
Asia-Pacific	28,651	23,943	20,830
Total revenue	$174,432	$106,340	$97,948

Most of the Company's principal operations, other than manufacturing, are located in the United States. Revenue from customers in the United States represented $89.9 million, or 52%, of total revenues for the year ended December 31, 2024, $44.1 million, or 41%, of total revenues for the year ended December 31, 2023, and $41.0 million, or 42%, of total revenues for the year ended December 31, 2022. Refer to Note 16, Segment Reporting for additional information on revenue by reporting segment.

Revenue from customers in China represented $11.8 million, or 7%, of total revenues for the year ended December 31, 2024, 15% of total revenues for the year ended December 31, 2023, and 11% of total revenues for the year ended December 31, 2022. With the exception of China in 2024, 2023, and 2022, no foreign country or jurisdiction had revenue in excess of 10% of the Company's total revenue during the years ended December 31, 2024, 2023, and 2022.

One genomics customer accounted for 6%, 10%, and 11% of the Company's total revenue for the years ended December 31, 2024, 2023, and 2022, respectively, and 5% and 14% of outstanding net trade receivables at December 31, 2024 and 2023, respectively. No other customer represented more than 10% of the Company's total revenue for the fiscal years ended December 31, 2024, 2023, and 2022. Revenue from the Company's five largest customers represented 22% of total revenue for the year ended December 31, 2024, 24% of total revenue for the year ended December 31, 2023, and 19% of total revenue for the year ended December 31, 2022

Collaboration and License Agreements

Illumina Cambridge, Ltd.

In connection with the Merger, the Company assumed a multi-year arrangement with Illumina Cambridge, Ltd. ("Illumina"), originally entered into by SomaLogic and Illumina in December 2021 (the "Illumina Agreement"), to jointly develop and commercialize co-branded kits to combine Illumina's Next Generation Sequencing ("NGS") technology with SomaScan® technology (the "Co-Branded Kits"). Pursuant to the Illumina Agreement, SomaLogic received a non-refundable upfront payment of $30.0 million in January 2022. Subsequent to executing the Illumina Agreement, Illumina paid an additional $0.5 million to purchase the equipment, supplies and training necessary to run the SomaScan® assay at their facilities, representing a modification to the Illumina Agreement. As of the Closing Date, the Company determined that the transaction price of the Illumina Agreement was $30.5 million. Subsequent to commercialization of the Co-Branded Kits, the Company is entitled to receive $124.5 million of minimum guaranteed royalties through the term of the Illumina Agreement. No royalties were included in the Illumina transaction price as probability of commercialization had not been achieved as of the Closing Date.

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

During the first quarter of 2024, the Company determined that commercialization of the Co-Branded Kits is probable due to the launch of an early-access program, and adjusted the transaction price to include $127.9 million of royalties expected to be received from 2025 through 2032. The Company allocated $0.4 million of the adjusted transaction price to satisfied performance obligations, and recognized that amount as revenue on a cumulative catch-up basis. The total transaction price of the Illumina Agreement as adjusted is $158.4 million. Substantially all of the transaction price is allocated to the Material Right, which the Company expects to recognize as revenue over an 8-year period from 2025 through 2032.

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

In connection with the Merger, the Company assumed certain contract liabilities and recorded $1.8 million of deferred revenue as of the Closing Date. Under the JDCA, the Company was entitled to receive $2.0 million in exchange for research and development services, which was received in April 2024. As of December 31, 2024, deferred revenue related to the JDCA was $0.8 million, which is expected to be fully recognized by March 31, 2025.

New England Biolabs, Inc.

Also in connection with the Merger, the Company assumed a non-exclusive licensing agreement with New England Biolabs, Inc. ("NEB"), originally entered into by SomaLogic and NEB in September 2022 (the "NEB Agreement"), whereby the Company provides a license to use certain proprietary information and know-how relating to SomaLogic's aptamer technology. Under the NEB Agreement, the Company is guaranteed fixed minimum royalties of $5.0 million to be received through September 2025. No revenue related to the guaranteed fixed minimum royalties will be recognized, as all revenue related to the receivable was recognized by SomaLogic prior to the Merger. Any revenue above the guaranteed fixed minimum royalties will be recognized in the period in which the subsequent sale or usage has occurred. As of December 31, 2024, royalties receivable related to this agreement were $4.7 million, included in accounts receivable within current assets on the consolidated balance sheets.

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

	NEC	Illumina	Other	Total
Deferred revenue at December 31, 2021	$—	$—	$17,913	$17,913
Recognition of revenue from beginning deferred revenue balances	—	—	(10,848)	(10,848)
Revenue deferred during the period, net of revenue recognized	—	—	7,543	7,543
Deferred revenue at December 31, 2022	—	—	14,608	14,608
Recognition of revenue from beginning deferred revenue balances	—	—	(10,565)	(10,565)
Revenue deferred during the period, net of revenue recognized	—	—	11,084	11,084
Deferred revenue at December 31, 2023	—	—	15,127	15,127
Deferred revenue assumed in business combinations	1,773	30,418	2,417	34,608
Recognition of revenue from beginning or assumed deferred revenue balances	(1,510)	(406)	(12,667)	(14,583)
Revenue deferred during the period, net of revenue recognized	500	—	10,140	10,640
Deferred revenue at December 31, 2024	$763	$30,012	$15,017	$45,792

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of December 31, 2024 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2025	$10,763
2026	3,798
2027	1,329
Thereafter	713
Total	$16,603
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

Long-lived Assets by Geographical Area

The Company had long-lived assets consisting of property and equipment, net of accumulated depreciation, and operating lease ROU assets, net of accumulated amortization, in the following geographic areas for each year presented (in thousands):

	December 31,
	2024	2023
United States	$51,794	$29,646
Singapore	13,042	17,097
Canada	4,837	6,231
Other Asia-Pacific	1,101	889
EMEA	610	987
Total	$71,384	$54,850

5. Goodwill and Acquired Intangible Assets, net

The changes in the carrying value of goodwill by segment are as follows (in thousands):

	Proteomics	Genomics	Total
Balance as of December 31, 2021	$85,855	$20,524	$106,379
Foreign currency translation	(103)	(25)	(128)
Balance as of December 31, 2022	85,752	20,499	106,251
Foreign currency translation	46	20	66
Balance as of December 31, 2023	85,798	20,519	106,317
Acquisition of Sengenics	5,110	—	5,110
Foreign currency translation	(105)	(25)	(130)
Balance as of December 31, 2024	$90,803	$20,494	$111,297

Acquired intangible assets, net, consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$142,839	$(119,333)	$23,506	$117,354	$(115,954)	$1,400
Trade name	3,250	(401)	2,849	—	—	—
Customer relationships	2,850	(251)	2,599	—	—	—
Acquired intangible assets, net	$148,939	$(119,985)	$28,954	$117,354	$(115,954)	$1,400

Total amortization expense of the Company's acquired intangible assets was $4.3 million, $11.2 million, and $11.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no indicators of impairment of long-lived assets or acquired intangible assets during the year ended December 31, 2024. During the second quarter of 2022, the Company discontinued the sale of products that utilized the developed technology acquired from InstruNor and recorded a $3.5 million impairment charge to write-off the unamortized portion of the related acquired intangible asset.

As of December 31, 2024, future expected amortization expense of acquired intangible assets, net was as follows (in thousands):

Fiscal Period
2025	$3,589
2026	3,589
2027	3,589
2028	3,589
2029	3,589
Thereafter	11,009
Total	$28,954

6. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$166,728	$51,704
Restricted cash	2,090	795
Total cash, cash equivalents and restricted cash	$168,818	$52,499

Restricted cash of $2.1 million and $0.8 million is included in other non-current assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade receivables	$29,890	$19,972
Royalty receivable, current	4,725	—
Other receivables	197	—
Less: allowance for expected credit losses	(1,204)	(312)
Accounts receivable, net	$33,608	$19,660

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$21,304	$12,140
Work-in-process	28,199	282
Finished goods	9,762	8,111
Total inventory	$59,265	$20,533
Inventory, current	$40,737	$20,533
Inventory, non-current (1)	$18,528	$—

(1) The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory on the consolidated balance sheets.

The Company recorded charges for excess and obsolete inventory of $2.5 million, $1.5 million, and $7.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Laboratory and manufacturing equipment	$60,638	$35,563
Leasehold improvements	17,445	13,785
Computer equipment	7,909	6,232
Internal-use software	16,870	—
Office furniture and fixtures	3,478	1,762
Property and equipment, gross	106,340	57,342
Less accumulated depreciation and amortization	(73,244)	(35,489)
Construction-in-progress	9,460	2,334
Property and equipment, net	$42,556	$24,187

Depreciation and amortization expense related to property and equipment was $12.3 million, $3.4 million, and $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and related benefits	$14,706	$12,052
Loss contingency accruals (1)	4,262	—
Accrued warranties	1,348	2,593
Accrued restructuring	1,581	825
Uninvoiced receipts	1,940	1,516
Other	6,902	4,033
Accrued liabilities	$30,739	$21,019

(1)
This amount primarily relates to a historical contingent consideration arrangement with former shareholders of SomaLogic, which remains recorded due to ongoing litigation; however, based on current assessments, the Company does not believe the loss will be realized.

Refer to Note 17, Restructuring and Related Charges for additional information on restructuring.

Deferred Grant Income

In September 2020, the Company executed a contract with the NIH under the NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for its Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $3.6 million, $3.6 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Cumulative amounts applied against depreciation expense for these assets placed in service were $11.4 million and $7.8 million as of December 31, 2024 and 2023, respectively, and the carrying values of these assets were $10.8 million and $14.4 million, respectively, as of these same dates, respectively.

The current portion of deferred grant income on the Company’s consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next twelve months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

7. Debt

Total carrying value of debt consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Convertible notes:
2014 Notes	$299	$569
2019 Notes, current	—	54,530
Total convertible notes, net	299	55,099
Term loan, non-current	—	3,414
Term loan, current	—	5,000
Total debt	$299	$63,513

Convertible Notes

In February 2014, the Company closed an underwritten public offering of the 2014 Notes, which will mature on February 1, 2034, unless earlier converted, redeemed or repurchased in accordance with the terms of the 2014 Notes. Holders may require the Company to repurchase all or a portion of their outstanding 2014 Notes at a repurchase price in cash equal to 100% of the principal amount of the 2014 Notes plus accrued and unpaid interest. On February 6, 2024, one holder of the 2014 Notes exercised their repurchase right available at such time, and the Company repurchased an immaterial amount of principal and accrued interest.

In November 2019, the Company issued $55.0 million aggregate principal amount of the 2019 Notes. Net proceeds from the 2019 Notes issuance of $52.7 million, after deductions for commissions and other debt issuance costs, were used to retire all but $1.1 million of the aggregate principal value of the 2014 Notes then outstanding. The 2019 Notes bore interest at 5.25% per annum and were payable semiannually on June 1 and December 1 of each year. The 2019 Notes matured on December 1, 2024 and were fully repaid by the Company.

Term Loan Facility, net

On August 2, 2021, the Company amended its revolving credit facility to, amongst other things, provide for the Term Loan Facility. As of December 31, 2023, the Term Loan Facility was fully drawn with an outstanding principal balance of $7.9 million and a carrying value of $8.4 million. The interest rate on the Term Loan Facility was the greater of 4.0% per annum or a floating per annum rate equal to the prime rate plus 0.75%. Interest on any outstanding term loan advances was due and payable monthly. In addition to the monthly interest payments, a final payment equal to 6.5% of the original principal amount of each advance was due the earlier of the maturity date or the date the advance is repaid. Principal balances were required to be repaid in 24 equal installments which began on August 1, 2023.

On March 4, 2024, the Company fully repaid all outstanding indebtedness owed pursuant to the Term Loan Facility and terminated the agreement.

Bridge Loans

On January 23, 2022, the Company entered into separate loan agreements (collectively, the "Bridge Loan Agreements") with various investors for the Bridge Loans. The Bridge Loans were fully drawn on January 24, 2022, and automatically converted into Series B Redeemable Preferred Stock upon the subsequent closing of the Private Placement Issuance on April 4, 2022 (the "Private Placement Issuance closing date").

Applying the guidance in ASC 825 Financial Instruments, the Company elected to record the Bridge Loans at their fair value using a probability-weighted expected return method for the valuation analysis of the Bridge Loans. This resulted in a $13.7 million change in fair value of the Bridge Loans from $25.0 million at inception to $38.7 million as of the Private Placement Issuance closing date, including the portion attributable to accrued interest, which is reflected as a non-operating unrealized loss on the Bridge Loans in the accompanying consolidated statements of operations for the year ended December 31, 2022.

8. Leases

The Company has operating leases for buildings, equipment and vehicles. Existing leases have remaining terms ranging from less than one year to approximately 5 years. Some leases contain options to extend the lease, usually for up to five years, along with termination options. The Company’s facility lease has an expiration date of April 30, 2030 and contains an option to extend the lease, for up to five years, along with termination options. The Company is utilizing one floor (19th floor) for its corporate operations with all expense for this floor included within selling, general and administrative expense on the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023.

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

As part of the Company’s restructuring plan discussed further in Note 17, in August 2022, the Company entered into an agreement to sublease approximately 25% of its corporate headquarters space (18th floor) in South San Francisco, California for a period of 39 months, which commenced in October 2022. The Company expects to recognize $4.8 million of sublease income over the lease term. As of December 31, 2024, 12 months were remaining on the sublease. The Company expects to recognize $1.6 million of sublease income over the remaining lease term. In addition, on February 28, 2023, the Company signed a second agreement to sublease an additional 25% of its corporate headquarters (21st floor) for a period of 77 months, which commenced on December 1, 2023. The Company expects to recognize additional sublease income of $9.1 million over the lease term. At December 31, 2024, $7.7 million of sublease income is expected to be recognized over the remaining 64 months of the lease term.

Rent expense, net of sublease income, is reported within restructuring and related charges for the year ended December 31, 2024, in the consolidated statements of operations. The Company has fully vacated and is in the process of potentially subleasing an additional floor (20th floor).

Lease Costs

Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period, including the Company's historical leases and those assumed in connection with the Merger, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$9,873	$7,995	$7,987
Variable lease cost	5,002	3,164	2,930
Less: Sublease income	(4,304)	(2,679)	(189)
Total lease cost	$10,571	$8,480	$10,728

Lease Maturities

Future minimum lease payments and sublease income as of December 31, 2024 under commenced non-cancelable operating leases are as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Sublease Income	Net Minimum Lease Payments for Operating Leases
2025	$9,717	$(2,953)	$6,764
2026	8,751	(1,381)	7,370
2027	7,419	(1,430)	5,989
2028	7,370	(1,480)	5,890
2029	7,613	(1,532)	6,081
Thereafter	2,611	(527)	2,084
Total future minimum payments (receipts)	$43,481	$(9,303)	$34,178
Imputed interest	(10,784)
Total operating lease liabilities	32,697
Less: current operating lease liabilities	(6,228)
Operating lease liabilities, non-current	$26,469

Supplemental Lease Information

Supplemental information related to the Company's operating leases was as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	4.7 years	5.9 years
Weighted average discount rate per annum	12.0%	11.8%
Cash paid for amounts included in the measurement of operating lease liabilities	$9,924	$7,931

9. Commitments and Contingencies

Other Commitments

In connection with the Illumina Agreement, SomaLogic, and now the Company, is required to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. In 2023, SomaLogic contracted with Integrated DNA Technologies, Inc. (“IDT”) to manufacture custom products. Under the contract manufacturing agreement with IDT, SomaLogic committed to minimum annual purchases of $2.3 million, which the Company subsumed in connection with the Merger. As the minimum contract term is three years, the total purchase commitment related to the IDT agreement is $6.9 million. In 2024, the Company contracted with LGC Genomics ("LGC") to satisfy the manufacturing capacity requirement of the Illumina Agreement. Under the LGC agreement, the

Company committed to minimum annual purchases of $1.0 million over a two-year minimum contract term, resulting in a total purchase commitment of $2.0 million. The Company placed initial orders in the fourth quarter of 2024, but does not expect to receive shipments until early 2025. As of December 31, 2024, the Company does not have additional material purchase commitments with remaining terms in excess of one year.

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

Indemnification

From time to time, the Company has entered into indemnification provisions under certain of its agreements in the ordinary course of business, typically with business partners, customers and suppliers. Pursuant to these agreements, the Company may indemnify, hold harmless and agree to reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is typically not limited to a specific amount. In addition, the Company has entered into indemnification agreements with its officers, directors and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. To date, the Company has not yet paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

In May 2024, the Company settled previously outstanding litigation with former stockholders of SomaLogic for $6.2 million consisting of the repurchase of approximately 1.84 million shares of the Company's common stock from the stockholders at the market price of $2.40 per share, and a cash payment of $1.8 million. The Company recognized a litigation loss of $0.6 million during the year ended December 31, 2024.

On June 4, 2024, the Company received a demand pursuant to Section 220 of the Delaware General Corporation Law from a stockholder to inspect the Company’s books and records relating to the prior conversion of the Company’s Series B Redeemable Preferred Stock. The Company has responded to the demand and has produced documents.

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

10. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following tables summarize the Company's assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2024 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$141,942	$141,942	$—	$—
Cash equivalents—U.S. treasury securities	2,990	—	2,990	—
Short-term investments—U.S. treasury securities	126,146	—	126,146	—
Total assets measured at fair value	$271,078	$141,942	$129,136	$—

Liabilities:
Warrant liabilities	$274	$—	$—	$274
Contingent consideration	5,600	—	—	5,600
Total liabilities measured at fair value	$5,874	$—	$—	$5,874

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2023 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$35,385	$35,385	$—	$—
Short-term investments—U.S. treasury securities	63,191	—	63,191	—
Total assets measured at fair value	$98,576	$35,385	$63,191	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the year ended December 31, 2024.

The following table summarizes available-for-sale-securities (in thousands):

			As of December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$141,942	$—	$—	$141,942
Cash equivalents—U.S. treasury securities		2,989	1	—	2,990
Short-term investments—U.S. treasury securities	1 or less	125,975	171	—	126,146
Total assets measured at fair value		$270,906	$172	$—	$271,078

			As of December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$35,385	$—	$—	$35,385
Short-term investments—U.S. treasury securities	1 or less	63,169	22	—	63,191
Total assets measured at fair value		$98,554	$22	$—	$98,576

As of December 31, 2024, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company's Level 3 liabilities that are measured at fair value on a recurring basis:

	Warrant Liabilities	Contingent Consideration
Balance at December 31, 2023	$—	$—
Fair value of warrant liabilities assumed in connection with the Merger	906	—
Fair value of contingent consideration recorded in connection with the acquisition of Sengenics	—	5,600
Change in fair value	(632)	—
Balance at December 31, 2024	$274	$5,600

Warrant liabilities

The Warrants were valued using Level 2 inputs as of the Closing Date as the Public Warrants were actively traded at that date. Therefore, the Company had directly observable prices for identical instruments as of the Closing Date. Following the Closing Date, and as of December 31, 2024, the Public Warrants were no longer publicly traded (see Note 2), so the Warrants were valued using a binomial lattice model (a special case of the income approach), using the following Level 3 inputs:

	December 31, 2024	January 5, 2024
Volatility	75.0%	70.2%
Risk-free rate	4.18%	4.20%
Warrant term	1.7	2.7

The following table summarizes amounts transferred into Level 3 of the fair value hierarchy during the year ended December 31, 2024:

	Year Ended December 31,
	2024	2023
Beginning balance	$—	$—
Transfer in	906	—
Unrealized gain	(632)	—
Ending balance	$274	$—
Amount of unrealized gain for the period included in income relating to liabilities at the end of the reporting period	$(632)	$—

Contingent consideration

The contingent consideration was valued using a Monte Carlo simulation as of November 21, 2024 and December 31, 2024, using the following Level 3 inputs:

	December 31, 2024	November 21, 2024
Revenue volatility	15%	15%
Risk-free rate	4.30%	4.30%
Expected Term	3.5	3.6

11. Mezzanine Equity

Series B Redeemable Preferred Stock

On January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Purchase Agreements") with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, Viking, and together with Casdin, the "Lenders"), whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the "Series B-1 Preferred Stock"), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the "Series B-2 Preferred Stock", and together with the Series B-1 Preferred Stock, the "Series B Preferred Stock" or the "Series B Redeemable Preferred Stock") at a purchase price of $1,000 per share (together with the issuance of shares of Series B Preferred Stock in connection with the conversion of the Bridge Loans, the "Private Placement Issuance"). On the Private Placement Issuance closing date, 225,000 shares of Series B Preferred Stock were issued in accordance with the Purchase Agreements and the Bridge Loans converted into 30,559 shares of Series B Preferred Stock, for a total of 255,559 shares of Series B Preferred Stock. The Company recorded the Series B Preferred Stock as mezzanine equity at its fair value upon issuance, net of any issuance costs, on the consolidated balance sheets as it has features, such as change of control and liquidation preference, which are outside of the Company’s control.

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

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin and Viking (together, the “Investors”). Pursuant to the Exchange Agreement, the Investors exchanged (the “Exchange”) an aggregate of (i) 127,780 shares of Series B-1 Preferred Stock and (ii) 127,779 shares of Series B-2 Preferred Stock, representing all of the outstanding shares of Series B Preferred Stock, for an aggregate of 92,930,553 shares of the Company’s common stock. The Exchange was completed on March 18, 2024. Following the closing of the Exchange, no shares of Series B Preferred Stock remained outstanding, and the Company had no amounts recorded in mezzanine equity.

On June 18, 2024, the Company filed a registration statement on Form S-3 (File No. 333-280321), which became effective on June 27, 2024, registering the resale of 105,116,628 shares of common stock, including the shares of common stock which were issued upon conversion of the Series B Preferred Stock in the Exchange.

The Exchange was considered to be an induced conversion of preferred stock as the Investors received a lower conversion price, and were issued more shares of common stock than provided under the original terms of the Purchase Agreements entered into with the Investors. The $46.0 million difference between the fair value of the inducement and the carrying value of the Series B Preferred Stock was recognized to the Company's accumulated deficit during the year ended December 31, 2024.

12. Shareholders' Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Board of Directors authorized a share repurchase program (the "2024 Share Repurchase Program") pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the year ended December 31, 2024, the Company repurchased 15,448,533 shares of its common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program.

Common Shares Reserved

As of December 31, 2024, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,195	890	457
2011 Equity Incentive Plan	7,604	11,759	23,640
2017 Inducement Award Plan	59	—	2
2017 Employee Stock Purchase Plan	—	—	1,064
SomaLogic Plans	24,355	740	—
Total common stock reserved for future issuance	39,213	13,389	25,163

13. Stock-based Compensation

Equity Compensation Plans

2011 Equity Incentive Plan

In January 2011, the Board of Directors adopted the 2011 Equity Incentive Plan ("2011 Plan") under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, PSUs, and performance shares may be granted to its employees, directors, and consultants. The 2011 Plan has been subsequently amended to, among other things, increase the shares of common stock available for issuance thereunder over time.

2022 Inducement Equity Incentive Plan

In April 2022, the Board of Directors adopted the 2022 Inducement Plan and reserved 9.5 million shares of common stock for the issuance of equity-based awards, including non-statutory stock options, RSUs, restricted stock, stock appreciation rights, performance shares and PSUs. In accordance with Nasdaq listing rules, equity awards issued under the 2022 Inducement Plan are restricted to individuals who are not already employees or directors of the Company. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the 2011 Plan.

The Board of Directors sets the terms, conditions, and restrictions related to the grant of stock options, RSUs and performance-based awards under its stock-based plans, as well as employee participation in the ESPP. The Board of Directors determines the number of awards to grant and also sets vesting criteria. In general, RSUs vest on a quarterly basis over a period of four years from the date of grant at a rate of 25% on the first anniversary of the grant date and ratably each quarter over the remaining 12 quarters, or ratably over 16 quarters, subject to the employees’ continued employment. The Company may grant RSUs with different vesting terms from time to time. Stock options granted under the Company's 2022 Inducement Plan and 2011 Plan have a term of no more than ten years from the date of grant and an exercise price of at least 100% of the fair market value of the underlying common stock on the date of grant. Generally, options vest at a rate of either 25% on the first anniversary of the option grant date and ratably each month over the remaining period of 36 months, or ratably each month over 48 months. The Company may grant options with different vesting terms from time to time. For performance-based share awards, the Board of Directors sets the performance objectives and other vesting provisions in determining the number of shares or value of performance units and performance shares that will be paid out. Such payout will be a function of the extent to which performance objectives or other vesting provisions have been achieved.

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

During the year ended December 31, 2024, the Company recorded $6.2 million of stock-based compensation expense due to the acceleration of awards for certain SomaLogic executives in connection with the Merger.

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	6,933	$2.46
Assumed through acquisition	2,970	2.00
Granted	10,850	2.20
Vested	(5,332)	2.29
Forfeited	(2,032)	2.28
Balance at December 31, 2024	13,389	$2.24

As of December 31, 2024, the unrecognized stock-based compensation expense related to outstanding unvested RSUs under the Company’s equity incentive plans was $25.3 million. The Company expects to recognize the expense over a weighted-average period of 2.9 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2023	9,294	$3.62	8.5
Assumed through acquisition	28,184	4.80
Granted	6,697	2.50
Exercised	(715)	2.07
Cancelled	(4,247)	3.88
Balance at December 31, 2024	39,213	$4.28	5.9	$2.75
Vested at December 31, 2024	28,594	$4.76	5.0	$2.75
Unvested options at December 31, 2024	10,619	$3.10	8.6	$—

(1)
Aggregate intrinsic value as of December 31, 2024 was calculated as the difference between the closing price per share of the Company’s common stock on The Nasdaq Global Select Market on December 31, 2024, which was $1.75, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised was $0.6 million during the year ended December 31, 2024, and was immaterial during the years ended December 31, 2023 and 2022. The total intrinsic value of options vested was immaterial during the year ended December 31, 2024, and was $0.1 million and zero during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, the unrecognized stock-based compensation expense related to outstanding unvested options under the Company’s equity incentive plans was $19.3 million. The Company expects to recognize the expense over a weighted-average period of 2.3 years.

The weighted average assumptions used to estimate the fair value of options granted were as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options
Weighted average expected volatility	89.0%	97.1%	91.8%
Weighted average expected term	6.6 years	4.7 years	4.3 years
Weighted average risk-free interest rate	4.4%	3.9%	2.6%
Dividend yield	—	—	—
Weighted-average fair value per share	$1.96	$1.49	$2.21

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

Performance-based Awards

In July 2023, the Company granted performance-based restricted stock units to certain executive officers that would vest based upon the achievement of specified revenue and EBITDA targets for the twelve months ended December 31, 2023, and the executive’s continued employment with the Company. Stock-based compensation expense is being recognized over the requisite service period, as it is deemed probable the Company will satisfy the performance measures. Certain of the specified revenue and EBITDA targets were met and the PSUs vested and were released from restriction in April 2024.

Activity under the performance-based awards was as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2023	309	$2.42
PSU granted	100	2.25
Performance adjustment	(26)	2.42
PSU released	(383)	2.38
Balance at December 31, 2024	—	$—

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of product revenue	$732	$652	$511
Cost of services revenue	648	159	81
Cost of collaboration and other revenue	3	—	—
Research and development expense	5,827	1,671	2,481
Selling, general and administrative expense	24,522	10,641	11,807
Total stock-based compensation expense	$31,732	$13,123	$14,880

14. Net Loss Per Share

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

Computation of net loss per share for the years ended December 31, 2024, 2023, and 2022, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss from operations	$(138,885)	$(74,656)	$(190,098)
Induced conversion of redeemable preferred stock	(46,014)	—	—
Net loss attributable to common stockholders	$(184,899)	$(74,656)	$(190,098)

Denominator:
Weighted-average shares outstanding during the period	353,245	79,160	78,305
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.94)	$(2.43)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSUs, PSUs, stock options, restricted shares and ESPP shares	52,602	16,740	15,752
Series B Preferred Stock	—	75,164	75,164
2019 Notes	—	18,966	18,966
2014 Notes	5	10	10
Warrants	11,692	—	—
Total	64,299	110,880	109,892

15. Income Taxes

The Company' loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(110,938)	$(40,587)	$(174,041)
International	(27,374)	(33,617)	(18,887)
Loss before income taxes	$(138,312)	$(74,204)	$(192,928)

Significant components of the Company's benefit (expense) from income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	(233)	(197)	(87)
Foreign	(103)	(373)	(405)
Total current tax expense	(336)	(570)	(492)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(237)	118	3,322
Total deferred benefit	(237)	118	3,322
Total benefit (expense) from income taxes	$(573)	$(452)	$2,830

Reconciliation of income taxes at the statutory rate to the benefit (expense) from income taxes recorded in the statements of operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax benefit at federal statutory rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	2.4	1.3	0.8
Foreign tax expense	0.0	8.1	0.8
Change in valuation allowance	(8.2)	(21.9)	17.1
Federal R&D credit	0.8	0.2	0.2
Unrecognized tax benefit	1.0	—	0.9
Non-deductible interest/premium	—	—	(0.3)
Bargain purchase gain	3.8	—	—
Non-deductible loss on Forward Sale of Preferred Stock and Bridge Loans	—	—	(8.0)
R&D tax credits expiring unutilized	(11.5)	—	(5.2)
NOL carryforwards expiring unutilized	(4.1)	(5.5)	(22.8)
Transaction costs	(1.6)	(1.5)	—
Executive stock-based compensation	(2.3)	(2.6)	(0.8)
Return to provision	(0.5)	2.5	—
Other, net	(1.2)	(2.0)	(2.2)
Effective tax rate	(0.4)%	(0.4)%	1.5%

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$242,050	$96,242
Reserves and accruals	14,672	3,152
Depreciation and amortization	3,354	564
Capitalized R&D costs	25,138	5,962
Tax credit carryforwards	17,216	15,463
Stock-based compensation	7,801	1,143
Right-of-use lease liabilities	7,749	7,782
Total gross deferred tax assets	317,980	130,308
Valuation allowance on deferred tax assets	(304,382)	(124,124)
Total deferred tax assets, net of valuation allowance	13,598	6,184
Deferred tax liabilities:
Fixed assets and intangibles	(7,740)	(54)
Right-of-use assets	(6,801)	(6,836)
Total deferred tax liabilities	(14,541)	(6,890)
Net deferred tax liability	$(943)	$(706)

Deferred tax liability per balance sheet	$(1,081)	$(841)
Less deferred tax assets included in other long-term assets	138	135
Net deferred tax liability	$(943)	$(706)

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company is in the process of updating its Section 382 Study through December 31, 2024, and anticipates that an ownership change occurred on March 18, 2024 due to the change in the public group of shareholders. The Company is anticipating that as a result of this ownership change, a portion of the Company's net operating loss carryforwards and its R&D credits will expire unutilized. Subsequent ownership changes may further affect the limitation in future years.

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

The valuation allowances of $304.4 million and $124.1 million as of December 31, 2024 and 2023, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. The Company believes it is more likely than not that U.S. federal and state, Canada and Netherlands deferred tax assets relating to temporary differences, net operating losses and research and development credits are not realizable. As such, full valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the U.S. federal and state, Canada, the Netherlands, and Malaysia.

A reconciliation of the beginning and ending amounts of the valuation allowance for the years ended December 31, 2024, 2023 and 2022, is as follows (in thousands):

Valuation Allowance
December 31, 2021	$141,087
Charges to earnings	—
Charges to other accounts	(33,194)
December 31, 2022	107,893
Charges to earnings	—
Charges to other accounts	16,231
December 31, 2023	124,124
Charges to earnings	—
Charges to other accounts	180,258
December 31, 2024	$304,382

As of December 31, 2024, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $947.8 million, and U.S. federal research and development tax credits of $1.6 million, which begin expiring in 2044. As of December 31, 2024, the Company had net operating loss carryforwards for state income tax purposes of $666.3 million, which expire in the year beginning 2025, and California research and development tax credits of $14.2 million, which do not expire. As of December 31, 2024, we had foreign net loss carryforwards of $50.6 million, which will begin to expire in 2028, and Canada investment tax credit carryforwards of $7.4 million, which begin to expire in 2036.

The aggregate changes in the balance of the Company's gross unrecognized tax benefits during 2024, 2023, and 2022, were as follows (in thousands):

December 31, 2021	$8,515
Increases in balances related to tax positions during a prior period	154
Increases in balances related to tax positions taken during current period	—
Decreases in balances related to tax positions during a prior period	(1,697)
December 31, 2022	6,972
Increases in balances related to tax positions during a prior period	105
Decreases in balances related to tax positions taken during current period	(138)
December 31, 2023	6,939
Increases in balances related to tax positions during a prior period	—
Increases in balances related to tax positions taken during current period	2,682
Decreases in balances related to tax positions during a prior period	(357)
December 31, 2024	$9,264

As of December 31, 2024, there were no unrecognized tax benefits that, if recognized, would reduce the Company's effective tax rate. The Company does not anticipate that existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Accrued interest and penalties related to unrecognized tax benefits was included in the income tax provision. The amount was immaterial as of December 31, 2024, 2023, and 2022.

The Company files income tax returns in the United States, its various states, and in certain foreign jurisdictions. As a consequence of having operating loss carryforwards, all tax years are open to federal and state examination in the United States. The Company is currently under examination by the Canada Revenue Agency (CRA) for 2022 and 2023. As of December 31, 2024, tax years from 2019 are open to examination in various foreign countries.

16. Segment Reporting

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

During the first quarter of 2024, the CODM began using operating income to assess segment performance and make resource allocation decisions. Each segment’s operating income is calculated by subtracting direct expenses, including cost of revenues and segment-specific operating expenses, from revenues. Corporate expenses, restructuring and related charges, transaction and integration expenses, interest, and income taxes are excluded from each segment's results, consistent with how our CODM evaluates segment performance.

The Company does not prepare or report segmented balance sheet information as the CODM does not use the information to assess segment operating performance. The segments adhere to the same accounting policies as the Company as a whole.

The Company's business segment information was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Proteomics segment:
Revenue	$135,789	$63,883	$52,502
Cost of revenue	73,992	37,644	32,461
Operating expenses	123,692	47,647	47,429
Proteomics loss from operations	$(61,895)	$(21,408)	$(27,388)

Genomics segment:
Revenue	$38,643	$42,457	$45,446
Cost of revenue:	16,178	18,246	28,436
Operating expenses	19,267	24,317	42,622
Genomics income (loss) from operations	$3,198	$(106)	$(25,612)
Total segment loss from operations	$(58,697)	$(21,514)	$(53,000)

Reconciliation of income (loss) from operations:
Corporate expenses	76,060	41,525	49,616
Restructuring and related charges	12,500	7,076	9,732
Transaction and integration expenses	27,979	6,485	3,857
Total loss from operations	$(175,236)	$(76,600)	$(116,205)

Depreciation and amortization:
Proteomics	$9,198	$12,072	$12,223
Genomics	1,486	601	230

17. Restructuring and Related Charges

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

The Company recognized restructuring charges of approximately $12.5 million during the year ended December 31, 2024, related to a restructuring plan implemented after the Merger to integrate operations and realize synergies.

For the years ended December 31, 2023 and 2022, the Company recognized restructuring and related charges of $7.1 million and $9.7 million, respectively, related to a restructuring plan implemented in 2022 to improve the Company's operational efficiency.

The Company also continues to recognize ongoing restructuring charges from its restructuring plans for facility-related costs, which will continue through the termination of the facility leases.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2021	$—	$—	$—	$—
Restructuring and related charges	5,849	2,885	998	9,732
Cash payments	(1,835)	(2,885)	(979)	(5,699)
Balance at December 31, 2022	4,014	—	19	4,033
Restructuring and related charges	2,379	4,160	537	7,076
Cash payments	(5,568)	(4,160)	(556)	(10,284)
Balance at December 31, 2023	825	—	—	825
Restructuring and related charges	8,988	2,779	733	12,500
Cash payments	(8,232)	(2,779)	(733)	(11,744)
Balance at December 31, 2024	$1,581	$—	$—	$1,581

(1)
Restructuring liabilities are recorded in accrued liabilities on the consolidated balance sheets. Substantially all severance and other employee-related benefits related to ongoing benefit arrangements and were recorded pursuant to ASC 712.
(2)
Other restructuring liabilities are comprised mainly of sublease commissions and are recorded in other accrued liabilities on the consolidated balance sheets.

The Company’s restructuring and related charges by segment and corporate were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restructuring:
Proteomics	$—	$1,010	$1,363
Genomics	—	714	1,273
Corporate expenses	12,500	5,352	7,096
Total restructuring and related charges	$12,500	$7,076	$9,732

18. Related Parties

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

19. 401(k) Plan

The Company sponsors 401(k) savings plans for its employees in the United States that stipulates that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 100% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. Employer matching contributions to the 401(k) plan were $0.8 million, $0.5 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Management has excluded SomaLogic, Inc. from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired in a business combination during 2024. SomaLogic, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 51% and 47%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

PricewaterhouseCoopers LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, as stated in its report dated March 10, 2025, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our proxy statement for the 2025 annual meeting of stockholders (the "Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, under the headings “Management and Corporate Governance,” “Delinquent Section 16(a) Reports” and “Code of Ethics and Conduct” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement under the headings “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation (Human Capital) Committee Interlocks and Insider Participation,” “Compensation (Human Capital) Committee Report” and “Risks Related to Compensation Practices and Policies” and is incorporated herein by reference. The section titled “Pay Versus Performance” in the Proxy Statement is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information, if any, required by this item will be set forth in our Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in our Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
2.1††	Agreement and Plan of Merger, dated January 28, 2014, by and among DVS Sciences, Inc., Standard BioTools Inc. (formerly Fluidigm Corporation), Dawid Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	001-34180	2.1	1/29/2014

2.2††	Merger Agreement, dated as of March 28, 2021, as amended by the First Amendment thereto dated as of May 12, 2021 and the Second Amendment thereto dated as of July 15, 2021, by and among SomaLogic, Inc. (CM Life Sciences II, Inc.), S-Craft Merger Sub, Inc., and SomaLogic Operating Co., Inc. (formerly SomaLogic, Inc.).	S-4/A	333-256127	2.1	8/5/2021

2.3†	Agreement and Plan of Merger, dated as of July 25, 2022, by and among SomaLogic, Inc., Panther Merger Subsidiary I, LLC, Panther Merger Subsidiary I, LLC, Palamedrix, Inc., and Securityholder Representative Services LLC.	8-K	001-40090	2.1	7/27/2022

2.4††	Agreement and Plan of Merger, dated as of October 4, 2023, by and among Standard BioTools Inc., SomaLogic, Inc., and Martis Merger Sub, Inc.	8-K	001-34180	2.1	10/4/2023

3.1	Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc.	8-K	001-34180	3.1	1/5/2024

3.5	Certificate of Designations of Rights, Preferences and Privileges of Series B-1 Convertible Preferred Stock.	8-K	001-34180	3.6	4/5/2022

3.6	Certificate of Designations of Rights, Preferences and Privileges of Series B-2 Convertible Preferred Stock.	8-K	001-34180	3.7	4/5/2022

3.7	Certificate of Elimination of Series B-1 Convertible Preferred Stock.	8-K	001-34180	3.1	3/18/2024

3.8	Certificate of Elimination of Series B-2 Convertible Preferred Stock.	8-K	001-34180	3.2	3/18/2024

4.1	Specimen Stock Certificate of Standard BioTools Inc.	S-8	333-264086	4.1	4/1/2022

4.2	Description of Securities.	Filed herewith

4.3	Indenture, dated February 4, 2014, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.1	2/4/2014

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
4.4	First Supplemental Indenture, dated February 4, 2014, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.2	2/4/2014

4.5	Form of Global Note (included in Exhibit 4.4).	8-K	001-34180	4.3	2/4/2014

4.6	Indenture, dated November 22, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and U.S. Bank National Association.	8-K	001-34180	4.1	11/22/2019

4.7	Form of 5.25% Convertible Senior Note due 2024 (included in Exhibit 4.6).	8-K	001-34180	4.2	11/22/2019

4.8	Warrant Agreement, dated as of February 22, 2021, by and between SomaLogic, Inc. (formerly CM Life Sciences II Inc.) and Continental Stock Transfer & Trust Company.	8-K	001-40090	10.1	2/26/2021

4.9	Form of SomaLogic, Inc. Subscription Agreement.	8-K	001-40090	10.1	3/29/2021

10.1#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and certain of its officers and directors.	S-1/A	333-170965	10.1	1/28/2011

10.2#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. and certain of its officers and directors.	10-K	001-40090	10.2	3/1/2024

10.3	Lease, dated as of March 20, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	5/7/2019

10.4	First Amendment to Lease, dated as of April 26, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2	5/7/2019

10.5	Second Amendment to Lease, dated as of February 25, 2020, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	10.2B	2/25/2021

10.6†	Office Lease, dated as of August 17, 2015, by and among Rodick Equities Inc., Standard BioTools Canada Inc. (formerly Fluidigm Canada Inc.), and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	11/9/2015

10.7	Tenancy for Flatted Factory Space, dated as of July 27, 2005, by and between JTC Corporation and Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.).	S-1	333-170965	10.20	12/3/2010

10.8	Offer of Tenancy for Facility Lease, dated as of October 14, 2013, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and SBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-K	001-34180	10.21	3/12/2014

10.9	Offer of Tenancy for Lease of Additional Space, dated as of April 2, 2015, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.1	8/10/2015

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.10	Lease Agreement, dated as of November 19, 2020, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.2	8/6/2021

10.11	Lease Agreement, dated as of June 8, 2021, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.3	8/6/2021

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

		10-Q	001-34180	10.2A	11/9/2020

10.19†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3	11/9/2020

10.20†	First Amendment to Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3A	11/9/2020

10.21†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.4	11/9/2020

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.22†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.5	11/9/2020

10.23†	Letter Agreement, dated as of December 22, 2004, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.6	11/9/2020

10.24	Purchase Agreement, dated as of November 20, 2019, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and Barclays Capital Inc., as representative of the several initial purchasers named in Schedule I thereto.	8-K	001-34180	10.1	11/22/2019

10.25†	Solicitation/Contract/Order for Commercial Items, dated as of July 30, 2020, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and National Institutes of Health, as amended on September 28, 2020.	10-Q	001-34180	10.1	11/9/2020

10.26†	Amendment of Solicitation/Modification of Contract, dated as of May 10, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	8/6/2021

10.27†	Amendment of Solicitation/Modification of Contract, dated as of September 29, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	11/9/2021

10.28	Private Placement Warrants Purchase Agreement, dated February 22, 2021, by and among SomaLogic, Inc. (formerly CM Life Sciences II Inc.), CMLS Holdings LLC and certain directors (and/or entities controlled by them) named in Exhibit A thereto.	8-K	001-40090	10.4	2/26/2021

10.29	Registration Rights Agreement, dated as of January 23, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-34180	10.5	1/24/2022

10.30	SomaLogic, Inc. (formerly CM Life Sciences II Inc.) Form of Amended and Restated Registration Rights Agreement.	8-K	001-40090	10.6	3/29/2021

10.31#	Standard BioTools Inc. (formerly Fluidigm Corporation) Executive Bonus Plan.	10-Q	001-34180	10.25	3/28/2011

10.32#	Form of Amended and Restated Employment and Severance Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and each of its executive officers.	8-K	001-34180	10.14	12/11/2012

10.33#	Standard BioTools Inc. (formerly Fluidigm Corporation) Form of Retention Letter.	8-K	001-34180	10.10	1/24/2022

10.34#	Michael Egholm Offer Letter.	8-K	001-34180	10.7	1/24/2022

10.35#	Alex Kim Offer Letter.	8-K	001-34180	10.9	1/24/2022

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.36#	Sean Mackay Offer Letter.	Filed Herewith

10.37#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2020 Change of Control and Severance Plan.	10-Q	001-34180	10.5	8/7/2020

10.38#	Standard BioTools Inc. 2023 Change of Control and Severance Plan.	8-K	001-34180	10.1	7/28/2023

10.39#	Standard BioTools Inc. 2023 Change of Control and Severance Plan Participation Agreement, dated as of July 27, 2023, by and between Standard BioTools Inc. and Michael Egholm, Ph.D.	8-K	001-34180	10.2	7/28/2023

10.40#	2024 Change of Control and Severance Plan and Participation Agreement.	8-K	001-34180	10.1	8/30/2024

10.41#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan, as amended.	S-1	333-170965	10.3	12/3/2010

10.42#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan Forms of Agreements.	S-1	333-170965	10.3A	12/3/2010

10.43#	Amendments to the Standard BioTools Inc. 2011 Equity Incentive Plan, the Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan and the Standard BioTools Inc. (formerly DVS Sciences, Inc.) 2010 Equity Incentive Plan.	8-K	001-34180	10.2	8/2/2017

10.44#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-34180	10.1	1/5/2024

10.45#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Forms of Agreements for U.S. Participants.	SC TO-I	005-86635	(d)(2)	8/23/2017

10.46#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	005-86635	(d)(3)	8/23/2017

10.47#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	005-86635	(d)(4)	8/23/2017

10.48#	UK Sub-Plan to the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan.	SC TO-I	005-86635	(d)(5)	8/23/20217

10.49#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(6)	8/23/2017

10.50#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Stock Option Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(7)	8/23/2017

10.51#	Standard BioTools Inc. 2011 Equity Incentive Plan Form of PSU Award Agreement.	8-K	001-34180	10.3	7/28/2023

10.52#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2017 Inducement Award Plan and Form of Agreements.	8-K	001-34180	10.1	1/11/2017

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed

10.53#	Standard BioTools Inc. (formerly Fluidigm Corporation) Amended and Restated 2017 Employee Stock Purchase Plan.	8-K	001-34180	10.1	6/24/2020

10.54#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-264086	4.9	4/1/2022

10.55#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-264086	99.1	4/1/2022

10.56#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement.	S-8	333-264086	99.2	4/1/2022

10.57#	SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.7	5/14/2021

10.58#	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.8	5/14/2021

10.59#	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.9	5/14/2021

10.60#	SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.10	5/14/2021

10.61#	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.11	5/14/2021

10.62#	SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.1	8/5/2021

10.63#	SomaLogic, Inc. Employee Stock Purchase Plan.	S-4/A	333-256127	10.2	8/5/2021

10.64#	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.3	6/5/2021

10.65#	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.4	6/5/2021

10.66#	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.5	6/5/2021

10.67#	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.6	6/5/2021

10.68#	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.7	6/5/2021

10.69	Third Amendment to Collaboration Agreement, dated September 21, 2023, by and among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina, Inc.	10-Q	001-40090	10.1	11/8/2023

10.70	Second Amendment to Collaboration Agreement, dated June 15, 2023, by and among SomaLogic, Inc., Illumina Cambridge, Ltd., and Illumina Inc.	10-Q	001-40090	10.4	8/14/2023

10.71	First Amendment to Collaboration Agreement, dated November 14, 2022, by and among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	001-39796	10.38	3/28/2023

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.72†	Collaboration Agreement, dated December 31, 2021, by and among SomaLogic, Inc., Illumina Cambridge, Ltd. and Illumina, Inc.	10-K	001-40090	10.36	3/29/2022

10.73	Second Amendment to Supply Agreement, dated April 11, 2023, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-Q	001-40090	10.1	8/14/2023

10.74†	Supply Agreement, dated April 8, 2019, by and between SomaLogic, Inc. and Agilent Technologies, Inc., as amended by that certain First Amendment to Supply Agreement, dated October 1, 2021, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-K	001-40090	10.34	3/29/2022

10.75#	Standard BioTools Inc. Nonemployee Director Compensation Policy.	10-K/A	001-40090	10.96	4/26/2024

10.76	Exchange Agreement, dated March 18, 2024, by and between Standard BioTools Inc. and Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-40090	10.1	3/18/2024

19.1	Standard BioTools Inc. Insider Trading Policy	Filed herewith

21.1	Subsidiaries of Standard BioTools Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

97.1#	Standard BioTools Inc. Clawback Policy.	10-K	001-40090	97.1	3/1/2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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

STANDARD BIOTOOLS INC.

Dated: March 10, 2025	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Egholm, Ph.D., and Alex Kim, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and any amendments thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Egholm, Ph.D.	President and Chief Executive Officer (Principal Executive Officer); Director	March 10, 2025
Michael Egholm, Ph.D.

/s/Alex Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2025
Alex Kim

/s/ Tom Carey	Chairman of the Board of Directors	March 10, 2025
Tom Carey

/s/ Fenel M. Eloi	Director	March 10, 2025
Fenel M. Eloi

/s/ Eli Casdin	Director	March 10, 2025
Eli Casdin

/s/ Kathy Hibbs	Director	March 10, 2025
Kathy Hibbs

/s/ Troy Cox	Director	March 10, 2025
Troy Cox

/s/ Frank Witney, Ph.D.	Director	March 10, 2025
Frank Witney, Ph.D.