Form 10-Q
period 2025-03-31
STANDARD BIOTOOLS INC.
filed 2025-05-06
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, there were 379,822,268 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, timing of shipments, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, anticipated National Institutes of Health funding pressures, the expected effect from U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses and discontinuing of certain product lines) and our expectations regarding the benefits and integration of acquired businesses and/or products. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “Annual Report”). Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ Real Time PCR System, Xgrade™, SomaLogic®, SomaScan®, SOMAmer®, SomaSignal®, Power by SomaLogic™, DataDelve™, KREX™, Sengenics™, i-Ome™, OncoREX™, and Cardio DM™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$150,880	$166,728
Short-term investments	107,182	126,146
Accounts receivable, net	35,480	33,608
Inventory	42,125	40,737
Prepaid expenses and other current assets	8,352	8,661
Total current assets	344,019	375,880
Inventory, non-current	18,281	18,528
Property and equipment, net	43,593	42,556
Operating lease right-of-use asset, net	27,422	28,828
Other non-current assets	6,506	6,301
Acquired intangible assets, net	28,057	28,954
Goodwill	111,719	111,297
Total assets	$579,597	$612,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,778	$12,282
Accrued liabilities	21,972	30,739
Operating lease liabilities, current	6,334	6,228
Deferred revenue, current	12,763	13,118
Deferred grant income, current	3,389	3,527
Total current liabilities	56,236	65,894
Convertible notes, non-current	299	299
Deferred tax liability	1,031	1,081
Operating lease liabilities, non-current	24,897	26,469
Deferred revenue, non-current	32,548	32,674
Deferred grant income, non-current	6,501	7,243
Other non-current liabilities	3,490	6,962
Total liabilities	125,002	140,622
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value, 600,000 shares authorized at March 31, 2025 and December 31, 2024; 397,667 and 396,110 shares issued at March 31, 2025 and December 31, 2024, respectively; 379,087 and 377,530 shares outstanding at March 31, 2025 and December 31, 2024, respectively	397	396
Additional paid-in capital	1,711,180	1,702,219
Accumulated other comprehensive loss	1,169	1,225
Accumulated deficit	(1,211,684)	(1,185,651)
Treasury stock at cost: 18,580 shares at March 31, 2025 and December 31, 2024	(46,467)	(46,467)
Total stockholders’ equity	454,595	471,722
Total liabilities and stockholders’ equity	$579,597	$612,344

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$22,232	$23,592
Services revenue	17,607	21,027
Collaboration and other revenue	956	921
Total revenue	40,795	45,540
Cost of revenue:
Cost of product revenue	10,730	12,781
Cost of services revenue	10,302	8,509
Cost of collaboration and other revenue	22	62
Total cost of revenue	21,054	21,352
Gross profit	19,741	24,188
Operating expenses:
Research and development	11,328	15,980
Selling, general and administrative	38,707	46,943
Restructuring and related charges	1,552	4,284
Transaction and integration expenses	1,124	17,163
Total operating expenses	52,711	84,370
Loss from operations	(32,970)	(60,182)
Bargain purchase gain	—	25,213
Interest income	2,916	6,207
Interest expense	(2)	(1,033)
Other income (expense), net	3,872	(2,234)
Loss before income taxes	(26,184)	(32,029)
Income tax benefit (expense)	151	(128)
Net loss	$(26,033)	$(32,157)
Induced conversion of redeemable preferred stock	—	(46,014)
Net loss attributable to common stockholders	$(26,033)	$(78,171)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.27)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	378,228	294,125

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(26,033)	$(32,157)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	70	536
Net change in unrealized gain (loss) on investments	(126)	(107)
Other comprehensive income (loss), net of tax	(56)	429
Comprehensive loss	$(26,089)	$(31,728)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	1,557	1	(48)	—	—	—	—	(47)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Net loss	—	—	—	—	(26,033)	—	—	(26,033)
Other comprehensive income, net of tax	—	—	—	(56)	—	—	—	(56)
Balance as of March 31, 2025	397,667	$397	$1,711,180	$1,169	$(1,211,684)	(18,580)	$(46,467)	$454,595

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	1,733	2	(20)	—	—	—	—	(18)
Exercise of stock options	47	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	11,611	—	—	—	—	11,611
Repurchase of common stock	—	—	—	—	—	(4,119)	(11,051)	(11,051)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Merger consideration (1)	209,577	209	444,010	—	—	—	—	444,219
Net loss	—	—	—	—	(32,157)	—	—	(32,157)
Other comprehensive income, net of tax	—	—	—	429	—	—	—	429
Balance as of March 31, 2024	387,652	$387	$1,674,672	$(1,792)	$(1,078,923)	(7,251)	$(17,028)	$577,316

(1) Merger consideration included 26,367 shares of common stock that were issued to a related party. See Note 13, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(26,033)	$(32,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(25,213)
Stock-based compensation expense	9,009	11,611
Amortization of acquired intangible assets	898	2,106
Depreciation and amortization	3,273	3,088
Accretion of discount on short-term investments, net	(841)	(2,660)
Non-cash lease expense	1,438	1,446
Provision for excess and obsolete inventory	815	655
Change in fair value of warrants	(232)	853
Change in fair value of contingent consideration	(3,400)	—
Other non-cash items	385	293
Changes in assets and liabilities:
Accounts receivable, net	(2,021)	686
Inventory	(3,817)	(6,329)
Prepaid expenses and other assets	502	(1,409)
Accounts payable	(578)	(10,284)
Accrued liabilities	(7,753)	2,496
Deferred revenue	(527)	(1,751)
Operating lease liabilities	(1,504)	(1,454)
Other liabilities	103	(4,453)
Net cash used in operating activities	(30,283)	(62,476)
Investing activities
Cash and restricted cash acquired in merger	—	280,033
Purchases of short-term investments	(32,321)	(73,177)
Proceeds from sales and maturities of investments	52,000	112,000
Purchases of property and equipment	(5,054)	(781)
Net cash provided by investing activities	14,625	318,075
Financing activities
Repayment of term loan and convertible notes	—	(8,192)
Payment of term loan fee	—	(545)
Repurchase of common stock	—	(11,051)
Payments for taxes related to net share settlement of equity awards and other	(46)	(17)
Proceeds from exercise of stock options	—	72
Net cash used in financing activities	(46)	(19,733)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	357	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,347)	235,845
Cash, cash equivalents and restricted cash at beginning of period	168,818	52,499
Cash, cash equivalents and restricted cash at end of period	$153,471	$288,344

Supplemental disclosures of cash flow information
Equity consideration transferred in connection with merger (1)	$—	$444,219
Cash paid for interest	4	190
Cash paid for income taxes, net of refunds	201	240
Non-cash right-of-use assets and lease liabilities	20	—
Asset retirement obligations	645	757

(1) Equity consideration transferred in connection with merger included 26,367 shares of common stock that were beneficially issued to a related party. See Note 13, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Standard BioTools Inc. (“Standard BioTools” or the “Company”) is a Delaware corporation headquartered in South San Francisco, California.

The Company develops, manufactures and sells a diversified range of instrumentation, consumables, and services that help scientists and biomedical researchers develop better therapeutics faster. Its proprietary multi-omics tools provide unique insights into human health, immune response, and disease states across a broad range of applications, including proteomics and genomics, and other areas of translational and clinical research.

The Company works with leading academic, government, pharmaceutical, biotechnology, plant and animal research, and clinical laboratories worldwide, focusing on the most pressing needs in translational and clinical research, including oncology, immunology, and immunotherapy.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2024 (the “2024 Financial Statements”) included in the Company's Annual Report.

Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Segment Reporting

The Company identifies operating and reportable segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s Chief Executive Officer (“CEO”) is its CODM. The Company reassesses its operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed.

Historically, the Company has managed its business as two operating and reportable segments: proteomics and genomics. Subsequent to the completion of its merger (the “Merger”) with SomaLogic, Inc. (“SomaLogic”) on January 5, 2024, the CODM continued managing the business as proteomics and genomics segments, with SomaLogic attributed to the proteomics segment. During the first quarter of 2025, after the full integration of SomaLogic and assessment of 2024 results, the CODM evaluated how the fully integrated, combined company should be managed. Subsequently, the CODM began managing the business on a consolidated basis, as a multi-omics company. Therefore, the Company reassessed its operating and reportable segments, concluding that it has one operating and reportable segment: the consolidated company.

Due to the resegmentation that was implemented commencing with the first quarter of fiscal year 2025, prior period segment results have been recast to conform to the current segment presentation. See Note 12, Segment Reporting, for more information on the new reportable segment. See Note 4, Goodwill and Acquired Intangible Assets, for the allocation of goodwill to the new reportable segment.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Actual results could differ materially from these estimates.

Significant estimates and assumptions which form the basis of amounts reported in the condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in contracts with customers; standalone selling prices of the Company's performance obligations; timing of revenue recognition; fair value measurements; net realizable value of inventory; income taxes; the fair value of intangible assets acquired in business combinations; and impairment of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill) . The Company bases its estimates on current facts and circumstances, historical experience, forecasted results, and various other assumptions that it believes to be reasonable. The Company obtains reports from third-party valuation experts to inform and support estimates related to certain fair value measurements.

Recent Accounting Changes and Accounting Pronouncements

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve disclosures about an entity's expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The new standard is effective for fiscal years beginning after December 15, 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

2. Business Combinations

SomaLogic

On January 5, 2024 (the “Closing Date”), the Company completed the Merger with SomaLogic, whereby SomaLogic and its subsidiaries became wholly owned subsidiaries of Standard BioTools. Upon completion of the Merger, each share of SomaLogic common stock was exchanged for 1.11 shares of the Company's common stock. The fair value of the consideration transferred in connection with the Merger was $444.2 million. As a result of the Merger, the Company recognized a gain on bargain purchase of $25.2 million. The purchase accounting for the Merger was finalized as of December 31, 2024, and no measurement period adjustments were recorded subsequent to the Closing Date.

Sengenics

On November 21, 2024, the Company acquired 100% of the equity interests in Sengenics Corporation Pte Ltd (“Sengenics”). During the three months ended March 31, 2025, the Company recorded a measurement period adjustment related to the finalization of certain tax estimates existing as of the acquisition date. The adjustment resulted in an increase to deferred tax liability and corresponding increase to goodwill of $0.3 million. The adjustment was recorded within the one-year measurement period, in accordance with ASC 805, Business Combinations.

For additional details regarding both business combinations, refer to Note 3, Business Combinations in the Company's Annual Report.

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three months ended March 31, 2025 and 2024 based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended March 31,
	2025	2024
Product revenue:
Instruments	$7,778	$6,285
Consumables	14,454	17,307
Total product revenue	22,232	23,592
Service revenue:
Lab services	12,106	14,862
Field services	5,501	6,165
Total service revenue	17,607	21,027
Product and service revenue	39,839	44,619
Collaboration and other revenue	956	921
Total revenue	$40,795	$45,540

	Three Months Ended March 31,
	2025	2024
Americas	$18,974	$24,664
Europe, Middle East and Africa	12,606	12,515
Asia-Pacific	9,215	8,361
Total revenue	$40,795	$45,540

Illumina Cambridge, Ltd.

In connection with the Merger, the Company assumed a multi-year arrangement with Illumina Cambridge, Ltd. (“Illumina”), originally entered into by SomaLogic and Illumina in December 2021 (the “Illumina Agreement”), to jointly develop and commercialize co-branded kits to combine Illumina's Next Generation Sequencing technology with SomaScan® technology (the “Co-Branded Kits”). Pursuant to the Illumina Agreement, SomaLogic received a non-refundable upfront payment of $30.0 million in January 2022. Subsequent to executing the Illumina Agreement, Illumina paid an additional $0.5 million to purchase the equipment, supplies and training necessary to run the SomaScan® assay at their facilities, representing a modification to the Illumina Agreement. As of the Closing Date, the Company determined that the transaction price of the Illumina Agreement was $30.5 million. Subsequent to commercialization of the Co-Branded Kits, the Company is entitled to receive $124.5 million of minimum guaranteed royalties through the term of the Illumina Agreement. No royalties were included in the Illumina transaction price as probability of commercialization had not been achieved as of the Closing Date.

Subsequent to commercialization of the Co-Branded Kits, Illumina has the right to purchase SOMAmer reagents below standalone selling price (“SSP”) through the remaining term of the Illumina Agreement, which will continue for approximately eight years following commercialization. Illumina's option to purchase SOMAmer reagents below SSP for this period represents a significant material right (the “Material Right”). As of the Closing Date, the Company allocated $30.4 million of the Illumina transaction price to the Material Right, which will be recognized as revenue as Illumina purchases SOMAmer reagents post commercialization.

During the first quarter of 2024, the Company determined that commercialization of the Co-Branded Kits is probable due to the launch of an early-access program and adjusted the transaction price to include $127.9 million of royalties expected to be received from 2025 through 2032. The Company allocated $0.4 million of the adjusted transaction price to satisfied performance obligations and recognized that amount as revenue on a cumulative catch-up basis. The total transaction price of the Illumina Agreement as adjusted is $158.4 million. Substantially all of the transaction price is allocated to the Material Right, which the Company expects to recognize as revenue over an 8-year period from 2025 through 2032.

NEC Corporation

Additionally, in connection with the Merger, the Company assumed a joint development and commercialization agreement (the “JDCA”) with NEC Solution Innovators, Ltd. (“NEC”), originally entered into by SomaLogic and NEC in March 2020, to develop and commercialize SomaScan® services in Japan. The JDCA is within the scope of ASC 808, Collaborative Arrangements, as both companies are active participants and are exposed to significant rewards and risks dependent on commercial failure or success, and is accounted for by analogy to ASC 606, Revenue from contracts with customers.

In connection with the Merger, the Company assumed certain contract liabilities and recorded $1.8 million of deferred revenue as of the Closing Date. Under the JDCA, the Company was entitled to receive $2.0 million in exchange for research and development (“R&D”) services, which was received in April 2024. Deferred revenue related to the JDCA has been fully recognized as of March 31, 2025.

New England Biolabs, Inc.

Also in connection with the Merger, the Company assumed a non-exclusive licensing agreement with New England Biolabs, Inc. (“NEB”), originally entered into by SomaLogic and NEB in September 2022 (the "NEB Agreement"), whereby the Company provides a license to use certain proprietary information and know-how relating to SomaLogic's aptamer technology. Under the NEB Agreement, the Company is guaranteed fixed minimum royalties of $5.0 million to be received through September 2025. No revenue related to the guaranteed fixed minimum royalties will be recognized, as all revenue related to the receivable was recognized by SomaLogic prior to the Merger. Any revenue above the guaranteed fixed minimum royalties will be recognized in the period in which the subsequent sale or usage has occurred. As of March 31, 2025, royalties receivable related to this agreement were $4.6 million, included in accounts receivable within current assets on the consolidated balance sheet.

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

	NEC	Illumina	Other	Total
Deferred revenue at December 31, 2024	$763	$30,012	$15,017	$45,792
Recognition of revenue from beginning deferred revenue balances	(763)	—	(4,291)	(5,054)
Revenue deferred during the period, net of revenue recognized	—	—	4,573	4,573
Deferred revenue at March 31, 2025	$—	$30,012	$15,299	$45,311

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of March 31, 2025 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2025 remainder of the year	$9,246
2026	5,226
2027	2,184
Thereafter	1,564
Total	$18,220

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

4. Goodwill and Acquired Intangible Assets, net

As a result of the Company's change to its operating and reportable segments in the first quarter of 2025, the Company also re-assessed its reporting units for goodwill impairment testing. The number of reporting units decreased from two reporting units to one reporting unit. As of March 31, 2025, the Company had one reporting unit for goodwill impairment testing. The Company performed a goodwill impairment analysis immediately prior to and following the change in reporting units. No goodwill impairment charges were recorded during the three months ended March 31, 2025.

The changes in carrying value of goodwill are as follows (in thousands):

Amount
Balance as of December 31, 2024	$111,297
Measurement period adjustment (1)	336
Foreign currency translation	86
Balance as of March 31, 2025	$111,719
(1)
The measurement period adjustment relates to an adjustment made to increase deferred tax liabilities assumed in connection with the acquisition of Sengenics, based on new information about facts and circumstances that existed as of the acquisition date.

Acquired intangible assets, net consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$143,050	$(120,260)	$22,790	$142,839	$(119,333)	$23,506
Trade name	3,250	(517)	2,733	3,250	(401)	2,849
Customer relationships	2,850	(316)	2,534	2,850	(251)	2,599
Acquired intangible assets, net	$149,150	$(121,093)	$28,057	$148,939	$(119,985)	$28,954

Total amortization expense of the Company's acquired intangible assets was $0.9 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future expected amortization expense of acquired intangible assets, net was as follows (in thousands):

Fiscal Period	Amount
2025 remainder of the year	$2,693
2026	3,590
2027	3,590
2028	3,590
2029	3,590
Thereafter	11,004
Total	$28,057

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$150,880	$166,728
Restricted cash	2,591	2,090
Total cash, cash equivalents and restricted cash	$153,471	$168,818

Restricted cash of $2.6 million and $2.1 million is included in other non-current assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade receivables	$30,611	$29,890
Royalty receivable, current	4,623	4,725
Other receivables	1,476	197
Less: allowance for expected credit losses	(1,230)	(1,204)
Accounts receivable, net	$35,480	$33,608

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$19,882	$21,304
Work-in-process	28,888	28,199
Finished goods	11,636	9,762
Total inventory	$60,406	$59,265
Inventory, current	$42,125	$40,737
Inventory, non-current (1)	$18,281	$18,528
(1)
The value of inventory that is not expected to be used within 12 months of the balance sheet date is classified as non-current inventory on the consolidated balance sheets.

The Company recorded charges for excess and obsolete inventory of $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory and manufacturing equipment	$60,645	$60,638
Leasehold improvements	17,472	17,445
Computer equipment	7,912	7,909
Internal-use software	24,155	16,870
Office furniture and fixtures	3,480	3,478
Property and equipment, gross	113,664	106,340
Less accumulated depreciation and amortization	(77,063)	(73,244)
Construction-in-progress	6,992	9,460
Property and equipment, net	$43,593	$42,556

Depreciation and amortization expense related to property and equipment was $3.3 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and related benefits	$9,338	$14,706
Loss contingency accruals (1)	4,262	4,262
Accrued warranties	1,098	1,348
Accrued restructuring	1,450	1,581
Uninvoiced receipts	1,174	1,940
Other	4,650	6,902
Accrued liabilities	$21,972	$30,739

(1)
This amount primarily relates to a historical contingent consideration arrangement with former stockholders of SomaLogic, which remains recorded due to ongoing litigation.

6. Commitments and Contingencies

Other Commitments

In connection with the Illumina Agreement, SomaLogic, and now the Company, is required to engage with two contract manufacturing organizations in order to ensure manufacturing capacity. In 2023, SomaLogic contracted with Integrated DNA Technologies, Inc. (“IDT”) to manufacture custom products. Under the contract manufacturing agreement with IDT, SomaLogic committed to minimum annual purchases of $2.3 million, which the Company subsumed in connection with the Merger. As the minimum contract term is three years, the total purchase commitment related to the IDT agreement is $6.9 million. The Company has placed initial orders under the IDT contract and expects to receive shipments beginning in the second quarter of 2025.

In 2024, the Company contracted with LGC Genomics (“LGC”) to satisfy the manufacturing capacity requirement of the Illumina Agreement. Under the Company’s agreement with LGC, the Company committed to minimum annual purchases of $1.0 million over a two-year minimum contract term. The Company placed initial orders under the LGC contract in the fourth quarter of 2024 and received its first shipment under the contract in January 2025. As of March 31, 2025, the remaining purchase commitment relating to the LGC agreement totaled $2.0 million. The Company does not have additional material purchase commitments with remaining terms in excess of one year.

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

Indemnification

From time to time, the Company has entered into agreements in the ordinary course of business, with certain business partners, customers and suppliers, that contain indemnification provisions. Pursuant to these agreements, the Company may indemnify, hold harmless and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any patent or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of the indemnification provisions within these agreements is generally perpetual from the time of the execution of the respective agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is typically not limited to a specific amount.

In addition, the Company has entered into indemnification agreements with its officers, directors and certain other employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among others, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding that may arise by reason of their status or service as officers, directors, or employees. The Company does not have any indemnification liabilities related to these indemnification obligations recorded on its condensed consolidated balance sheet as of March 31, 2025.

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

Stockholder Litigation

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and the Company, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief was filed on March 14, 2025. Oral argument has been set for July 7, 2025. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

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

On June 4, 2024, the Company received a demand pursuant to Section 220 of the Delaware General Corporation Law from a stockholder to inspect the Company’s books and records relating to the prior conversion of the Company’s Series B Preferred Stock (as defined below). The Company has responded to the demand and has produced documents.

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

7. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$130,162	$130,162	$—	$—
Cash equivalents—U.S. treasury securities	—	—	—	—
Short-term investments—U.S. treasury securities	107,182	—	107,182	—
Total assets measured at fair value	$237,344	$130,162	$107,182	$—

Liabilities:
Warrant liabilities	$42	$—	$—	$42
Contingent consideration	2,200	—	—	2,200
Total liabilities measured at fair value	$2,242	$—	$—	$2,242

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2024 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$141,942	$141,942	$—	$—
Cash equivalents—U.S. treasury securities	2,990	—	2,990	—
Short-term investments—U.S. treasury securities	126,146	—	126,146	—
Total assets measured at fair value	$271,078	$141,942	$129,136	$—

Liabilities:
Warrant liabilities	$274	$—	$—	$274
Contingent consideration	5,600	—	—	5,600
Total liabilities measured at fair value	$5,874	$—	$—	$5,874

There were no transfers within the hierarchy and no changes in the valuation techniques used during the three months ended March 31, 2025.

The following table summarizes available-for-sale securities (in thousands):

			As of March 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Cash equivalents—money market funds		$130,162	$—	$—	$130,162
Cash equivalents—U.S. treasury securities		—	—	—	—
Short-term investments—U.S. treasury securities	1 or less	107,137	46	(1)	107,182
Total available-for-sale securities		$237,299	$46	$(1)	$237,344

			As of December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Cash equivalents—money market funds		$141,942	$—	$—	$141,942
Cash equivalents—U.S. treasury securities		2,989	1	—	2,990
Short-term investments—U.S. treasury securities	1 or less	125,975	171	—	126,146
Total available-for-sale securities		$270,906	$172	$—	$271,078

As of March 31, 2025, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments, and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company's Level 3 liabilities that are measured at fair value on a recurring basis:

	Warrant Liabilities	Contingent Consideration
Fair value as of December 31, 2024	$274	$5,600
Change in fair value	(232)	(3,400)
Fair value as of March 31, 2025	$42	$2,200

The decreases in fair value of the warrant liabilities and contingent consideration liability were recorded as gains in other income (expense) on the condensed consolidated statement for the three months ended March 31, 2025.

Warrant liabilities

The Warrants were valued using a binomial lattice model (a special case of the income approach), using the following Level 3 inputs:

	March 31, 2025	December 31, 2024
Volatility	80.0%	75.0%
Risk-free rate	3.93%	4.18%
Warrant term (in years)	1.4	1.7

Contingent consideration

The contingent consideration was valued using a Monte Carlo simulation as of March 31, 2025 and December 31, 2024, using the following Level 3 inputs:

	March 31, 2025	December 31, 2024
Revenue volatility	17.5%	15.0%
Risk-free rate	3.90%	4.30%
Expected Term	3.3	3.5

8. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Company's board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock under the 2024 Share Repurchase Program.

Common Shares Reserved

As of March 31, 2025, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,195	867	457
2011 Equity Incentive Plan	11,942	19,157	10,422
2017 Inducement Award Plan	59	—	2
2017 Employee Stock Purchase Plan	—	—	1,064
SomaLogic Plans	18,452	578	—
Total common stock reserved for future issuance	37,648	20,602	11,945

9. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in the 2024 Financial Statements. Under the Company’s 2022 Inducement Equity Incentive Plan (the “2022 Plan”), the Company has the ability to grant several forms of incentive awards to the Company's eligible employees, directors, and non-employee consultants.

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of product revenue	$252	$143
Cost of services revenue	242	95
Cost of collaboration and other revenue	1	1
Research and development expense	740	1,328
Selling, general and administrative expense	7,774	10,044
Total stock-based compensation expense	$9,009	$11,611

Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.

The following table summarizes our award activity for stock options and RSUs for the three months ended March 31, 2025 (in thousands):

	Stock Options	RSUs
Outstanding at December 31, 2024	39,213	13,389
Granted	4,345	9,315
Exercised or issued	—	(1,639)
Forfeited	(5,910)	(463)
Outstanding at March 31, 2025	37,648	20,602

10. Net Loss Per Share

The Company’s basic and diluted net loss per share is calculated by dividing net loss less any redemption or induced conversion on the Series B Preferred Stock by the weighted-average number of shares of common stock outstanding for the period. RSUs, performance stock units (“PSUs”), options to purchase the Company’s common stock, restricted stock, Employee Stock Purchase Plan

(“ESPP”) shares pending issuance, Series B Preferred Stock and convertible notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.

On January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the "Purchase Agreements") with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, "Casdin"), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, Viking, and together with Casdin, the “Investors"), whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the "Series B-1 Preferred Stock"), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the "Series B-2 Preferred Stock", and together with the Series B-1 Preferred Stock, the "Series B Preferred Stock") at a purchase price of $1,000 per share.

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin and Viking in which all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 92,930,553 shares of the Company's common stock. This transaction was determined to be an induced conversion due to a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and was included as a reduction to the numerator in calculating earnings per share for the three months ended March 31, 2024.

Computation of net loss per share for the three months ended March 31, 2025 and 2024 was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss from operations	$(26,033)	$(32,157)
Induced conversion of redeemable preferred stock	—	(46,014)
Net loss attributable to common stockholders	$(26,033)	$(78,171)

Denominator:
Weighted-average shares outstanding during the period	378,228	294,125
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.27)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs, PSUs, stock options, restricted shares and ESPP shares	58,250	46,021
2019 Notes	—	18,966
2014 Notes	5	5
Warrants	11,692	11,692
Total	69,947	76,684

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

The Company recorded income tax benefit of $0.2 million and income tax expense of $0.1 million in the three months ended March 31, 2025 and 2024, respectively. The decrease in the Company's tax provision reflects the effect of the Company's foreign operations, which reported lower pre-tax income in the first quarter of 2025 compared to the same period in 2024.

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

12. Segment Reporting

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company reassessed its operating and reportable segments during the first quarter of 2025. As of March 31, 2025, the Company has one operating and reportable segment.

The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net loss.

The significant expenses within net loss that the CODM regularly review are cost of revenue and operating expenses. Operating expenses consists of five main subcategories: research and development; selling, general and administrative (“SG&A”); transaction and integration; and restructuring and related. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other segment items within net loss include the following:

•
Depreciation and amortization expense, which is separately presented on the condensed consolidated statements of cash flows
•
Change in fair value of contingent consideration, which is separately presented on the condensed consolidated statements of cash flows
•
Bargain purchase gain, which is separately presented on the condensed consolidated statements of operations
•
Interest income and interest expense, which are separately presented on the condensed consolidated statements of operations

See Note 3, Revenue and Geographic Area, for the Company's revenue by geography.

13. Related Parties

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Standard BioTools” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.

Overview

At Standard BioTools, Inc., we are committed to setting the new standard in the life science tools industry through strategic consolidation, best-in-class operations and a world-class management team. Our established portfolio includes essential, standardized next-generation solutions designed to help biomedical researchers develop better therapeutics faster. We offer a diverse range of instrumentation, consumables, and services that generate high-quality data across early discovery, translational and clinical research. With advanced technologies in proteomics and genomics, we empower scientists to gain deeper biological insights, accelerate discoveries, and drive improved health outcomes across diverse therapeutic areas including immunology, oncology, neuroscience, cardiometabolic diseases and more.

We have built a solid foundation supporting a differentiated portfolio of life science tools, offering broad multi-omic capabilities that drive innovation and accelerate the pace of drug development. Our solutions are designed to unlock complex biological information across plasma, single-cell and spatial proteomics, as well as genomic analyses, enabling researchers to explore disease mechanisms with unprecedented depth and precision. By integrating our advanced platforms – SomaScan™, CyTOF™, Hyperion™, Biomark™, and KREX™ – we empower scientists to generate high-content data across therapeutic areas, from immuno-oncology to neurology and infectious diseases. Each system is engineered to extract meaningful molecular signatures, providing researchers with the tools they need to decode intricate biological networks. Together, these technologies accelerate discovery, offering a comprehensive approach to understanding the complexities of health and disease.

Factors Affecting Our Performance

The following factors have been important to our business, and we expect them to impact our results of operations and financial condition in future periods:

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

o
Investments in R&D will include hiring of employees with the necessary scientific and technical backgrounds to enable enhancements to our existing services and products and bring new services and products to market.
•
Ability to lower operating costs:
o
As we integrate with SomaLogic, we continue to focus on improving operating discipline through implementation of lean SBS principles to build more efficient operations and reduce costs.
o
We intend to reduce manufacturing costs, in part, by modifying our assays and laboratory processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.
o
We intend to reduce the cost of performing the SomaScan® assay as we move to either a less expensive array or Next Generation Sequencing system for our DNA readout of the protein concentrations present in a sample.
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
o
We added the KREX™ precision antibody profiling services and kits to our SomaScan™ suite of solutions, enabling the detection of autoantibody biomarkers and protein interactions for basic, translational and clinical research.
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

Collaboration and other revenue

Collaboration and other revenue consists of fees earned for R&D services, except for grant revenue R&D services that are classified in other revenue. We believe expanding collaborative arrangements with KOLs will allow for further enhancements of our integrated platform, lower barriers to adoption and introduce or expand new market channels and customers within geographic regions and markets we do not currently operate in.

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

Bargain Purchase Gain

Bargain purchase gain represents the excess of fair value of the assets acquired and liabilities assumed over the fair value of the consideration transferred in connection with the Merger with SomaLogic. We determined that the bargain purchase gain was primarily attributable to a rapid decline in our stock price in the days following the announcement of the Merger, which persisted through the Closing Date.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025		2024
Revenue	$40,795	100%	$45,540	100%
Cost of revenue	21,054	52%	21,352	47%
Gross profit	19,741	48%	24,188	53%
Operating expenses:
Research and development	11,328	28%	15,980	35%
Selling, general and administrative	38,707	95%	46,943	103%
Restructuring and related charges	1,552	4%	4,284	9%
Transaction and integration expenses	1,124	3%	17,163	38%
Total operating expenses	52,711	129%	84,370	185%
Loss from operations	(32,970)	(81)%	(60,182)	(132)%
Bargain purchase gain	—	—%	25,213	55%
Interest income	2,916	7%	6,207	14%
Interest expense	(2)	(0)%	(1,033)	(2)%
Other income (expense), net	3,872	9%	(2,234)	(5)%
Loss before income taxes	(26,184)	(64)%	(32,029)	(70)%
Income tax expense	151	0%	(128)	(0)%
Net loss	$(26,033)	(64)%	$(32,157)	(70)%

Revenue

The following table sets forth revenue by product type, presented in dollars and as a percentage of total revenue ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2025	2024	$	%
Product revenue:
Instruments	$7,778	$6,285	$1,493	24%
Consumables	14,454	17,307	(2,853)	(16)%
Total product revenue	22,232	23,592	(1,360)	(6)%
Service revenue:
Lab services	12,106	14,862	(2,756)	(19)%
Field services	5,501	6,165	(664)	(11)%
Total service revenue	17,607	21,027	(3,420)	(16)%
Collaboration and other revenue	956	921	35	4%
Total revenue	$40,795	$45,540	$(4,745)	(10)%

Total revenue decreased by $4.7 million, or 10%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decline was primarily driven by a $2.9 million, or 16%, decrease in consumables revenue, primarily due to lower sales volume. Lab services revenue declined by $2.8 million, or 19%, primarily due to elevated backlogs at the beginning of the first quarter of 2024, which contributed to higher lab services revenue in the prior-year period. These declines were partially offset by a $1.5 million, or 24%, increase in instruments revenue, primarily driven by higher sales of our Hyperion XTi spatial proteomics platform.

Cost of Revenue and Gross Profit

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2025	2024	$	%
Cost of product revenue	$10,730	$12,781	$(2,051)	(16)%
Cost of service revenue	10,302	8,509	1,793	21%
Cost of collaboration and other revenue	22	62	(40)	(65)%
Total cost of revenue	$21,054	$21,352	$(298)	(1)%
Gross profit	$19,741	$24,188	$(4,447)	(18)%
Gross margin	48.4%	53.1%	N/A	(4.7)%

Gross profit decreased by $4.4 million, or 18%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in gross profit was primarily driven by the decline in revenues during the current period. Gross margins decreased primarily as a result of lower sales volume and lower price realization.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2025	2024	$	%
Research and development	$11,328	$15,980	$(4,652)	(29)%
Selling, general and administrative	38,707	46,943	(8,236)	(18)%
Restructuring and related charges	1,552	4,284	(2,732)	(64)%
Transaction and integration expenses	1,124	17,163	(16,039)	(93)%
Total operating expenses	$52,711	$84,370	$(31,659)	(38)%

Research and Development

R&D expense decreased by $4.7 million, or 29%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily driven by a reduction in employee headcount as a result of restructuring activities undertaken during 2024. Additionally, R&D expense decreased due to reduced investment in certain long-term instrument projects.

Selling, General and Administrative

SG&A expense decreased by $8.2 million, or 18%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily caused by a reduction in employee headcount as a result of restructuring activities undertaken during 2024.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2025	2024	$	%
Severance and other termination benefits	$834	$3,386	$(2,552)	(75)%
Facilities and other	718	898	(180)	(20)%
Total restructuring and related charges	$1,552	$4,284	$(2,732)	(64)%

Restructuring and related charges decreased by $2.7 million, or 64%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as restructuring activities stemming from the Merger, were completed in 2024.

Transaction and Integration Expenses

Transaction and integration expenses decreased by $16.0 million, or 93%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due significant legal, advisory, accounting, and integration expenses incurred in connection with the Merger during the three months ended March 31, 2024, the majority of which were one-time in nature. During the three months ended March 31, 2025, the Company primarily incurred residual integration costs resulting from the Merger and acquisition of Sengenics. The Company expects to incur additional transaction and integration expenses in connection with future transactions.

Bargain purchase gain

Bargain purchase gain decreased by $25.2 million, or 100%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The bargain purchase gain recognized during the three months ended March 31, 2024 was due to the consummation of the Merger, which resulted in the fair value of assets acquired and liabilities assumed exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger. The Company did not recognize any gains on bargain purchases of businesses during the three months ended March 31, 2025.

Interest Income

Interest income decreased by $3.3 million, or 53%, for the three months ended March 31, 2025 compared the three months ended March 31, 2024. The decrease was primarily due to a decrease in the interest earned on balances of money market funds and short-term investments. The interest earned on money market funds and short-term investments decreased due to lower account balances during the three months ended March 31, 2025.

Interest Expense

Interest expense decreased by $1.0 million, or 99%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. During 2024, the Company fully repaid its outstanding term loan facility, as well as the balance on convertible notes issued during 2019. As a result, the Company had no material debt outstanding during the three months ended March 31, 2025, which resulted in negligible interest expense for the period.

Other Income (Expense), net

Other income (expense), net increased by $6.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by a decrease in the fair value of our contingent consideration liability, which resulted in a $3.4 million gain. The increase was further driven by more favorable impacts from foreign currency transactions for the three months ended March 31, 2025 compared to the prior-year period.

Income Tax Expense

We recorded an income tax benefit of $0.2 million and income tax expense of $0.1 million in the three months ended March 31, 2025 and 2024, respectively. The decrease in our tax provision reflects the effect of our foreign operations, which reported lower pre-tax income in the three months ended March 31, 2025 compared to the same period in 2024.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,211.7 million as of March 31, 2025. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D and capital expenditures, including our enterprise resource planning upgrade; and costs and timing of acquiring other businesses, assets or technologies.

We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $258.1 million and $292.9 million at March 31, 2025 and December 31, 2024, respectively.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital have historically included debt and operating leases. Our operating lease arrangements require cash repayment, and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. However, as of March 31, 2025, we have fully repaid all traditional debt obligations and no longer maintain access to credit facilities. Accordingly, our ongoing sources of capital are primarily limited to equity and cash generated from operations.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

In connection with the Merger, we assumed a purchase commitment of $6.9 million to IDT. Under the contract manufacturing agreement with IDT, we are required to spend $2.3 million per year for three years. We entered into a similar agreement with LGC in 2024, under which we are required to make annual purchases of $1.0 million for two years, resulting in a purchase obligation of $2.0 million. As of March 31, 2025, the remaining outstanding purchase commitment related to these agreements totaled $8.9 million.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flow summary:
Net cash used in operating activities	$(30,283)	$(62,476)
Net cash provided by investing activities	14,625	318,075
Net cash used in financing activities	(46)	(19,733)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	357	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,347)	$235,845

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

In the three months ended March 31, 2025, we used $19.7 million of net proceeds from the sales and maturities of short-term investments to help fund $30.3 million of net cash used in operating activities. We did not repurchase any common stock or repay and debt during the three months ended March 31, 2025.

In the three months ended March 31, 2024, we used $38.8 million of net proceeds from the sales and maturities of short-term investments to help fund $62.5 million of net cash used in operating activities, $11.1 million of common stock repurchases under the 2024 Stock Repurchase Program, and $8.2 million of repayments on our term loan facility and convertible notes issued in 2014.

Operating Activities

Net cash used in operating activities decreased by $32.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in cash use is due to a decrease in operating expenses for the three months ended March 31, 2025 compared to the same period in 2024, resulting from the completion of restructuring activities during 2024.

Investing Activities

Net cash provided by investing activities was $14.6 million for the three months ended March 31, 2025, compared to $318.1 million for the same period in 2024. The activity for the three months ended March 31, 2025 is primarily due to $19.7 million of proceeds from sales and maturities of short-term investments, net of purchases. In contrast, the net cash provided for the three months ended March 31, 2024 reflects $280.0 million of cash acquired in the Merger, along with $38.8 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities

Cash used in financing activities was less than $0.1 million for the three months ended March 31, 2025 compared to $19.7 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we executed $11.1 million of common share repurchases under the 2024 Stock Repurchase Program and made $8.2 million of payments on the Company's term loan and convertible notes issued in 2014. We did not repurchase any common shares or repay any debt during the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, goodwill, long-lived intangible assets, lease liabilities and income tax liabilities (assets). Refer to Item 7 in our Annual Report for additional information regarding our critical accounting policies and estimates.

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

For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying value of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we perform a quantitative assessment to estimate the fair value of each reporting unit and compare the fair value of each reporting unit to its carrying value. We generally estimate a reporting unit's fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted average cost of capital for each reporting unit. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on our goodwill impairment analyses and could have a material impact on our consolidated financial statements.

Our most recent assessment in the first quarter of 2025 did not indicate existence of impairment. However, during the first quarter of 2025, the price per share of our common stock has declined substantially. Management will continue to monitor our market capitalization relative to our net book value, and if our stock price does not increase, we may be required to perform additional impairment analyses for our reporting unit and could be required to recognize a non-cash goodwill impairment charge in the near future. Refer to Note 4 to our accompanying unaudited financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on goodwill and long-lived assets.

There have been no significant changes to our significant accounting policies described in our Annual Report, other than as disclosed in Note 1 to our accompanying financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

From time to time, new accounting standards are issued by FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates, as well as, to a lesser extent, inflation and capital market risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are comprised of funds held in checking accounts and money market accounts.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three months ended March 31, 2025 and 2024, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows in the last two years. If global inflation trends continue, we expect appreciable increases in labor and other operating costs.

Capital Market Risk

We generate our revenue from the sale of products and services and from collaborative arrangements, license agreements, grants, and royalties, but we may in the future raise funds through other sources. One possible source of funding is through further securities offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price among other things.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31,

2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, we implemented a new enterprise resource planning system which constituted a change in the Company’s internal control over financial reporting. Management is taking appropriate steps to test and validate the design and operational effectiveness of the controls associated with the new system. There have been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 6 to our accompanying financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized the 2024 Share Repurchase Program pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of March 31, 2025, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not purchase any shares of common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

STANDARD BIOTOOLS INC.

Dated: May 6, 2025	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 6, 2025	By:	/s/ Alex Kim
Alex Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)