Form 10-Q
period 2025-06-30
STANDARD BIOTOOLS INC.
filed 2025-08-15
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 381,995,102 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, timing of shipments, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, anticipated National Institutes of Health funding pressures, the expected effect from U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses, discontinuing of certain product lines), our expectations regarding the benefits and integration of acquired businesses and/or products, and the transaction with Illumina, Inc. (“Illumina”), including with respect to matters of timing, regulatory approval and other closing conditions, and the anticipated financial impact related thereto. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “Annual Report”) and this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$158,617	$166,728
Short-term investments	78,468	126,146
Accounts receivable, net	14,612	14,741
Inventory	24,170	20,744
Prepaid expenses and other current assets	7,081	4,561
Current assets held for sale	223,089	42,963
Total current assets	506,037	375,883
Property and equipment, net	22,678	22,775
Operating lease right-of-use asset, net	24,568	26,567
Other non-current assets	3,682	3,688
Non-current assets held for sale	—	183,432
Total assets	$556,965	$612,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,329	$5,049
Accrued liabilities	24,207	21,435
Operating lease liabilities, current	5,094	4,806
Deferred revenue, current	40,167	10,274
Deferred grant income, current	3,243	3,527
Current liabilities held for sale	17,984	20,804
Total current liabilities	98,024	65,895
Convertible notes, non-current	299	299
Deferred tax liability	1,081	1,081
Operating lease liabilities, non-current	23,223	25,590
Deferred revenue, non-current	2,786	32,674
Deferred grant income, non-current	5,767	7,243
Other non-current liabilities	1,250	1,062
Non-current liabilities held for sale	—	6,779
Total liabilities	132,430	140,623
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value, 600,000 shares authorized at June 30, 2025 and December 31, 2024; 400,273 and 396,110 shares issued at June 30, 2025 and December 31, 2024, respectively; 381,691 and 377,530 shares outstanding at June 30, 2025 and December 31, 2024, respectively	400	396
Additional paid-in capital	1,717,673	1,702,219
Accumulated other comprehensive loss	(1,928)	1,225
Accumulated deficit	(1,245,143)	(1,185,651)
Treasury stock at cost: 18,580 shares at June 30, 2025 and December 31, 2024	(46,467)	(46,467)
Total stockholders’ equity	424,535	471,722
Total liabilities and stockholders’ equity	$556,965	$612,345

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$15,673	$15,894	$30,454	$31,208
Services and other revenue	6,089	6,598	11,530	12,937
Total revenue	21,762	22,492	41,984	44,145
Cost of revenue:
Cost of product revenue	7,608	7,771	14,039	15,617
Cost of services and other revenue	3,526	4,347	6,268	7,129
Total cost of revenue	11,134	12,118	20,307	22,746
Gross profit	10,628	10,374	21,677	21,399
Operating expenses:
Research and development	6,222	7,244	11,662	14,852
Selling, general and administrative	28,105	24,860	57,929	51,274
Restructuring and related charges	1,727	5,749	3,279	10,033
Transaction and integration expenses	271	2,782	1,474	19,945
Total operating expenses	36,325	40,635	74,344	96,104
Loss from continuing operations	(25,697)	(30,261)	(52,667)	(74,705)
Bargain purchase gain	—	—	—	25,213
Interest income	2,461	5,302	5,377	11,509
Interest expense	(9)	(858)	(11)	(1,891)
Other income (expense), net	4,963	412	5,530	(1,822)
Loss from continuing operations before income taxes	(18,282)	(25,405)	(41,771)	(41,696)
Income tax benefit (expense)	609	(39)	728	(152)
Net loss from continuing operations	(17,673)	(25,444)	(41,043)	(41,848)
Discontinued operations:
Loss from discontinued operations, net of tax	(15,786)	(20,274)	(18,449)	(36,027)
Net loss	$(33,459)	$(45,718)	$(59,492)	$(77,875)
Induced conversion of redeemable preferred stock	—	—	—	(46,014)
Net loss attributable to common stockholders	$(33,459)	$(45,718)	$(59,492)	$(123,889)
Net loss per share from continuing operations, basic and diluted	$(0.05)	$(0.07)	$(0.11)	$(0.26)
Net loss per share from discontinued operations, basic and diluted	$(0.04)	$(0.05)	$(0.05)	$(0.11)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.12)	$(0.16)	$(0.37)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	380,498	372,331	379,369	333,228

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(33,459)	$(45,718)	$(59,492)	$(77,875)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,045)	308	(2,975)	844
Net change in unrealized gain (loss) on investments	(52)	(16)	(178)	(123)
Other comprehensive income (loss), net of tax	(3,097)	292	(3,153)	721
Comprehensive loss	$(36,556)	$(45,426)	$(62,645)	$(77,154)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	1,557	1	(48)	—	—	—	—	(47)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Net loss	—	—	—	—	(26,033)	—	—	(26,033)
Other comprehensive income, net of tax	—	—	—	(56)	—	—	—	(56)
Balance as of March 31, 2025	397,667	$397	$1,711,180	$1,169	$(1,211,684)	(18,580)	$(46,467)	$454,595
Issuance of restricted stock, net of shares withheld for taxes, and other	2,247	2	(201)	—	—	—	—	(199)
Issuance of common stock under ESPP	359	1	307	—	—	—	—	308
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,387	—	—	—	—	6,387
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(33,459)	—	—	(33,459)
Other comprehensive income, net of tax	—	—	—	(3,097)	—	—	—	(3,097)
Balance as of June 30, 2025	400,273	$400	$1,717,673	$(1,928)	$(1,245,143)	(18,580)	$(46,467)	$424,535

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	1,733	2	(20)	—	—	—	—	(18)
Exercise of stock options	47	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	11,611	—	—	—	—	11,611
Repurchase of common stock	—	—	—	—	—	(4,119)	(11,051)	(11,051)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Merger consideration (1)	209,577	209	444,010	—	—	—	—	444,219
Net loss	—	—	—	—	(32,157)	—	—	(32,157)
Other comprehensive income, net of tax	—	—	—	429	—	—	—	429
Balance as of March 31, 2024	387,652	$387	$1,674,672	$(1,792)	$(1,078,923)	(7,251)	$(17,028)	$577,316
Issuance of restricted stock, net of shares withheld for taxes, and other	1,384	1	(327)	—	—	—	—	(326)
Issuance of common stock under ESPP	202	—	425	—	—	—	—	425
Exercise of stock options	465	1	980	—	—	—	—	981
Stock-based compensation expense	—	—	6,730	—	—	—	—	6,730
Repurchase of common stock	—	—	—	—	—	(11,329)	(29,439)	(29,439)
Net loss	—	—	—	—	(45,718)	—	—	(45,718)
Other comprehensive income, net of tax	—	—	—	292	—	—	—	292
Balance as of June 30, 2024	389,703	$389	$1,682,480	$(1,500)	$(1,124,641)	(18,580)	$(46,467)	$510,261

(1) Merger consideration included 26,367 shares of common stock that were issued to a related party. See Note 14, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(59,492)	$(77,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(25,213)
Stock-based compensation expense	15,396	18,341
Amortization of acquired intangible assets	1,715	2,822
Depreciation and amortization	6,450	6,228
Accretion of discount on short-term investments, net	(1,571)	(4,544)
Non-cash lease expense	2,865	2,949
Provision for excess and obsolete inventory	1,360	1,874
Change in fair value of warrants	(232)	(453)
Change in fair value of contingent consideration	(3,400)	—
Other non-cash items	477	868
Changes in assets and liabilities:
Accounts receivable, net	(2,297)	5,012
Inventory	(8,548)	(12,777)
Prepaid expenses and other assets	(1,175)	(3,291)
Accounts payable	838	(10,694)
Accrued liabilities	1,485	3,860
Deferred revenue	(1,900)	(1,207)
Operating lease liabilities	(3,065)	(2,984)
Other liabilities	143	(4,442)
Net cash used in operating activities	(50,951)	(101,526)
Investing activities
Cash and restricted cash acquired in merger	—	280,033
Purchases of short-term investments	(50,929)	(147,984)
Proceeds from sales and maturities of investments	100,000	239,000
Purchases of property and equipment	(6,941)	(2,718)
Net cash provided by investing activities	42,130	368,331
Financing activities
Repayment of term loan and convertible notes	—	(8,192)
Payment of term loan fee	—	(545)
Repurchase of common stock	—	(40,490)
Proceeds from ESPP stock issuance	308	425
Payments for taxes related to net share settlement of equity awards and other	(246)	(344)
Proceeds from exercise of stock options	—	1,052
Net cash provided by (used in) financing activities	62	(48,094)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,145	(110)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,614)	218,601
Cash, cash equivalents and restricted cash at beginning of period	168,818	52,499
Cash, cash equivalents and restricted cash at end of period	$161,204	$271,100

Supplemental disclosures of cash flow information
Equity consideration transferred in connection with merger (1)	$—	$444,219
Cash paid for interest	10	1,640
Cash paid for income taxes, net of refunds	20	347
Purchases of property and equipment included in accounts payable	183	—
Non-cash right-of-use assets and lease liabilities	146	91
Asset retirement obligations	660	791

(1) Equity consideration transferred in connection with merger included 26,367 shares of common stock that were beneficially issued to a related party. See Note 14, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2024 (the "2024 Financial Statements") included in the Company's Annual Report.

On June 22, 2025, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Illumina. Pursuant to the terms of the Purchase Agreement, Illumina will acquire all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC (“Sengenics LLC”) and Sengenics Corporation Pte Ltd (“Sengenics Pte” and together with Sengenics LLC, “Sengenics”) (such equity interests, collectively, the "Shares"), each a wholly owned subsidiary of the Company that operates the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the "SomaScan Business") (such transaction, the "Transaction"). The Transaction does not include the Company's mass cytometry and microfluidics businesses, which are being retained by the Company. The Transaction is expected to be completed within twelve months.

Consistent with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company classifies disposal groups as held-for-sale in the reporting period when all the held-for-sale classification criteria are met. Disposal groups held for sale are presented as discontinued operations when the disposal represents a strategic shift with a major effect on operations, and the operations and cash flows are clearly distinguishable from the rest of the entity. Upon classification as held-for-sale, assets and liabilities are presented as held-for-sale and measured at the lower of carrying value or fair value less costs to sell, and upon classification as discontinued operations, results of operations are reclassified as discontinued operations for all periods presented.

The Company determined that the SomaScan Business met the held-for-sale and discontinued operations accounting criteria in the second quarter of 2025. Accordingly, the Company has classified the results of the SomaScan Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, the assets and liabilities of the SomaScan Business are classified as held-for-sale in the condensed consolidated balance sheets. The cash flows related to discontinued

operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company's continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to the SomaScan Business, refer to Note 3, Discontinued Operations.

Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Segment Reporting

The Company identifies operating and reportable segments based on how the chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company's Chief Executive Officer ("CEO") is its CODM. The Company reassesses its operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed.

Historically, the Company has managed its business as two operating and reportable segments: proteomics and genomics. Subsequent to the completion of its merger (the "Merger") with SomaLogic on January 5, 2024, the CODM continued managing the business as proteomics and genomics segments, with SomaLogic attributed to the proteomics segment. During the first quarter of 2025, after the full integration of SomaLogic and assessment of 2024 results, the CODM evaluated how the fully integrated, combined company should be managed. Subsequently, the CODM began managing the business on a consolidated basis, as a multi-omics company. Therefore, the Company reassessed its operating and reportable segments, concluding that it has one operating and reportable segment: the consolidated company.

The segment information presented reflects the Company's continuing operations and excludes discontinued operations. Due to the resegmentation that was implemented in the first quarter of fiscal year 2025, prior period segment results have been recast to conform to the current segment presentation. See Note 12, Segment Reporting, for more information on the new reportable segment.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Actual results could differ materially from these estimates.

Significant estimates and assumptions which form the basis of amounts reported in the condensed consolidated financial statements include, but are not limited to, the identification of performance obligations in contracts with customers; standalone selling prices of the Company's performance obligations; timing of revenue recognition; fair value measurements; net realizable value of inventory; income taxes; the fair value of intangible assets acquired in business combinations; and impairment of long-lived assets (property and equipment, and operating lease right-of-use assets). The Company bases its estimates on current facts and circumstances, historical experience, forecasted results, and various other assumptions that it believes to be reasonable. The Company obtains reports from third-party valuation experts to inform and support estimates related to certain fair value measurements.

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

In July 2025, FASB issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

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

Sengenics

On November 21, 2024, the Company acquired 100% of the equity interests in Sengenics. For additional details regarding both business combinations, refer to Note 3, Business Combinations in the Company's 2024 Financial Statements.

The assets and liabilities of SomaLogic and Sengenics, or the SomaScan Business, have been classified as held-for-sale in the condensed consolidated balance sheets, and the results of operations for the SomaScan Business have been classified as discontinued operations in the condensed consolidated statements of operations, for all periods presented. Refer to Note 3, Discontinued Operations for additional details.

3. Discontinued Operations

As described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, on June 22, 2025, the Company entered into the Purchase Agreement with Illumina for the divestiture of the SomaScan Business. SomaLogic had previously entered into a collaboration agreement with Illumina in December 2021 for the joint development and commercialization of co-branded kits combining Illumina's Next Generation Sequencing technology with SomaScan technology (as amended, the "Collaboration Agreement"). Additionally, on June 22, 2025, SomaLogic and Illumina executed an amendment to the Collaboration Agreement that provides additional non-exclusive, royalty-free licenses to certain intellectual property. The amendment does not impact the transaction price, performance obligations, or timing of revenue recognition under ASC 606. Illumina's acquisition of the SomaScan Business is intended to facilitate more effective execution of this collaboration strategy, and the Collaboration Agreement will be settled upon closing of the Transaction.

Illumina has agreed to acquire the SomaScan Business for aggregate cash consideration of up to $425 million, comprising (i) an upfront payment of $350 million in cash, payable at the closing of the Transaction, subject to adjustment as set forth in the Purchase Agreement, and (ii) up to $75 million in earnout payments, payable upon the achievement of specified targets for net revenue generated from SomaScan assay services or any other SOMAmer-based assay services and sales of SOMAmer-based array kits and SOMAmer-based next-generation sequencing library preparation kits in fiscal years 2025 and 2026.

In addition, the Purchase Agreement contemplates that, at the closing of the Transaction, as additional consideration, the Company and Illumina will enter into (i) a royalty agreement, pursuant to which the Company will be entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina will provide a specified license to the Company for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays and (iii) a royalty agreement, pursuant to which the Company will be entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates are expected be low- to mid-single digit percentages.

The consummation of the Transaction is subject to customary closing conditions, including, among others, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company expects the Transaction to close in the first half of 2026.

The Purchase Agreement also includes customary termination provisions, including, among others, the ability of the Company or Illumina to terminate the Purchase Agreement if the Transaction has not been consummated on or before March 23, 2026, subject to up to three automatic three-month extensions under certain circumstances. If the Purchase Agreement is terminated under specified circumstances, Illumina will be required to pay the Company a reverse termination fee in cash equal to $14.5 million.

Details of loss from discontinued operations included in the condensed consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$20,200	$14,713	$40,773	$38,600
Cost of revenue	11,552	10,176	23,432	20,904
Gross profit	8,648	4,537	17,341	17,696
Selling, general and administrative expenses	8,216	12,818	17,099	33,342
Research and development	5,850	11,977	11,738	20,350
Transaction expenses(1)	10,507	-	10,507	-
Other (income) expense, net	(14)	-	(3,397)	-
Total operating expenses	$24,559	$24,795	$35,947	$53,692
Loss from discontinued operations before income taxes	(15,911)	(20,258)	(18,606)	(35,996)
Income tax benefit (expense)	125	(16)	157	(31)
Loss from discontinued operations, net of tax	$(15,786)	$(20,274)	$(18,449)	$(36,027)

(1)
Transaction expenses relate directly to costs that are attributable to the sale of the SomaScan Business.

Details of assets and liabilities held for sale included in the condensed consolidated balance sheets are as follows:

	June 30, 2025	December 31, 2024
ASSETS
Accounts receivable, net	$20,596	$18,867
Inventory	39,746	38,520
Property, plant and equipment, net	16,888	19,781
Operating lease right-of-use assets, net	1,602	2,261
Intangible assets, net	27,239	28,954
Goodwill(2)	111,924	111,297
Other assets	5,094	6,715
Total assets held for sale	$223,089	$226,395
LIABILITIES
Accounts payable	$4,150	$7,231
Accrued liabilities	8,530	9,307
Operating lease liabilities	1,604	2,301
Deferred revenue(1)	1,430	2,844
Other liabilities	2,270	5,900
Total liabilities	$17,984	$27,583

(1)
As of June 30, 2025 and December 31, 2024, $30.0 million of deferred revenue related to the Collaboration Agreement was not included in the disposal group held for sale as SomaLogic's obligation to provide SOMAmer reagents under the Collaboration Agreement will be settled upon closing of the Transaction, and will not be transferred to Illumina as a legal obligation. See Note 4 in the 2024 Financial Statements for more details about the deferred revenue related to the Collaboration Agreement.

(2)
In connection with the classification of the SomaScan Business as discontinued operations, the Company allocated $111.9 million of goodwill, representing 100% of the Company's total goodwill, to the discontinued operations. The allocation was determined based on the relative fair values of the disposal group and the remaining business, consistent with guidance in ASC 350-20.

The fair value of the disposal group was determined based on the agreed-upon sale proceeds of $350.0 million plus the estimated fair value of contingent consideration totaling $396.9 million. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model that incorporated probability-weighted scenarios based on the underlying performance metrics and payment terms. The fair value of the remaining business was determined using the Company's market capitalization, adjusted for cash and cash equivalents and short-term investments, as of June 22, 2025, which is supported by Level 1 inputs under the fair value hierarchy in ASC 820.

Based on this relative fair value assessment, the disposal group represented more than 100% of the total enterprise value, resulting in the allocation of all goodwill to the discontinued operations. This allocation reflects that the expected transaction proceeds exceed the market's valuation of the Company's total enterprise value, indicating that substantially all of the Company's goodwill should be allocated to the divested business.

As a result of allocating 100% of goodwill to the discontinued operations based on the relative fair value analysis described above, the Company performed an impairment assessment of its remaining long-lived assets in accordance with ASC 360-10-35. The Company conducted a recoverability test by comparing the carrying amount of the remaining long-lived assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Company’s remaining asset group. Based on this analysis, the undiscounted cash flows from the remaining asset group exceeded the carrying value of its long-lived assets, and accordingly, no impairment charge was recognized during the three or six months ended June 30, 2025.

Details of non-cash operating expenses and capital expenditures of the discontinued operations are as follows:

	Six Months Ended June 30,
	2025	2024
Depreciation and amortization	$2,356	$4,234
Amortization of acquired intangible assets	1,715	1,415
Capital expenditures	1,644	2,089
Stock-based compensation expense	1,975	11,363
Non-cash lease expense	649	930

4. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three and six months ended June 30, 2025 and 2024 based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue:
Instruments	$5,215	$7,047	$11,861	$11,950
Consumables	10,458	8,847	18,593	19,258
Total product revenue	15,673	15,894	30,454	31,208
Services and other revenue	6,089	6,598	11,530	12,937
Total revenue	$21,762	$22,492	$41,984	$44,145

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$8,689	$9,167	$15,756	$17,607
Europe, Middle East and Africa	9,128	9,069	18,024	17,329
Asia-Pacific	3,945	4,256	8,204	9,209
Total revenue	$21,762	$22,492	$41,984	$44,145

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

Amount
Deferred revenue at December 31, 2024	$42,948
Recognition of revenue from beginning deferred revenue balances	(6,440)
Revenue deferred during the period, net of revenue recognized	6,445
Deferred revenue at June 30, 2025	$42,953

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of June 30, 2025 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2025 remainder of the year	$7,441
2026	7,113
2027	3,084
Thereafter	2,018
Total	$19,656

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

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$158,617	$166,728
Restricted cash	2,587	2,090
Total cash, cash equivalents and restricted cash	$161,204	$168,818

Restricted cash of $2.6 million and $2.1 million is included in other non-current assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade receivables	$14,964	$15,001
Less: allowance for expected credit losses	(352)	(260)
Accounts receivable, net	$14,612	$14,741

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$9,808	$13,041
Work-in-process	414	443
Finished goods	13,948	7,260
Total inventory	$24,170	$20,744

The Company recorded charges for excess and obsolete inventory of $1.4 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	$35,932	$35,405
Leasehold improvements	14,070	13,749
Computer equipment	2,331	6,207
Internal-use software	13,163	—
Office furniture and fixtures	1,691	1,651
Property and equipment, gross	67,187	57,012
Less: accumulated depreciation and amortization	(44,982)	(40,265)
Construction-in-progress	473	6,028
Property and equipment, net	$22,678	$22,775

Depreciation and amortization expense related to property and equipment was $2.0 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued legal fees	$10,389	$2,051
Accrued compensation and related benefits	10,059	10,040
Accrued warranties	1,021	1,165
Accrued restructuring	708	1,581
Uninvoiced receipts	889	1,940
Other	1,141	4,658
Accrued liabilities	$24,207	$21,435

6. Commitments and Contingencies

Other Commitments

The Company has entered into several license and patent agreements. Under these agreements, the Company pays annual license maintenance fees, non-refundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. Future payments related to these license agreements are indeterminable. The Company does not expect the license payments to be material in any particular year.

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

The Company does not have any indemnification liabilities related to these indemnification obligations recorded on its condensed consolidated balance sheet as of June 30, 2025.

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible loss can be estimated, the Company accrues a liability for the estimated loss. As of June 30, 2025, the Company does not have any material losses accrued on its condensed consolidated balance sheet.

Stockholder Litigation

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and the Company, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief was filed on March 14, 2025. Oral argument was held on the motion to dismiss on July 10, 2025. On August 7, 2025, the Court issued a bench decision denying the defendants’ motion to dismiss. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

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

In March 2024, counsel for Shareholder Representative Services LLC ("SRS") sent a letter to SomaLogic alleging breaches of the Agreement described below relating to milestone payments. SomaLogic disputed these allegations and provided SRS with a Milestone Abandonment Notice. On July 3, 2025 Shareholder Representative Services LLC ("SRS"), in its capacity as representative of securityholders of Palamedrix, Inc. ("Palamedrix"), filed suit against SomaLogic in the Court of Chancery in Delaware alleging breaches of that certain Agreement and Plan of Merger, dated July 25, 2022 (the "Palamedrix Merger Agreement"), pursuant to which Palamedrix was merged into SomaLogic (the "SRS Chancery Action"). SRS alleges that SomaLogic breached the Palamedrix Merger Agreement by failing to continue to invest in developing certain Palamedrix technology. Had the technology been successfully developed and commercialized, the Palamedrix Merger Agreement would have required SomaLogic to pay certain sales milestones over a certain time period. The total aggregate amount of the three sales milestones contained in the Palamedrix Merger Agreement is $17.5 million. On August 4, 2025, SomaLogic moved to compel arbitration and/or dismiss the SRS Chancery Action in favor of the dispute resolution procedure for milestone disputes specified in the Palamedrix Merger Agreement. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any SRS's claim is successful, this type of litigation may result in significant costs and divert management's attention and resources, which could adversely affect the operation of our business.

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

7. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$133,278	$133,278	$—	$—
Short-term investments—U.S. treasury securities	78,468	—	78,468	—
Total assets measured at fair value	$211,746	$133,278	$78,468	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2024 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$141,942	$141,942	$—	$—
Cash equivalents—U.S. treasury securities	2,990	—	2,990	—
Short-term investments—U.S. treasury securities	126,146	—	126,146	—
Total assets measured at fair value	$271,078	$141,942	$129,136	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the six months ended June 30, 2025.

The following table summarizes available-for-sale securities (in thousands):

			As of June 30, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Cash equivalents—money market funds		$133,278	$—	$—	$133,278
Cash equivalents—U.S. treasury securities		—	—	—	—
Short-term investments—U.S. treasury securities	1 or less	78,475	3	(10)	78,468
Total available-for-sale securities		$211,753	$3	$(10)	$211,746

			As of December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Cash equivalents—money market funds		$141,942	$—	$—	$141,942
Cash equivalents—U.S. treasury securities		2,989	1	—	2,990
Short-term investments—U.S. treasury securities	1 or less	125,975	171	—	126,146
Total available-for-sale securities		$270,906	$172	$—	$271,078

As of June 30, 2025, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments, and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

8. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Company's board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the three or six months ended June 30, 2025, the Company did not repurchase any shares of its common stock under the 2024 Share Repurchase Program.

Common Shares Reserved

As of June 30, 2025, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	7,195	515	544
2011 Equity Incentive Plan	12,232	17,301	27,131
2017 Inducement Award Plan	59	—	2
2017 Employee Stock Purchase Plan	—	—	706
SomaLogic Plans	15,949	563	—
Total common stock reserved for future issuance	35,435	18,379	28,383

9. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in the 2024 Financial Statements. Under the Company’s 2022 Inducement Equity Incentive Plan, the Company has the ability to grant several forms of incentive awards to the Company's eligible employees, directors, and non-employee consultants.

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of product revenue	$275	$142	$386	$263
Cost of services revenue	127	79	258	120
Research and development expense	481	238	820	644
Selling, general and administrative expense	4,489	2,951	11,957	5,951
Total stock-based compensation expense	$5,372	$3,410	$13,421	$6,978

Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.

The following table summarizes our award activity for stock options and RSUs for the six months ended June 30, 2025 (in thousands):

	Stock Options	RSUs
Outstanding at December 31, 2024	39,213	13,389
Granted	5,162	10,699
Exercised or vested	—	(4,324)
Forfeited	(8,940)	(1,385)
Outstanding at June 30, 2025	35,435	18,379

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

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with Casdin and Viking in which all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 92,930,553 shares of the Company's common stock. This transaction was determined to be an induced conversion due to a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and was included as a reduction to the numerator in calculating earnings per share for the three and six months ended June 30, 2024.

Computation of net loss per share for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(17,673)	$(25,444)	$(41,043)	$(41,848)
Less: Induced conversion of redeemable preferred stock	—	—	—	(46,014)
Net loss from continuing operations attributable to common stockholders	(17,673)	(25,444)	(41,043)	(87,862)
Less: Net loss from discontinued operations	(15,786)	(20,274)	(18,449)	(36,027)
Net loss attributable to common stockholders	$(33,459)	$(45,718)	$(59,492)	$(123,889)

Denominator:
Weighted-average shares outstanding during the period	380,498	372,331	379,369	333,228

Net loss per share, basic and diluted:
From continuing operations	$(0.05)	$(0.07)	$(0.11)	$(0.26)
From discontinued operations	$(0.04)	$(0.05)	$(0.05)	$(0.11)
Attributable to common stockholders	$(0.09)	$(0.12)	$(0.16)	$(0.37)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2025	2024
RSUs, PSUs, stock options, restricted shares and ESPP shares	53,814	53,275
2019 Notes	—	18,966
2014 Notes	5	5
Warrants	11,692	11,692
Total	65,511	83,938

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

The Company recorded income tax benefit of $0.6 million and income tax expense of less than $0.1 million in the three months ended June 30, 2025 and 2024, respectively. The Company recorded income tax benefit of $0.7 million and income tax expense of $0.2 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in the Company's tax provision reflects the effect of the Company's foreign operations, which reported lower pre-tax income in the first quarter of 2025 compared to the same period in 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (“2025 US tax reform”) was enacted into law. The 2025 US tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities. The Company is in the process of assessing the impacts from the 2025 US tax reform.

12. Segment Reporting

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company reassessed its operating and reportable segments during the first quarter of 2025. As of June 30, 2025, the Company has one operating and reportable segment.

The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net loss.

The significant expenses within net loss that are regularly provided to the CODM include cost of revenue and operating expenses. Operating expenses consists of five main subcategories: research and development; selling, general and administrative (“SG&A”); transaction and integration; and restructuring and related. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other segment items within net loss include the following:

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
•
Bargain purchase gain, which is separately presented on the condensed consolidated statements of operations
•
Interest income and interest expense, which are separately presented on the condensed consolidated statements of operations

See Note 4, Revenue and Geographic Area, for the Company's revenue by geography.

13. Restructuring and Related Charges

The Company recognized incremental restructuring charges of approximately $1.8 million during the six months ended June 30, 2025 related to its workforce reduction plan announced in April 2024, which is more fully described in the 2024 Financial Statements.

The Company incurred $1.5 million in restructuring expenses for facility-related costs during the six months ended June 30, 2025, resulting from its 2022 restructuring plan, and anticipates ongoing similar expenses until the related lease terminates.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the six months ended June 30, 2025 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other	Total
Balance at December 31, 2024	$1,581	$—	$—	$1,581
Restructuring and related charges	1,783	1,452	44	3,279
Cash payments	(2,656)	(1,452)	(44)	(4,152)
Balance at June 30, 2025	$708	$—	$—	$708

(1)
Restructuring liabilities are recorded in accrued liabilities on the condensed consolidated balance sheets. Substantially all severance and other employee-related benefits related to ongoing benefit arrangements and were recorded pursuant to ASC 712, Termination and Other Postemployment Benefits.

14. Related Parties

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “Annual Report”) and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Standard BioTools” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.

Overview

At Standard BioTools Inc., we are committed to setting the new standard in the life science tools industry through strategic consolidation, best-in-class operations and a world-class management team. Our established portfolio includes essential, standardized next-generation solutions designed to help biomedical researchers develop better therapeutics faster. We offer a diverse range of instrumentation, consumables, and services that generate high-quality data across early discovery, translational and clinical research. With advanced technologies in proteomics and genomics, we empower scientists to gain deeper biological insights, accelerate discoveries, and drive improved health outcomes across diverse therapeutic areas including immunology, oncology, neuroscience, cardiometabolic diseases and more.

We have built a solid foundation supporting a differentiated portfolio of life science tools, offering broad multi-omic capabilities that drive innovation and accelerate the pace of drug development. Our solutions are designed to unlock complex biological information across plasma, single-cell and spatial proteomics, as well as genomic analyses, enabling researchers to explore disease mechanisms with unprecedented depth and precision. By integrating our advanced platforms – CyTOF™, Hyperion™, and Biomark™ – we empower scientists to generate high-content data across therapeutic areas, from immuno-oncology to neurology and infectious diseases. Each system is engineered to extract meaningful molecular signatures, providing researchers with the tools they need to decode intricate biological networks. Together, these technologies accelerate discovery, offering a comprehensive approach to understanding the complexities of health and disease.

Recent Developments

On June 22, 2025, we entered into a Stock Purchase Agreement (the "Purchase Agreement") with Illumina, Inc. ("Illumina"). Pursuant to the terms of the Purchase Agreement, Illumina will acquire all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC (“Sengenics LLC”) and Sengenics Corporation Pte Ltd (“Sengenics Pte” and together with Sengenics LLC, “Sengenics”) (such equity interests, collectively, the "Shares"), each a wholly owned subsidiary of the Company that operates our aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the "SomaScan Business") (such transaction, the "Transaction"). The Transaction does not include our mass cytometry and microfluidics businesses, which are being retained by us.

Illumina has agreed to acquire the SomaScan Business for aggregate cash consideration of up to $425 million, comprising (i) an upfront payment of $350 million in cash, payable at the closing of the Transaction, subject to adjustment as set forth in the Purchase Agreement, and (ii) up to $75 million in earnout payments, payable upon the achievement of specified targets for net revenue generated from SomaScan assay services or any other SOMAmer-based assay services and sales of SOMAmer-based array kits and SOMAmer-based next-generation sequencing library preparation kits in fiscal years 2025 and 2026.

In addition, the Purchase Agreement contemplates that, at the closing of the Transaction, as additional consideration, we and Illumina will enter into (i) a royalty agreement, pursuant to which we will be entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina will provide a specified license to us for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays and (iii) a royalty agreement, pursuant to which we will be entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers.

The consummation of the Transaction is subject to customary closing conditions, including, among others, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “Hart-Scott Act”). We expect the Transaction to close in the first half of 2026.

The Purchase Agreement also includes customary termination provisions, including, among others, the ability of us or Illumina to terminate the Purchase Agreement if the Transaction has not been consummated on or before March 23, 2026, subject to up to three automatic three-month extensions under certain circumstances. If the Purchase Agreement is terminated under specified circumstances, Illumina will be required to pay us a reverse termination fee in cash equal to $14.5 million.

Factors Affecting Our Performance

The following factors have been important to our business, and we expect them to impact our results of operations and financial condition in future periods:

•
Continued adoption of our services and products:
o
We have a well-established base of marquee customer and key opinion leader relationships in place, and as we grow further, we expect to win contracts with new customers and expand the scope of existing contracts with existing customers.
o
We continue to focus on growth in instrument placements which we expect to drive future growth in sales of consumables and field services.
o
We continue to enhance our single-cell and spatial proteomics offerings through continuous improvements to our proteomics instruments.
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
•
Continued investment in growth:
o
We continue to invest significantly in our commercial infrastructure.
o
We have and expect to continue to make investments in R&D, including hiring employees with the necessary scientific and technical backgrounds to enable enhancements to our existing products and services and bring new products and services to market.

•
Ability to lower operating costs:
o
We continue to focus on improving operating discipline through implementation of lean SBS principles to build more efficient operations and reduce costs.
o
We intend to reduce manufacturing costs, in part, by modifying our manufacturing processes to use materials and technologies that provide equal or greater quality at lower cost, improving how we manage our materials and negotiating favorable terms for our materials purchases.
•
Seasonality:
o
Our revenue can be seasonal dependent upon the procurement and budgeting cycles of many of our customers, especially government- or grant-funded customers, whose cycles often coincide with government fiscal year ends.
•
Expansion of our proteomic content:
o
To maintain our competitive advantage in the single-cell proteomics market, we plan to increase the number of protein reagents for commercial availability based on allocated funding, resource availability, and the successful validation of new reagents, with a focus on expanding our mass cytometry antibody panels and detection capabilities.
o
We continue to expand our single-cell proteomics database and artificial intelligence and machine learning analytics to drive deeper insights into cellular heterogeneity, immune profiling, and biomarker discovery, creating new value and market opportunities in translational and clinical research.

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

Research and Development

R&D expenses consist primarily of personnel-related costs related to enhancing our technologies and supporting development and commercialization of new and existing products and services. R&D expenses also consist of laboratory supply costs, clinical study costs, consulting fees, and other allocated overhead expenses. We plan to continue to invest significantly in our R&D efforts, including hiring additional employees, with an expected focus on advancing our products and services. As a result, we expect R&D expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

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

Transaction and Integration Expenses

Transaction and integration expenses consist of costs incurred in connection with acquisition- and divestiture-related activities, including legal, advisory, accounting and other transaction-related costs including integration costs.

Bargain Purchase Gain

Bargain purchase gain represents the excess of fair value of the assets acquired and liabilities assumed over the fair value of the consideration transferred in connection with the merger with SomaLogic (the “Merger”). We determined that the bargain purchase gain was primarily attributable to a rapid decline in our stock price in the days following the announcement of the Merger, which persisted through the Closing Date.

Loss from Discontinued Operations

Loss from discontinued operations represents the results of operations for business components that are classified as held-for-sale and meet the criteria for discontinued operations accounting under ASC 205, Presentation of Financial Statements. This includes the operating results of the discontinued components during the periods presented.

The loss from discontinued operations is presented net of applicable income taxes and includes direct incremental costs associated with the disposal activities, such as legal, advisory, and other transaction-related costs. Any intercompany transactions between continuing and discontinued operations have been eliminated, and certain allocations of corporate overhead and shared costs previously allocated to the discontinued operations have been adjusted to reflect the costs that will be eliminated upon disposal.

Prior period amounts have been reclassified to conform to the current period presentation.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue	$21,762	100%	$22,492	100%	$41,984	100%	$44,145	100%
Cost of revenue	11,134	51%	12,118	54%	20,307	48%	22,746	52%
Gross profit	10,628	49%	10,374	46%	21,677	52%	21,399	48%
Operating expenses:
Research and development	6,222	29%	7,244	32%	11,662	28%	14,852	34%
Selling, general and administrative	28,105	129%	24,860	111%	57,929	138%	51,274	116%
Restructuring and related charges	1,727	8%	5,749	26%	3,279	8%	10,033	23%
Transaction and integration expenses	271	1%	2,782	12%	1,474	4%	19,945	45%
Total operating expenses	36,325	167%	40,635	181%	74,344	177%	96,104	218%
Loss from continuing operations	(25,697)	(119)%	(30,261)	(135)%	(52,667)	(125)%	(74,705)	(169)%
Bargain purchase gain	—	—%	—	—%	—	—%	25,213	57%
Interest income	2,461	11%	5,302	24%	5,377	13%	11,509	26%
Interest expense	(9)	(0)%	(858)	(4)%	(11)	(0)%	(1,891)	(4)%
Other income (expense), net	4,963	23%	412	2%	5,530	13%	(1,822)	(4)%
Loss from continuing operations before income taxes	(18,282)	(84)%	(25,405)	(113)%	(41,771)	(99)%	(41,696)	(94)%
Income tax benefit (expense)	609	3%	(39)	(0)%	728	2%	(152)	(0)%
Net loss from continuing operations	(17,673)	(81)%	(25,444)	(113)%	(41,043)	(98)%	(41,848)	(95)%
Discontinued operations:
Loss from discontinued operations, net of tax	(15,786)	(73)%	(20,274)	(90)%	(18,449)	(44)%	(36,027)	(82)%
Net loss	$(33,459)	(154)%	$(45,718)	(203)%	$(59,492)	(142)%	$(77,875)	(176)%

Revenue

The following table sets forth revenue by product type, presented in dollars and as a percentage of total revenue ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%	2025	2024	$	%
Product revenue:
Instruments	$5,215	$7,047	$(1,832)	(26)%	$11,861	$11,950	$(89)	(1)%
Consumables	10,458	8,847	1,611	18%	18,593	19,258	(665)	(3)%
Total product revenue	15,673	15,894	(221)	(1)%	30,454	31,208	(754)	(2)%
Services and other revenue	6,089	6,598	(509)	(8)%	11,530	12,937	(1,407)	(11)%
Total revenue	$21,762	$22,492	$(730)	(3)%	$41,984	$44,145	$(2,161)	(5)%

For the three months ended June 30, 2025, total revenue declined $0.7 million, or 3%, compared to the prior year period. The decline was primarily driven by a $1.8 million decrease in instruments revenue, primarily due to lower unit sales of our CyTOF XT mass cytometry instrument, with services revenue also declining $0.5 million. Consumables revenue increased $1.6 million, or 18%, offsetting the majority of these declines.

For the six months ended June 30, 2025, total revenue declined $2.2 million, or 5%, compared to the prior year period. This reflects a $1.4 million decrease in services and other revenue as a result of lower service requirements from improved instrument reliability and timing of customer maintenance schedules, and a $0.7 million decrease in consumables revenue.

Cost of Revenue and Gross Profit

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%	2025	2024	$	%
Cost of product revenue	$7,608	$7,771	$(163)	(2)%	$14,039	$15,617	$(1,578)	(10)%
Cost of service revenue	3,526	4,347	(821)	(19)%	6,268	7,129	(861)	(12)%
Total cost of revenue	$11,134	$12,118	$(984)	(8)%	$20,307	$22,746	$(2,439)	(11)%
Gross profit	$10,628	$10,374	$254	2%	$21,677	$21,399	$278	1%
Gross margin	48.8%	46.1%	N/A	2.7%	51.6%	48.5%	N/A	3.2%

For the three months ended June 30, 2025, gross profit increased $0.3 million, or 2%, compared to the prior year period, despite the revenue decline. The increase was primarily driven by favorable product mix, as consumables revenue grew 18% while instrument revenue declined 26%.

For the six months ended June 30, 2025, gross profit increased $0.3 million, or 1%, compared to the prior year period, primarily due to lower overall cost of revenue. Lower cost of revenue was offset by lower product and services and other revenue.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$6,222	$7,244	$(1,022)	(14)%	$11,662	$14,852	$(3,190)	(21)%
Selling, general and administrative	28,105	24,860	3,245	13%	57,929	51,274	6,655	13%
Restructuring and related charges	1,727	5,749	(4,022)	(70)%	3,279	10,033	(6,754)	(67)%
Transaction and integration expenses	271	2,782	(2,511)	(90)%	1,474	19,945	(18,471)	(93)%
Total operating expenses	$36,325	$40,635	$(4,310)	(11)%	$74,344	$96,104	$(21,760)	(23)%

Research and Development

For the three months ended June 30, 2025, R&D expense decreased by $1.0 million, or 14%, compared to the prior year period. The reduction in R&D expense was primarily driven by the deferral of long-horizon R&D projects, which reduced material and supply costs by $0.8 million.

For the six months ended June 30, 2025, R&D expense decreased $3.2 million, or 21%, compared to the prior year period. The reduction reflects the deferral of long-horizon R&D projects, which reduced material and supply costs by $1.2 million and consulting fees by $0.5 million. Additionally, the current period benefited from restructuring activities completed in 2024, which reduced corporate overhead costs by $1.1 million and personnel-related costs by $0.6 million.

Selling, General and Administrative

SG&A expenses for the three and six months ended June 30, 2025 increased $3.2 million and $6.7 million, or 13% and 13%, respectively, compared to the prior year periods, reflecting the classification of the SomaScan Business as discontinued operations. Following this classification, certain personnel-related costs and corporate overhead costs that previously supported both business segments now remain with the continuing operations, as these shared services and infrastructure costs could not be proportionally allocated to the discontinued operations.

Despite these stranded costs, we continue to pursue operational efficiencies and expect to realize additional cost savings as we optimize our cost structure for the remaining business.

Restructuring and Related Charges

Restructuring and related charges for the three and six months ended June 30, 2025 decreased by $4.0 million and $6.8 million, or 70% and 67%, respectively, compared to the prior year periods, as restructuring activities stemming from the Merger were completed in 2024.

Transaction and Integration Expenses

Transaction and integration expenses for the three and six months ended June 30, 2025 decreased by $2.5 million and $18.5 million, or 90% and 93%, respectively, compared to the prior year periods. The decrease was due significant legal, advisory, accounting, and integration expenses incurred in connection with the Merger during the six months ended June 30, 2024, the majority of which were one-time in nature. The Company expects to incur additional transaction and integration expenses in connection with future transactions.

Bargain purchase gain

Bargain purchase gain decreased by $25.2 million, or 100%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The bargain purchase gain recognized during the six months ended June 30, 2024 was due to the consummation of the Merger, which resulted in the fair value of assets acquired and liabilities assumed exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger. The Company did not recognize any gains on bargain purchases of businesses during the three or six months ended June 30, 2025.

Interest Income

Interest income decreased by $2.8 million and $6.1 million, or 54% and 53%, for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decreases were primarily due to a reduction in the interest earned on balances of money market funds and short-term investments. The interest earned on money market funds and short-term investments decreased due to lower account balances and interest rates during the three and six months ended June 30, 2025.

Interest Expense

Interest expense decreased by $0.8 million and $1.9 million, or 99% and 99%, for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. During 2024, the Company fully repaid its outstanding term loan facility, as well as the balance on convertible notes issued during 2019. As a result, the Company had no material debt outstanding during the three and six months ended June 30, 2025, which resulted in negligible interest expense for the periods.

Other Income (Expense), net

Other income (expense), net increased $4.6 million and $7.4 million for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. Both increases were primarily due to foreign currency transaction gains on receivables denominated in foreign currencies, reflecting the weakening of the U.S. Dollar against other currencies in which we transact. The six-month period benefited from an additional $3.4 million gain from a decrease in the fair value of our contingent consideration liability.

Income Tax Expense

We recorded an income tax benefit of $0.6 million and income tax expense of less than $0.1 million in the three months ended June 30, 2025 and 2024, respectively. We recorded an income tax benefit of $0.7 million and income tax expense of $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

The decreases in our tax provisions reflect the effect of our foreign operations, which reported lower pre-tax income in the three and six months ended June 30, 2025 compared to the same periods in 2024.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Loss from discontinued operations

Loss from discontinued operations decreased by $4.5 million and $17.6 million, or 22% and 49%, for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases in loss from discontinued operations were primarily due to reductions in operating expenses as a result of restructuring activities undertaken in 2024, which reduced personnel-related costs and other operating expenses within the SomaScan Business.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,245.1 million as of June 30, 2025. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, issuances of debt instruments or both.

Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D and capital expenditures, including our enterprise resource planning upgrade; and costs and timing of acquiring other businesses, assets or technologies or disposing of our businesses, assets or technologies.

We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $237.1 million and $292.9 million at June 30, 2025 and December 31, 2024, respectively.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital have historically included debt and operating leases. Our operating lease arrangements require cash repayment, and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. However, as of June 30, 2025, we have repaid the majority of our traditional debt obligations and no longer maintain access to credit facilities. Accordingly, our ongoing sources of capital are primarily limited to equity and cash generated from operations.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flow summary:
Net cash used in operating activities	$(50,951)	$(101,526)
Net cash provided by investing activities	42,130	368,331
Net cash used in financing activities	62	(48,094)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	1,145	(110)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,614)	$218,601

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

In the six months ended June 30, 2025, we used $49.1 million of net proceeds from the sales and maturities of short-term investments to help fund $51.0 million of net cash used in operating activities. We did not repurchase any common stock or repay and debt during the six months ended June 30, 2025.

In the six months ended June 30, 2024, we used $91.0 million of net proceeds from the sales and maturities of short-term investments to help fund $101.5 million of net cash used in operating activities, $40.5 million of common stock repurchases under the 2024 Stock Repurchase Program, and $8.2 million of repayments on our term loan facility and convertible notes issued in 2014.

Operating Activities

Net cash used in operating activities decreased by $50.6 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease in cash use is due to a decrease in operating expenses for the six months ended June 30, 2025 compared to the same period in 2024, resulting from the completion of restructuring activities during 2024.

Investing Activities

Net cash provided by investing activities was $42.1 million for the six months ended June 30, 2025, compared to $368.3 million for the same period in 2024. The activity for the six months ended June 30, 2025 is primarily due to $49.1 million of proceeds from sales and maturities of short-term investments, net of purchases, partially offset by purchases of property and equipment of $6.9 million. In contrast, the net cash provided for the six months ended June 30, 2024 reflects $280.0 million of cash acquired in the Merger, along with $91.0 million of proceeds from sales and maturities of short-term investments, net of purchases.

Financing Activities

Cash used in financing activities was less than $0.1 million for the six months ended June 30, 2025 compared to $48.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we executed $40.5 million of common share repurchases under the 2024 Stock Repurchase Program and made $8.2 million of payments on the Company's term loan and convertible notes issued in 2014. We did not repurchase any common shares or repay any debt during the six months ended June 30, 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, lease liabilities and income tax liabilities (assets). Refer to Item 7 in our Annual Report for additional information regarding our critical accounting policies and estimates.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the six months ended June 30, 2025, the Company recognized $5.5 million of foreign currency exchange gains due to changes in foreign currency exchange rates. For the three and six months ended June 30, 2024, foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in this Item 1A, as well as those risk factors discussed in Part I Item 1A “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or results of operations. The risks below and the risks in our Annual Report are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.

Past and potential future divestitures or other transactions could adversely affect our costs, revenues, profitability and financial position.

In order to position our business to take advantage of particular future growth opportunities and/or consolidate our more capable businesses, we have in the past and may in the future pursue a strategy of focusing on one or more specialized facets of our products and services. These actions may require that we abandon or divest certain assets or businesses that no longer fit within our evolving strategic direction, as is currently contemplated by the Transaction with Illumina. Abandoning or divesting certain assets or businesses may entail engaging in discussions, evaluating opportunities and entering into agreements, potentially resulting in transactions involving significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. We may not be able to find potential buyers on favorable terms, we may experience disruption to our business and/or we may divert management attention from other business concerns, lose key employees and possibly retain certain liabilities related to these potential transactions.

There can be no assurance that the proposed Transaction with Illumina will be consummated. The announcement and pendency of the Transaction, or the failure of the Transaction to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On June 22, 2025, we entered into the Purchase Agreement with Illumina, pursuant to which Illumina will acquire all of the Shares of SomaLogic and Sengenics and we will divest the SomaScan Business.

Consummation of the Transaction is subject to conditions specified in the Purchase Agreement, including the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott Act. As a result, there can be no assurance that the Transaction will be consummated.

Further, the announcement and pendency of the Transaction could disrupt our businesses, in any of the following ways, among others:

•
our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key managers and other employees;
•
the attention of our management may be directed toward completion of the Transaction, divesture planning and transaction-related considerations and may be diverted from our day-to-day business operations;
•
vendors, suppliers or others may seek to modify or terminate their business relationship with us; and
•
we may experience negative reactions from our stockholders, among others.

These disruptions could be exacerbated by a delay in the completion of the Transaction or termination of the Purchase Agreement. Additionally, if the Transaction is not consummated, we will have incurred costs and diverted the time and attention of management. A failure to consummate the Transaction may also result in negative publicity, potential litigation and a negative impression of us in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial statements and stock price.

We may be unable to fully realize the expected benefits from the Transaction.

We expect to achieve substantial operating and capital cost savings as a result of the Transaction. If we are unable to successfully divest the SomaScan Business, we may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a divesture, including challenges related to controls, procedures and accounting and other policies, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, (vi) a decline in the market price of our common stock, and (vii) potential liabilities, adverse consequences, increased expenses or other problems associated with the Transaction and/or the resulting scaled back business. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects.

A delay in completing the Transaction may reduce or eliminate the expected benefits from the Transaction.

The Transaction is subject to a number of conditions, some of which are beyond our control, which could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. The requirement to wait for the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott Act could delay the completion of the Transaction for a significant period of time or prevent it from occurring. A delay in completing the Transaction could cause us to not realize some or all of the cost savings and other benefits we expect to achieve if the Transaction is successfully completed within its expected time frame. In addition, a delay could cause management to focus on completion of the Transaction instead of on other opportunities that could be beneficial to us or day-to-day business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized the 2024 Share Repurchase Program pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of June 30, 2025, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not purchase any shares of common stock during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1+*	Stock Purchase Agreement, dated as of June 22, 2025, by and between Standard BioTools Inc., and Illumina, Inc.	8-K	2.1	6/23/2025

3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended.	8-K	3.1	1/5/2024

10.1†	Omnibus Amendment Re Collaboration Agreement, by and among Illumina Cambridge, Ltd., SomaLogic, Inc. and Illumina, Inc.	Filed herewith

10.2#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan, as Amended.	8-K	10.1	6/20/2025

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) are the type of information the Registrant customarily and actually treats as private or confidential.

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

† Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type that the Registrant treats as private or confidential.

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

STANDARD BIOTOOLS INC.

Dated: August 15, 2025	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 15, 2025	By:	/s/ Alex Kim
Alex Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)