Form 10-Q
period 2025-09-30
STANDARD BIOTOOLS INC.
filed 2025-11-04
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 2, 2025, there were 384,565,414 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 15, 2025. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$129,418	$166,728
Short-term investments	65,485	126,146
Accounts receivable, net	13,536	14,741
Inventory	25,418	20,744
Prepaid expenses and other current assets	7,906	4,561
Current assets held for sale	230,676	42,963
Total current assets	472,439	375,883
Property and equipment, net	20,738	22,775
Operating lease right-of-use asset, net	23,453	26,567
Other non-current assets	3,521	3,688
Long-term investments	19,485	—
Non-current assets held for sale	—	183,432
Total assets	$539,636	$612,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,619	$5,049
Accrued liabilities	30,810	21,435
Operating lease liabilities, current	5,113	4,806
Deferred revenue, current	40,111	10,274
Deferred grant income, current	3,098	3,527
Current liabilities held for sale	22,214	20,804
Total current liabilities	107,965	65,895
Convertible notes, non-current	299	299
Deferred tax liability	1,139	1,081
Operating lease liabilities, non-current	21,977	25,590
Deferred revenue, non-current	2,366	32,674
Deferred grant income, non-current	5,031	7,243
Other non-current liabilities	1,200	1,062
Non-current liabilities held for sale	—	6,779
Total liabilities	139,977	140,623
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value, 600,000 shares authorized at September 30, 2025 and December 31, 2024; 402,194 and 396,110 shares issued at September 30, 2025 and December 31, 2024, respectively; 383,614 and 377,530 shares outstanding at September 30, 2025 and December 31, 2024, respectively	401	396
Additional paid-in capital	1,726,032	1,702,219
Accumulated other comprehensive loss	(477)	1,225
Accumulated deficit	(1,279,830)	(1,185,651)
Treasury stock at cost: 18,580 shares at September 30, 2025 and December 31, 2024	(46,467)	(46,467)
Total stockholders’ equity	399,659	471,722
Total liabilities and stockholders’ equity	$539,636	$612,345

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$13,800	$15,779	$44,254	$46,987
Services and other revenue	5,752	6,307	17,282	19,244
Total revenue	19,552	22,086	61,536	66,231
Cost of revenue:
Cost of product revenue	6,728	6,159	20,767	21,775
Cost of services and other revenue	3,340	3,801	9,608	10,930
Total cost of revenue	10,068	9,960	30,375	32,705
Gross profit	9,484	12,126	31,161	33,526
Operating expenses:
Research and development	6,356	6,939	18,018	21,791
Selling, general and administrative	26,595	24,466	84,524	75,740
Restructuring and related charges	9,428	2,341	12,707	12,374
Transaction and integration expenses	43	5,079	1,517	25,024
Total operating expenses	42,422	38,825	116,766	134,929
Loss from continuing operations	(32,938)	(26,699)	(85,605)	(101,403)
Bargain purchase gain	—	—	—	25,213
Interest income	2,140	4,794	7,517	16,303
Interest expense	(10)	(853)	(21)	(2,744)
Other income (expense), net	(2,092)	957	3,438	(865)
Loss from continuing operations before income taxes	(32,900)	(21,801)	(74,671)	(63,496)
Income tax benefit (expense)	1,216	(118)	1,944	(270)
Net loss from continuing operations	(31,684)	(21,919)	(72,727)	(63,766)
Discontinued operations:
Loss from discontinued operations, net of tax	(3,003)	(5,019)	(21,452)	(41,047)
Net loss	$(34,687)	$(26,938)	$(94,179)	$(104,813)
Induced conversion of redeemable preferred stock	—	—	—	(46,014)
Net loss attributable to common stockholders	$(34,687)	$(26,938)	$(94,179)	$(150,827)
Net loss per share from continuing operations, basic and diluted	$(0.08)	$(0.06)	$(0.19)	$(0.32)
Net loss per share from discontinued operations, basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.12)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.07)	$(0.25)	$(0.44)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	382,630	371,538	380,468	346,093

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(34,687)	$(26,938)	$(94,179)	$(104,813)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,373	(304)	(1,602)	540
Net change in unrealized gain (loss) on investments	78	395	(100)	272
Other comprehensive income (loss), net of tax	1,451	91	(1,702)	812
Comprehensive loss	$(33,236)	$(26,847)	$(95,881)	$(104,001)

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	1,557	1	(48)	—	—	—	—	(47)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Net loss	—	—	—	—	(26,033)	—	—	(26,033)
Other comprehensive income, net of tax	—	—	—	(56)	—	—	—	(56)
Balance as of March 31, 2025	397,667	$397	$1,711,180	$1,169	$(1,211,684)	(18,580)	$(46,467)	$454,595
Issuance of restricted stock, net of shares withheld for taxes, and other	2,247	2	(201)	—	—	—	—	(199)
Issuance of common stock under ESPP	359	1	307	—	—	—	—	308
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,387	—	—	—	—	6,387
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(33,459)	—	—	(33,459)
Other comprehensive income, net of tax	—	—	—	(3,097)	—	—	—	(3,097)
Balance as of June 30, 2025	400,273	$400	$1,717,673	$(1,928)	$(1,245,143)	(18,580)	$(46,467)	$424,535
Issuance of restricted stock, net of shares withheld for taxes, and other	1,922	1	(115)	—	—	—	—	(114)
Issuance of common stock under ESPP	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,474	—	—	—	—	8,474
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(34,687)	—	—	(34,687)
Other comprehensive loss net of tax	—	—	—	1,451	—	—	—	1,451
Balance as of September 30, 2025	402,195	$401	$1,726,032	$(477)	$(1,279,830)	(18,580)	$(46,467)	$399,659

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Loss	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	1,733	2	(20)	—	—	—	—	(18)
Exercise of stock options	47	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	11,611	—	—	—	—	11,611
Repurchase of common stock	—	—	—	—	—	(4,119)	(11,051)	(11,051)
Common stock relinquished in litigation settlement	—	—	1,009	—	—	—	—	1,009
Merger consideration (1)	209,577	209	444,010	—	—	—	—	444,219
Net loss	—	—	—	—	(32,157)	—	—	(32,157)
Other comprehensive income, net of tax	—	—	—	429	—	—	—	429
Balance as of March 31, 2024	387,652	$387	$1,674,672	$(1,792)	$(1,078,923)	(7,251)	$(17,028)	$577,316
Issuance of restricted stock, net of shares withheld for taxes, and other	1,384	1	(327)	—	—	—	—	(326)
Issuance of common stock under ESPP	202	—	425	—	—	—	—	425
Exercise of stock options	465	1	980	—	—	—	—	981
Stock-based compensation expense	—	—	6,730	—	—	—	—	6,730
Repurchase of common stock	—	—	—	—	—	(11,329)	(29,439)	(29,439)
Net loss	—	—	—	—	(45,718)	—	—	(45,718)
Other comprehensive income, net of tax	—	—	—	292	—	—	—	292
Balance as of June 30, 2024	389,703	$389	$1,682,480	$(1,500)	$(1,124,641)	(18,580)	$(46,467)	$510,261
Issuance of restricted stock, net of shares withheld for taxes, and other	1,102	1	(71)	—	—	—	—	(70)
Issuance of common stock from option exercises	36	—	68	—	—	—	—	68
Stock-based compensation expense	—	—	5,921	—	—	—	—	5,921
Net loss	—	—	—	—	(26,938)	—	—	(26,938)
Other comprehensive loss net of tax	—	—	—	91	—	—	—	91
Balance as of September 30, 2024	390,841	$390	$1,688,398	$(1,409)	$(1,151,579)	(18,580)	$(46,467)	$489,333

(1) Merger consideration included 26,367 shares of common stock that were issued to a related party. See Note 14, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(94,179)	$(104,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(25,213)
Stock-based compensation expense	23,870	24,262
Amortization of acquired intangible assets	1,715	3,533
Depreciation and amortization	7,971	9,375
Accretion of discount on short-term investments, net	(2,182)	(6,303)
Non-cash lease expense	4,435	4,348
Provision for excess and obsolete inventory	1,975	1,991
Change in fair value of warrants	(232)	(474)
Change in fair value of contingent consideration	(3,400)	—
Other non-cash items	922	1,111
Changes in assets and liabilities:
Accounts receivable, net	(8,091)	2,272
Inventory	(10,352)	(14,910)
Prepaid expenses and other assets	(1,880)	(2,718)
Accounts payable	1,784	(12,887)
Accrued liabilities	10,259	3,450
Deferred revenue	(1,200)	(3,572)
Operating lease liabilities	(4,738)	(4,414)
Other liabilities	170	(4,433)
Net cash used in operating activities	(73,153)	(129,395)
Investing activities
Cash and restricted cash acquired in merger	—	280,033
Purchases of short-term investments	(91,241)	(226,612)
Purchases of long-term investments	(19,483)	—
Proceeds from sales and maturities of investments	154,000	289,000
Purchases of property and equipment	(7,827)	(4,973)
Net cash provided by investing activities	35,449	337,448
Financing activities
Repayment of term loan and convertible notes	—	(8,192)
Payment of term loan fee	—	(545)
Repurchase of common stock	—	(40,490)
Proceeds from ESPP stock issuance	308	425
Payments for taxes related to net share settlement of equity awards and other	(358)	(414)
Proceeds from exercise of stock options	—	1,120
Net cash provided by (used in) financing activities	(50)	(48,096)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	942	(518)
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,812)	159,439
Cash, cash equivalents and restricted cash at beginning of period	168,818	52,499
Cash, cash equivalents and restricted cash at end of period	$132,006	$211,938

Supplemental disclosures of cash flow information
Equity consideration transferred in connection with merger (1)	$-	$444,219
Cash paid for interest	15	1,644
Cash paid for income taxes, net of refunds	(52)	407
Purchases of property and equipment included in accounts payable	135	935
Non-cash right-of-use assets and lease liabilities	405	183
Asset retirement obligations	654	777

(1) Equity consideration transferred in connection with merger included 26,367 shares of common stock that were beneficially issued to a related party. See Note 14, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from the Company’s audited annual financial statements included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On June 22, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Illumina. Pursuant to the terms of the Purchase Agreement, Illumina will acquire all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC (“Sengenics LLC”) and Sengenics Corporation Pte Ltd (“Sengenics Pte” and together with Sengenics LLC, “Sengenics”) (such equity interests, collectively, the “Shares”), each a wholly owned subsidiary of the Company that operates the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the “SomaScan Business”) (such transaction, the “Transaction”). The Transaction does not include the Company's mass cytometry and microfluidics businesses, which are being retained by the Company. The Company expects the Transaction to close in the first half of 2026.

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

Segment Reporting

The Company identifies operating and reportable segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company's Chief Executive Officer (“CEO”) is its CODM. The Company reassesses its operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed.

Historically, the Company has managed its business as two operating and reportable segments: proteomics and genomics. Subsequent to the completion of the merger (the “Merger”) with SomaLogic on January 5, 2024, the CODM continued managing the business as proteomics and genomics segments, with SomaLogic attributed to the proteomics segment. During the first quarter of 2025, after the full integration of SomaLogic and assessment of 2024 results, the CODM evaluated how the fully integrated, combined company should be managed. Subsequently, the CODM began managing the business on a consolidated basis, as a multi-omics company. Therefore, the Company reassessed its operating and reportable segments, concluding that it has one operating and reportable segment: the consolidated company.

The segment information presented reflects the Company's continuing operations and excludes discontinued operations. Due to the resegmentation that was implemented in the first quarter of fiscal year 2025, prior period segment results have been recast to conform to the current segment presentation. See Note 12, Segment Reporting, for more information on the new reportable segment.

Investments in Marketable Debt Securities

Short-term and long-term investments consist of U.S. treasury securities. Short-term investments include securities that mature within 12 months, while long-term investments include securities with maturities of 12 months or more. The Company classifies its short-term and long-term investments as available-for-sale securities, and reports available-for-sale securities at fair value on the consolidated balance sheets. Realized gains and losses, amortization of premiums and accretion of discounts, and interest and dividends earned on available-for-sale securities are included in interest income in the condensed consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. The Company determines the appropriate classification of its debt securities at the time of purchase based on their maturities and re-evaluates such classification at each balance sheet date.

At each reporting date, the Company reviews available-for-sale marketable debt securities in an unrealized loss position to determine whether an allowance for credit loss is required. Specifically, the Company evaluates (i) whether it intends to sell the securities or (ii) whether it is more likely than not that it will be required to sell the securities before recovery of their amortized cost bases. If the aforementioned criteria is met, such marketable debt security's amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale securities in an unrealized loss position that do not meet this criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income and other, net in the consolidated statements of operations. The Company's investments are in U.S. treasury securities issued by the U.S. government and as such have a low level of inherent risk; generally any changes in their value are attributable to changes in interest rates and market liquidity. The Company has not recognized any impairment or credit losses related to its investments during the periods presented.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors and unrealized gains are recognized in accumulated other comprehensive loss as a separate component of stockholders' equity.

The Company excludes accrued interest from the fair value and amortized cost basis of its short-term and long-term investments.

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

In September 2025, FASB issued Accounting Standards Update No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) which applies to all entities subject to the internal-use software guidance in Subtopic 350-40. The new guidance removes all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASC 2025-07”) which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

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

3. Discontinued Operations

As described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, on June 22, 2025, the Company entered into the Purchase Agreement with Illumina for the divestiture of the SomaScan Business. SomaLogic had previously entered into a collaboration agreement with Illumina in December 2021 for the joint development and commercialization of co-branded kits combining Illumina's Next Generation Sequencing technology with SomaScan technology (as amended, the “Collaboration Agreement”). Additionally, on June 22, 2025, SomaLogic and Illumina executed an amendment to the Collaboration Agreement that provides additional non-exclusive, royalty-free licenses to certain intellectual property. The amendment did not impact the transaction price, performance obligations, or timing of revenue recognition under ASC 606. Illumina's acquisition of the SomaScan Business is intended to facilitate more effective execution of this collaboration strategy, and the Collaboration Agreement will be settled upon closing of the Transaction.

The first commercial sale of the co-branded kits occurred in September 2025, which triggered the recognition of $0.6 million in revenue during the third quarter, including $0.1 million released from deferred revenue previously established under the Collaboration Agreement, described further below. Concurrent with this commercialization, the Company updated its forecast for future sales under the Collaboration Agreement, resulting in a decrease to the transaction price from $158.4 million to $155.5 million, primarily due to a decrease in forecasted royalties from 2025 sales.

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

Details of loss from discontinued operations included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue(1)	$26,693	$22,884	$67,466	$61,484
Cost of revenue	14,352	11,749	37,784	32,653
Gross profit	12,341	11,135	29,682	28,831
Selling, general and administrative expenses	8,474	9,937	25,573	43,280
Research and development	4,849	6,217	16,587	26,567
Transaction expenses(2)	2,203	—	12,710	—
Other (income) expense, net	(181)	—	(3,578)	—
Total operating expenses	$15,345	$16,154	$51,292	$69,847
Loss from discontinued operations before income taxes	(3,004)	(5,019)	(21,610)	(41,016)
Income tax benefit (expense)	1	—	158	(31)
Loss from discontinued operations, net of tax	$(3,003)	$(5,019)	$(21,452)	$(41,047)

(1)
During the three months ended September 30, 2025, the Company recognized revenue of $0.6 million related to the transaction price under the Collaboration Agreement with Illumina, which primarily reflects Illumina's initial exercise of its material right to be provided with SOMAmer reagents for commercialization of the co-branded kits. The Company has classified the $0.6 million within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Out of the $0.6 million recognized, $0.1 million was released from the deferred revenue balance previously established under the Collaboration Agreement. See footnote 2 under the table below for more information related to the deferred revenue.

(2)
Transaction expenses relate directly to costs attributable to the sale of the SomaScan Business.

Details of assets and liabilities held for sale included in the condensed consolidated balance sheets are as follows:

	September 30, 2025	December 31, 2024
ASSETS
Accounts receivable, net	$27,623	$18,867
Inventory	40,760	38,520
Property, plant and equipment, net	16,480	19,781
Operating lease right-of-use assets, net	1,397	2,261
Intangible assets, net	27,239	28,954
Goodwill(1)	111,923	111,297
Other assets	5,254	6,715
Total assets held for sale	$230,676	$226,395
LIABILITIES
Accounts payable	$5,491	$7,231
Accrued liabilities	10,647	9,307
Operating lease liabilities	1,400	2,301
Deferred revenue(2)	2,406	2,844
Other liabilities	2,270	5,900
Total liabilities	$22,214	$27,583

(1)
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

(2)
As of September 30, 2025 and December 31, 2024, $29.9 million and $30.0 million, respectively, of deferred revenue related to the Collaboration Agreement was not included in the disposal group held for sale as SomaLogic's obligation to provide SOMAmer reagents under the Collaboration Agreement will be settled upon closing of the Transaction and will not be transferred to Illumina as a legal obligation. See footnote 1 under the table above for more details about the deferred revenue related to the Collaboration Agreement.

Details of non-cash operating expenses and capital expenditures of the discontinued operations are as follows:

	Nine Months Ended September 30,
	2025	2024
Depreciation and amortization	$2,280	$6,414
Amortization of acquired intangible assets	1,715	2,126
Capital expenditures	2,421	3,895
Stock-based compensation expense	2,913	12,635
Non-cash lease expense	1,004	1,246

4. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three and nine months ended September 30, 2025 and 2024 based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue:
Instruments	$5,095	$5,271	$16,956	$17,221
Consumables	8,705	10,508	27,298	29,766
Total product revenue	13,800	15,779	44,254	46,987
Services and other revenue	5,752	6,307	17,282	19,244
Total revenue	$19,552	$22,086	$61,536	$66,231

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$7,842	$9,760	$23,598	$27,367
Europe, Middle East and Africa	7,245	8,878	25,269	26,207
Asia-Pacific	4,465	3,448	12,669	12,657
Total revenue	$19,552	$22,086	$61,536	$66,231

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

Amount
Deferred revenue at December 31, 2024	$42,948
Recognition of revenue from beginning deferred revenue balances	(8,047)
Recognition of revenue attributed to discontinued operations	(121)
Revenue deferred during the period, net of revenue recognized	7,697
Deferred revenue at September 30, 2025	$42,477

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of September 30, 2025 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2025 remainder of the year	$3,964
2026	8,457
2027	3,567
Thereafter	2,329
Total	$18,317

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

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$129,418	$166,728
Restricted cash	2,588	2,090
Total cash, cash equivalents and restricted cash	$132,006	$168,818

Restricted cash of $2.6 million and $2.1 million is included in other non-current assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade receivables	$13,933	$15,001
Less: allowance for expected credit losses	(397)	(260)
Accounts receivable, net	$13,536	$14,741

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$12,468	$13,041
Work-in-process	270	443
Finished goods	12,680	7,260
Total inventory	$25,418	$20,744

The Company recorded charges for excess and obsolete inventory of $1.9 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory and manufacturing equipment	$36,287	$35,405
Leasehold improvements	13,974	13,749
Computer equipment	2,314	6,207
Internal-use software	13,191	—
Office furniture and fixtures	1,672	1,651
Property and equipment, gross	67,438	57,012
Less: accumulated depreciation and amortization	(47,075)	(40,265)
Construction-in-progress	375	6,028
Property and equipment, net	$20,738	$22,775

Depreciation and amortization expense related to property and equipment was $1.5 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $5.6 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued legal fees	$6,654	$2,051
Accrued compensation and related benefits	13,560	10,040
Accrued warranties	889	1,165
Accrued restructuring	6,311	1,581
Uninvoiced receipts	899	1,940
Other	2,497	4,658
Accrued liabilities	$30,810	$21,435

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

Following the Merger, the Company is responsible for SomaLogic’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These liabilities and obligations have resulted in and will continue to result in additional cost and expense by the Company and, if the Company has underestimated the amount of these costs and expenses or if the Company fails to satisfy any such liabilities or obligations, the Company may not realize the anticipated benefits of the Merger and there may be an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. Further, it is possible that there may be unknown, contingent or other liabilities, obligations or other problems that may arise in the future, the existence and/or magnitude of which the Company was previously unaware. Any such liabilities, obligations or other problems could have an adverse effect on the company’s business, financial condition, results of operations or cash flows. With respect to these additional matters, the Company is not able to estimate the possible loss or range of losses that could be incurred.

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

The Company does not have any indemnification liabilities related to these indemnification obligations recorded on its condensed consolidated balance sheet as of September 30, 2025.

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible loss can be estimated, the Company accrues a liability for the estimated loss. As of September 30, 2025, the Company does not have any material losses accrued on its condensed consolidated balance sheet.

Stockholder Litigation

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and the Company, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief was filed on March 14, 2025. Oral argument was held on the motion to dismiss on July 10, 2025. On August 7, 2025, the Court issued a bench decision denying the defendants’ motion to dismiss. The Company filed its answer and affirmative defenses to the amended complaint on October 10, 2025. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

In February 2024, the Company settled previously outstanding litigation with a former stockholder of SomaLogic, whereby the Company relinquished 422,048 shares of the Company's common stock that were subject to vesting conditions.

In May 2024, the Company settled previously outstanding litigation with former stockholders of SomaLogic for $6.2 million, consisting of the repurchase of approximately 1.84 million shares of the Company's common stock from the stockholders at the market price of $2.40 per share, and a cash payment of $1.8 million. The Company recognized a litigation loss of $0.6 million during the year ended December 31, 2024.

On June 4, 2024, the Company received a demand pursuant to Section 220 of the Delaware General Corporation Law from a stockholder to inspect the Company’s books and records relating to the prior conversion of the Company’s Series B Preferred Stock (as defined below). The Company has responded to the demand and has produced documents.

In March 2024, counsel for Shareholder Representative Services LLC (“SRS”) sent a letter to SomaLogic alleging breaches of the Palamedrix Merger Agreement described below relating to milestone payments. SomaLogic disputed these allegations and provided SRS with a Milestone Abandonment Notice. On July 3, 2025 SRS, in its capacity as representative of securityholders of Palamedrix, Inc. (“Palamedrix”), filed suit against SomaLogic in the Court of Chancery in Delaware alleging breaches of that certain Agreement and Plan of Merger, dated July 25, 2022 (the “Palamedrix Merger Agreement”), pursuant to which Palamedrix was merged into SomaLogic (the “SRS Chancery Action”). SRS alleges that SomaLogic breached the Palamedrix Merger Agreement by failing to continue to invest in developing certain Palamedrix technology. Had the technology been successfully developed and commercialized, the Palamedrix Merger Agreement would have required SomaLogic to pay certain sales milestones over a certain time period. The total aggregate amount of the three sales milestones contained in the Palamedrix Merger Agreement is $17.5 million. On August 4, 2025, SomaLogic moved to compel arbitration and/or dismiss the SRS Chancery Action in favor of the dispute resolution procedure for milestone disputes specified in the Palamedrix Merger Agreement. As of the date of this report, briefing on such motion is not yet complete. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any SRS's claim is successful, this type of litigation may result in significant costs and divert management's attention and resources, which could adversely affect the operation of our business.

Additional lawsuits against us and certain of our officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional filings.

In the normal course of business, the Company is from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. Although the results of litigation and claims cannot be predicted with certainty, management currently believes that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, the Company continues to reassess the potential liability related to pending claims and litigation and may revise estimates.

7. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$101,574	$101,574	$—	$—
Short-term investments—U.S. treasury securities	65,485	—	65,485	—
Long-term investments—U.S. treasury securities	19,485	—	19,485	—
Total assets measured at fair value	$186,544	$101,574	$84,970	$—

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2024 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$141,942	$141,942	$—	$—
Cash equivalents—U.S. treasury securities	2,990	—	2,990	—
Short-term investments—U.S. treasury securities	126,146	—	126,146	—
Total assets measured at fair value	$271,078	$141,942	$129,136	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the nine months ended September 30, 2025.

The following table summarizes available-for-sale securities (in thousands):

			As of September 30, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Cash equivalents—money market funds		$101,574	$—	$—	$101,574
Cash equivalents—U.S. treasury securities		—	—	—	—
Short-term investments—U.S. treasury securities	1 or less	65,416	69	—	65,485
Long-term investments—U.S. treasury securities	1 - 2	19,483	12	(10)	19,485
Total available-for-sale securities		$186,473	$81	$(10)	$186,544

			As of December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Cash equivalents—money market funds		$141,942	$—	$—	$141,942
Cash equivalents—U.S. treasury securities		2,989	1	—	2,990
Short-term investments—U.S. treasury securities	1 or less	125,975	171	—	126,146
Total available-for-sale securities		$270,906	$172	$—	$271,078

As of September 30, 2025, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments, and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

8. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Company's board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the three or nine months ended September 30, 2025, the Company did not repurchase any shares of its common stock under the 2024 Share Repurchase Program.

Common Shares Reserved

As of September 30, 2025, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,795	494	951
2011 Equity Incentive Plan	11,504	21,337	22,462
2017 Inducement Award Plan	59	—	2
2017 Employee Stock Purchase Plan	—	—	706
SomaLogic Plans	15,574	267	—
Total common stock reserved for future issuance	33,932	22,098	24,121

9. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in the 2024 Financial Statements. Under these plans, the Company has the ability to grant several forms of incentive awards to the Company's eligible employees, directors, and non-employee consultants.

Stock-based compensation expense is reported in the Company's condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$200	$137	$586	$400
Cost of services revenue	186	81	444	201
Research and development expense	497	403	1,317	1,047
Selling, general and administrative expense	4,441	4,028	16,398	9,979
Restructuring and related charges	2,212	—	2,212	—
Total stock-based compensation expense	$7,536	$4,649	$20,957	$11,627

Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.

The following table summarizes our award activity for stock options and RSUs for the nine months ended September 30, 2025 (in thousands):

	Stock Options	RSUs
Outstanding at December 31, 2024	39,213	13,389
Granted	5,162	17,368
Exercised or vested	—	(6,076)
Forfeited	(10,443)	(2,583)
Outstanding at September 30, 2025	33,932	22,098

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

On January 23, 2022, the Company entered into separate Series B Convertible Preferred Stock Purchase Agreements (collectively, the “Purchase Agreements”) with Casdin Private Growth Equity Fund II, L.P. and Casdin Partners Master Fund, L.P. (together, “Casdin”), and Viking Global Opportunities Illiquid Investments Sub Master LP and Viking Global Opportunities Drawdown LP (together, Viking, and collectively with Casdin, the “Investors”), whereby the Company issued and sold an aggregate of $225.0 million of convertible preferred stock, consisting of: (i) 112,500 shares of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (the “Series B-1 Preferred Stock”), at a purchase price of $1,000 per share; and (ii) 112,500 shares of the Company’s Series B-2 Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”) at a purchase price of $1,000 per share.

On March 18, 2024, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Investors in which all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 92,930,553 shares of the Company's common stock. This transaction was determined to be an induced conversion due to a reduction in the original conversion price. The excess of the fair value of the common stock issued over the fair value of shares issuable under original terms represents an in-substance distribution to the Investors, and was included as a reduction to the numerator in calculating earnings per share for the three and nine months ended September 30, 2024.

Computation of net loss per share for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(31,684)	$(21,919)	$(72,727)	$(63,766)
Less: Induced conversion of redeemable preferred stock	—	—	—	(46,014)
Net loss from continuing operations attributable to common stockholders	(31,684)	(21,919)	(72,727)	(109,780)
Less: Net loss from discontinued operations	(3,003)	(5,019)	(21,452)	(41,047)
Net loss attributable to common stockholders	$(34,687)	$(26,938)	$(94,179)	$(150,827)

Denominator:
Weighted-average shares outstanding during the period	382,630	371,538	380,468	346,093

Net loss per share, basic and diluted:
From continuing operations	$(0.08)	$(0.06)	$(0.19)	$(0.32)
From discontinued operations	$(0.01)	$(0.01)	$(0.06)	$(0.12)
Attributable to common stockholders	$(0.09)	$(0.07)	$(0.25)	$(0.44)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2025	2024
RSUs, PSUs, stock options, restricted shares and ESPP shares	56,030	54,664
2019 Notes	—	18,966
2014 Notes	5	5
Warrants	11,692	11,692
Total	67,727	85,327

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

The Company recorded income tax benefit of $1.2 million and income tax expense of $0.1 million in the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax benefit of $1.9 million and income tax expense of $0.3 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in the Company's tax provision reflects the effect of the Company's foreign operations, which reported lower pre-tax income in the first nine months of 2025 compared to the same period in 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities. The 2025 U.S. tax reform did not have a material impact to the Company’s estimated annual effective rate for 2025 and management is currently evaluating the potential impact of the 2025 U.S. tax reform on future periods.

12. Segment Reporting

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, the Company reassessed its operating and reportable segments during the first quarter of 2025. As of September 30, 2025, the Company has one operating and reportable segment.

The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net loss.

The significant expenses within net loss that are regularly provided to the CODM include cost of revenue and operating expenses. Operating expenses consists of five main subcategories: research and development; selling, general and administrative; transaction and integration; and restructuring and related. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other segment items within net loss include the following:

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
Bargain purchase gain, which is separately presented on the condensed consolidated statements of operations
•
Interest income and interest expense, which are separately presented on the condensed consolidated statements of operations

See Note 4, Revenue and Geographic Area, for the Company's revenue by geography.

13. Restructuring and Related Charges

On August 28, 2025, the Company determined to consolidate its South San Francisco-based R&D capabilities into its Singapore facility to co-locate with its manufacturing operations and implemented a reduction in force of certain U.S. employees in the Company's R&D function, including members of its management team. As part of this consolidation, the Company will vacate its South San Francisco office and transfer its headquarters to Boston, Massachusetts. Management currently expects this process to be completed by December 31, 2025.

On September 13, 2025, the Company commenced an additional restructuring plan, including an additional reduction in force to align operating costs with revenue projections for its continuing operations.

Both restructuring actions are designed to improve operational efficiency while supporting the execution of the Company's long-term strategic plan. When combined, the reductions-in-force impacted approximately 20% of the Company’s total global workforce.

During the nine months ended September 30, 2025, the Company recognized restructuring charges of approximately $10.8 million resulting from the reductions in force described above, and incurred approximately $2.2 million in restructuring expenses for facility-related costs resulting from the Company’s 2022 restructuring plan. The Company anticipates ongoing similar restructuring expenses until the related lease terminates.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the nine months ended September 30, 2025 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other	Total
Balance at December 31, 2024	$1,581	$—	$—	$1,581
Restructuring and related charges	10,475	2,179	53	12,707
Cash payments	(5,745)	(2,179)	(53)	(7,977)
Balance at September 30, 2025	$6,311	$—	$—	$6,311

(1)
Restructuring liabilities are recorded in accrued liabilities on the condensed consolidated balance sheets. Substantially all severance and other employee-related benefits related to ongoing benefit arrangements and were recorded pursuant to ASC 712, Termination and Other Postemployment Benefits. The beginning balance reflects costs incurred in connection with restructuring plans undertaken in 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2025 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 15, 2025, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

On June 22, 2025, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Illumina, Inc. (“Illumina”). Pursuant to the terms of the Purchase Agreement, Illumina will acquire all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC and Sengenics Corporation Pte Ltd, each a wholly owned subsidiary of the Company that operates our aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the “SomaScan Business”) (such transaction, the “Transaction”). The Transaction does not include our mass cytometry and microfluidics businesses, which are being retained by us.

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
o
Total revenue may vary from period to period based on, among other things, the timing and size of new contracts, fluctuations in customer consumption of and adoption trends, ramp time and productivity of our salesforce, the impact of significant transactions, and seasonality. Failure to effectively develop and expand our sales and marketing capabilities or improve the productivity of our sales and marketing organization could harm our ability to expand our potential customer and sales pipeline, increase our customer base, and achieve broader market acceptance of our products.
•
Continued investment in growth:
o
We continue to invest significantly in our commercial infrastructure.
o
We have and expect to continue to make investments in research and development (“R&D”), including hiring employees with the necessary scientific and technical backgrounds to enable enhancements to our existing products and services and bring new products and services to market.
•
Ability to lower operating costs:
o
We continue to focus on improving operating discipline through the implementation of restructuring plans and lean Standard BioTools Business System principles to build more efficient operations and reduce costs.
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

Research and Development

R&D expenses consist primarily of personnel-related costs related to enhancing our technologies and supporting development and commercialization of new and existing products and services. R&D expenses also consist of laboratory supply costs, clinical study costs, consulting fees, and other allocated overhead expenses. We plan to continue to invest significantly in our R&D efforts with an expected focus on advancing our products and services. As a result, we expect R&D expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Selling, General, and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management teams, as well as professional services, including legal and accounting services.

Restructuring and Related Charges

On August 28, 2025, we determined to consolidate our South San Francisco-based R&D capabilities into our Singapore facility to co-locate with our manufacturing operations and to implement a reduction in force of certain U.S. employees in our R&D function, including members of our management team. As part of this consolidation, we will vacate our South San Francisco office and transfer our headquarters to Boston, Massachusetts. We currently expect this process to be completed by December 31, 2025.

On September 13, 2025, we commenced an additional restructuring plan, which included a reduction-in-force.

Restructuring and related charges primarily consist of severance costs related to our recent reduction-in-force and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our facility lease in South San Francisco. These costs, including a reduction in force, are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business. When combined, these reductions-in-force impacted approximately 20% of our total global workforce.

Transaction and Integration Expenses

Transaction and integration expenses consist of costs incurred in connection with acquisition- and divestiture-related activities, including legal, advisory, accounting and other transaction-related costs including integration costs.

Bargain Purchase Gain

Bargain purchase gain represents the excess of fair value of the assets acquired and liabilities assumed over the fair value of the consideration transferred in connection with the merger with SomaLogic (the “Merger”). We determined that the bargain purchase gain was primarily attributable to a rapid decline in our stock price in the days following the announcement of the Merger, which persisted through the closing date on January 5, 2024.

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

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenue	$19,552	100%	$22,086	100%	$61,536	100%	$66,231	100%
Cost of revenue	10,068	51%	9,960	45%	30,375	49%	32,705	49%
Gross profit	9,484	49%	12,126	55%	31,161	51%	33,526	51%
Operating expenses:
Research and development	6,356	33%	6,939	31%	18,018	29%	21,791	33%
Selling, general and administrative	26,595	136%	24,466	111%	84,524	137%	75,740	114%
Restructuring and related charges	9,428	48%	2,341	11%	12,707	21%	12,374	19%
Transaction and integration expenses	43	0%	5,079	23%	1,517	2%	25,024	38%
Total operating expenses	42,422	217%	38,825	176%	116,766	190%	134,929	204%
Loss from continuing operations	(32,938)	(169)%	(26,699)	(121)%	(85,605)	(139)%	(101,403)	(153)%
Bargain purchase gain	—	—%	—	—%	—	—%	25,213	38%
Interest income	2,140	11%	4,794	22%	7,517	12%	16,303	25%
Interest expense	(10)	(0)%	(853)	(4)%	(21)	(0)%	(2,744)	(4)%
Other income (expense), net	(2,092)	(11)%	957	4%	3,438	6%	(865)	(1)%
Loss from continuing operations before income taxes	(32,900)	(168)%	(21,801)	(99)%	(74,671)	(121)%	(63,496)	(96)%
Income tax benefit (expense)	1,216	6%	(118)	(1)%	1,944	3%	(270)	(0)%
Net loss from continuing operations	(31,684)	(162)%	(21,919)	(99)%	(72,727)	(118)%	(63,766)	(96)%
Discontinued operations:
Loss from discontinued operations, net of tax	(3,003)	(15)%	(5,019)	(23)%	(21,452)	(35)%	(41,047)	(62)%
Net loss	$(34,687)	(177)%	$(26,938)	(122)%	$(94,179)	(153)%	$(104,813)	(158)%

Revenue

The following table sets forth revenue by product type, presented in dollars and as a percentage of total revenue ($ in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%	2025	2024	$	%
Product revenue:
Instruments	$5,095	$5,271	$(176)	(3)%	$16,956	$17,221	$(265)	(2)%
Consumables	8,705	10,508	(1,803)	(17)%	27,298	29,766	(2,468)	(8)%
Total product revenue	13,800	15,779	(1,979)	(13)%	44,254	46,987	(2,733)	(6)%
Services and other revenue	5,752	6,307	(555)	(9)%	17,282	19,244	(1,962)	(10)%
Total revenue	$19,552	$22,086	$(2,534)	(11)%	$61,536	$66,231	$(4,695)	(7)%

For the three months ended September 30, 2025, total revenue declined $2.5 million, or 11%, compared to the prior year period. The decline was primarily driven by a $1.8 million decrease in consumables revenue, with services and other revenue and instruments revenue decreasing by $0.6 million and $0.2 million, respectively. The revenue decline was anticipated by management and reflects continued macroeconomic pressures on customer spending, including budgetary limitations and constrained funding environments that have impacted purchase timing and deal closure rates.

For the nine months ended September 30, 2025, total revenue declined $4.7 million, or 7%, compared to the prior year period. The decline was primarily driven by a $2.5 million decrease in consumables revenue, due to macroeconomic pressures on customer spending, including budgetary limitations and constrained funding environments. The decline was further driven by a decrease of $2.0 million in services and other revenue, as a result of lower service requirements from improved instrument reliability and timing of customer maintenance schedules.

Cost of Revenue and Gross Profit

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%	2025	2024	$	%
Cost of product revenue	$6,728	$6,159	$569	9%	$20,767	$21,775	$(1,008)	(5)%
Cost of service revenue	3,340	3,801	(461)	(12)%	9,608	10,930	(1,322)	(12)%
Total cost of revenue	$10,068	$9,960	$108	1%	$30,375	$32,705	$(2,330)	(7)%
Gross profit	$9,484	$12,126	$(2,642)	(22)%	$31,161	$33,526	$(2,365)	(7)%
Gross margin	48.5%	54.9%	N/A	(6.4)%	50.6%	50.6%	N/A	0.0%

For the three months ended September 30, 2025, gross profit decreased $2.6 million, or 22%, compared to the prior year period, primarily due to revenue decline.

For the nine months ended September 30, 2025, gross profit decreased $2.4 million, or 7%, compared to the prior year period, primarily due to revenue decline.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$6,356	$6,939	$(583)	(8)%	$18,018	$21,791	$(3,773)	(17)%
Selling, general and administrative	26,595	24,466	2,129	9%	84,524	75,740	8,784	12%
Restructuring and related charges	9,428	2,341	7,087	303%	12,707	12,374	333	3%
Transaction and integration expenses	43	5,079	(5,036)	(99)%	1,517	25,024	(23,507)	(94)%
Total operating expenses	$42,422	$38,825	$3,597	9%	$116,766	$134,929	$(18,163)	(13)%

Research and Development

For the three months ended September 30, 2025, R&D expense decreased by $0.6 million, or 8%, compared to the prior year period. The reduction in R&D expense was primarily driven by the deferral of long-term R&D projects, which reduced personnel and material costs.

For the nine months ended September 30, 2025, R&D expense decreased $3.8 million, or 17%, compared to the prior year period. The reduction reflects restructuring activities undertaken during 2024 and 2025, which reduced personnel-related expenses by $1.7 million. Additionally, long-term R&D projects were deferred, which reduced material and supply costs by $1.7 million and consulting costs by $0.6 million.

Selling, General and Administrative

For the three months ended September 30, 2025, SG&A expense increased by $2.1 million, or 9%, compared to the prior year period. This increase primarily reflects the classification of the SomaScan business as discontinued operations. Following this classification, certain personnel-related costs and corporate overhead costs that previously supported both business segments now remain with continuing operations, as these shared services and infrastructure costs cannot be proportionally allocated to discontinued operations. The increase in these residual costs compared to the prior year period primarily reflects infrastructure expansion during the intervening period, which created a larger base of shared costs at the time of discontinuation.

For the nine months ended September 30, 2025, SG&A expense increased $8.8 million, or 12%, compared to the prior year period. The increase primarily reflects $6.6 million in stock-based compensation expense due to accelerated vesting associated with headcount reductions, $5.6 million in personnel and infrastructure costs, $1.6 million in depreciation and amortization expense, and $1.1 million in materials and supplies expense. These increases were partially offset by a $5.6 million decrease in consulting fees.

Restructuring and Related Charges

Restructuring and related charges for the three and nine months ended September 30, 2025 increased by $7.1 million and $0.3 million, or 303% and 3%, respectively, compared to the prior year periods. The increase in both periods was primarily driven by an increase in severance and other benefits paid in connection with a reduction of our workforce during the three months ended September 30, 2025.

Transaction and Integration Expenses

Transaction and integration expenses for the three and nine months ended September 30, 2025 decreased by $5.0 million and $23.5 million, or 99% and 94%, respectively, compared to the prior year periods. The decrease in both periods was due significant legal, advisory, accounting, and integration expenses incurred in connection with the Merger during the nine months ended September 30, 2024, the majority of which were one-time in nature. We expect to incur additional transaction and integration expenses in connection with current and future transactions.

Bargain purchase gain

Bargain purchase gain decreased by $25.2 million, or 100%, for the nine months ended September 30, 2025 compared to the prior year period. The bargain purchase gain recognized during the nine months ended September 30, 2024 was due to the consummation of the Merger, which resulted in the fair value of assets acquired and liabilities assumed exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger. The Company did not recognize any gains on bargain purchases of businesses during the three or nine months ended September 30, 2025.

Interest Income

Interest income decreased by $2.7 million and $8.8 million, or 55% and 54%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in both periods was primarily due to a reduction in the interest earned on balances of money market funds and investments. The interest earned on money market funds and investments decreased due to lower account balances and interest rates during the three and nine months ended September 30, 2025.

Interest Expense

Interest expense decreased by $0.8 million and $2.7 million, or 99% and 99%, for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. During 2024, we fully repaid our then-outstanding term loan facility, as well as the balance on convertible notes issued during 2019. As a result, we had no material debt outstanding during the three and nine months ended September 30, 2025, which resulted in negligible interest expense for the periods.

Other Income (Expense), net

Other income (expense), net decreased by $3.0 million for the three months ended September 30, 2025 and increased by $4.3 million for the nine months ended September 30, 2025, compared to the prior year periods. The decrease in the three-month period was primarily due to foreign currency transaction losses on intercompany receivables denominated in foreign currencies, while the increase in the nine-month period was primarily driven by foreign currency transaction gains on these receivables. The nine-month period also benefited from a $3.4 million gain from a decrease in the fair value of our contingent consideration liability.

Income Tax Expense

We recorded an income tax benefit of $1.2 million and income tax expense of $0.1 million in the three months ended September 30, 2025 and 2024, respectively. We recorded an income tax benefit of $1.9 million and income tax expense of $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The favorable impact to our tax provisions reflect the effect of our foreign operations, which reported lower pre-tax income in the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Loss from discontinued operations

Loss from discontinued operations decreased by $2.0 million and $19.6 million, or 40% and 48%, for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases in loss from discontinued operations were primarily due to reductions in operating expenses as a result of restructuring activities undertaken in 2024, which reduced personnel-related costs and other operating expenses within the SomaScan Business.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,279.8 million as of September 30, 2025. To date, we have funded our operating losses primarily through acquisitions, equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through acquisitions, divestitures, equity offerings, or issuances of debt instruments.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and investments. Our collective balances of cash, cash equivalents and investments were $214.4 million and $292.9 million at September 30, 2025 and December 31, 2024, respectively.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital have historically included debt and operating leases. Our operating lease arrangements require cash repayment, and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. However, as of September 30, 2025, we have repaid the majority of our traditional debt obligations and no longer maintain access to credit facilities. Accordingly, our ongoing sources of capital are primarily limited to equity and cash generated from operations.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flow summary:
Net cash used in operating activities	$(73,153)	$(129,395)
Net cash provided by investing activities	35,449	337,448
Net cash used in financing activities	(50)	(48,096)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	942	(518)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,812)	$159,439

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

In the nine months ended September 30, 2025, we used $43.3 million of net proceeds from the sales and maturities of investments to help fund $73.2 million of net cash used in operating activities. We did not repurchase any common stock or repay any debt during the nine months ended September 30, 2025.

In the nine months ended September 30, 2024, we used $62.4 million of net proceeds from the sales and maturities of investments to help fund $129.4 million of net cash used in operating activities, $40.5 million of common stock repurchases under the 2024 Stock Repurchase Program, and $8.2 million of repayments on our term loan facility and convertible notes issued in 2014.

Operating Activities

Net cash used in operating activities decreased by $56.2 million for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in cash use is due to a decrease in operating expenses for the nine months ended September 30, 2025 compared to the same period in 2024, resulting from the completion of restructuring activities during 2024.

Investing Activities

Net cash provided by investing activities was $35.4 million for the nine months ended September 30, 2025, compared to $337.4 million for the same period in 2024. The activity for the nine months ended September 30, 2025 is primarily due to $43.3 million of proceeds from sales and maturities of investments, net of purchases, partially offset by purchases of property and equipment of $7.8 million. In contrast, the net cash provided for the nine months ended September 30, 2024 reflects $280.0 million of cash acquired in the Merger, along with $62.4 million of proceeds from sales and maturities of investments, net of purchases.

Financing Activities

Cash used in financing activities was less than $0.1 million for the nine months ended September 30, 2025 compared to $48.1 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we executed $40.5 million of common share repurchases under the 2024 Stock Repurchase Program and made $8.2 million of payments on the Company's term loan and convertible notes issued in 2014. We did not repurchase any common shares or repay any debt during the nine months ended September 30, 2025.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are comprised of funds held in checking accounts and money market accounts. The primary objective of our cash investment activities is to preserve our capital for the purpose of funding operations.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the nine months ended September 30, 2025, the Company recognized $3.2 million of foreign currency exchange gains due to changes in foreign currency exchange rates. For the three and nine months ended September 30, 2024, foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in Part I Item 1A “Risk Factors” in our Annual Report and Part II Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which could materially affect our business, financial condition or results of operations. The risks in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized the 2024 Share Repurchase Program pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of September 30, 2025, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not purchase any shares of common stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

STANDARD BIOTOOLS INC.

Dated: November 4, 2025	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 4, 2025	By:	/s/ Alex Kim
Alex Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)