Form 10-K
period 2025-12-31
STANDARD BIOTOOLS INC.
filed 2026-03-16
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________________________________

Commission file number: 001-34180

STANDARD BIOTOOLS INC.

(Exact name of registrant as specified in its charter)

Delaware			77-0513190
State or other jurisdiction of incorporation or organization			I.R.S. Employer Identification No.

50 Milk Street, 10th Floor	Boston,	MA	02109
Address of principal executive offices			Zip Code

Registrant’s telephone number, including area code: (650) 266-6000

_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LAB	The Nasdaq Global Select Market

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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $290.9 million based on the closing sale price on that date. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 12, 2026, there were 390,071,506 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with the registrant’s 2026 annual meeting of stockholders are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, such proxy statement shall not be deemed to be part of this report.

STANDARD BIOTOOLS INC.

FISCAL YEAR 2025

FORM 10-K

ANNUAL REPORT

i

Special Note Regarding Forward-looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, timing of shipments, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, existing and potential future National Institutes of Health funding pressures, the effect from existing and potential future U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses and discontinuing of certain product lines), our expectations regarding the benefits and integration of acquired businesses and/or products and the transaction with Illumina, Inc. (“Illumina”), including the financial impact of the transaction, potential earnout payments and royalty streams, potential integration, restructuring and transition-related disruption from the transaction, and potential stockholder litigation from the transaction. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

Standard BioTools, the Standard BioTools logo, Fluidigm®, the Fluidigm logo, 48.Atlas™, Access Array™, Advanta™, Advanta EASE™, Atlas™, Biomark™, “Bringing new insights to life”™, C1™, Callisto™, Cell-ID™, CyTOF®, CyTOF XT™, the CyTOF XT logo, D3™, Delta Gene™, Direct™, Digital Array™, Dynamic Array™, EP1™, EQ™, FC1™, Flex Six™, Flow Conductor™, FluiDesign™, Helios™, High-Precision 96.96 Genotyping™, HTI™, Hyperion™, Hyperion+™, IMC™, Imaging Mass Cytometry™, Immune Profiling Assay™, Juno™, Maxpar®, MCD™, MSL®, Nanoflex™, Open App™, Pathsetter™, Polaris™, qdPCR 37K™, Script Builder™, Script Hub™, Singular™, SNP Trace™, SNP Type™, “Unleashing tools to accelerate breakthroughs in human health”™, X9™ Real Time PCR System, and Xgrade™ are trademarks or registered trademarks of Standard BioTools Inc. or its affiliates in the United States and/or other countries. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. We do not use the ® or ™ symbol in each instance in which one of our trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.

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

On June 22, 2025, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Illumina. Pursuant to the terms of the Purchase Agreement, Illumina acquired all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC (“Sengenics LLC”) and Sengenics Corporation Pte Ltd (“Sengenics Pte” and together with Sengenics LLC, “Sengenics”) (collectively, the “Disposed Entities”), each a wholly owned subsidiary of the Company that operated the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the “SomaScan Business”) (such transaction, the “Transaction”). The Transaction did not include our mass cytometry and microfluidics businesses, which we retained. The Transaction closed on January 30, 2026.

The SomaScan Business has been classified as held-for-sale and a discontinued operation under generally accepted accounting principles in the United States ("GAAP"). The results of the SomaScan Business are classified as discontinued operations, and, unless otherwise noted, the description of our business in this Annual Report on Form 10-K relates solely to our continuing operations.

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

Proteomics		Multi-omics / Genomics
Platform	**CyTOF**	**Hyperion**	**Biomark**
Omic	Single-cell proteomics	Spatial proteomics	Genomics and multi-omics
Instrument			
Overview	Captures highly multiplexed (50) surface and functional markers simultaneously	Captures the necessary dynamic range of 40+ markers simultaneously, with up to 35 - 100x throughput vs. cyclic immunofluorescence	Walk-away automated benchtop qPCR and library prep platform that combines multiple assays in a single run
Applications	• Cancer biology • Neuroscience • Autoimmune disorders • Inflammation	• Cancer biology • Neuroscience • Autoimmune disorders • Inflammation • Infections disease • Translational immunology • Therapeutic response • Personalized medicine	• Agrigenomics • Gene expression • Genotyping • Pharmacogenomics • Sample identification • Pathogen detection

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

Proteomics

We believe proteomics represents one of the largest untapped opportunities in the life sciences industry today, given its extensive existing applications and broad potential. Currently, most of the drugs approved by the U.S. Food and Drug Administration (the "FDA") target a protein, and most other drugs interact with, or are influenced by, protein-mediated signal transduction cascades. Our technologies aim to address a large opportunity across proteomics-based markets and are uniquely designed to attract, capture, and retain customers representing a substantial share of each of these markets:

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

Customers

We sell our instruments and consumables for research use only ("RUO") to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies.

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

Intellectual Property

Patents

We have developed a portfolio of issued patents and patent applications directed towards commercial products and technologies in development. As of December 31, 2025, we owned or licensed approximately 400 patents and had approximately 150 pending patent applications worldwide. Our utility and design patents have expiration dates ranging up to year 2047.

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

Laboratory Technology for Research Use Only

The FDA regulates any diagnostic test, or any component of such a test, that meets the definition of a medical device, except under specific, narrow circumstances. The Federal Food, Drug, and Cosmetic Act (“FDCA”) defines a medical device as “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” By this definition, in vitro reagents and diagnostic tests are considered medical devices. Specifically, the FDA defines an in vitro diagnostic product (“IVD”) as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.”

However, our proteomics, genomics, and analytical instruments, reagents, and other consumables are currently intended for, labeled and sold only for RUO applications, and we sell them to academic institutions, life sciences and clinical research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-clinical and non-diagnostic purposes. Such products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions. Accordingly, they are not subject to pre- and post-market controls for medical devices by the FDA, with the exception that we must comply with the agency’s regulations relating to the labeling of IVDs intended for RUO applications. In accordance with such regulations, our RUO products are labeled, “For Research Use Only. Not for use in diagnostic procedures.”

The FDA’s final guidance document “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the "RUO/IUO Guidance"), provides the FDA’s thinking on when IVDs are properly labeled for RUO or for IUO. The RUO/IUO Guidance explains that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicate that the manufacturer knows its product is being used by customers for clinical diagnostic uses or that the manufacturer intends such uses. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications, a manufacturer’s provision of technical support for clinical validation or clinical applications of the product, or solicitation of business from clinical laboratories that perform diagnostic testing, all of which FDA may consider evidence of intended uses that conflict with RUO/IUO labeling. If we are required to obtain marketing authorization from FDA for our products that we label and sell as RUO, we may be required to delay marketing and commercialization while we obtain pre-market clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

In some cases, our customers may, on their own initiative and without consulting us, use our RUO-labeled products in laboratory developed tests (“LDTs”), intended for the diagnosis or treatment of patients their own LDTs or in other FDA-regulated products for clinical diagnostic use.

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

Data Privacy and Security Laws

Certain state laws govern the privacy and security of health-related and other personal information in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act ("CMIA") imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California has also recently adopted the California Consumer Privacy Act of 2018 ("CCPA"), which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the law includes limited exceptions, including for medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act ("CPRA") went into effect January 1, 2023 amending and strengthening the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of our California-based employees. It also created a new California data protection agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. Various states have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply.

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

International Laws and Regulations

Many countries in which we may offer any of our products in the future have anti-kickback regulations prohibiting companies from offering, paying, soliciting or receiving remuneration, directly or indirectly, for the purpose of obtaining or retaining business. In situations involving physicians employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act (FCPA), and/or other applicable anti-corruption laws.

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

European Union IVD Laws and Regulations

Whether or not we are required to comply with requirements for marketing clinical diagnostic products in the United States, we may be required to obtain marketing authorizations from regulatory authorities in non-United States countries prior to the marketing of any product for clinical diagnostic use in such countries. The laws and regulations relating to laboratory equipment, reagents and assays in other jurisdictions vary from those in the United States and may be easier or more difficult to satisfy and are subject to change. For example, in the European Union ("EU").

IVDs, other than devices for performance evaluation, must bear the CE marking of conformity when they are placed on the European market. The CE mark is a declaration by the manufacturer that the product meets all the appropriate provisions of the applicable EU legislation. As a general rule, the manufacturer must follow the EU declaration of conformity procedure to obtain or apply a CE mark.

In May 2022, the In Vitro Diagnostic Medical Devices Regulation ("IVDR") (Regulation (EU) 2017/746) that was published in May 2017 became effective after a five-year transition period until its implementation on May 26, 2022. Unlike the previous directive governing IVDs, EU Directive 98/79/EC (“IVD Directive”), the IVDR has binding legal force throughout every Member State. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR as enacted by the European Commission (EC), IVDs are subject to additional legal regulatory requirements. Among other things, the IVDR introduced a new risk-based classification system and requirements for conformity assessments. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, and all such products, as with all new IVDs, must undergo the IVDR’s conformity assessment procedures. In addition, the IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

However, IVDs intended for RUO purposes, and that comply with applicable RUO labeling requirements, that are marketed and distributed in the European Union are exempt from the requirements set forth in the IVDR and are instead subject to other product safety laws and regulations in the European Union, such as the General Product Safety Regulation (“GPSR”) (Regulation (EU) 2023/988), and in individual Member States. The GPSR requires companies marketing applicable products in the European Union to ensure product traceability and compliance, with noncompliance potentially resulting in penalties and reputational harm.

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

Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data. On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the European Union to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised by the Court of Justice of the European Union in a 2016 decision invalidating the Privacy Shield, the previous mechanism for transferring data from the European Union to the United States. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Relatedly, following the United Kingdom’s withdrawal from the EU, the GDPR was implemented in the United Kingdom as the U.K. GDPR. which sits alongside the amended U.K. Data Protection Act 2018, which implements certain derogations in the EU GDPR into UK law. Under the U.K. GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the U.K. GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. In June of 2021, the European Commission issued a decision, which was subsequently renewed on December 19, 2025, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the EU to the United Kingdom, meaning that organizations in the EEA can send personal data to the UK under the EU GDPR without additional safeguards.

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

Geographic Area Information

During the last three years, a significant portion of our revenue was generated outside of the United States. Total revenue received from customers outside the United States was $56.9 million, or 67% of our total revenue in 2025, compared to $55.6 million, or 61% of our total revenue in 2024, and $62.2 million, or 59% of our total revenue in 2023. The majority of our long-lived assets are located within the United States, Singapore and Canada. Refer to Note 4 to our consolidated financial statements for additional information regarding geographic areas.

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

We are a values-driven organization. We believe strong shared values are essential for us to evolve and grow and to be successful for the long-term. Our values form our relationships with customers, suppliers, investors and each other. They help us to model respect and inclusiveness in our words and actions. Our core values conceived and developed by our employees are:

•
Customer commitment;
•
Integrity;
•
Respect; and
•
Continuous improvement.

A Diverse Global Workforce

As of December 31, 2025, we had a total of 389 employees worldwide, excluding employees associated with our discontinued operations, of which 385 were full-time employees and 96 were located in the United States. To our knowledge, none of our employees are represented by a labor union nor are they subject to a collective bargaining agreement.

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of March 9, 2026:

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

Our principal executive offices are located at 50 Milk Street, 10th Floor, Boston, Massachusetts 02109. Our telephone number is (650) 266-6000. Our website address is www.standardbio.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Our SEC reports can be accessed through the investor relations page of our website located at http://investors.standardbio.com. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Summary of Risk Factors

Risks Related to our Business, Industry, and Strategy

•
Our financial results and revenue growth rates have varied significantly from quarter-to-quarter and year-to-year due to a number of factors.
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

Risks Related to the Transaction with Illumina and Merger with SomaLogic

•
Past and potential future divestitures or other transactions could adversely affect our costs, revenues, profitability, and financial position.
•
We may be unable to fully realize the expected benefits from the Transaction.
•
We have been exposed to litigation related to the merger with SomaLogic (the "Merger") and may in the future be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

Risks Related to Operations and Reliance on Third Parties

•
We may experience development or manufacturing problems or delays that could limit potential growth of our revenue or increase our losses.
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
•
If our direct sales, field support, marketing forces, and distribution capabilities are not sufficient to adequately address our customers’ needs, our business will be adversely affected.
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
•
Compliance or failure to comply with current and future regulations affecting our products and business operations worldwide could cause us significant expense and adversely impact our business.

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

In addition, inflationary pressure, including as a result of supply shortages, has adversely impacted and could continue to adversely impact our financial results. Our operating costs have increased over time, and may continue to increase, due to the recent growth in inflation. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.

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
•
the issuance of our equity securities;
•
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic collaboration, merger, or acquisition;
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

If we undertake acquisitions or pursue strategic mergers in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. We may also structure acquisitions or strategic collaborations by issuing shares of common stock or other securities in the future, and stockholders may decide not to hold the shares of our common stock or other securities they receive in such transaction. Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

We have incurred losses since inception, and we may continue to incur substantial losses for the foreseeable future.

We have incurred significant losses in each fiscal year since our inception, including net losses of $74.9 million, $138.9 million, and $74.7 million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1.3 billion. These losses have resulted principally from costs incurred in our research and development programs, and from our manufacturing costs and selling, general, and administrative ("SG&A") expenses. To date, we have funded our operations primarily through equity offerings, the issuance of debt instruments, acquisitions, and from sales of our products. Until we are able to generate additional revenue to support our level of operating expenses, we will continue to incur operating and net losses and negative cash flow from operations and may have to seek additional financing.

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

Our activities, including manufacturing, R&D and administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics. Climate change may cause certain of these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations, including manufacturing and R&D, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue. Further, geopolitical events like the ongoing conflicts in Ukraine, the Middle East, and Venezuela may also impact our operations by affecting our supply chain or impacting our operations located in the region of instability.

Market opportunities may not develop as we expect, limiting our ability to successfully sell our products, or our product development and strategic plans may change and our entry into certain markets may be delayed, if it occurs at all.

The application of our technologies to high-throughput genomics, single-cell genomics and, particularly, mass cytometry applications are in many cases emerging market opportunities. We believe these opportunities will take several years to develop or mature and we cannot be certain that these market opportunities will develop as we expect. The future growth of our markets and the success of our products depend on many factors beyond our control, including recognition and acceptance by the scientific community, and the growth, prevalence, and costs of competing methods of genetic and protein analysis. Additionally, our success depends on the ability of our sales organization to successfully sell our products into these markets. If we are not able to successfully market and sell our products, or to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures. In addition, our product development and strategic plans may change, which could delay or impede our entry into these markets.

The life science markets are highly competitive and subject to rapid technological change, and we may not be able to successfully compete.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions, and strong price competition. We compete with both established and development stage life science research companies that design, manufacture, and market instruments and consumables for gene expression analysis, single-cell targeted gene expression and protein expression analysis, single nucleotide polymorphism ("SNP") genotyping, quantitative polymerase chain reaction ("qPCR"), digital PCR, flow cytometry, tissue imaging, and additional applications using well established laboratory techniques, as well as newer technologies such as bead encoded arrays, microfluidics, next-generation DNA sequencing ("NGS"), microdroplets, spatial protein expression, and photolithographic arrays. Most of our current competitors have significantly greater name recognition, greater financial and human resources, broader product lines and product packages, larger sales forces, larger existing installed bases, larger intellectual property portfolios, and greater experience and scale in research and development, manufacturing, and marketing than we do.

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

Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling, and cost-effective. Most of our potential customers already use expensive research systems in their laboratories and may be reluctant to replace those systems. Market acceptance of our systems will depend on many factors, including our ability to convince potential customers that our systems are an attractive alternative to existing technologies. Compared to some competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in customers choosing to retain their existing systems or to purchase systems other than ours, and revenue from the sale of legacy instruments that may have contributed significant revenue in prior periods may decrease.

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

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques, or products could emerge that might offer better combinations of price and performance than our current or future product lines and systems. Existing markets for our products, including high-throughput genomics, single-cell genomics and mass cytometry, as well as potential markets for our products such as high-throughput NGS and molecular applications, are characterized by rapid technological change and innovation. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce new, enhanced, and competitive technology to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. Developing and implementing new technologies typically involve substantial development costs and we may not have adequate resources available to be able to successfully introduce new applications of, or enhancements to, our systems. We cannot guarantee that we will be able to maintain technological advantages over emerging technologies in the future. While we typically plan improvements to our systems, we may not be able to successfully implement these improvements. If we fail to keep pace with emerging technologies, demand for our systems will not grow and may decline, and our business, revenue, financial condition, and operating results could suffer materially. In addition, if we introduce enhanced systems but fail to manage product transitions effectively, customers may delay or forgo purchases of our systems, and our operating results may be adversely affected by product obsolescence and excess inventory. Even if we successfully implement some or all of these planned improvements, we cannot guarantee that our current and potential customers will find our enhanced systems to be an attractive alternative to existing technologies, including our current products.

If we fail to achieve the expected financial and operational benefits of our previously announced or future restructuring plans and other strategic initiatives, our business and financial results may be harmed.

From time to time, we have implemented efficiency and cost-savings initiatives intended to stabilize our business operations. The purpose of the restructuring plans is to improve operational efficiency, reduce operating costs and better align our workforce with the current needs of our business. There is no guarantee that any particular restructuring plan will achieve its intended benefits and cost savings or that our post-restructuring focus will be sufficient for us to achieve success. For example, our cost restructuring efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which could require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities, and would make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, changes in our commercial and strategic focus and allocation of resources contemplated by the restructuring plans, as well as implementation of our other strategic initiatives, may be unsuccessful or result in unanticipated risks or other unintended consequences for our business, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business growth strategy involves the potential for significant acquisitions, and our operating results and prospects could be harmed if we are unable to integrate future acquisitions successfully.

We may in the future acquire other businesses to improve our product offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete, and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any transaction we complete may not be successful. Any merger or acquisition we may pursue would involve numerous risks, including but not limited to the following:

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

Our future growth may depend, in part, on our ability to develop and commercialize our testing products in foreign markets. We may not be permitted to market or promote any of our products before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our testing products. To obtain separate regulatory approval in many other countries, we and our collaborators and service providers must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing, and distribution of our products. If we obtain regulatory approval of our products and ultimately commercialize them in foreign markets, we would be subject to additional risks and uncertainties, including any or all of the following:

•
different regulatory requirements for approval of laboratory instruments and IVDs in foreign countries;
•
reduced protection for intellectual property rights;
•
the existence of additional third-party patent rights of potential relevance to our business;
•
unexpected changes in tariffs, trade barriers, and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;
•
foreign reimbursement, pricing, and insurance regimes;
•
workforce uncertainty in countries where labor unrest is common;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, such as the ongoing conflicts in Ukraine, the Middle East, and Venezuela or natural disasters which may be exacerbated due to climate change, including earthquakes, typhoons, floods and fires.

RISKS RELATED TO THE TRANSACTION WITH ILLUMINA AND MERGER WITH SOMALOGIC

Past and potential future divestitures or other transactions could adversely affect our costs, revenues, profitability, and financial position.

In order to position our business to take advantage of particular future growth opportunities and/or consolidate our more capable businesses, we have in the past and may in the future pursue a strategy of focusing on one or more specialized facets of our products and services. These actions may require that we abandon or divest certain assets or businesses that no longer fit within our evolving strategic direction, such as the Transaction with Illumina. Abandoning or divesting certain assets or businesses may entail engaging in discussions, evaluating opportunities, and entering into agreements, potentially resulting in transactions involving significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. We may not be able to find potential buyers on favorable terms, we may experience disruption to our business and/or we may divert management attention from other business concerns, lose key employees, and possibly retain certain liabilities related to these potential transactions.

We may be unable to fully realize the expected benefits from the Transaction.

We expect to achieve substantial operating and capital cost savings as a result of the Transaction, and if we are unable to do so, we may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a divesture, including challenges related to controls, procedures and accounting and other policies, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, (vi) a decline in the market price of our common stock, and (vii) potential liabilities, adverse consequences, increased expenses or other problems associated with the Transaction and/or the resulting scaled back business. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements, and prospects.

We have been exposed to litigation related to the Merger with SomaLogic and may in the future be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on our business and operations.

We have been exposed to litigation related to the Merger with SomaLogic and may in the future be exposed to increased litigation from stockholders, customers, suppliers and other third parties due to the combination of our business and SomaLogic’s business following the Merger.

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery (the “Court”) against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and us, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief was filed on March 14, 2025. Oral argument was held on the motion to dismiss on July 10, 2025. On August 7, 2025, the Court issued a bench decision denying the defendants’ motion to dismiss. The Company filed its answer and affirmative defenses to the amended complaint on October 10, 2025. The Court has scheduled a three-day bench trial commencing on March 8, 2027. The parties currently are engaged in discovery. Litigation is inherently uncertain, and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

In March 2024, counsel for Shareholder Representative Services LLC (“SRS”), acting as the representative of the securityholders of Palamedrix, Inc. (“Palamedrix”), sent SomaLogic a letter alleging breaches of the Agreement and Plan of Merger, dated July 25, 2022 (the “Palamedrix Merger Agreement”), relating to milestone payments. SomaLogic disputed these allegations and issued SRS with a Milestone Abandonment Notice.

On July 2, 2025, SRS filed suit against SomaLogic in the Court (the “SRS Chancery Action”), asserting that SomaLogic breached the Palamedrix Merger Agreement – pursuant to which Palamedrix was merged into SomaLogic – by failing to continue investing in the development of certain Palamedrix technology. SRS claims that, had the technology been successfully developed and commercialized, SomaLogic would have been required to pay up to $17.5 million in three sales-based milestone payments.

On August 4, 2025, SomaLogic moved to compel arbitration and/or dismiss the SRS Chancery Action in favor of the dispute resolution procedure for milestone disputes specified in the Palamedrix Merger Agreement. The Court denied the motion, and the matter will continue in the Court. The case will now advance into the discovery phase. Litigation is inherently uncertain, and there can be no assurance regarding the outcome. Whether or not any SRS's claim is successful, this type of litigation may lead to significant costs and divert management's attention and resources, which could adversely affect our business operations.

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

We expect that our revenue in the foreseeable future will continue to be derived primarily from sales of our systems, IFCs, assays, and reagents to academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, biopharmaceutical, biotechnology, and plant and animal research companies, and contract research organizations worldwide. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies and practices of these customers—which may be impacted by, among other factors, a potential domestic and global recession—have had and will continue to have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including concerns regarding any future federal government budget sequestrations, the availability of resources to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods, tariffs and trade restrictions, and changes in the political climate. In addition, academic, governmental, and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations, or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results have fluctuated and may continue to fluctuate substantially due to reductions and delays in research and development expenditures by our customers. For example, reductions in operating expenditures by global academic research facilities have resulted in lower than expected sales of our mass cytometry instruments. Additionally, the imposition of tariffs and delays in issuing VAT and import tax exemptions have adversely affected the sales of our products in China. Similar reductions and delays in customer spending have resulted and may continue to result from other factors that are not within our control, such as:

•
changes in economic conditions;
•
natural disasters or public health crises;

•
changes in government programs that provide funding to research institutions and companies;
•
macroeconomic conditions and the political climate;
•
governmental protectionism, the escalation of tariffs, and other trade barriers;
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

In addition, changing policies of and actions by the U.S. government may adversely affect the ability of our current, or potential, customers or collaborators to purchase, maintain or retain our products and services. In particular, upon taking office in January 2025, the Trump administration effectively prevented the National Institutes of Health from reviewing and awarding grants, or paying out funds under already awarded grants, including for research or other projects that may involve our products and services. While this hold on government grants was rescinded in mid-2025 after legal challenges and policy reversals, if there is another hold on government grants, or if the U.S. government takes any other actions to limit funds available for life science or healthcare research or other projects, it may have a material and adverse impact on our revenue, business, financial condition, and results of operations.

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

We have significant manufacturing operations in Singapore and Canada and operations in the United States. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, public health crises, fires, earthquakes, volcanic eruptions, energy shortages, flooding, or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation of our products at customer sites.

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

If, as a result of global economic or political instability, such as the ongoing conflicts in Ukraine, the Middle East, and Venezuela, potential tariffs, or health pandemics, among other factors, our suppliers experience shortages or delays for materials sourced or manufactured in the affected countries, their ability to supply us with instruments or product components may be affected. If any of these events occur, our business and operating results could be harmed. We have in the past experienced supply issues, as well as quality control problems such as manufacturing errors, with some of our suppliers, and may again experience problems in the future. We may not be able to quickly establish additional or replacement suppliers, particularly for our single source components, or assembly service providers. Any continued or future interruption or delay in the supply of components or materials or assembly of our instruments, or our inability to obtain components, materials, or assembly services from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which would harm our business.

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

Our success depends largely on the skills, experience, and performance of our management team and scientific and technical support personnel. The loss of the services of certain members of our management team or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and staffing shortages could also negatively impact our ability to expand and scale functions that are needed to support the development of our products and the growth of our business. Our research and product development efforts could also be delayed or curtailed if we are unable to attract, train, and retain highly skilled employees, particularly senior scientists and engineers. Competition for qualified senior management and key employees in our industry is intense. We, over the past few years, experienced increased turnover at all levels and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. Attrition and workforce reductions included in our previous restructuring plans could adversely affect our reputation among job seekers. It may also cause our existing employees to experience distractions or a decrease in employee morale. It could result in a loss of institutional know-how, reduced productivity, slower customer service response, reduced effectiveness of internal compliance and risk-mitigation programs, and cancellations of or delays in completing new product developments and other strategic projects. We do not currently maintain key person life insurance covering any of our employees and all our employees, including our management team, may terminate employment without notice and without cause or good reason.

Additionally, in connection with our research and product development efforts, we need to retain and recruit scientists skilled in areas such as molecular and cellular biology, assay development, engineering physics, and manufacturing. We also need highly trained technical support personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively support potential new customers and the expanding needs of current customers. Competition for these people is intense, and we may face challenges in retaining and recruiting such individuals if, for example, our stock price declines, thereby reducing the retention value of equity awards, or our business or technology is not perceived as leading in our field. Because of the complex and technical nature of our systems and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.

If our direct sales, field support, and marketing forces and distribution capabilities are not sufficient to adequately address our customers’ needs, our business will be adversely affected.

We may not be able to market, sell, and distribute our products effectively enough to support our planned growth. We sell our products primarily through our own sales force and through distributors in certain territories. Our future sales will depend on a number of factors including our ability to execute with our existing team, the scope of our marketing efforts and development of our direct sales force, field application specialists, and service engineer teams. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to continue to develop a direct sales force that includes people with specific scientific backgrounds and expertise, and a marketing group with technical sophistication.

In the past year, we have experienced significant changes and increased turnover in our sales and marketing organizations, and we face considerable challenges in recruiting and training qualified replacements. Our future success will depend largely on our ability to recruit, retain, and motivate the skilled sales and marketing force necessary to support our business activities, and any failure to maintain competitive levels of compensation will negatively impact our ability to do so.

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

In addition, the use of a reagent for a particular process may be covered by one or more patents relating to the reagent itself, the use of the reagent for the particular process, the performance of that process, or the equipment required to perform the process. Typically, reagent suppliers, who are either the patent holders or their authorized licensees, sell the reagents along with a license or covenant not to sue with respect to such patents. The license accompanying the sale of a reagent often purports to restrict the purposes for which the reagent may be used. If a patent holder or authorized licensee were to assert against us or our customers that the license or covenant relating to a reagent precluded its use with our systems, our ability to sell and market our products could be materially and adversely affected. For example, our X9 system involves real-time qPCR technology. Leading suppliers of reagents for real-time qPCR reactions include Life Technologies Corporation (now part of Thermo) and Roche Diagnostics Corporation, who are our direct competitors, and their licensees. These real-time qPCR reagents are typically sold pursuant to limited licenses or covenants not to sue with respect to patents held by these companies. We do not have any contractual supply agreements for these real-time qPCR reagents, and we cannot assure you that these reagents will continue to be available to our customers for use with our systems, or that these patent holders will not seek to enforce their patents against us, our customers, or suppliers.

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

The development and use of AI presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation, or otherwise materially harm our business.

AI is increasingly being used in the biopharmaceutical, pharmaceutical, technology, and consumer health industries. We evaluate different AI technologies and identify areas where we can apply AI to improve our operations. Issues relating to the use of new and evolving technologies such as AI, machine learning, generative AI, and large language models, may cause us to experience perceived or actual brand or reputational harm, technical harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, security risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the United States, the recent Executive Order concerning AI may result in extensive new federal rule-making. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

As necessary, we have developed policies governing the use of AI to encourage appropriate use of AI by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to any policies that we may establish could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.

RISKS RELATED TO QUALITY AND THE REGULATORY ENVIRONMENT

Our products could have defects or errors, which may give rise to claims against us, adversely affect market adoption of our systems, and adversely affect our business, financial condition, and results of operations.

Our systems utilize novel and complex technology, and such systems may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects, or errors will not arise, and as we increase the density and integration of our systems, these risks may increase. We generally provide warranties that our systems will meet performance expectations and will be free from defects. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins.

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

Disruptions at the SEC, and other government agencies caused by funding shortages, mass layoffs, or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent our products from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business relies, which could negatively impact our business.

Disruptions at the SEC and other agencies may also adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the SEC, would have to furlough employees and stop critical activities during that period.

Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are currently limited to RUO with respect to many of the materials and components used in our consumable products including our assays.

We sell our instruments and consumable products, and certain of our assays, with express restrictions that they be used for RUO applications. The sale of our RUO products for any clinical or diagnostic purposes may require that we obtain regulatory clearance or approval to market the products for such purposes and also that we acquire certain materials and components used in the products from suppliers without an RUO restriction. There can be no assurance that we would be able to acquire these materials and components for use in diagnostic products on acceptable terms, if at all, if we are required to do so. If we are unable to do so, we would not be able to expand our instrument, consumable, and assay product offerings beyond RUO, and our business and prospects would suffer.

The RUO/IUO Labeling Guidance, emphasizes that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. It further states that merely including a labeling statement that a product is intended for RUO will not necessarily render the device exempt from the FDA’s premarket authorization or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends for its product to be offered for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. If the FDA were to determine that our RUO products were intended for use in clinical investigation, diagnosis, or treatment decisions, or that express or implied clinical or diagnostic claims were made for our RUO products, those products could be considered misbranded or adulterated under the FDCA. If the FDA determines that our RUO products are being marketed for clinical diagnostic use without the required regulatory approval or clearance, we may be required to cease marketing our products as planned, recall the products from customers, revise our marketing plans, and/or suspend or delay the commercialization of our products until we obtain the required authorization. We also may be subject to a range of enforcement actions by the FDA, including warning or untitled letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity. For instance, some of our customers may, on their own initiative, use our RUO-labeled products in the development of LDTs intended for the diagnosis or treatment of patients, or in other FDA-regulated products for clinical diagnostic use, and may request our assistance in developing such uses or validating the instrument, consumable or assay for diagnostic use. If we provide such services or advice, FDA could determine that we intend such instruments, consumables, or assays for clinical or diagnostic uses in contradiction of the RUO labeling and require us to recall the products, prepare and submit applications for marketing authorization for the clinical or diagnostic uses or initiate enforcement actions against us. Any of these developments may adversely affect our business and financial condition.

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

Our RUO products are focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology, and contract research companies. Accordingly, our products are labeled as RUO and are not intended for diagnostic use. While our marketing for our RUO products is focused on the life sciences research market, we may decide to expand our product line to encompass products that are intended to be used for the diagnosis of disease or other medical purposes. Laboratory instruments, consumables, and assays intended for clinical or diagnostic purposes are subject to regulation as medical devices by the FDA and comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain 510(k) clearance or approval of a PMA from the agency in order to sell our products in a manner consistent with applicable U.S. laws and regulations. Such regulatory authorization processes are expensive, time-consuming and uncertain; our efforts may never result in any marketing authorization for our products; and failure by us to obtain or comply with such authorizations could have an adverse effect on our business, financial condition, or operating results. Even if we obtain premarket approval or clearance, where required, such authorization may not be for the use or uses we believe are commercially attractive and/or are critical to the commercial success of our products. As a result, being subject to the FDA’s premarket review and/or post-market control requirements for our products could materially and adversely affect our business, financial condition, and results of operations.

If we are required to obtain premarket approval or clearance for our instruments, consumables or assay products, we and they would be subject to a substantial number of additional requirements applicable to medical devices and their manufacturers, including establishment registration; device listing; quality management system requirements which cover the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities); device labeling; advertising and promotion; recordkeeping; post-market surveillance; post-market studies; adverse event reporting; and device corrections, removals and recalls. One or more of our current or future products may also require clinical trials in order to generate the data required for approval of a PMA. Complying with these requirements may be time-consuming and expensive. We may be required to expend significant resources to ensure ongoing compliance with applicable regulations and implement satisfactory corrective or preventive actions in response to quality issues or enforcement action, which may have a material adverse effect on our ability to design, develop and commercialize products using our technology as planned. Failure to comply with these requirements may subject us to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorizations, as well as significant adverse publicity. If we or our collaborators fail to obtain, or experience significant delays in obtaining, regulatory approvals for our products, we may not be able to launch or successfully commercialize such products in a timely manner, or at all.

The FTC and/or state enforcement or regulatory agencies may object to the methods and materials we use to promote our products and services and initiate enforcement against us, which could adversely affect our business and financial condition.

The FTC and/or state enforcement or regulatory agencies (including but not limited to the offices of state attorneys general) may object to the materials and methods we use to promote our services and our currently marketed instruments, reagents, or assays, or other products we may develop in the future, including with respect to the product claims in our promotional materials or advertising, and may initiate enforcement actions against us. Enforcement actions by the FTC may include, among others, injunctions, civil penalties, and equitable monetary relief.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations and financial condition. Any failure or perceived failure by us to comply with applicable laws or regulations, our internal policies and procedures or our contracts governing our use and disclosures of personal information could result in negative publicity, government investigations and enforcement actions including significant penalties, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

Certain states have adopted privacy and security laws and regulations. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA went into effect in California amending the CCPA and may increase our compliance costs and potential liability, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and adds opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Washington state passed the “My Health My Data” Act, which broadly regulates “consumer health data” and creates a private right of action allowing individuals to sue directly for alleged violations and is expected to increase related litigation. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws (for example, the My Health, My Data Act, the Colorado Privacy Act and other similar laws that recently went into effect in other states, such as Utah, Virginia, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas), any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

The regulatory framework governing the collection, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. Additionally, increasing concerns about health information privacy have recently prompted the federal government to issue guidance taking a newly expansive view of the scope of the laws and regulations that they enforce. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our privacy policies, changing expectations, evolving laws, rules and regulations, industry standards or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations

RISKS RELATED TO ECONOMIC CONDITIONS AND OPERATING A GLOBAL BUSINESS

We generate a substantial portion of our revenue internationally and our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

During the years ended December 31, 2025, 2024, and 2023, approximately 33%, 39%, and 41%, respectively, of our product and service revenue was generated from sales to customers located outside of the United States. We believe that a significant percentage of our future revenue will continue to come from international sources as we expand our international operations and develop opportunities in other countries. Engaging in international business inherently involves a number of difficulties and risks, including:

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
•
changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we sell our products, including as a result of the separation of the United Kingdom from the European Union (Brexit), and the ongoing conflicts in, Ukraine, the Middle East, or Venezuela;
•
business interruptions and travel restrictions resulting from global sociopolitical events, including war and terrorism, public health crises and pandemics, and natural disasters including earthquakes, typhoons, floods, and fires;
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

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries, including a 145% tariff on product imports from China. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.

Our business requires access to materials to manufacture our products, some of which we source from suppliers located outside the United States. Any imposition of or increase in tariffs or other restrictions on imports of materials on which our products rely, as well as corresponding price increases for such materials available domestically, if any, could increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and financial position. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources.

Our business is subject to a variety of evolving U.S. and foreign export controls and economic sanctions regulations that were issued in response to Russia’s invasion of Ukraine, and other geopolitical events; our failure to comply with these laws and regulations could harm our business.

U.S. regulations prohibit U.S. companies from providing or receiving services or conducting any business with, including selling, shipping, or otherwise transferring any U.S.-controlled products to, the Donetsk People’s Republic, Luhansk People’s Republic, and Crimea regions of Ukraine. Additionally, existing U.S. sanctions imposed by the Treasury Department’s Office of Foreign Assets Controls have been expanded to cover a significant number of individuals and entities located in Russia, Belarus, and surrounding regions, including major energy companies and their subsidiaries, and new U.S. export controls imposed by the U.S. Department of Commerce’s Export Administration Regulations on exports to Russia now apply to military, dual-use, and critical technologies. These laws and regulations cover U.S. persons as well as U.S.-controlled products, software, and technologies wherever located. Failure to comply with U.S. and foreign export control and economic sanctions laws and regulations can result in criminal sanctions, civil fines, debarment from government contracting, the loss of export privileges, and, in some cases, imprisonment.

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

Adverse economic conditions in the U.S. and international markets, including any worldwide economic disruption related to another or worsening global pandemic or a recession, could negatively impact our revenues and results of operations. The global credit and financial markets continue to experience volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation and tariffs, and uncertainty about economic stability. Geopolitical events including a potential recession, the Russian invasion of Ukraine, the conflicts in the Middle East, including any resulting adoption and expansion of trade restrictions by the United States, Israel, Russia, and/or China, and Brexit have caused significant economic, market, political and regulatory uncertainty in some of our markets. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science, plant and animal research, and clinical research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability, and results of operations.

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

FINANCIAL, TAX, AND ACCOUNTING RISKS

Our future capital needs are uncertain, and we may need to raise additional funds in the future, which may cause dilution to stockholders or may be upon terms that are not favorable to us.

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
•
the effectiveness of our efficiency, cost-savings, and other strategic initiatives (including those contemplated by our previously announced restructuring plans);
•
the impact of any natural disasters or public health crises and pandemics;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire, license, or otherwise invest in businesses, products, and technologies.

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

If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products or grant licenses on terms that are not favorable to us. If we do not have or are unable to raise adequate funds, we may have to liquidate some or all of our assets, delay development or commercialization of our products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, research and development, or other resources devoted to our products, or cease operations. Any of these factors could harm our operating results.

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

Although we determined that our internal controls over financing reporting were effective as of December 31, 2025, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective.

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

There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability.

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

We are subject to certain U.S. government regulations because we have licensed technologies that were developed with U.S. government grants. In accordance with these regulations, these licenses provide that products embodying the technologies are subject to domestic manufacturing requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise specified rights, referred to as “march-in rights,” which if exercised would allow the government agency to require the licensors or us to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a third party designated by such agency. All of our microfluidic systems revenue is dependent upon the availability of our IFCs, which incorporate technology developed with U.S. government grants. Our genomics instruments, including microfluidic systems and IFCs, are manufactured at our facility in Singapore. The federal regulations allow the funding government agency to grant, at the request of the licensors of such technology, a waiver of the domestic manufacturing requirement. Waivers may be requested prior to any government notification. We are not currently manufacturing instruments and IFCs in the United States that incorporate the relevant licensed technology. If our lack of compliance with any such provisions constituted a material breach of the license agreement, the license of the relevant patents could be terminated, or we could be compelled to relocate our manufacturing of microfluidic systems and IFCs to the United States to avoid or cure a material breach of the license agreement. Any of the exercise of march-in rights, the termination of our license of the relevant patents or the relocation of our manufacturing of microfluidic systems and IFCs to the United States could materially adversely affect our business, operations, and financial condition.

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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in our risk factor titled “Security incidents, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results,” in Part I, Item 1A. "Risk Factors." Refer to this risk factor for additional description of cybersecurity risks and potential related impacts on our Company. We have not experienced any material cybersecurity incidents in the last twelve months.

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

Our cybersecurity risk management and strategy processes are led by our Chief Financial Officer and our Vice President of Information Technology. Our Vice President of Information Technology has over 30 years of work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and has carried relevant degrees and certifications, including Certified Information Systems Security Professional (CISSP) and Certified Cloud Security Professional (CCSP) from ISC2. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters, on at least a quarterly basis. Should a material breach be identified, as defined by the Board of Directors and the executive team, these management team members will notify the executive team and the Board of Directors and draft the required disclosure.

ITEM 2. PROPERTIES

We lease approximately 78,000 square feet of office and laboratory space at our former headquarters in South San Francisco, California (“SSF”) under a 10-year operating lease that commenced in March 2020 and expires on April 30, 2030. On December 31, 2025, we transferred our corporate headquarters to Boston, Massachusetts and vacated our SSF office. In Singapore, we lease approximately 45,000 square feet of office, laboratory and manufacturing space that expires in June 2027. In Ontario, Canada, we lease a 44,500 square feet property that that expires in March 2036 and a 19,000 square feet property that expires in March 2027. As of December 31, 2025, we also lease office space in Japan, China, and France under arrangements that expire through November 2026.

On February 28, 2023, we entered into an agreement with an unrelated party to sublease 25% of the SSF facility. We expect to recognize $9.1 million in sublease income over the 77-month term of the agreement, which commenced in December 2023 and expires concurrent with the expiration of the head-lease in April 2030.

We believe that all of our leased properties are in good condition and are adequate and suitable to use for their intended purpose, and that suitable additional space would be available on commercially reasonable terms if required. Refer to Note 7 of our consolidated financial statements for additional information about leased properties in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

Shareholder Litigation

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On

December 13, 2023, a complaint was filed in the Court against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and us, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief was filed on March 14, 2025. Oral argument was held on the motion to dismiss on July 10, 2025. On August 7, 2025, the Court issued a bench decision denying the defendants’ motion to dismiss. The Company filed its answer and affirmative defenses to the amendment complaint on October 10, 2025. The Court has scheduled a three-day bench trial commencing on March 8, 2027. The parties currently are engaged in discovery. Litigation is inherently uncertain and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

In March 2024, counsel for SRS, acting as the representative of the securityholders of Palamedrix, sent SomaLogic a letter alleging breaches of the Palamedrix Merger Agreement, dated July 25, 2022, relating to milestone payments. SomaLogic disputed these allegations and issued SRS with a Milestone Abandonment Notice.

On July 2, 2025, SRS filed suit against SomaLogic in the Court, asserting that SomaLogic breached the Palamedrix Merger Agreement – pursuant to which Palamedrix was merged into SomaLogic – by failing to continue investing in the development of certain Palamedrix technology. SRS claims that, had the technology been successfully developed and commercialized, SomaLogic would have been required to pay up to $17.5 million in three sales-based milestone payments.

On August 4, 2025, SomaLogic moved to compel arbitration and/or dismiss the SRS Chancery Action in favor of the dispute resolution procedure for milestone disputes specified in the Palamedrix Merger Agreement. The Court denied the motion, and the matter will continue in the Court. The case will now advance into the discovery phase. Litigation is inherently uncertain, and there can be no assurance regarding the outcome. Whether or not any SRS's claim is successful, this type of litigation may lead to significant costs and divert management's attention and resources, which could adversely affect our business operations.

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

We had 227 stockholders of record as of March 9, 2026; however, because many of our outstanding shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by the holders of record.

We have never declared or paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of December 31, 2025, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not repurchase any shares of common stock during the year ended December 31, 2025.

Stock Performance Graphs

The following graph compares the cumulative total shareholder return for our common stock, the S&P 500 Index, the Nasdaq 100 Index, and the Nasdaq Biotechnology Index for the five years ended December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock and in each of the S&P 500 Index, the Nasdaq 100 Index, and the Nasdaq Biotechnology Index. Total return assumes reinvestment of dividends in each of the indices indicated. Total return is based on historical results and is not intended to indicate future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Standard BioTools, Inc., the S&P 500 Index, the Nasdaq Biotechnology Index, and the Nasdaq 100 Index
250
200
150
100
50
0
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
LAB US Equity
NBI Index
NDX Index
SPX Index

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Standard BioTools. This MD&A is provided as a supplement to, and should be read together with, our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management.

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

Recent Developments

Divestiture

On June 22, 2025, we entered into the Purchase Agreement with Illumina pursuant to which Illumina acquired the Disposed Entities. The Transaction did not include our mass cytometry and microfluidics businesses, which we retained. The Transaction closed on January 30, 2026.

Illumina acquired the SomaScan Business for aggregate cash consideration of up to $425 million, comprising (i) an upfront payment of $350 million in cash, payable at the closing of the Transaction, subject to adjustment as set forth in the Purchase Agreement, and (ii) up to $75 million in earnout payments, paid upon the achievement of specified targets for net revenue generated from SomaScan assay services or any other SOMAmer-based assay services and sales of SOMAmer-based array kits and SOMAmer-based next-generation sequencing library preparation kits in fiscal years 2025 and 2026.

In addition, pursuant to the Purchase Agreement , at the closing of the Transaction, as additional consideration, we and Illumina entered into (i) a royalty agreement, pursuant to which we are entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to us for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays and (iii) a royalty agreement, pursuant to which we are entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers.

Restructuring Activities

On August 28, 2025, we determined to consolidate our SSF-based R&D capabilities into our Singapore facility to co-locate with our manufacturing operations and implemented a reduction in force of certain U.S. employees in our R&D function, including members of our management team. As part of this consolidation, we transferred our headquarters to Boston, Massachusetts and vacated our SSF office on December 31, 2025.

On September 13, 2025, we commenced an additional restructuring plan, including an additional reduction in force to align operating costs with revenue projections for our continuing operations.

Both restructuring actions are designed to improve operational efficiency while supporting the execution of our long-term strategic plan. When combined, the reductions-in-force impacted approximately 20% of our total global workforce.

Factors Affecting Our Performance

Instrument Sales

Instrument sales serve as a key indicator of current business performance and provide visibility into future consumables demand. We anticipate continued growth in our installed base as we deepen market penetration and introduce enhanced capabilities that address evolving customer needs.

Our strategy to grow instrument sales includes expanding our global commercial reach, optimizing pricing strategies, and advancing the technological capabilities and applications of our platforms. We actively engage with customers to understand their research priorities and direct our development efforts toward platform enhancements and new applications, which we believe drives adoption of both our instruments and consumables.

Consumables Revenue

Consumables represent a critical component of our revenue model and reflect ongoing customer engagement with our platforms. We monitor consumables trends across our product portfolio and customer segments to inform commercial and development decisions. We expect consumables revenue to grow over time through increased utilization by existing customers, expansion of our installed base, and the introduction of new consumables offerings. Consumables are expected to remain a substantial portion of our total revenue.

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

Restructuring and Related Charges

Restructuring and related charges primarily consist of severance costs related to our recent reduction-in-force and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our SSF facility lease. These costs, including a reduction in force, are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business. When combined, these reductions-in-force impacted approximately 20% of our total global workforce.

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

Results of Operations

The following table presents our consolidated statements of operations and as a percentage of total revenue for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,
	2025		2024
Revenue	$85,331	100%	$91,008	100%
Cost of revenue:
Cost of product revenue	29,553	35%	30,652	34%
Cost of service and other revenue	13,235	16%	15,473	18%
Total cost of revenue	42,788	50%	46,125	51%
Gross profit	42,543	50%	44,883	49%
Operating expenses:
Research and development	25,987	30%	28,831	32%
Selling, general and administrative	109,861	129%	103,058	113%
Restructuring and related charges	14,782	17%	12,500	14%
Transaction and integration expenses	2,162	3%	27,979	31%
Total operating expenses	152,792	179%	172,368	189%
Loss from operations	(110,249)	(129)%	(127,485)	(140)%
Bargain purchase gain	—	—%	25,213	28%
Interest income, net	9,153	11%	16,883	19%
Other income (expense), net	4,394	5%	(5,008)	(6)%
Loss from continuing operations before income taxes	(96,702)	(113)%	(90,397)	(99)%
Income tax benefit (expense)	37,876	44%	(542)	—%
Net loss from continuing operations	(58,826)	(69)%	(90,939)	(99)%
Discontinued operations:
Loss from discontinued operations, net of tax	(16,070)	(19)%	(47,946)	(52)%
Net loss	(74,896)	(88)%	(138,885)	(152)%

Revenue

Revenue by product type and as a percentage of total revenue were as follows ($ in thousands):

	Year Ended December 31,				Year-over-Year Change
	2025		2024		$	%
Product revenue:
Instruments	$25,411	30%	$24,889	27%	$522	2%
Consumables	36,248	42%	40,540	45%	(4,292)	(11)%
Total product revenue	61,659	72%	65,429	72%	(3,770)	(6)%
Services and other revenue	23,672	28%	25,579	28%	(1,907)	(7)%
Total revenue	$85,331	100%	$91,008	100%	$(5,677)	(6)%

For the year ended December 31, 2025, total revenue declined $5.7 million, or 6%, compared to 2024. The decline was primarily driven by a $4.3 million decrease in consumables revenue, due to macroeconomic pressures on customer spending, including budgetary limitations and constrained funding environments. The decline was further driven by a decrease of $1.9 million in services and other revenue, as a result of lower service requirements from improved instrument reliability and timing of customer maintenance schedules.

Cost of Revenue

Product and service cost, gross profit, and gross margin were as follows ($ in thousands):

	Year Ended December 31,		Year-over-Year Change
	2025	2024	$	%
Cost of product revenue	$29,553	$30,652	$(1,099)	(4)%
Cost of service revenue	13,235	15,473	(2,238)	(14)%
Total cost of revenue	$42,788	$46,125	$(3,337)	(7)%
Gross profit	$42,543	$44,883	$(2,340)	(5)%
Gross margin	49.9%	49.3%	N/A	1%

For the year ended December 31, 2025, gross profit decreased $2.3 million, or 5%, compared to 2024, primarily due to revenue decline.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Year Ended December 31,		Year-over-Year Change
	2025	2024	$	%
Research and development	$25,987	$28,831	$(2,844)	(10)%
Selling, general and administrative	109,861	103,058	6,803	7%
Restructuring and related charges	14,782	12,500	2,282	18%
Transaction and integration expenses	2,162	27,979	(25,817)	(92)%
Total operating expenses	$152,792	$172,368	$(19,576)	(11)%

Research and Development

For the year ended December 31, 2025, R&D expense decreased $2.8 million, or 10%, compared to 2024. The reduction reflects the deferral of long-term R&D projects, which reduced material and supply costs by $2.4 million. Additionally, due to restructuring activities undertaken during 2024 and 2025, personnel-related expenses declined by $0.4 million.

Selling, General and Administrative

SG&A expense increased $6.8 million, or 7%, for the year ended December 31, 2025 compared to the prior year. The increase was primarily driven by $13.7 million in increased personnel-related costs, including $8.2 million due to increased bonus expense and labor costs and $5.5 million in additional stock-based compensation expense driven by stock option grants, a $2.0 million increase in depreciation and amortization related to fixed asset additions, and a $1.3 million increase in materials and supplies driven by software licenses and subscriptions. These increases were partially offset by a $10.5 million decrease in consulting fees primarily attributable to reduced outside consulting services and contractor expenses, and a $0.8 million decrease in travel and entertainment expense.

Restructuring and Related Charges

Restructuring and related charges consisted of the following (in thousands):

	Year Ended December 31,		Year-over-Year Change
	2025	2024	$	%
Severance and other termination benefits	$11,306	$8,988	$2,318	26%
Facilities and other	3,476	3,512	(36)	(1)%
Total restructuring and related charges	$14,782	$12,500	$2,282	18%

Restructuring and related charges for the year ended December 31, 2025 increased by $2.3 million, or 18%, respectively, compared to 2024. The increase was primarily driven by an increase in severance and other benefits paid in connection with the reductions of our workforce during the year ended December 31, 2025.

Transaction and Integration Expenses

Transaction and integration expenses decreased by $25.8 million for the year ended December 31, 2025, compared to 2024. The decrease was primarily due to significant legal, advisory, accounting, and integration expenses incurred in connection with the Merger during the year ended December 31, 2024, the majority of which were one-time in nature. We expect to incur additional transaction and integration expenses in connection with future transactions.

Bargain Purchase Gain

Bargain purchase gain decreased by $25.2 million for the year ended December 31, 2025, compared to 2024. The bargain purchase gain recognized in 2024 was due to the consummation of the Merger, which resulted in the fair value of assets acquired and liabilities assumed exceeding the fair value of the consideration transferred due to a decline in our stock price following the announcement of the Merger. We did not recognize any bargain purchase gains during 2025.

Interest Income

Interest income decreased by $11.0 million, or 55%, for the year ended December 31, 2025, compared to 2024. The decrease was primarily due to a reduction in the interest earned on balances of money market funds and investments. The interest earned on money market funds and investments decreased due to lower account balances and interest rates during the year ended December 31, 2025.

Interest Expense

Interest expense decreased by $3.3 million, or 99%, for the year ended December 31, 2025, compared to 2024. During 2024, we fully repaid our then-outstanding term loan facility, as well as the balance on convertible notes issued during 2019. As a result, we had no material debt outstanding during the year ended December 31, 2025, which resulted in negligible interest expense during 2025.

Other Income (Expense), net

Other income (expense), net increased by $9.4 million for the year ended December 31,2025, compared to 2024. The increase was primarily driven by $5.6 million of net foreign currency transaction gains on accounts receivable.

Income Tax Benefit (Expense)

Income tax benefit increased $38.4 million for the year ended December 31, 2025 compared to the prior year, primarily driven by a partial release of the valuation allowance previously recorded against our U.S. deferred tax assets, including net operating loss carryforwards. The release was based on our assessment that sufficient positive evidence existed to support realizability, primarily due to the expected gain on the sale of the SomaScan Business, which closed in January 2026.

Our effective tax rates for both periods differ from the 21% U.S. Federal statutory tax rate primarily due to valuation allowances recorded against deferred tax assets on domestic losses and the tax rate differences between the United States and foreign countries.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1.3 billion as of December 31, 2025. To date, we have funded our operating losses primarily through equity offerings, term loans, convertible notes, and the issuance of preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through either equity offerings, divestitures, issuances of debt instruments or both.

Our liquidity and capital requirements depend upon many factors, including market acceptance of our products and services; effectiveness of our business improvement initiatives and restructuring programs; costs of supporting sales growth, product quality, R&D and capital expenditures; and costs and timing of acquiring or divesting other businesses, assets or technologies.

We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. We expect that our existing liquidity and sources of capital will be sufficient to support our operations for at least the next 12 months from the filing date of this Annual Report.

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our collective balances of cash, cash equivalents and short-term investments were $187.6 million at December 31, 2025 and $292.9 million at December 31, 2024. Our working capital was $346.0 million at December 31, 2025.

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

We have additional obligations beyond the purchase of goods and services, including the following:

•
Leases. Future payments for operating lease obligations (net of sublease income) at December 31, 2025 totaled $33.0 million, of which $7.0 million is expected to be paid in 2026. Refer to Note 7 of the consolidated financial statements for additional information.
•
Additional information on our obligations under license and patent agreements, and indemnification agreements entered into in the ordinary course of business is provided in Note 8 to the consolidated financial statements.

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

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Year Ended December 31,
	2025	2024
Cash flow summary:
Net cash used in operating activities	$(74,343)	$(143,454)
Net cash provided by investing activities	27,409	363,174
Net cash used in financing activities	570	(102,616)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	842	(785)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(45,522)	$116,319

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

In the year ended December 31, 2025, we used $33.1 million of net proceeds from the sales and maturities of investments to help fund $74.3 million of net cash used in operating activities. We did not repurchase any common stock or repay any debt during the 12 months ended December 31, 2025.

In the year ended December 31, 2024, we used $92.9 million of net proceeds from the sales and maturities of short-term investments to help fund $143.5 million of net cash used in operating activities, $63.2 million of repayments of our term loan and convertible notes issued in 2014, and $40.5 million of common stock repurchases.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 decreased by $69.1 million, compared to the same period in 2024. The decrease in cash use was due to a decrease in operating expenses for the year ended December 31, 2025 compared to 2024, resulting from the completion of restructuring activities during 2024 and 2025.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $27.4 million, compared to $363.2 million for the year ended December 31, 2024. The activity for the year ended December 31, 2025 primarily reflects $35.7 million of proceeds from sales and maturities of investments, net of purchases, partially offset by purchases of property and equipment of $8.3 million. In contrast, the net cash provided for the year ended December 31, 2024 primarily reflects $280.0 million of cash acquired in the Merger, along with $92.9 million of proceeds from sales and maturities of investments, net of purchases, partially offset by purchases of property and equipment of $8.4 million.

Financing Activities

Financing activities provided cash of $0.6 million for the year ended December 31, 2025, and used cash of $102.6 million in the same period of 2024. During the year ended December 31, 2024, we executed $40.5 million of common share repurchases under the 2024 Stock Repurchase Program and made $63.2 million of payments on our term loan and convertible notes issued in 2014. We did not repurchase any common shares or repay any debt during the year ended December 31, 2025.

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

For those reporting units where events or changes in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying value of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we perform a quantitative assessment to estimate the fair value of each reporting unit and compare the fair value of each reporting unit to its carrying value. We generally estimate a reporting unit's fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses, and the weighted average cost of capital for each reporting unit. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on our goodwill impairment analyses, and could have a material impact on our consolidated financial statements.

In connection with the classification of the SomaScan Business as discontinued operations during 2024, we allocated $111.9 million of goodwill, representing the entirety of our goodwill balance, to the disposal group based on the relative fair values of the disposal group and the remaining business in accordance with ASC 350-20. As a result, there was no goodwill attributable to continuing operations as of December 31, 2024 or 2025. The sale of the SomaScan Business to Illumina closed on January 30, 2026, and upon closing, the allocated goodwill was derecognized as part of the disposal transaction. There were no goodwill impairment losses recorded in any period presented.

Stock-Based Compensation

We recognize compensation costs for all stock-based awards, including stock options, restrict stock units ("RSUs") and shares of common stock purchased under our Employee Share Purchase Plan (“ESPP”), based on the grant date fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods. For RSUs, fair value is measured based on the closing fair market value of our common stock on the date of grant.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the year ended December 31, 2025, the Company recognized $4.7 million of foreign currency exchange gains due to changes in foreign currency exchange rates. For the year ended December 31, 2024, foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Standard BioTools Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Standard BioTools Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31,2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Product and Service Revenues

As described in Note 2 to the consolidated financial statements, the Company had total revenue of $85.3 million, of which a significant portion related to product and service revenues. Product and service revenues are recognized when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for the products or services. The Company generates product revenue from the sale of instruments and consumables and is generally recognized at the point in time when control of the goods passes to the customer and the Company has an enforceable right to payment. The Company generates service revenue from the sale of field services where revenue is recognized over time using a time-elapsed measure of progress, resulting in straight-line revenue recognition over the term of the agreement.

The principal consideration for our determination that performing procedures relating to revenue recognition for product and service revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for product and service revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for product and service revenues. These procedures also included, among others, (i) testing product and service revenues recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as, sales contracts, purchase orders, customer invoices, and proof of shipment or delivery; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as, invoices, proof of shipment or delivery, and evidence of subsequent cash receipts.

Discontinued Operations – SomaScan Business

As described in Notes 2 and 4 to the consolidated financial statements, on June 22, 2025 the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Illumina, Inc ("Illumina"). The Purchase Agreement provides for the acquisition by Illumina of all of the equity interests of the SomaScan Business. Management determined that the SomaScan Business met the held-for-sale and discontinued operations accounting criteria in the second quarter of 2025 and has classified the results of the SomaScan Business as discontinued operations in its consolidated statements of operations for all periods presented. As a result, the Company presented total assets and liabilities held for sale of $228.4 million and $25.6 million, respectively, and a loss from discontinued operations, net of tax of $16.1 million for the year ended December 31, 2025. Discontinued operations included revenue recognized of $101.3 million for the year ended December 31, 2025.

The principal consideration for our determination that performing procedures relating to the discontinued operations for the SomaScan Business is a critical audit matter is a high degree of auditor effort in performing procedures related to management’s measurement and recognition of the SomaScan Business as discontinued operations and the discontinued operations disclosures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s measurement, recognition and presentation of the SomaScan Business as discontinued operations in the consolidated financial statements. These procedures also included, among others, (i) reading the Purchase Agreement and evaluating management’s assessment that the SomaScan Business was a discontinued operation; (ii) testing, on a sample basis, certain classes of transactions other than revenue included in loss from discontinued operations and assets and liabilities held for sale; (iii) testing revenue recognized in discontinued operations for a sample of transactions by obtaining and inspecting source documents, such as, sales contracts, purchase orders, customer invoices, and proof of shipment or delivery; (iv) testing the classification of amounts included in discontinued operations and assets and liabilities held for sale, including agreeing such amounts to the Company’s historical accounting records and (v) evaluating the appropriateness of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 16, 2026

We have served as the Company’s auditor since 2015.

STANDARD BIOTOOLS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$120,863	$166,728
Short-term investments	66,712	126,146
Accounts receivable, net	13,431	14,741
Inventory	19,981	20,744
Prepaid expenses and other current assets	4,871	4,561
Current assets held for sale	228,406	42,963
Total current assets	454,264	375,883
Property and equipment, net	19,275	22,775
Operating lease right-of-use asset, net	26,732	26,567
Other non-current assets	3,154	3,550
Long-term investments	25,701	—
Deferred tax asset, non-current	38,628	138
Non-current assets held for sale	—	183,432
Total assets	$567,754	$612,345
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,407	$5,049
Accrued liabilities	29,783	21,435
Operating lease liabilities, current	5,490	4,806
Deferred revenue, current	38,949	10,274
Deferred grant income, current	3,046	3,527
Current liabilities held for sale	25,633	20,804
Total current liabilities	108,308	65,895
Convertible notes, non-current	299	299
Deferred tax liability	810	1,081
Operating lease liabilities, non-current	25,038	25,590
Deferred revenue, non-current	3,503	32,674
Deferred grant income, non-current	4,290	7,243
Other non-current liabilities	1,215	1,062
Non-current liabilities held for sale	—	6,779
Total liabilities	143,463	140,623
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000 shares authorized at December 31, 2025 and 2024, respectively; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.001 par value, 600,000 shares authorized at December 31, 2025 and 2024; 404,961 and 396,110 shares issued at December 31, 2025 and 2024, respectively; 386,381 and 377,530 shares outstanding at December 31, 2025 and 2024, respectively	404	396
Additional paid-in capital	1,732,393	1,702,219
Accumulated other comprehensive income (loss)	(1,492)	1,225
Accumulated deficit	(1,260,547)	(1,185,651)
Treasury stock at cost: 18,580 shares at December 31, 2025 and 2024	(46,467)	(46,467)
Total stockholders’ equity	424,291	471,722
Total liabilities and stockholders’ equity	$567,754	$612,345

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product revenue	$61,659	$65,429	$79,198
Services and other revenue	23,672	25,579	27,142
Total revenue	85,331	91,008	106,340
Cost of revenue:
Cost of product revenue	29,553	30,652	44,942
Cost of services and other revenue	13,235	15,473	10,948
Total cost of revenue	42,788	46,125	55,890
Gross profit	42,543	44,883	50,450
Operating expenses:
Research and development	25,987	28,831	25,948
Selling, general and administrative	109,861	103,058	87,541
Restructuring and related charges	14,782	12,500	7,076
Transaction and integration expenses	2,162	27,979	6,485
Total operating expenses	152,792	172,368	127,050
Loss from continuing operations	(110,249)	(127,485)	(76,600)
Bargain purchase gain	—	25,213	—
Interest income	9,179	20,199	5,572
Interest expense	(26)	(3,316)	(4,567)
Other income (expense), net	4,394	(5,008)	1,391
Loss from continuing operations before income taxes	(96,702)	(90,397)	(74,204)
Income tax benefit (expense)	37,876	(542)	(452)
Net loss from continuing operations	(58,826)	(90,939)	(74,656)
Discontinued operations:
Loss from discontinued operations, net of tax	(16,070)	(47,946)	—
Net loss	$(74,896)	$(138,885)	$(74,656)
Induced conversion of redeemable preferred stock	—	(46,014)	—
Net loss attributable to common stockholders	$(74,896)	$(184,899)	$(74,656)
Net loss per share from continuing operations, basic and diluted	$(0.15)	$(0.39)	$(0.94)
Net loss per share from discontinued operations, basic and diluted	$(0.04)	$(0.14)	$—
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.52)	$(0.94)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	381,623	353,245	79,160

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(74,896)	$(138,885)	$(74,656)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,655)	3,351	(849)
Net change in unrealized gain (loss) on investments	(62)	95	524
Other comprehensive income (loss), net of tax	(2,717)	3,446	(325)
Comprehensive loss	$(77,613)	$(135,439)	$(74,981)

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2022	79,904	$80	$847,008	$(1,896)	$(926,096)	(422)	$(563)	$(81,467)
Issuance of restricted stock, net of shares withheld for taxes, and other	2,946	3	(119)	—	—	—	—	(116)
Exercise of stock options	44	—	81	—	—	—	—	81
Issuance of common stock under ESPP	470	—	723	—	—	—	—	723
Stock-based compensation expense	—	—	13,123	—	—	—	—	13,123
Repurchase of common stock	—	—	—	—	—	(2,710)	(5,414)	(5,414)
Net loss	—	—	—	—	(74,656)	—	—	(74,656)
Other comprehensive loss, net of tax	—	—	—	(325)	—	—	—	(325)
Balance as of December 31, 2023	83,364	$83	$860,816	$(2,221)	$(1,000,752)	(3,132)	$(5,977)	$(148,051)
Conversion of redeemable preferred stock	92,931	93	357,174	—	(46,014)	—	—	311,253
Issuance of restricted stock, net of shares withheld for taxes, and other	5,519	5	(464)	—	—	—	—	(459)
Issuance of common stock under ESPP	516	1	917	—	—	—	—	918
Exercise of stock options	575	1	1,151	—	—	—	—	1,152
Stock-based compensation expense	—	—	31,732	—	—	0	0	31,732
Repurchase of common stock	—	—	—	—	0	(15,448)	(40,490)	(40,490)
Common stock relinquished in litigation settlement	—	—	1,009	0	—	—	—	1,009
Common stock issued as consideration in business combinations (1)	213,205	213	449,884	—	—	—	—	450,097
Net loss	—	—	—	—	(138,885)	—	—	(138,885)
Other comprehensive income, net of tax	—	—	—	3,446	—	—	—	3,446
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	7,794	7	(492)	—	—	—	—	(485)
Issuance of common stock under ESPP	599	1	522	—	—	—	—	523
Exercise of stock options	458	—	531	—	—	—	—	531
Stock-based compensation expense	—	—	29,613	—	—	—	—	29,613
Net loss	—	—	—	—	(74,896)	—	—	(74,896)
Other comprehensive income, net of tax	—	—	—	(2,717)	—	—	—	(2,717)
Balance as of December 31, 2025	404,961	$404	$1,732,393	$(1,492)	$(1,260,547)	(18,580)	$(46,467)	$424,291

(1) Merger (as defined below) consideration included 26,367 shares of common stock that were issued to a related party. See Note 16, Related Parties.

See accompanying notes

STANDARD BIOTOOLS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(74,896)	$(138,885)	$(74,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(25,213)	—
Stock-based compensation expense	29,613	31,732	13,123
Amortization of acquired intangible assets	1,715	4,346	11,200
Depreciation and amortization	9,262	12,515	3,980
Accretion of discount on short-term investments, net	(2,644)	(7,435)	(1,261)
Unrealized loss on equity investments	602	—	—
Non-cash lease expense	6,019	5,766	3,864
Provision for excess and obsolete inventory	3,468	2,524	1,496
Change in fair value of warrants	(232)	(632)	—
Change in fair value of contingent consideration	(3,177)	—	—
Other non-cash items	905	1,025	939
Changes in assets and liabilities:
Accounts receivable, net	(1,361)	8,967	(2,991)
Inventory	(11,524)	(9,879)	(4,914)
Prepaid expenses and other assets	1,143	(1,929)	862
Deferred tax asset, non-current	(38,093)	(6)	98
Accounts payable	2,437	(12,975)	1,618
Accrued liabilities	10,357	815	6,183
Deferred revenue	(1,314)	(4,143)	884
Operating lease liabilities	(6,415)	(5,863)	(3,759)
Other liabilities	(208)	(4,184)	47
Net cash used in operating activities	(74,343)	(143,454)	(43,287)
Investing activities
Cash and restricted cash acquired in the Merger	—	280,033	—
Acquisition of business, net of cash acquired	—	(1,385)	—
Purchases of short-term marketable debt securities	(99,110)	(256,119)	(94,896)
Purchases of long-term marketable debt securities	(32,321)	—	—
Purchases of marketable equity securities	(6,857)	—	—
Purchase of convertible note receivable	(5,000)	—	—
Proceeds from sales and maturities of investments	179,000	349,000	117,964
Purchases of property and equipment	(8,303)	(8,355)	(2,831)
Net cash provided by investing activities	27,409	363,174	20,237
Financing activities
Repayment of term loan and convertible notes	—	(63,192)	(2,083)
Payment of term loan fee	—	(545)	—
Repurchase of common stock	—	(40,490)	(5,414)
Proceeds from ESPP stock issuance	523	918	723
Payments for taxes related to net share settlement of equity awards and other	(484)	(459)	(139)
Proceeds from exercise of stock options	531	1,152	104
Net cash provided by (used in) financing activities	570	(102,616)	(6,809)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	842	(785)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,522)	116,319	(29,825)
Cash, cash equivalents and restricted cash at beginning of period	168,818	52,499	82,324
Cash, cash equivalents and restricted cash at end of period	$123,296	$168,818	$52,499
Supplemental disclosures of cash flow information
Equity consideration transferred in connection with business combinations (1)	$—	$450,097	$—
Cash paid for interest	15	3,088	3,819
(Cash paid) cash refund received for income taxes	(73)	607	801
Purchases of property and equipment included in accounts payable	851	1,814	—
Non-cash right-of-use assets and lease liabilities	4,791	220	629
Asset retirement obligations	657	788	758

(1) Equity consideration transferred in connection with the Merger (as defined below) included 26,367 shares of common stock that were issued to a related party. See Note 16, Related Parties.

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

1. Description of Business

Standard BioTools Inc. (“Standard BioTools” or the “Company”) is a Delaware corporation headquartered in Boston, Massachusetts.

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

On June 22, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Illumina, Inc. (“Illumina”). The Purchase Agreement provided for the acquisition by Illumina all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC (“Sengenics LLC”) and Sengenics Corporation Pte Ltd (“Sengenics Pte” and together with Sengenics LLC, “Sengenics”) (collectively, the “Disposed Entities”), each a wholly owned subsidiary of the Company that operated the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the “SomaScan Business”) (such transaction, the “Transaction”). The Transaction did not include the Company's mass cytometry and microfluidics businesses, which were retained by the Company. The Transaction closed on January 30, 2026. See Note 4, Discontinued Operations for more information.

Consistent with ASC 205, Presentation of Financial Statements, the Company classifies disposal groups as held-for-sale in the reporting period when all the held-for-sale classification criteria are met. Disposal groups held for sale are presented as discontinued operations when the disposal represents a strategic shift with a major effect on operations, and the operations and cash flows are clearly distinguishable from the rest of the entity. Upon classification as held-for-sale, assets and liabilities are presented as held-for-sale and measured at the lower of carrying value or fair value less costs to sell, and upon classification as discontinued operations, results of operations are reclassified as discontinued operations for all periods presented.

The Company determined that the SomaScan Business met the held-for-sale and discontinued operations accounting criteria in the second quarter of 2025. Accordingly, the Company has classified the results of the SomaScan Business as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the assets and liabilities of the SomaScan Business are classified as held-for-sale in the consolidated balance sheets. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The discussions in these notes to the consolidated financial statements relate solely to the Company's continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to the SomaScan Business, refer to Note 4, Discontinued Operations.

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

The segment information presented reflects the Company's continuing operations and excludes discontinued operations. Due to the resegmentation that was implemented in the first quarter of fiscal year 2025, prior period segment results have been recast to conform to the current segment presentation. See Note 14, Segment Reporting, for more information on the new reportable segment.

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

Product Revenue

The Company generates product revenue from the sale of instruments and consumables. The Company generally recognizes product revenue at the point in time when control of the goods passes to the customer, and the Company has an enforceable right to payment. This generally occurs either when the product is shipped from one of the Company's facilities or when it arrives at the customer’s facility, based on the contractual terms. Customers do not have a unilateral right to return products after delivery. Invoices are generally issued at shipment or in advance of service and become due in 30 to 90 days.

The Company sometimes performs shipping and handling activities after control of the product passes to the customer. The Company has made an accounting policy election to account for these activities as product fulfillment activities rather than as separate performance obligations.

Services Revenue

The Company generates services revenue primarily from the sale of field services, which includes revenue from instrument service and support contracts. Revenue associated with these arrangements is recognized over time using a time-elapsed measure of progress, resulting in straight-line revenue recognition over the term of the agreement, which is generally one to four years. The Company measures progress using a time-elapsed measure of progress as the Company stands ready to provide service on demand throughout the term of the agreement. Invoices are generally issued in advance of service on a monthly, quarterly, annual or multi-year basis. Payments collected in advance of service are reported on the Company's consolidated balance sheets as deferred revenue.

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

Investments

Short-term investments consist of U.S. treasury securities that mature within 12 months and equity securities. Long-term investments consist of U.S. treasury securities with maturities of 12 months or more and a convertible note receivable.

Marketable Debt Securities

The Company classifies its U.S. treasury securities as available-for-sale and reports them at fair value on the consolidated balance sheets. Realized gains and losses, amortization of premiums and accretion of discounts, and interest earned on available-for-sale securities are included in interest income in the consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. The Company determines the appropriate classification of its debt securities at the time of purchase based on their maturities and re-evaluates such classification at each balance sheet date.

At each reporting date, the Company reviews available-for-sale marketable debt securities in an unrealized loss position to determine whether an allowance for credit loss is required. Specifically, the Company evaluates (i) whether it intends to sell the securities or (ii) whether it is more likely than not that it will be required to sell the securities before recovery of their amortized cost bases. If the aforementioned criteria is met, such marketable debt security's amortized cost basis will be written down to its fair value through earnings along with any existing allowance for credit losses. For available-for-sale securities in an unrealized loss position that do not meet this criteria, the Company will evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings, and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income and other, net in the consolidated statements of operations. The Company's debt security investments are in U.S. treasury securities issued by the U.S. government and as such have a low level of inherent risk; generally any changes in their value are attributable to changes in interest rates and market liquidity. The Company has not recognized any impairment or credit losses related to its debt security investments during the periods presented.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors and unrealized gains are recognized in accumulated other comprehensive loss as a separate component of stockholders' equity.

The Company excludes accrued interest from the fair value and amortized cost basis of its U.S. treasury securities.

Equity Securities

The Company's equity securities are measured at fair value, with changes in fair value recognized in other income (expense), net in the consolidated statements of operations. The Company classifies equity securities as current assets when they are expected to be sold and the proceeds realized in cash within one year of the balance sheet date. Equity securities not expected to be sold within that period are classified as noncurrent. Securities subject to sale restrictions (if any) are classified consistent with the period over which the restrictions lapse.

Convertible Note Receivable

In December 2025, the Company invested $5.0 million in unsecured convertible loan notes issued by a privately-held life sciences company. The notes bear interest at 8% per annum, mature in December 2027, and are subordinated to the issuer's senior indebtedness. The notes automatically convert into equity upon a qualified financing of at least $20 million or an initial public offering with gross proceeds of at least $100 million, in each case at a 20% discount to the applicable offering price. At maturity, any outstanding principal and accrued interest automatically convert into preferred shares at a conversion price based on a valuation cap of eight times the issuer's trailing 12-month revenue. The notes represent a debt instrument (note receivable) with embedded conversion features and are presented in investments as they were purchased and managed as part of the investment portfolio. The Company elected the fair value option under ASC 825 for this investment to better reflect the economic characteristics of the instrument, including its embedded conversion features. The notes are measured at fair value, with changes in fair value recognized in other income (expense), net in the consolidated statements of operations. The Company invested in the notes alongside a fund affiliated with a member of the Company's Board of Directors, on the same terms and conditions. See Note 16, Related Parties, for more information.

Accounts Receivable, net

Accounts receivable consist of trade receivables and are recorded at invoiced amounts, and are presented net of an allowance for expected credit losses. We are exposed to credit losses primarily through sales of products and services. The estimation of the allowance for expected credit losses is based on historical loss experience, the current aging status of receivables, current and estimated future economic and market conditions, and specific customer accounts considered to be at risk or uncollectible. Credit quality is monitored through the timing of payments compared to the prescribed payment terms and known facts regarding financial condition of the customer. The Company writes off accounts receivable against the allowance for expected credit losses when the Company determines the balance is uncollectible and ceases collection efforts. The Company did not write off any material accounts receivable during the periods presented.

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

Operating lease right-of-use ("ROU") assets represents the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. Leases with a term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statements of operations. Because most of the Company's leases do not provide a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is also adjusted with any lease payments made or accrued and excludes any remaining lease incentives. Additionally, the balance of ROU assets is also adjusted for the unamortized balance of asset or liability recognized in business combinations relating to favorable or unfavorable lease terms. Lease terms may include options to extend or terminate the lease when management believes it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Lease and non-lease components are generally accounted for separately.

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

The Company performs impairment testing by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test is performed. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss would be recorded equal to the excess of the carrying amount over the fair value, limited to the carrying value of goodwill.

In connection with the classification of the SomaScan Business as discontinued operations during 2025, the Company allocated $111.9 million of goodwill, representing the entirety of the Company's goodwill balance, to the disposal group based on the relative fair values of the disposal group and the remaining business in accordance with ASC 350-20. As a result, there was no goodwill attributable to continuing operations as of December 31, 2025 or 2024. The sale of the SomaScan Business to Illumina closed on January 30, 2026, and upon closing, the allocated goodwill was derecognized as part of the Transaction. There were no goodwill impairment losses recorded in any period presented.

Impairment of Long-Lived Assets

The Company evaluates property and equipment, ROU assets, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows that the asset or asset group is expected to generate. If assets are determined to be impaired, the impairment loss to be recognized equals the amount that the carrying value of the asset or asset group exceeds its fair value. The Company did not record any impairment losses during the years ended December 31, 2025 and 2024.

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

Deferred Grant Income

Proceeds from the Company's contract with the National Institutes of Health (the "NIH") have been principally recorded as capital expenditures and to offset applicable operating costs. The non-operating income recognized from the grant proceeds received in excess of the amounts spent for capital expenditures and operating expenses is reflected on the consolidated statements of operations as surplus funding from the NIH contract. The NIH contract met the definition of grants related to assets as the primary purpose for the payments was to fund the purchase and construction of capital assets to scale up production capacity. The Company analogized to International Accounting Standards (IAS) 20 and elected to record the grants received as deferred income. Deferred grant income related to production capacity expansion is being amortized for the related assets as a reduction of depreciation expense.

Treasury Stock

The Company uses the cost method to account for the repurchases of its common stock in accordance with ASC 505-30, Equity-Treasury Stock. The direct costs associated with settled share repurchases, including trading commissions, are reported as treasury stock in the shareholders’ equity (deficit) section of the Company's consolidated balance sheets.

Research and Development

The Company recognizes research and development ("R&D") expenses in the period incurred. Research and development expenses generally consist of personnel costs, independent contractor costs, prototype and materials expenses, allocated facilities and information technology expenses, and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $2.2 million, $2.6 million, and $2.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Stock-Based Compensation

The Company incurs stock-based compensation expense related to its equity awards granted under its stock-based compensation plans. These awards include stock options and restricted share units ("RSUs"). Stock-based compensation expense for service-based awards is recognized by amortizing the fair value of each award over the requisite service period on a straight-line basis. The fair value of each service-based RSU award is measured based on the closing market price per share of the Company's common stock on the grant date.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard became effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in this Annual Report on Form 10-K on a retrospective basis and included the additional income tax disclosures as a result of the adoption. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. See Note 13, Income Taxes for details.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the face of the income statement into specific categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new standard modernizes the recognition and disclosure framework for capitalized internal-use software costs, removing the previous "development" stage model and introducing a judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The new standard provides guidance on the recognition, measurement, and presentation of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted, and may be applied using a modified prospective, modified retrospective or full retrospective transition approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

3. Business Combinations

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

Sengenics

On November 21, 2024, the Company acquired 100% of the equity interests in Sengenics for a total purchase price of $13.7 million.

The assets and liabilities of SomaLogic and Sengenics, or the SomaScan Business, have been classified as held-for-sale in the consolidated balance sheets, and the results of operations for the SomaScan Business have been classified as discontinued operations in the consolidated statements of operations, for all periods presented. Refer to Note 4, Discontinued Operations for additional details.

4. Discontinued Operations

As described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, on June 22, 2025, the Company entered into the Purchase Agreement with Illumina for the divestiture of the SomaScan Business. On January 30, 2026, the Company completed the sale of the Disposed Entities to Illumina pursuant to the Purchase Agreement. The Disposed Entities comprised the Company’s SomaScan Business, including its SomaScan assay platform and related products and services. The Company retained its mass cytometry and microfluidics businesses, which were not part of the Transaction.

SomaLogic had previously entered into a collaboration agreement with Illumina in December 2021 for the joint development and commercialization of co-branded kits combining Illumina’s Next Generation Sequencing technology with SomaScan technology (as subsequently amended, the “Collaboration Agreement”). Additionally, on June 22, 2025, SomaLogic and Illumina executed an amendment to the Collaboration Agreement that provided additional non-exclusive, royalty-free licenses to certain intellectual property. The amendment did not impact the transaction price, performance obligations, or timing of revenue recognition under ASC 606. As a result of the closing of the Transaction, the Company no longer has any subsidiary that is a party to the Collaboration Agreement, and neither the Company nor any of its subsidiaries will be entitled to any royalties or other payments under the Collaboration Agreement.

The first commercial sale of the co-branded kits occurred in September 2025. Since commercialization, the Company has recognized $3.8 million in revenue under the Collaboration Agreement, including $0.7 million released from deferred revenue previously established, described further below. Concurrent with this commercialization, the Company updated its forecast for future sales under the Collaboration Agreement, resulting in a decrease to the transaction price from $158.4 million to $155.4 million, primarily due to a decrease in forecasted royalties from 2025 sales.

At closing of the Transaction, the Company received net cash consideration of $345.3 million and recognized $25.0 million of contingent consideration based on the achievement of specified revenue thresholds during fiscal year 2025, for total net consideration of $370.3 million. The total consideration is subject to customary post-closing adjustments for working capital. In addition, the Company is eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026. The Company will recognize the contingent consideration as it is realized.

The Company expects to recognize a pre-tax gain on the sale to be calculated as the excess of the fair value of consideration received and the receivable over the carrying value of the net assets of the Disposed Entities, including allocated goodwill. The gain will be recognized in the first quarter of 2026 and reflected in income from discontinued operations, net of tax.

In connection with the closing of the Transaction, the Company and Illumina also entered into (i) a royalty agreement, pursuant to which the Company is entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to the Company for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays, and (iii) a royalty agreement, pursuant to which the Company is entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates are low- to mid-single digit percentages..

The results of operations of the Disposed Entities are reported as discontinued operations for all periods presented. The following tables summarize the financial results of the discontinued operations:

	Year Ended December 31,
	2025	2024	2023
Revenue(1)	$101,251	$83,424	—
Cost of revenue	53,327	44,045	—
Gross profit	47,924	39,379	—
Selling, general and administrative expenses	35,447	53,644	—
Research and development	18,072	33,486	—
Restructuring and related charges	41	—	—
Transaction expenses(2)	13,548	—	—
Other (income) expense, net	(3,211)	164	—
Total operating expenses	$63,897	$87,294	$-
Loss from discontinued operations before income taxes	(15,973)	(47,915)	-
Income tax benefit (expense)	(97)	(31)	—
Loss from discontinued operations, net of tax	$(16,070)	$(47,946)	$-

(1)
During the year ended December 31, 2025, the Company recognized revenue of $3.8 million related to the transaction price under the Collaboration Agreement with Illumina, which primarily reflects Illumina's initial exercise of its material right to be provided with SOMAmer reagents for commercialization of the co-branded kits. The Company has classified the $3.8 million within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Out of the $3.8 million recognized, $0.7 million was released from the deferred revenue balance previously established under the Collaboration Agreement. See footnote 2 under the table below for more information related to the deferred revenue.

(2)
Transaction expenses relate directly to costs attributable to the sale of the SomaScan Business.

Details of assets and liabilities held for sale included in the consolidated balance sheets are as follows:

	December 31,
	2025	2024
ASSETS
Accounts receivable, net	$20,978	$18,867
Inventory	45,362	38,520
Property and equipment, net	17,024	19,781
Operating lease right-of-use asset, net	1,009	2,261
Intangible assets, net	27,239	28,954
Goodwill(1)	111,923	111,297
Other assets	4,871	6,715
Total assets held for sale	$228,406	$226,395
LIABILITIES
Accounts payable	$8,005	$7,231
Accrued liabilities	11,703	9,307
Operating lease liabilities	1,010	2,301
Deferred revenue(2)	2,464	2,844
Other liabilities	2,451	5,900
Total liabilities	$25,633	$27,583

(1)
In connection with the classification of the SomaScan Business as discontinued operations, the Company allocated $111.9 million of goodwill, representing 100% of the Company's total goodwill, to the discontinued operations. The allocation was determined based on the relative fair values of the disposal group and the remaining business, consistent with guidance in ASC 350-20.

The fair value of the disposal group was determined based on the agreed-upon sale proceeds of $350.0 million plus the estimated fair value of contingent consideration totaling $396.9 million, which represented the probability-weighted estimate as of the June 22, 2025 allocation date. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model that incorporated probability-weighted scenarios based on the underlying performance metrics and payment terms. The goodwill allocation is based on estimates as of the allocation date and, in accordance with ASC 350-20, is not subsequently adjusted for changes in the fair value of consideration or other inputs. The fair value of the remaining business was determined using the Company's market capitalization, adjusted for cash and cash equivalents and short-term investments, as of June 22, 2025, which is supported by Level 1 inputs under the fair value hierarchy in ASC 820.

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

As a result of allocating 100% of goodwill to the discontinued operations based on the relative fair value analysis described above, the Company performed an impairment assessment of its remaining long-lived assets in accordance with ASC 360-10-35. The Company conducted a recoverability test by comparing the carrying amount of the remaining long-lived assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Company’s remaining asset group. Based on this analysis, the undiscounted cash flows from the remaining asset group exceeded the carrying value of its long-lived assets, and accordingly, no impairment charge was recognized during the year ended December 31, 2025.

(2)
As of December 31, 2025 and 2024, $29.3 million and $30.0 million, respectively, of deferred revenue related to the Collaboration Agreement was not included in the disposal group held for sale as SomaLogic's obligation to provide SOMAmer reagents under the Collaboration Agreement will be transferred to Illumina upon closing of the Transaction. Upon closing of the Transaction on January 30, 2026, Illumina assumed the Collaboration Agreement, eliminating the Company's remaining performance obligations thereunder and triggering recognition of the remaining deferred revenue balance. This revenue will be presented within discontinued operations in the Company's interim financial statements for the three months ending March 31, 2026. See footnote 1 under the table above for more details about the deferred revenue related to the Collaboration Agreement.

Details of non-cash operating expenses and capital expenditures of the discontinued operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization	$2,280	$8,621	$—
Amortization of acquired intangible assets	1,715	2,939	—
Capital expenditures	2,811	4,820	—
Stock-based compensation expense	3,839	14,322	—
Non-cash lease expense	1,369	1,246	—

5. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the years ended December 31, 2025, 2024, and 2023, respectively, based on product type and the geographic location of customers’ facilities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenue:
Instruments	$25,411	$24,889	$37,459
Consumables	36,248	40,540	41,739
Total product revenue	61,659	65,429	79,198
Services and other revenue	23,672	25,579	27,142
Total revenue	$85,331	$91,008	$106,340

	Year Ended December 31,
	2025	2024	2023
Americas	$30,561	$37,398	$46,196
Europe, Middle East and Africa (EMEA)	35,987	35,649	36,201
Asia-Pacific	18,783	17,961	23,943
Total revenue	$85,331	$91,008	$106,340

Revenue from customers in the United States represented $28.4 million, or 33%, of total revenues for the year ended December 31, 2025, $35.4 million, or 39%, of total revenues for the year ended December 31, 2024, and $44.1 million, or 41%, of total revenues for the year ended December 31, 2023.

Revenue from customers in China represented $10.9 million, or 13%, of total revenues for the year ended December 31, 2025, 11% of total revenues for the year ended December 31, 2024, and 15% of total revenues for the year ended December 31, 2023. Revenue from customers in Sweden represented $8.6 million, or 10% of total revenue for the year ended December 31, 2025, 10% of total revenues for the year ended December 31, 2024, and 6% of total revenues for the year ended December 31, 2023.With the exceptions of China and Sweden, no foreign country or jurisdiction had revenue in excess of 10% of the Company's total revenue during the years ended December 31, 2025, 2024, and 2023.

One genomics customer accounted for 12%, 12%, and 10% of the Company's total revenue for the years ended December 31, 2025, 2024, and 2023, respectively, and 7% and 10% of outstanding net trade receivables at December 31, 2025 and 2024, respectively. No other customer represented more than 10% of the Company's total revenue for the fiscal years ended December 31, 2025, 2024, and 2023. Revenue from the Company's five largest customers represented 26% of total revenue for the year ended December 31, 2025, 20% of total revenue for the year ended December 31, 2024, and 24% of total revenue for the year ended December 31, 2023.

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

Amount
Deferred revenue at December 31, 2022	$14,608
Recognition of revenue from beginning deferred revenue balances	(10,565)
Revenue deferred during the period, net of revenue recognized	11,084
Deferred revenue at December 31, 2023	15,127
Deferred revenue assumed in business combinations	30,418
Recognition of revenue from beginning or assumed deferred revenue balances	(11,891)
Revenue deferred during the period, net of revenue recognized	9,294
Deferred revenue at December 31, 2024	42,948
Recognition of revenue from beginning deferred revenue balances	(9,128)
Recognition of revenue attributed to discontinued operations	(727)
Revenue deferred during the period, net of revenue recognized	9,359
Deferred revenue at December 31, 2025	$42,452

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of December 31, 2025 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2026	$9,698
2027	4,429
2028	2,216
Thereafter	1,372
Total	$17,715
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

Long-lived Assets by Geographical Area

The Company had long-lived assets consisting of property and equipment, net of accumulated depreciation, and operating lease ROU assets, net of accumulated amortization, in the following geographic areas for each year presented (in thousands):

	December 31,
	2025	2024	2023
United States	$28,044	$30,354	$29,646
Singapore	9,039	13,042	17,097
Canada	7,576	4,837	6,231
Other Asia-Pacific	804	499	889
EMEA	544	610	987
Total	$46,007	$49,342	$54,850

6. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$120,863	$166,728
Restricted cash	2,433	2,090
Total cash, cash equivalents and restricted cash	$123,296	$168,818

Restricted cash of $2.4 million and $2.1 million is included in other non-current assets on the consolidated balance sheets as of December 31, 2025 and 2024.

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade receivables	$13,715	$15,001
Less: allowance for expected credit losses	(284)	(260)
Accounts receivable, net	$13,431	$14,741

Inventory

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$8,631	$13,041
Work-in-process	253	443
Finished goods	11,097	7,260
Total inventory	$19,981	$20,744

The Company recorded charges for excess and obsolete inventory of $1.8 million, $2.2 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Laboratory and manufacturing equipment	$35,383	$35,405
Leasehold improvements	14,050	13,749
Computer equipment	2,303	6,207
Internal-use software	13,118	—
Office furniture and fixtures	1,683	1,651
Property and equipment, gross	66,537	57,012
Less: accumulated depreciation and amortization	(48,162)	(40,265)
Construction-in-progress	900	6,028
Property and equipment, net	$19,275	$22,775

Depreciation and amortization expense related to property and equipment was $6.9 million, $3.8 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and related benefits	$18,146	$10,040
Accrued legal fees	3,513	2,051
Accrued restructuring	2,916	1,581
Uninvoiced receipts	941	1,940
Accrued warranties	683	1,165
Other	3,584	4,658
Accrued liabilities	$29,783	$21,435

Deferred Grant Income

In September 2020, the Company executed a contract with the NIH under the NIH’s Rapid Acceleration of Diagnostics program to support the expansion of the Company’s production capacity for its COVID-19 test products. Under the now-completed contract, the Company received $34.0 million of funding from the NIH and used $22.2 million on capital expenditures for its Singapore manufacturing facility. The amortization of the deferred income, which is offset against depreciation, was $3.4 million, $3.6 million, and $3.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Cumulative amounts applied against depreciation expense for these assets placed in service were $14.8 million and $11.4 million as of December 31, 2025 and 2024, respectively, and the carrying values of these assets were $7.3 million and $10.8 million, respectively, as of these same dates.

The current portion of deferred grant income on the Company’s consolidated balance sheets represents amounts expected to be offset against depreciation expense over the next 12 months. The non-current portion of deferred grant income includes amounts expected to be offset against depreciation expense in later periods.

7. Leases

The Company has operating leases for buildings, equipment and vehicles. Existing leases have remaining terms ranging from less than one year to approximately ten years and may include options to extend or terminate. Renewal options typically range from one to five years.

In December 2025, the Company extended the lease for one of its facilities in Ontario, Canada, comprising office and warehouse space. The original lease was set to expire on March 31, 2026 and was extended through March 31, 2036. Upon extending the lease, the Company increased its right-of-use asset by approximately $4.6 million and corresponding lease liabilities by approximately $4.6 million, of which approximately $0.3 million was classified as current and $4.3 million as non-current. The lease is classified as an operating lease.

As described in Note 15 Restructuring and Related Charges, the Company transferred its corporate headquarters to Boston, Massachusetts and vacated its SSF office on December 31, 2025. Prior to this, the Company utilized one floor for corporate operations and included all related expense in selling, general, and administrative expense on the Company's consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023.

In connection with the 2022 restructuring plan, the Company entered into agreements to sublease two floors of its SSF lease. As of December 31, 2025, the Company expects to recognize approximately $6.4 million of sublease income over the remaining 52 months of the sublease terms. The related rent expense, net of sublease income, is reported within restructuring and related charges in the consolidated statements of operations. The Company no longer occupies any portion of the SSF lease and is currently evaluating sublease opportunities for the remaining unoccupied floors.

Lease Costs

Lease costs for operating leases are recognized on a straight-line basis over the lease term. The total lease cost for the period, including the Company's historical leases and those assumed in connection with the Merger, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7,890	$7,952	$7,995
Variable lease cost	4,208	4,062	3,164
Less: Sublease income	(4,260)	(4,304)	(2,679)
Total lease cost	$7,838	$7,710	$8,480

Lease Maturities

Future minimum lease payments and sublease income as of December 31, 2025 under commenced non-cancelable operating leases are as follows (in thousands):

Fiscal Year	Minimum Lease Payments for Operating Leases	Sublease Income	Net Minimum Lease Payments for Operating Leases
2026	$8,416	$(1,381)	$7,035
2027	8,066	(1,430)	6,636
2028	8,020	(1,480)	6,540
2029	8,236	(1,532)	6,704
2030	3,222	(527)	2,695
Thereafter	3,431		3,431
Total future minimum payments (receipts)	$39,391	$(6,350)	$33,041
Imputed interest	(8,863)
Total operating lease liabilities	30,528
Less: current operating lease liabilities	(5,490)
Operating lease liabilities, non-current	$25,038

Supplemental Lease Information

Supplemental information related to the Company's operating leases was as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	5.0	5.0
Weighted average discount rate per annum	11.2%	12.0%
Cash paid for amounts included in the measurement of operating lease liabilities	$8,203	$8,041

8. Commitments and Contingencies

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

The Company does not have any indemnification liabilities related to these indemnification obligations recorded on its consolidated balance sheet as of December 31, 2025.

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contract law, tax, regulatory, distribution arrangements, employee relations and other matters. Periodically, the Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and a range of possible loss can be estimated, the Company accrues a liability for the estimated loss. As of December 31, 2025, the Company does not have any material losses accrued on its consolidated balance sheet.

Stockholder Litigation

On December 12, 2023 two separate stockholder complaints were filed in the District of Delaware. The complaints asserted claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act for allegedly causing the filing with the SEC on November 14, 2023 of a materially deficient registration statement on Form S-4. Among other remedies, the plaintiffs sought to enjoin a stockholder vote on the proposed Merger. These complaints were voluntarily dismissed. On December 13, 2023, a complaint was filed in the Delaware Court of Chancery (the "Court") against SomaLogic and certain officers and directors alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the proposed business combination between SomaLogic and the Company, which was denied by the Court on January 4, 2024. An amended complaint was filed on June 20, 2024, containing primarily the same allegations, while removing some of the defendants. The remaining defendants filed a motion to dismiss on July 5, 2024, and served an opening brief on August 19, 2024. The Plaintiffs’ opposition brief was filed on December 2, 2024, and the defendants’ reply brief was filed on March 14, 2025. Oral argument was held on the motion to dismiss on July 10, 2025. On August 7, 2025, the Court issued a bench decision denying the defendants’

motion to dismiss. The Company filed its answer and affirmative defenses to the amended complaint on October 10, 2025. The Court has scheduled a three-day bench trial commencing on March 8, 2027. The parties currently are engaged in discovery. Litigation is inherently uncertain, and there can be no assurance regarding the outcome. Whether or not any plaintiffs’ claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

In March 2024, counsel for Shareholder Representative Services LLC (“SRS”), acting as the representative of the securityholders of Palamedrix, Inc. (“Palamedrix”), sent SomaLogic a letter alleging breaches of the Agreement and Plan of Merger, dated July 25, 2022 (the “Palamedrix Merger Agreement”), relating to milestone payments. SomaLogic disputed these allegations and issued SRS with a Milestone Abandonment Notice.

On July 2, 2025 SRS filed suit against SomaLogic in the Court (the “SRS Chancery Action”), asserting that SomaLogic breached the Palamedrix Merger Agreement – pursuant to which Palamedrix was merged into SomaLogic – by failing to continue investing in the development of certain Palamedrix technology. SRS claims that, had the technology been successfully developed and commercialized, SomaLogic would have been required to pay up to $17.5 million in three sales-based milestone payments.

On August 4, 2025, SomaLogic moved to compel arbitration and/or dismiss the SRS Chancery Action in favor of the dispute resolution procedure for milestone disputes specified in the Palamedrix Merger Agreement. The Court denied the motion, and the matter will continue in the Court. The case will now advance into the discovery phase. Litigation is inherently uncertain, and there can be no assurance regarding the outcome. Whether or not any SRS's claim is successful, this type of litigation may lead to significant costs and divert management's attention and resources, which could adversely affect the Company’s business operations.

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

9. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following tables summarize the Company's assets measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$77,615	$77,615	$—	$—
Cash equivalents—U.S. treasury securities	—	—	—	—
Short-term investments—U.S. treasury securities	60,457	—	60,457	—
Short-term investments—equity securities	6,255	6,255	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	20,701	—	20,701	—
Total assets measured at fair value	$170,028	$83,870	$81,158	$5,000

The Company's U.S. treasury securities are classified as Level 2 because they are measured with inputs that are either directly or indirectly observable for the asset which include quoted prices for similar assets in active markets and quoted prices for identical or similar assets in markets that are not active.

In December 2025, the Company invested $5.0 million in convertible notes issued by a privately-held company, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2024 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$141,942	$141,942	$—	$—
Cash equivalents—U.S. treasury securities	2,990	—	2,990	—
Short-term investments—U.S. treasury securities	126,146	—	126,146	—
Total assets measured at fair value	$271,078	$141,942	$129,136	$—

There were no transfers within the hierarchy and no changes in the valuation techniques used during the year ended December 31, 2025.

The following table summarizes available-for-sale-securities (in thousands):

			As of December 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$77,610	$5	$—	77,615
Cash equivalents—U.S. treasury securities		—	—	—	—
Short-term investments—U.S. treasury securities	1 or less	60,360	97	—	60,457
Short-term investments—equity securities	1 or less	6,857	17	(619)	6,255
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	20,689	12		20,701
Total assets measured at fair value		$170,516	$131	$(619)	$170,028

			As of December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$141,942	$—	$—	$141,942
Cash equivalents—U.S. treasury securities		2,989	1	—	2,990
Short-term investments—U.S. treasury securities	1 or less	125,975	171	—	126,146
Total assets measured at fair value		$270,906	$172	$—	$271,078

As of December 31, 2025, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

10. Shareholders' Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Board of Directors authorized a share repurchase program (the "2024 Share Repurchase Program") pursuant to which the Company may repurchase up to $50.0 million of shares of its common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate the Company to acquire any specific number of shares. During the year ended December 31, 2025, the Company did not repurchase any shares of its common stock under the 2024 Share Repurchase Program.

Common Shares Reserved

As of December 31, 2025, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,795	468	965
2011 Equity Incentive Plan	10,412	18,819	23,633
2017 Inducement Award Plan	—	—	61
2017 Employee Stock Purchase Plan	—	—	465
SomaLogic Plans	15,340	191	—
Total common stock reserved for future issuance	32,547	19,478	25,124

11. Stock-based Compensation

Equity Compensation Plans

2011 Equity Incentive Plan

In January 2011, the Board of Directors adopted the 2011 Equity Incentive Plan ("2011 Plan") under which incentive stock options, non-statutory stock options, RSUs, stock appreciation rights, performance stock units ("PSUs"), and performance shares may be granted to its employees, directors, and consultants. The 2011 Plan has been subsequently amended to, among other things, increase the shares of common stock available for issuance thereunder over time.

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

SomaLogic Equity Incentive Plans

Upon completion of the Merger, the Company assumed SomaLogic's stock incentive plans.

Restricted Stock Units

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value per Unit
Balance at December 31, 2024	13,389	$2.24
Granted	17,549	1.21
Vested	(8,242)	1.93
Forfeited	(3,218)	1.70
Balance at December 31, 2025	19,478	$1.53

As of December 31, 2025, the unrecognized stock-based compensation expense related to outstanding unvested RSUs under the Company’s equity incentive plans was $25.6 million. The Company expects to recognize the expense over a weighted-average period of 2.6 years.

Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2024	39,213	$4.28	5.9	$2.75
Granted	5,162	1.17
Exercised	(458)	1.16
Cancelled	(11,370)	4.71
Balance at December 31, 2025	32,547	$3.68	6.8	$476
Vested at December 31, 2025	24,874	$4.17	6.3	$148
Unvested options at December 31, 2025	7,673	$2.09	8.4	$328

(1)
Aggregate intrinsic value as of December 31, 2025 was calculated as the difference between the closing price per share of the Company’s common stock on The Nasdaq Global Select Market on December 31, 2025, which was $1.28, and the exercise price of the options, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised was $0.1 million, $0.6 million, and immaterial during the years ended December 31, 2025, 2024, and 2023, respectively. The total intrinsic value of options vested was $0.2 million, immaterial, and $0.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the unrecognized stock-based compensation expense related to outstanding unvested options under the Company’s equity incentive plans was $10.4 million. The Company expects to recognize the expense over a weighted-average period of 2.2 years.

The weighted average assumptions used to estimate the fair value of options granted were as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options
Weighted average expected volatility	96.1%	89.0%	97.1%
Weighted average expected term	5.6 years	6.6 years	4.7 years
Weighted average risk-free interest rate	4.0%	4.4%	3.9%
Dividend yield	—	—	—
Weighted-average fair value per share	$0.90	$1.96	$1.49

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

Stock-based Compensation Expense

Stock-based compensation expense is reported in the Company's consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of product revenue	$829	$474	$652
Cost of services and other revenue	632	422	159
Research and development expense	1,917	1,702	1,671
Selling, general and administrative expense	20,184	14,813	10,641
Restructuring and related charges	2,212	—
Total stock-based compensation expense	$25,774	$17,411	$13,123

12. Net Loss Per Share

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

Computation of net loss per share for the years ended December 31, 2025, 2024, and 2023, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss from continuing operations	$(58,826)	$(90,939)	$(74,656)
Less: Induced conversion of redeemable preferred stock	—	(46,014)	—
Net loss from continuing operations attributable to common stockholders	(58,826)	(136,953)	(74,656)
Less: Net loss from discontinued operations	(16,070)	(47,946)	—
Net loss attributable to common stockholders	$(74,896)	$(184,899)	$(74,656)

Denominator:
Weighted-average shares outstanding during the period	381,623	353,245	79,160

Net loss per share, basic and diluted:
From continuing operations	$(0.15)	$(0.39)	$(0.94)
From discontinued operations	$(0.04)	$(0.14)	$-
Attributable to common stockholders	$(0.20)	$(0.52)	$(0.94)

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSUs, PSUs, stock options, restricted shares and ESPP shares	52,025	52,602	16,740
Series B Preferred Stock	—	—	75,164
2019 Notes	—	—	18,966
2014 Notes	5	5	10
Warrants	11,692	11,692	—
Total	63,722	64,299	110,880

13. Income Taxes

The following table presents the components of the Company's consolidated loss from continuing operations before taxes for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(68,532)	$(66,147)	$(40,587)
International	(28,170)	(24,250)	(33,617)
Loss before income taxes	$(96,702)	$(90,397)	$(74,204)

Significant components of the Company's benefit (provision) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	—	$—	$—
State	(226)	(233)	(197)
Foreign	(666)	(103)	(373)
Total current tax expense	(892)	(336)	(570)
Deferred:
Federal	33,795	—	—
State	4,566	—	—
Foreign	407	(206)	118
Total deferred benefit (expense)	38,768	(206)	118
Total benefit (expense) from income taxes	$37,876	$(542)	$(452)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements To Income Tax Disclosures which is a required update for public business entities for annual periods that begin after December 15, 2024. The Company has adopted this standard on a retrospective basis beginning with the year ended December 31, 2023. The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount to the global effective amount (in thousands, except for percentages):

	Year Ended December 31,
	2025		2024		2023
Income tax benefit at US federal statutory rate	(20,227)	21%	(18,983)	21.0%	(15,583)	21.0%
State & local income taxes, net of federal income tax effect (1)	(4,325)	4.5	233	(0.3)	167	(0.2)
Foreign tax effects:
Canada
Statutory tax rate differences between Canada and the United States	(1,766)	1.8	(1,643)	1.8	(1,962)	2.6
R&D tax credit	—	0.0	(1,044)	1.2	(772)	1.0
Change in valuation allowance	8,514	(8.8)	8,961	(9.9)	11,103	(15.0)
U.S. R&D Tax Credit:
R&D tax credit earned	(3,368)	3.5	(1,131)	1.3	(134)	0.2
Expiration of R&D tax credit carryforward	—	0.0	15,885	(17.6)	—	0.0
U.S. non-taxable and non-deductible items:
Bargain purchase gain	—	0.0	(5,295)	5.9	—	0.0
Disallowed officer compensation	602	(0.6)	1,233	(1.4)	215	(0.3)
Non-deductible transaction costs	2,803	(2.9)	2,167	(2.4)	1,137	(1.5)
Expiration of NOL carryforward	5,637	(5.9)	5,658	(6.3)	4,080	(5.5)
Non-deductible stock based compensation expense	(417)	0.4	1,780	(2.0)	1,901	(2.6)
Other adjustments, net	1,368	(1.4)	1,033	(1.1)	(1,252)	1.7
Change in U.S. valuation allowance	(26,666)	27.7	(8,065)	8.9	1,877	(2.5)
Other adjustments, net	(871)	0.8	1,175	(1.3)	(344)	0.5
Change in unrecognized tax benefit	841	(0.9)	(1,422)	1.6	20	0.0
Income tax expense (benefit) and effective tax rate	(37,876)	39.2%	542	(0.6)%	452	(0.6)%

(1) The state and local jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is California.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$266,465	$242,050
Reserves and accruals	12,646	14,672
Depreciation and amortization	4,026	3,354
Capitalized R&D costs	18,190	25,138
Tax credit carryforwards	22,508	17,216
Stock-based compensation	9,505	7,801
Right-of-use lease liabilities	7,836	7,749
Total gross deferred tax assets	341,176	317,980
Valuation allowance on deferred tax assets	(289,412)	(304,382)
Total deferred tax assets, net of valuation allowance	51,764	13,598
Deferred tax liabilities:
Fixed assets and intangibles	(7,193)	(7,740)
Right-of-use assets	(6,753)	(6,801)
Total deferred tax liabilities	(13,946)	(14,541)
Net deferred tax asset (liability)	$37,818	$(943)

Deferred tax liability per balance sheet	$(810)	$(1,081)
Less deferred tax assets included in other long-term assets	38,628	138
Net deferred tax asset (liability)	$37,818	$(943)

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change occurred on April 4, 2022 and March 17, 2024 due to the issuance and conversion of preferred equity. As a result of these ownership changes, a portion of net operating loss (NOL) carryforwards and R&D credits may expire unutilized. There was no ownership change for IRC Section 382 purposes during the 2025 calendar year. Subsequent ownership changes may further affect the limitation in future years.

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

The valuation allowances of $289.4 million and $304.4 million as of December 31, 2025 and 2024, respectively, primarily relate to temporary tax differences, net operating losses and research and development credits generated in the current and prior years. The valuation allowance decreased by $15.0 million during 2025 and increased by $180.3 million during 2024. The change in valuation allowance during 2025 is due to the partial release of valuation allowance of $38.4 million on NOL carryforwards (made up of $33.8 million Federal, $4.6 million State respectively). Based on an analysis of all available evidence, particularly the expected gain on disposal of the Sengenics and Somalogic business assets in the first quarter of 2026, the Company determined that it is more likely than not that this portion of the deferred tax assets will be realized. However,the Company believes it is more likely than not that the deferred tax assets relating to temporary differences, net operating losses, research and development credits, and capitalized R&D costs in excess of the expected future gain are not realizable. As such, valuation allowances have been applied against the deferred tax assets relating to jurisdictions of the U.S. federal and state, Canada, Netherlands, Malaysia, France, Italy and the United Kingdom.

A reconciliation of the beginning and ending amounts of the valuation allowance for the years ended December 31, 2025, 2024 and 2023, is as follows (in thousands):

Valuation Allowance
December 31, 2022	$107,893
Charges to earnings	—
Charges to other accounts	16,231
December 31, 2023	124,124
Charges to earnings	—
Charges to other accounts	180,258
December 31, 2024	304,382
Charges to earnings	—
Charges to other accounts	(14,970)
December 31, 2025	$289,412

As of December 31, 2025, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $1,017.2 million, which begin to expire in 2026, and U.S. federal research and development tax credits of $4.4 million, which begin to expire in 2044. As of December 31, 2025, the Company had net operating loss carryforwards for state income tax purposes of $790.8 million which expire in the year beginning 2026, and California research and development tax credits of $14.0 million, which do not expire. As of December 31, 2025, we had foreign net loss carryforwards of $94.6 million, which will begin to expire in 2028, and Canada investment tax credit carryforwards of $8.0 million, which begin to expire in 2036.

The aggregate changes in the balance of the Company's gross unrecognized tax benefits during 2025, 2024, and 2023, were as follows (in thousands):

December 31, 2022	$6,972
Increases in balances related to tax positions during a prior period	105
Decreases in balances related to tax positions during a prior period	(138)
December 31, 2023	6,939
Increases in balances related to tax positions taken during current period	2,682
Decreases in balances related to tax positions during a prior period	(357)
December 31, 2024	9,264
Increases in balances related to tax positions during a prior period	372
Increases in balances related to tax positions taken during current period	561
December 31, 2025	$10,197

As of December 31, 2025, there were no unrecognized tax benefits that, if recognized, would reduce the Company's effective tax rate. The Company does not anticipate that existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits were included in the income tax provision. The amount was immaterial as of December 31, 2025, 2024, and 2023.

The Company files income tax returns in the United States, its various states, and in certain foreign jurisdictions. As a consequence of having net operating loss carryforwards, all tax years are open to federal and state examination in the United States. The Company is currently under examination by the Canada Revenue Agency (CRA) for 2022 and 2023. As of December 31, 2025, tax years from 2019 are open to examination in various foreign countries.

14. Segment Reporting

As discussed in Note 2, Summary of Significant Accounting Policies, the Company reassessed its operating and reportable segments during the first quarter of 2025. As of December 31, 2025, the Company has one operating and reportable segment.

The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net loss.

The significant expenses within net loss that are regularly provided to the CODM include cost of revenue and operating expenses. Operating expenses consists of four main subcategories: research and development; selling, general and administrative; transaction and integration; and restructuring and related charges. All significant expense categories and subcategories are reported on the consolidated statements of operations. Other segment items within net loss include the following:

•
Depreciation and amortization expense, which is separately presented on the consolidated statements of cash flows
•
Change in fair value of contingent consideration, which is separately presented on the consolidated statements of cash flows
•
Bargain purchase gain, which is separately presented on the consolidated statements of operations
•
Interest income and interest expense, which are separately presented on the consolidated statements of operations

See Note 5, Revenue and Geographic Area, for the Company's revenue by geography.

15. Restructuring and Related Charges

On August 28, 2025, the Company determined to consolidate its SSF-based R&D capabilities into its Singapore facility to co-locate with its manufacturing operations and implemented a reduction in force of certain U.S. employees in the Company's R&D function, including members of its management team. As part of this consolidation, the Company transferred its headquarters to Boston, Massachusetts and vacated its SSF office on December 31, 2025.

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

One-time termination benefits were recorded pursuant to ASC 420, Exit or Disposal Cost Obligations, while termination benefits under ongoing benefit arrangements were recorded pursuant to ASC 712, Compensation - Nonretirement Postemployment Benefits.

During the year ended December 31, 2025, the Company recognized restructuring charges of approximately $11.3 million resulting from the reductions-in-force described above, and $3.5 million of facility-related costs resulting from the Company's 2022 restructuring plan. The Company anticipates ongoing similar restructuring expenses until the related lease expires.

For the years ended December 31, 2024 and 2023, the Company recognized restructuring and related charges of $12.5 million and $7.1 million, respectively, related to restructuring plans implemented in 2024 and 2022 to improve the Company's operational efficiency.

The Company also continues to recognize ongoing restructuring charges from its restructuring plans for facility-related costs, which will continue through the termination of the facility leases.

The following table summarizes the change in the Company’s restructuring and other related liabilities for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2022	$4,014	$—	$19	$4,033
Restructuring and related charges	2,379	4,160	537	7,076
Cash payments	(5,568)	(4,160)	(556)	(10,284)
Balance at December 31, 2023	825	—	—	825
Restructuring and related charges	8,988	2,779	733	12,500
Cash payments	(8,232)	(2,779)	(733)	(11,744)
Balance at December 31, 2024	1,581	—	—	1,581
Restructuring and related charges	11,306	3,048	428	14,782
Cash payments	(9,971)	(3,048)	(428)	(13,447)
Balance at December 31, 2025	$2,916	$—	$—	$2,916

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

16. Related Parties

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

In December 2025, the Company invested $5.0 million in unsecured convertible loan notes issued by a privately-held life sciences company. The notes bear interest at 8% per annum, mature in December 2027, and are subordinated to the issuer's senior indebtedness. The notes automatically convert into equity upon a qualified financing of at least $20 million or an initial public offering with gross proceeds of at least $100 million, in each case at a 20% discount to the applicable offering price. At maturity, any outstanding principal and accrued interest automatically convert into preferred shares at a conversion price based on a valuation cap of eight times the issuer's trailing 12-month revenue. The Company invested in the notes alongside a fund associated with Mr. Casdin.

17. 401(k) Plan

The Company sponsors 401(k) savings plans for its employees in the United States that stipulate that eligible employees may elect to contribute to the plan, subject to certain limitations, up to the lesser of 100% of eligible compensation or the maximum amount allowed by the U.S. Internal Revenue Service. Employer matching contributions to the 401(k) plan were $0.6 million, $0.8 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

18. Subsequent Events

On January 30, 2026, the Company completed the divestiture of the SomaScan Business to Illumina. pursuant to the Purchase Agreement. See Note 4, Discontinued Operations, for additional information regarding the Transaction, consideration received, expected gain on sale, and ancillary agreements entered into in connection with the closing.

In connection with the closing of the Transaction, all outstanding RSU awards held by employees associated with the discontinued operations were fully accelerated. The Company expects to recognize approximately $4.1 million of stock-based compensation expense related to this acceleration during the first quarter of 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, as stated in its report dated March 16, 2026, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be set forth in our proxy statement for the 2026 annual meeting of stockholders (the "Proxy Statement") to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, under the headings “Management and Corporate Governance” and “Code of Ethics and Conduct” and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed

2.1†	Agreement and Plan of Merger, dated as of July 25, 2022, by and among SomaLogic, Inc., Panther Merger Subsidiary I, LLC, Panther Merger Subsidiary I, LLC, Palamedrix, Inc., and Securityholder Representative Services LLC.	8-K	001-40090	2.1	7/27/2022

2.2††	Agreement and Plan of Merger, dated as of October 4, 2023, by and among Standard BioTools Inc., SomaLogic, Inc., and Martis Merger Sub, Inc.	8-K	001-34180	2.1	10/4/2023

2.3†*	Stock Purchase Agreement, dated as of June 22, 2025, by and between Standard BioTools Inc., and Illumina, Inc.	8-K	001-34180	2.1	6/23/2025

3.1	Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc. (formerly Fluidigm Corporation).	S-8	333-264086	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation of Standard BioTools Inc.	8-K	001-34180	3.1	1/5/2024

4.1	Specimen Stock Certificate of Standard BioTools Inc.	S-8	333-264086	4.1	4/1/2022

4.2	Description of Securities.	10-K	001-34180	4.2	3/11/2025

4.3	Warrant Agreement, dated as of February 22, 2021, by and between SomaLogic, Inc. (formerly CM Life Sciences II Inc.) and Continental Stock Transfer & Trust Company.	8-K	001-40090	10.1	2/26/2021

4.4	Form of SomaLogic, Inc. Subscription Agreement.	8-K	001-40090	10.1	3/29/2021

10.1#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and certain of its officers and directors.	S-1/A	333-170965	10.1	1/28/2011

10.2#	Form of Indemnification Agreement entered into by and between Standard BioTools Inc. and certain of its officers and directors.	10-K	001-40090	10.2	3/1/2024

10.3	Lease, dated as of March 20, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	5/7/2019

10.4	First Amendment to Lease, dated as of April 26, 2019, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.2	5/7/2019

10.5	Second Amendment to Lease, dated as of February 25, 2020, by and between AP3-SF3 CT North, LLC and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-K	001-34180	10.2B	2/25/2021

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed

10.6†	Office Lease, dated as of August 17, 2015, by and among Rodick Equities Inc., Standard BioTools Canada Inc. (formerly Fluidigm Canada Inc.), and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.1	11/9/2015

10.7	Tenancy for Flatted Factory Space, dated as of July 27, 2005, by and between JTC Corporation and Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.).	S-1	333-170965	10.20	12/3/2010

10.8	Offer of Tenancy for Facility Lease, dated as of October 14, 2013, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and SBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-K	001-34180	10.21	3/12/2014

10.9	Offer of Tenancy for Lease of Additional Space, dated as of April 2, 2015, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited, as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.1	8/10/2015

10.10	Lease Agreement, dated as of November 19, 2020, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.2	8/6/2021

10.11	Lease Agreement, dated as of June 8, 2021, by and between Standard BioTools Singapore Pte. Ltd. (formerly Fluidigm Singapore Pte. Ltd.) and HSBC Institutional Trust Services (Singapore) Limited as Trustee of Ascendas Real Estate Investment Trust.	10-Q	001-34180	10.3	8/6/2021

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

		10-Q	001-34180	10.2A	11/9/2020

10.19†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3	11/9/2020

10.20†	First Amendment to Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.3A	11/9/2020

10.21†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.4	11/9/2020

10.22†	Co-Exclusive License Agreement, dated as of October 15, 2000, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Mycometrix Corporation).	10-Q	001-34180	10.5	11/9/2020

10.23†	Letter Agreement, dated as of December 22, 2004, by and between President and Fellows of Harvard College and Standard BioTools Inc. (formerly Fluidigm Corporation).	10-Q	001-34180	10.6	11/9/2020

10.24†	Solicitation/Contract/Order for Commercial Items, dated as of July 30, 2020, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and National Institutes of Health, as amended on September 28, 2020.	10-Q	001-34180	10.1	11/9/2020

10.25†	Amendment of Solicitation/Modification of Contract, dated as of May 10, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	8/6/2021

10.26†	Amendment of Solicitation/Modification of Contract, dated as of September 29, 2021, by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and the National Institutes of Health.	10-Q	001-34180	10.1	11/9/2021

10.27	Private Placement Warrants Purchase Agreement, dated February 22, 2021, by and among SomaLogic, Inc. (formerly CM Life Sciences II Inc.), CMLS Holdings LLC and certain directors (and/or entities controlled by them) named in Exhibit A thereto.	8-K	001-40090	10.4	2/26/2021

10.28	Registration Rights Agreement, dated as of January 23, 2022, by and between Standard BioTools Inc. (formerly Fluidigm Corporation), Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP, and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-34180	10.5	1/24/2022

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed

10.29	SomaLogic, Inc. (formerly CM Life Sciences II Inc.) Form of Amended and Restated Registration Rights Agreement.	8-K	001-40090	10.6	3/29/2021

10.30#	Standard BioTools Inc. (formerly Fluidigm Corporation) Executive Bonus Plan.	10-Q	001-34180	10.25	3/28/2011

10.31#	Form of Amended and Restated Employment and Severance Agreement entered into by and between Standard BioTools Inc. (formerly Fluidigm Corporation) and each of its executive officers.	8-K	001-34180	10.14	12/11/2012

10.32#	Standard BioTools Inc. (formerly Fluidigm Corporation) Form of Retention Letter.	8-K	001-34180	10.10	1/24/2022

10.33#	Michael Egholm Offer Letter.	8-K	001-34180	10.7	1/24/2022

10.34#	Alex Kim Offer Letter.	8-K	001-34180	10.9	1/24/2022

10.35#	Sean Mackay Offer Letter.	10-K	001-34180	10.38	3/11/2025

10.36#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2020 Change of Control and Severance Plan.	10-Q	001-34180	10.5	8/7/2020

10.37#	Standard BioTools Inc. 2023 Change of Control and Severance Plan.	8-K	001-34180	10.1	7/28/2023

10.38#	Standard BioTools Inc. 2023 Change of Control and Severance Plan Participation Agreement, dated as of July 27, 2023, by and between Standard BioTools Inc. and Michael Egholm, Ph.D.	8-K	001-34180	10.2	7/28/2023

10.39#	2024 Change of Control and Severance Plan and Participation Agreement.	8-K	001-34180	10.1	8/30/2024

10.40#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan, as amended.	S-1	333-170965	10.3	12/3/2010

10.41#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan Forms of Agreements.	S-1	333-170965	10.3A	12/3/2010

10.42#	Amendments to the Standard BioTools Inc. 2011 Equity Incentive Plan, the Standard BioTools Inc. (formerly Fluidigm Corporation) 2009 Equity Incentive Plan and the Standard BioTools Inc. (formerly DVS Sciences, Inc.) 2010 Equity Incentive Plan.	8-K	001-34180	10.2	8/2/2017

10.43#	Standard BioTools Inc. Amended and Restated 2011 Equity Incentive Plan.	8-K	001-34180	10.1	6/20/2025

10.44#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Forms of Agreements for U.S. Participants.	SC TO-I	005-86635	(d)(2)	8/23/2017

10.45#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Participants.	SC TO-I	005-86635	(d)(3)	8/23/2017

10.46#	Rules of the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan for Options Granted to French Participants.	SC TO-I	005-86635	(d)(4)	8/23/2017

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed

10.47#	UK Sub-Plan to the Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan.	SC TO-I	005-86635	(d)(5)	8/23/20217

10.48#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(6)	8/23/2017

10.49#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2011 Equity Incentive Plan Form of Stock Option Agreement for Non-U.S. Participants.	SC TO-I	005-86635	(d)(7)	8/23/2017

10.50#	Standard BioTools Inc. 2011 Equity Incentive Plan Form of PSU Award Agreement.	8-K	001-34180	10.3	7/28/2023

10.51#	Standard BioTools Inc. (formerly Fluidigm Corporation) 2017 Inducement Award Plan and Form of Agreements.	8-K	001-34180	10.1	1/11/2017

10.52#	Standard BioTools Inc. (formerly Fluidigm Corporation) Amended and Restated 2017 Employee Stock Purchase Plan.	8-K	001-34180	10.1	6/24/2020

10.53#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-264086	4.9	4/1/2022

10.54#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Stock Option Grant and Stock Option Agreement.	S-8	333-264086	99.1	4/1/2022

10.55#	Standard BioTools Inc. 2022 Inducement Equity Incentive Plan Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement.	S-8	333-264086	99.2	4/1/2022

10.56#	SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.7	5/14/2021

10.57#	Form of Non-Statutory Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.8	5/14/2021

10.58#	Form of Incentive Stock Option Agreement under the SomaLogic, Inc. 2009 Equity Incentive Plan.	S-4	333-256127	10.9	5/14/2021

10.59#	SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.10	5/14/2021

10.60#	Form of Option Agreement (Incentive Stock Option or Non-statutory Stock Option) under the SomaLogic, Inc. 2017 Equity Incentive Plan.	S-4	333-256127	10.11	5/14/2021

10.61#	SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.1	8/5/2021

10.62#	SomaLogic, Inc. Employee Stock Purchase Plan.	S-4/A	333-256127	10.2	8/5/2021

10.63#	Form of Stock Appreciation Rights Agreement pursuant to the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.3	6/5/2021

10.64#	Form of Incentive Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.4	6/5/2021

10.65#	Form of Restricted Stock Unit Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.5	6/5/2021

10.66#	Form of Restricted Stock Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.6	6/5/2021

Exhibit Number	Description	Incorporated by Reference From Form	File Number	Incorporated by Reference From Exhibit Number	Date Filed
10.67#	Form of Non-Qualified Stock Option Award Agreement under the SomaLogic, Inc. 2021 Omnibus Incentive Plan.	S-4/A	333-256127	10.7	6/5/2021

10.68	Second Amendment to Supply Agreement, dated April 11, 2023, by and between SomaLogic, Inc. and Agilent Technologies, Inc.	10-Q	001-40090	10.1	8/14/2023

10.69#	Standard BioTools Inc. Nonemployee Director Compensation Policy.	10-K/A	001-40090	10.96	4/26/2024

10.70	Exchange Agreement, dated March 18, 2024, by and between Standard BioTools Inc. and Casdin Private Growth Equity Fund II, L.P., Casdin Partners Master Fund, L.P., Viking Global Opportunities Illiquid Investments Sub-Master LP and Viking Global Opportunities Drawdown (Aggregator) LP.	8-K	001-40090	10.1	3/18/2024

19.1	Standard BioTools Inc. Insider Trading Policy	10-K	001-34180	19.1	3/11/2025

21.1	Subsidiaries of Standard BioTools Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

97.1#	Standard BioTools Inc. Clawback Policy.	10-K	001-40090	97.1	3/1/2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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

STANDARD BIOTOOLS INC.

Dated: March 16, 2026	By:	/s/ Michael Egholm, Ph.D.
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

Signature	Title	Date

/s/Michael Egholm, Ph.D.	President and Chief Executive Officer (Principal Executive Officer); Director	March 16, 2026
Michael Egholm, Ph.D.

/s/Alex Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
Alex Kim

/s/ Tom Carey	Chairman of the Board of Directors	March 16, 2026
Tom Carey

/s/ Fenel M. Eloi	Director	March 16, 2026
Fenel M. Eloi

/s/ Eli Casdin	Director	March 16, 2026
Eli Casdin

/s/ Kathy Hibbs	Director	March 16, 2026
Kathy Hibbs

/s/ Troy Cox	Director	March 16, 2026
Troy Cox

/s/ Frank Witney, Ph.D.	Director	March 16, 2026
Frank Witney, Ph.D.