Form 10-Q
period 2026-03-31
STANDARD BIOTOOLS INC.
filed 2026-05-06
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were 390,368,119 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, timing of shipments, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, existing and potential future National Institutes of Health funding pressures, the effect from existing and potential future U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses, and discontinuing certain product lines), our expectations regarding the benefits and integration of acquired businesses and/or products, the transaction with Illumina, Inc. (“Illumina”), including the financial impact of the transaction, potential earnout payments and royalty streams, potential integration, and restructuring and transition-related disruption from the transaction, and the inability to maintain the listing of our common stock on The Nasdaq Stock Market LLC. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Annual Report”) and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$265,772	$120,863
Short-term investments	189,404	66,712
Accounts receivable, net	16,637	13,431
Inventory	18,594	19,981
Prepaid expenses and other current assets	6,046	4,871
Contingent consideration receivable	25,000	—
Current assets held for sale	—	228,406
Total current assets	521,453	454,264
Property and equipment, net	17,103	19,275
Operating lease right-of-use asset, net	25,545	26,732
Other non-current assets	3,386	3,154
Long-term investments	71,357	25,701
Deferred tax asset, non-current	270	38,628
Total assets	$639,114	$567,754
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,007	$5,407
Accrued liabilities	15,684	29,783
Operating lease liabilities, current	5,540	5,490
Deferred revenue, current	9,981	38,949
Deferred grant income, current	2,991	3,046
Current liabilities held for sale	—	25,633
Total current liabilities	42,203	108,308
Convertible notes, non-current	299	299
Deferred tax liability	823	810
Operating lease liabilities, non-current	23,652	25,038
Deferred revenue, non-current	3,013	3,503
Deferred grant income, non-current	3,557	4,290
Other non-current liabilities	4,444	1,215
Total liabilities	77,991	143,463
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value, 600,000 shares authorized at March 31, 2026 and December 31, 2025; 408,722 and 404,961 shares issued at March 31, 2026 and December 31, 2025, respectively; 390,141 and 386,381 shares outstanding at March 31, 2026 and December 31, 2025, respectively	408	404
Additional paid-in capital	1,741,172	1,732,393
Accumulated other comprehensive income (loss)	(511)	(1,492)
Accumulated deficit	(1,133,479)	(1,260,547)
Treasury stock at cost: 18,580 shares at March 31, 2026 and December 31, 2025	(46,467)	(46,467)
Total stockholders’ equity	561,123	424,291
Total liabilities and stockholders’ equity	$639,114	$567,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$15,454	$14,781
Services and other revenue	5,692	5,441
Total revenue	21,146	20,222
Cost of revenue:
Cost of product revenue	7,706	6,431
Cost of services and other revenue	2,132	2,742
Total cost of revenue	9,838	9,173
Gross profit	11,308	11,049
Operating expenses:
Research and development	2,117	5,440
Selling, general and administrative	18,607	29,824
Restructuring and related charges	3,080	1,552
Transaction and integration expenses	—	1,203
Total operating expenses	23,804	38,019
Loss from continuing operations	(12,496)	(26,970)
Interest income, net	3,511	2,914
Other (expense) income, net	(5,630)	567
Loss from continuing operations before income taxes	(14,615)	(23,489)
Income tax (expense) benefit	(11)	119
Net loss from continuing operations	(14,626)	(23,370)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	141,694	(2,663)
Net income (loss)	$127,068	$(26,033)
Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.06)
Net income (loss) per share from discontinued operations, basic and diluted	$0.37	$(0.01)
Net income (loss) per share, basic and diluted	$0.33	$(0.07)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	388,202	378,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$127,068	$(26,033)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,334	70
Net change in unrealized gain (loss) on investments	(353)	(126)
Other comprehensive income (loss), net of tax	981	(56)
Comprehensive income (loss)	$128,049	$(26,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2025	404,961	$404	$1,732,393	$(1,492)	$(1,260,547)	(18,580)	$(46,467)	$424,291
Issuance of restricted stock, net of shares withheld for taxes, and other	3,694	4	(123)	—	—	—	—	(119)
Exercise of stock options	67	—	78	—	—	—	—	78
Stock-based compensation expense	—	—	8,824	—	—	—	—	8,824
Net income	—	—	—	—	127,068	—	—	127,068
Other comprehensive income, net of tax	—	—	—	981	—	—	—	981
Balance as of March 31, 2026	408,722	$408	$1,741,172	$(511)	$(1,133,479)	(18,580)	$(46,467)	$561,123

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	1,557	1	(48)	—	—	—	—	(47)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Net loss	—	—	—	—	(26,033)	—	—	(26,033)
Other comprehensive income, net of tax	—	—	—	(56)	—	—	—	(56)
Balance as of March 31, 2025	397,667	$397	$1,711,180	$1,169	$(1,211,684)	$(18,580)	$(46,467)	$454,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$127,068	$(26,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business	(172,289)	—
Stock-based compensation expense	8,824	9,009
Amortization of acquired intangible assets	—	898
Depreciation and amortization	1,408	3,273
Accretion of discount on short-term investments, net	(632)	(841)
Unrealized loss on equity investments	3,494	—
Non-cash lease expense	1,355	1,438
Provision for excess and obsolete inventory	696	815
Change in fair value of warrants	—	(232)
Change in fair value of contingent consideration	—	(3,400)
Other non-cash items	67	385
Changes in assets and liabilities:
Accounts receivable, net	(1,858)	(2,021)
Inventory	1,935	(3,817)
Prepaid expenses and other assets	(1,592)	112
Deferred tax asset, non-current	38,359	390
Accounts payable	(1,224)	(578)
Accrued liabilities	(20,785)	(7,753)
Deferred revenue	(29,934)	(527)
Operating lease liabilities	(1,490)	(1,504)
Other liabilities	1	103
Net cash used in operating activities	(46,597)	(30,283)
Investing activities
Cash received for sale of business, net	363,222	—
Purchases of short-term marketable debt securities	(127,208)	(32,321)
Purchases of long-term marketable debt securities	(58,517)	—
Purchases of marketable equity securities	(837)	—
Proceeds from sales and maturities of investments	15,000	52,000
Purchases of property and equipment	(570)	(5,054)
Net cash provided by investing activities	191,090	14,625
Financing activities
Payments for taxes related to net share settlement of equity awards and other	(118)	(46)
Proceeds from exercise of stock options	78	—
Net cash used in financing activities	(40)	(46)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	115	357
Net increase (decrease) in cash, cash equivalents and restricted cash	144,568	(15,347)
Cash, cash equivalents and restricted cash at beginning of period	123,296	168,818
Cash, cash equivalents and restricted cash at end of period	$267,864	$153,471
Supplemental disclosures of cash flow information
Contingent consideration receivable for sale of SomaScan Business	25,000	—
Cash paid for interest	4	4
Cash paid for income taxes	(9)	(201)
Purchases of property and equipment included in accounts payable	319	1,135
Non-cash right-of-use assets and lease liabilities	8,175	20
Asset retirement obligations	820	645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from the Company's audited annual financial statements included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2025 (the "2025 Financial Statements") included in the Company's Annual Report.

On June 22, 2025, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Illumina. Pursuant to the terms of the Purchase Agreement, Illumina acquired all of the equity interests of SomaLogic, Inc. ("SomaLogic"), Sengenics Corporation LLC and Sengenics Corporation Pte Ltd (collectively, the "Disposed Entities"), each a wholly owned subsidiary of the Company that operates the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the "SomaScan Business") (such transaction, the "Transaction"). The Transaction does not include the Company's mass cytometry and microfluidics businesses, which were retained by the Company. The Transaction closed on January 30, 2026. See Note 2, Discontinued Operations, for additional information.

Consistent with Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements, the Company classifies disposal groups as held-for-sale in the reporting period when all the held-for-sale classification criteria are met. Disposal groups held for sale are presented as discontinued operations when the disposal represents a strategic shift with a major effect on operations, and the operations and cash flows are clearly distinguishable from the rest of the entity. Upon classification as held-for-sale, assets and liabilities are presented as held-for-sale and measured at the lower of carrying value or fair value less costs to sell, and upon classification as discontinued operations, results of operations are reclassified as discontinued operations for all periods presented.

The Company determined that the SomaScan Business met the held-for-sale and discontinued operations accounting criteria in the second quarter of 2025. The Company completed the sale of the SomaScan Business on January 30, 2026. Accordingly, the Company has classified the results of the SomaScan Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. The assets and liabilities of the SomaScan Business were classified as held-for-sale in the condensed consolidated balance sheet as of December 31, 2025. Upon closing of the Transaction on January 30, 2026, the Company derecognized all assets and liabilities of the SomaScan Business and recognized a pre-tax gain on sale of $172.3 million, which is reflected in income from discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company's continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to the SomaScan Business, refer to Note 2, Discontinued Operations.

Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

The CODM manages the business on a consolidated basis, as a multi-omics company. Therefore, the Company concluded it has one operating and reportable segment: the consolidated company.

The segment information presented reflects the Company's continuing operations and excludes discontinued operations. See Note 11, Segment Reporting, for more information on the reportable segment.

Contingent Consideration Receivable

Contingent consideration arrangements arising from the disposal of a business are evaluated to determine whether the arrangement meets the definition of a derivative in accordance with ASC 815. When the arrangement qualifies for a scope exception under ASC 815 or does not meet the definition of a derivative, the Company has elected to recognize contingent consideration when it is determined to be realizable in accordance with ASC 450. Any gains or losses from the subsequent accounting for contingent consideration are recognized within the same financial statement line item as the original gain or loss on the sale.

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

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In July 2025, FASB issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively. The Company adopted this ASU on January 1, 2026 and elected to utilize the practical expedient. The adoption of the ASU and the election of the practical expedient did not have a material impact on our Condensed Consolidated Financial Statements.

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

2. Discontinued Operations

On June 22, 2025, the Company entered into the Purchase Agreement with Illumina for the divestiture of the SomaScan Business. On January 30, 2026, the Company completed the sale of the Disposed Entities to Illumina pursuant to the Purchase Agreement. The Disposed Entities comprised the Company's SomaScan Business, including its SomaScan assay platform and related products and services. The Company retained its mass cytometry and microfluidics businesses, which were not part of the Transaction.

At closing, the Company received net cash consideration of $363.2 million and recognized $25.0 million of consideration receivable based on the achievement of specified revenue thresholds during fiscal year 2025, for total net consideration of $388.2 million. The total consideration is subject to customary post-closing adjustments for working capital. In addition, the Company is eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026. The Company will recognize the contingent earnout consideration as it becomes realizable.

The Company recognized a pre-tax gain of $172.3 million on the sale, calculated as the excess of the fair value of consideration received and consideration receivable over the carrying value of the net assets of the Disposed Entities, including allocated goodwill. As a result of this gain, the Company recognized $39.2 million of income tax expense. The gain and income tax expense are reflected in income from discontinued operations, net of tax.

In connection with the closing, the Company and Illumina entered into (i) a royalty agreement, pursuant to which the Company is entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to the Company for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays, and (iii) a royalty agreement, pursuant to which the Company is entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates are low- to mid-single digit percentages. The royalty arrangements described in (i) and (iii) are considered to be contingent consideration for the sale of the SomaScan Business. The Company has elected to account for this contingent consideration as a gain contingency under ASC 450-30 and will recognize royalty income when it is realized or becomes realizable.

As a result of the closing of the Transaction, the Company no longer has any subsidiary that is a party to the collaboration agreement that the Company previously entered into with Illumina in December 2021 (the “Collaboration Agreement”), and neither the Company nor any of its subsidiaries is entitled to any royalties or other payments under the Collaboration Agreement.

The results of operations of the Disposed Entities are reported as discontinued operations for all periods presented. The following tables summarize the financial results of the discontinued operations:

	Three Months Ended March 31,
	2026	2025
Revenue(1)	$37,172	$20,573
Costs and expenses
Cost of revenue	4,504	11,880
Selling, general and administrative expenses	6,055	8,883
Research and development	2,881	5,888
Transaction and integration expenses	15,237	-
Total operating costs and expenses	28,677	26,651
Operating income (loss)	8,495	(6,078)
Other income, net	131	3,383
Gain on sale of business	172,289	-
Income (loss) from discontinued operations before income taxes	180,915	(2,695)
Income tax (expense) benefit	(39,221)	32
Income (loss) from discontinued operations, net of tax	$141,694	$(2,663)

(1)
During the three months ended March 31, 2026, the Company recognized revenue of $29.8 million related to the transaction price under the Collaboration Agreement with Illumina, which primarily reflects the release of the deferred revenue balance previously established under the Collaboration Agreement upon the sale of the SomaScan Business. The Company has classified the $29.8 million within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Out of the $29.8 million recognized, $0.6 million reflects Illumina’s exercise of its material right to be provided with SOMAmer reagents for commercialization of the co-branded kits.

Details of non-cash operating expenses and capital expenditures of the discontinued operations are as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization	$—	$1,184
Amortization of acquired intangible assets	—	898
Capital expenditures	—	854
Stock-based compensation expense	3,823	962
Non-cash lease expense	124	335

3. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three months ended March 31, 2026 and 2025 based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue:
Instruments	$4,470	$6,646
Consumables	10,984	8,135
Total product revenue	15,454	14,781
Services and other revenue	5,692	5,441
Total revenue	$21,146	$20,222

	Three Months Ended March 31,
	2026	2025
Americas	$7,748	$7,067
Europe, Middle East and Africa (EMEA)	9,362	8,896
Asia-Pacific	4,036	4,259
Total revenue	$21,146	$20,222

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

Amount
Deferred revenue at December 31, 2025	42,452
Recognition of revenue from beginning deferred revenue balances	(3,222)
Recognition of revenue attributed to discontinued operations(1)	(29,285)
Revenue deferred during the period, net of revenue recognized	3,049
Deferred revenue at March 31, 2026	$12,994

(1)
Deferred revenue related to the Collaboration Agreement with Illumina was fully recognized upon the sale of the Disposed Entities. The Company has classified this revenue within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Please see Note 2, Discontinued Operations, for more information.

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of March 31, 2026 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2026 remainder of the year	$8,931
2027	5,284
2028	2,714
Thereafter	1,576
Total	$18,505

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

4. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$265,772	$120,863
Restricted cash	2,092	2,433
Total cash, cash equivalents and restricted cash	$267,864	$123,296

Restricted cash of $2.1 million and $2.4 million is included in other non-current assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade receivables	$16,887	$13,715
Less: allowance for expected credit losses	(250)	(284)
Accounts receivable, net	$16,637	$13,431

Inventory

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$9,395	$8,631
Work-in-process	498	253
Finished goods	8,701	11,097
Total inventory	$18,594	$19,981

The Company recorded charges for excess and obsolete inventory of $0.7 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory and manufacturing equipment	$34,345	$35,383
Leasehold improvements	13,936	14,050
Computer equipment	2,296	2,303
Internal-use software	13,097	13,118
Office furniture and fixtures	1,636	1,683
Property and equipment, gross	65,310	66,537
Less: accumulated depreciation and amortization	(49,030)	(48,162)
Construction-in-progress	823	900
Property and equipment, net	$17,103	$19,275

Depreciation and amortization expense related to property and equipment was $1.4 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and related benefits	$4,994	$18,146
Accrued legal fees	2,960	3,513
Uninvoiced receipts	870	941
Accrued restructuring	1,660	2,916
Accrued warranties	682	683
Accrued taxes	2,983	2,133
Other	1,535	1,451
Accrued liabilities	$15,684	$29,783

5. Commitments and Contingencies

Other Commitments

The Company has entered into several license and patent agreements under which it pays annual license maintenance fees, non-refundable license issuance fees, and royalties as a percentage of net sales for the sale or sublicense of products using the licensed technology. Future payments related to these license agreements are indeterminable. The Company does not expect the license payments to be material in any particular year.

Indemnification

In the ordinary course of business, the Company has entered into agreements with certain business partners, customers, and suppliers that contain indemnification provisions. Pursuant to these agreements, the Company may indemnify, hold harmless, and reimburse the indemnified parties for losses suffered in connection with any patent or other intellectual property infringement claim by any third party with respect to the Company's products. The term of the indemnification provisions is generally perpetual, and the maximum potential amount of future payments is typically not limited to a specific amount.

The Company has also entered into indemnification agreements with its officers, directors, and certain other employees, providing for indemnification for related expenses including attorneys' fees, judgments, fines, and settlement amounts incurred in any action or proceeding arising by reason of their status or service.

Legal Proceedings

Stockholder Litigation

In December 2023, prior to the Company's merger with SomaLogic, a complaint was filed in the Delaware Court of Chancery against SomaLogic and certain of its officers and directors alleging breach of fiduciary duty in connection with the proposed merger. The Company assumed this litigation upon closing of the merger in January 2024 and retained it following the sale of the SomaScan Business to Illumina in January 2026. A three-day bench trial is scheduled to commence on March 8, 2027, and discovery is ongoing. The Company has not recorded any contingent liabilities related to this matter. The Company does not believe the ultimate resolution will have a material adverse effect on its financial condition, results of operations, or cash flows.

Palamedrix Litigation

On July 2, 2025, Shareholder Representative Services LLC ("SRS"), acting as the representative of the securityholders of Palamedrix, Inc. ("Palamedrix"), filed suit in the Delaware Court of Chancery against SomaLogic asserting that SomaLogic breached the Agreement and Plan of Merger, dated July 25, 2022, by failing to continue investing in the development of certain Palamedrix technology. SRS claims that SomaLogic would have been required to pay up to $17.5 million in sales-based milestone payments. SomaLogic's motion to compel arbitration was denied, and the matter is proceeding into discovery. The Company is obligated to indemnify Illumina for losses arising from this matter. As of March 31, 2026, the Company has accrued $3.3 million related to this indemnification obligation.

General

The Company is from time to time involved in legal proceedings in the normal course of business. Although the outcomes of litigation cannot be predicted with certainty, management currently believes that the final outcome of any currently pending matters would not have a material adverse effect on the Company's business, operating results, financial condition, or cash flows.

6. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of March 31, 2026 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$228,383	$228,383	$—	$—
Cash equivalents—U.S. treasury securities	11,976	—	11,976	—
Short-term investments—U.S. treasury securities	185,806	—	185,806	—
Short-term investments—equity securities	3,598	3,598	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	66,357	—	66,357	—
Total assets measured at fair value	$501,120	$231,981	$264,139	$5,000

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$77,615	$77,615	$—	$—
Cash equivalents—U.S. treasury securities	—	—	—	—
Short-term investments—U.S. treasury securities	60,457	—	60,457	—
Short-term investments—equity securities	6,255	6,255	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	20,701	—	20,701	—
Total assets measured at fair value	$170,028	$83,870	$81,158	$5,000

There were no transfers within the hierarchy and no changes in the valuation techniques used during the three months ended March 31, 2026.

The following table summarizes available-for-sale securities (in thousands):

			As of March 31, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$228,383	$—	$—	228,383
Cash equivalents—U.S. treasury securities		11,976	—	—	11,976
Short-term investments—U.S. treasury securities	1 or less	185,930	18	(142)	185,806
Short-term investments—equity securities	1 or less	7,696	—	(4,098)	3,598
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	66,477	2	(122)	66,357
Total assets measured at fair value		$505,462	$20	$(4,362)	$501,120

			As of December 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$77,610	$5	$—	77,615
Cash equivalents—U.S. treasury securities		—	—	—	—
Short-term investments—U.S. treasury securities	1 or less	60,360	97	—	60,457
Short-term investments—equity securities	1 or less	6,857	17	(619)	6,255
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	20,689	12	—	20,701
Total assets measured at fair value		$170,516	$131	$(619)	$170,028

As of March 31, 2026, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell these investments, and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

7. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Board of Directors authorized the repurchase of up to $50.0 million of shares of the Company’s common stock through March 1, 2026. The program expired on March 1, 2026, and no shares were repurchased during the three months ended March 31, 2026. Over the life of the program, the Company repurchased 15,448,533 shares for an aggregate of $40.5 million.

Common Shares Reserved

As of March 31, 2026, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,795	435	969
2011 Equity Incentive Plan	14,855	19,777	14,688
2017 Inducement Award Plan	—	—	61
2017 Employee Stock Purchase Plan	—	—	465
Plans assumed in business combinations	14,758	26	—
Total common stock reserved for future issuance	36,408	20,238	16,183

8. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in the Annual Report. Under these plans, the Company has the ability to grant several forms of incentive awards to the Company's eligible employees, directors, and non-employee consultants.

Stock-based compensation expense is reported in the Company's condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$424	$111
Cost of services and other revenue	117	131
Research and development expense	162	339
Selling, general and administrative expense	4,298	7,468
Total stock-based compensation expense	$5,001	$8,049

Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.

The following table summarizes our award activity for stock options and RSUs for the three months ended March 31, 2026 (in thousands):

	Stock Options	RSUs
Balance at December 31, 2025	32,547	19,478
Granted	4,968	5,564
Exercised or issued	(67)	(3,752)
Forfeited	(1,040)	(1,052)
Balance at March 31, 2026	36,408	20,238

9. Net Loss Per Share

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs, PSUs, stock options, restricted shares and ESPP shares	56,646	58,250
2014 Notes	5	5
Warrants	11,692	11,692
Total	68,343	69,947

10. Income Taxes

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

The Company recorded income tax expense of $11 thousand and income tax benefit of $0.1 million in the three months ended March 31, 2026 and 2025, respectively. The increase in the Company's tax expense reflects higher minimum tax expense for the various States that the Company operates in, as well as the effect of the Company's foreign operations, which reported higher pre-tax income in the first three months of 2026 compared to the same period in 2025.

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

11. Segment Reporting

As of March 31, 2026, the Company has one operating and reportable segment. The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net income/loss from continuing operations.

The significant expenses within net loss that are regularly provided to the CODM include cost of revenue and operating expenses. Operating expenses consist of four main subcategories: research and development; selling, general and administrative; transaction and integration; and restructuring and related. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other segment items within net loss include the following:

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
Change in fair value of contingent consideration, which is separately presented on the condensed consolidated statements of cash flows
•
Interest income and interest expense, which are separately presented on the condensed consolidated statements of operations

See Note 3, Revenue and Geographic Area, for the Company's revenue by geography.

12. Restructuring and Related Charges

The following table summarizes the change in the Company’s restructuring and other related liabilities for the three months ended March 31, 2026 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2025	2,916	—	—	2,916
Restructuring and related charges	1,267	1,625	188	3,080
Cash payments	(2,523)	(1,625)	(188)	(4,336)
Balance at March 31, 2026	$1,660	$—	$—	$1,660

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

13. Related Parties

In December 2025, the Company invested $5.0 million in unsecured convertible loan notes issued by a privately-held life sciences company. The notes bear interest at 8% per annum, mature in December 2027, and are subordinated to the issuer's senior indebtedness. The notes automatically convert into equity upon a qualified financing of at least $20 million or an initial public offering with gross proceeds of at least $100 million, in each case at a 20% discount to the applicable offering price. At maturity, any outstanding principal and accrued interest automatically convert into preferred shares at a conversion price based on a valuation cap of eight times the issuer's trailing 12-month revenue. The Company invested in the notes alongside a fund associated with Eli Casdin, a member of the Company’s board of directors and the Company’s principal stockholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Divestiture

On June 22, 2025, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Illumina, Inc. (“Illumina”) pursuant to which Illumina acquired all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC and Sengenics Corporation Pte Ltd (collectively, the “Disposed Entities”), each an owned subsidiary that operated our aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the “SomaScan Business”) (such transaction, the “Transaction”). The Transaction did not include our mass cytometry and microfluidics businesses, which we retained. The Transaction closed on January 30, 2026.

At closing, we received net cash consideration of $363.2 million and recognized $25.0 million of consideration receivable based on the achievement of specified revenue thresholds during fiscal year 2025, for total net consideration of $388.2 million. The total consideration is subject to customary post-closing adjustments for working capital. In addition, we are eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026. We will recognize the contingent earnout consideration as it is realized.

In addition, at the closing of the Transaction, as additional consideration, we and Illumina entered into (i) a royalty agreement, pursuant to which we are entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to us for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays, and (iii) a royalty agreement, pursuant to which we are entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates are low- to mid-single digit percentages.

Restructuring Activities

On August 28, 2025, we initiated a plan to consolidate our South San Francisco-based R&D capabilities into our Singapore facility to co-locate with our manufacturing operations and implemented a reduction in force of certain U.S. employees in our R&D function, including members of our management team. As part of this consolidation, we transferred our headquarters to Boston, Massachusetts and vacated our South San Francisco office on December 31, 2025.

On September 13, 2025, we commenced an additional restructuring plan, including an additional reduction in force to align operating costs with revenue projections for our continuing operations.

Both restructuring actions were designed to improve operational efficiency while supporting the execution of our long-term strategic plan. When combined, the reductions-in-force impacted approximately 20% of our total global workforce.

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

Research and Development (“R&D”)

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

Selling, General, and Administrative (“SG&A”)

SG&A expenses consist primarily of personnel costs for our sales and marketing, business development, finance, legal, human resources, information technology and general management teams, as well as professional services, including legal and accounting services.

Restructuring and Related Charges

Restructuring and related charges primarily consist of severance costs related to our recent reduction-in-force and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our South San Francisco facility lease. These costs, including a reduction in force, are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business. When combined, these reductions-in-force impacted approximately 20% of our total global workforce.

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

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026		2025
Revenue	$21,146	100%	$20,222	100%
Cost of revenue:
Cost of product revenue	7,706	36%	6,431	32%
Cost of service and other revenue	2,132	10%	2,742	14%
Total cost of revenue	9,838	47%	9,173	46%
Gross profit	11,308	53%	11,049	54%
Operating expenses:
Research and development	2,117	10%	5,440	27%
Selling, general and administrative	18,607	88%	29,824	147%
Restructuring and related charges	3,080	15%	1,552	8%
Transaction and integration expenses	—	—%	1,203	6%
Total operating expenses	23,804	113%	38,019	188%
Loss from operations	(12,496)	(59)%	(26,970)	(133)%
Interest income, net	3,511	17%	2,914	14%
Other (expense) income, net	(5,630)	(27)%	567	3%
Loss from continuing operations before income taxes	(14,615)	(69)%	(23,489)	(116)%
Income tax (expense) benefit	(11)	(0)%	119	—%
Net loss from continuing operations	(14,626)	(69)%	(23,370)	(115)%
Discontinued operations:
Income (loss) from discontinued operations, net of tax	141,694	670%	(2,663)	(13)%
Net income (loss)	127,068	601%	(26,033)	(128)%

Revenue

The following table sets forth revenue by product type, presented in dollars and as a percentage of total revenue ($ in thousands):

	Three Months Ended March 31,				Year-over-Year Change
	2026		2025		$	%
Product revenue:
Instruments	$4,470	21%	$6,646	33%	$(2,176)	(33)%
Consumables	10,984	52%	8,135	40%	2,849	35%
Total product revenue	15,454	73%	14,781	73%	673	5%
Services and other revenue	5,692	27%	5,441	27%	251	5%
Total revenue	$21,146	100%	$20,222	100%	$924	5%

For the three months ended March 31, 2026, total revenue increased by $0.9 million, or 5%, compared to the prior year period, driven primarily by higher consumables revenue. These increases were partially offset by a decline in instruments revenue. The decline in instruments revenue reflects continued macroeconomic pressures on customer spending, including budgetary limitations and constrained funding environments that have impacted purchase timing and deal closure rates.

Cost of Revenue and Gross Profit

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2026	2025	$	%
Cost of product revenue	$7,706	$6,431	$1,275	20%
Cost of service revenue	2,132	2,742	(610)	(22)%
Total cost of revenue	$9,838	$9,173	$665	7%
Gross profit	$11,308	$11,049	$259	2%
Gross margin	53.5%	54.6%	N/A	(1)%

For the three months ended March 31, 2026, gross profit increased by $0.3 million, or 2%, compared to the prior year period, primarily due to our revenue growth.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended March 31,		Year-over-Year Change
	2026	2025	$	%
Research and development	$2,117	$5,440	$(3,323)	(61)%
Selling, general and administrative	18,607	29,824	(11,217)	(38)%
Restructuring and related charges	3,080	1,552	1,528	98%
Transaction and integration expenses	—	1,203	(1,203)	(100)%
Total operating expenses	$23,804	$38,019	$(14,215)	(37)%

Research and Development

For the three months ended March 31, 2026, R&D expense decreased by $3.3 million, or 61%, compared to the prior year period. The reduction in R&D expense was primarily driven by a decrease in personnel-related costs due to restructuring activities undertaken during 2025.

Selling, General and Administrative

For the three months ended March 31, 2026, SG&A expense decreased by $11.2 million, or 38%, compared to the prior year period. The reduction in SG&A expense was primarily driven by a decrease in personnel-related costs due to restructuring activities undertaken during 2025.

Restructuring and Related Charges

Restructuring and related charges for the three months ended March 31, 2026 increased by $1.5 million, or 98%, compared to the prior year period. The increase was primarily driven by a $0.9 million increase in facilities-related charges associated with the Company's former South San Francisco office, which was vacated in connection with the consolidation of the Company's R&D function into its Singapore facility in 2025. The increase was further driven by $0.9 million of additional severance and related benefits associated with workforce reductions initiated in the prior year, partially offset by lower severance costs from current-period workforce reductions.

Transaction and Integration Expenses

Transaction and integration expenses for the three months ended March 31, 2026 decreased by $1.2 million, or 100%, compared to the prior year period. The costs incurred during the three months ended March 31, 2025 were primarily related to integration efforts which were completed during 2025.

Interest Income, net

Interest income increased by $0.6 million, or 20%, during the three months ended March 31, 2026 compared to the prior year period. The increase was primarily attributable to higher money market fund and investment balances resulting from cash proceeds received in connection with the sale of the SomaScan Business.

Other (Expense) Income, net

Other (expense) income, net decreased by $6.2 million for the three months ended March 31, 2026 compared to the prior year period. The decrease was primarily driven by unrealized losses of $3.5 million on our equity investments during the current period. The prior year period also included a $3.4 million gain from the remeasurement of a contingent consideration liability, with no comparable remeasurement activity during the three months ended March 31, 2026.

Income (loss) from discontinued operations

Income (loss) from discontinued operations increased by $144.4 million for the three months ended March 31, 2026, compared to the corresponding period in 2025. The increase was primarily driven by the gain on the sale of the SomaScan Business of $172.3 million, which was partially offset by $39.2 million of tax expense associated with the gain.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,133.5 million as of March 31, 2026. To date, we have funded our operating losses primarily through acquisitions, divestitures, equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through acquisitions, divestitures, equity offerings, or issuances of debt instruments.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and investments. Our collective balances of cash, cash equivalents and investments were $526.5 million and $213.3 million at March 31, 2026 and December 31, 2025, respectively.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital have historically included debt and operating leases. Our operating lease arrangements require cash repayment, and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. However, as of March 31, 2026, we have repaid the majority of our traditional debt obligations and no longer maintain access to credit facilities. Accordingly, our ongoing sources of capital are primarily limited to equity and cash generated from operations.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flow summary:
Net cash used in operating activities	$(46,597)	$(30,283)
Net cash provided by investing activities	191,090	14,625
Net cash used in financing activities	(40)	(46)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	115	357
Net increase (decrease) in cash, cash equivalents and restricted cash	$144,568	$(15,347)

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

In the three months ended March 31, 2026, we used $15.0 million of net proceeds from the sales and maturities of investments to help fund $46.6 million of net cash used in operating activities. In the three months ended March 31, 2025, we used $52.0 million of net proceeds from the sales and maturities of investments to help fund $30.3 million of net cash used in operating activities.

Operating Activities

Net cash used in operating activities increased by $16.3 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by $12.1 million of higher transaction and restructuring cost payments and a $10.1 million increase in bonus payments. These increases were partially offset by lower cash payments for ongoing operating expenses, reflecting the impact of our cost reduction initiatives.

Investing Activities

Net cash provided by investing activities was $191.1 million for the three months ended March 31, 2026, compared to $14.6 million for the same period in 2025. The increase was primarily attributable to $363.2 million of cash consideration received in connection with the sale of the SomaScan Business, partially offset by $185.7 million of purchases of marketable debt securities funded with a portion of the sale proceeds.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three months ended March 31, 2026, we recognized $1.7 million of foreign currency exchange losses due to changes in foreign currency exchange rates. For the three months ended March 31, 2025, we recognized $0.6 million of foreign currency exchange gains due to changes in currency exchange rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to certain legal proceedings is included in Note 5 to our accompanying financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 8 to our financial statements appearing in our Annual Report on Form 10-K.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in this Item 1A, as well as those risk factors discussed in Part I Item 1A “Risk Factors” in our Annual Report which could materially affect our business, financial condition or results of operations. The risks below and the risks in our Annual Report are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.

We could fail to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”), which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

Nasdaq has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On April 20, 2026, we received a written notice from Nasdaq notifying us that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until October 19, 2026 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. There can be no assurance that we will be able to regain compliance with the bid price requirement within the 180-calendar day compliance period provided by Nasdaq rules or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized the 2024 Share Repurchase Program pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of March 31, 2026, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not purchase any shares of common stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

STANDARD BIOTOOLS INC.

Dated: May 6, 2026	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 6, 2026	By:	/s/ Alex Kim
Alex Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)