Form 10-Q
period 2026-06-30
STANDARD BIOTOOLS INC.
filed 2026-08-05
CIK 1162194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 392,578,808 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, timing of shipments, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, existing and potential future National Institutes of Health funding pressures, the effect from existing and potential future U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses, and discontinuing certain product lines), our expectations regarding the benefits and integration of acquired businesses and/or products, the transaction with Illumina, Inc. (“Illumina”), including the financial impact of the transaction, potential earnout payments and royalty streams, potential integration, and restructuring and transition-related disruption from the transaction, the transaction with Treeline Biosciences, Inc., including the expected timing of the closing, the potential benefits of the transaction, the expected post-closing ownership of the combined company, as well as any assumptions underlying any of the foregoing, and the inability to maintain the listing of our common stock on The Nasdaq Stock Market LLC. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$270,026	$120,863
Short-term investments	206,693	66,712
Accounts receivable, net	15,747	13,431
Inventory	17,103	19,981
Prepaid expenses and other current assets	7,298	4,871
Current assets held for sale	—	228,406
Total current assets	516,867	454,264
Property and equipment, net	15,300	19,275
Operating lease right-of-use asset, net	24,246	26,732
Other non-current assets	3,261	3,154
Long-term investments	67,280	25,701
Deferred tax asset, non-current	264	38,628
Total assets	$627,218	$567,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,554	$5,407
Accrued liabilities	29,608	29,783
Operating lease liabilities, current	5,621	5,490
Deferred revenue, current	9,144	38,949
Deferred grant income, current	2,875	3,046
Current liabilities held for sale	—	25,633
Total current liabilities	56,802	108,308
Convertible notes, non-current	299	299
Deferred tax liability	823	810
Operating lease liabilities, non-current	22,167	25,038
Deferred revenue, non-current	3,146	3,503
Deferred grant income, non-current	2,896	4,290
Other non-current liabilities	1,114	1,215
Total liabilities	87,247	143,463
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value, 600,000 shares authorized at June 30, 2026 and December 31, 2025; 410,701 and 404,961 shares issued at June 30, 2026 and December 31, 2025, respectively; 392,121 and 386,381 shares outstanding at June 30, 2026 and December 31, 2025, respectively	410	404
Additional paid-in capital	1,745,082	1,732,393
Accumulated other comprehensive income (loss)	1,183	(1,492)
Accumulated deficit	(1,160,237)	(1,260,547)
Treasury stock at cost: 18,580 shares at June 30, 2026 and December 31, 2025	(46,467)	(46,467)
Total stockholders’ equity	539,971	424,291
Total liabilities and stockholders’ equity	$627,218	$567,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$14,515	$15,673	$29,969	$30,454
Services and other revenue	5,589	6,089	11,281	11,530
Total revenue	20,104	21,762	41,250	41,984
Cost of revenue:
Cost of product revenue	6,797	7,608	14,503	14,039
Cost of services and other revenue	2,772	3,526	4,904	6,268
Total cost of revenue	9,569	11,134	19,407	20,307
Gross profit	10,535	10,628	21,843	21,677
Operating expenses:
Research and development	1,976	6,222	4,093	11,662
Selling, general and administrative	16,388	28,105	34,995	57,929
Restructuring and related charges	2,812	1,727	5,892	3,279
Transaction and integration expenses	14,747	271	14,747	1,474
Total operating expenses	35,923	36,325	59,727	74,344
Loss from continuing operations	(25,388)	(25,697)	(37,884)	(52,667)
Interest income, net	4,611	2,452	8,122	5,366
Other (expense) income, net	(658)	4,963	(6,288)	5,530
Loss from continuing operations before income taxes	(21,435)	(18,282)	(36,050)	(41,771)
Income tax (expense) benefit	(90)	609	(101)	728
Net loss from continuing operations	(21,525)	(17,673)	(36,151)	(41,043)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(5,233)	(15,786)	136,461	(18,449)
Net (loss) income	$(26,758)	$(33,459)	$100,310	$(59,492)
Net loss per share from continuing operations, basic and diluted	$(0.06)	$(0.05)	$(0.09)	$(0.11)
Net (loss) income per share from discontinued operations, basic and diluted	$(0.01)	$(0.04)	$0.35	$(0.05)
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.09)	$0.26	$(0.16)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	390,881	380,498	389,549	379,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(26,758)	$(33,459)	$100,310	$(59,492)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,065	(3,045)	3,399	(2,975)
Net change in unrealized loss on investments	(371)	(52)	(724)	(178)
Other comprehensive income (loss), net of tax	1,694	(3,097)	2,675	(3,153)
Comprehensive (loss) income	$(25,064)	$(36,556)	$102,985	$(62,645)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2025	404,961	$404	$1,732,393	$(1,492)	$(1,260,547)	(18,580)	$(46,467)	$424,291
Issuance of restricted stock, net of shares withheld for taxes, and other	3,694	4	(123)	—	—	—	—	(119)
Exercise of stock options	67	—	78	—	—	—	—	78
Stock-based compensation expense	—	—	8,824	—	—	—	—	8,824
Net income	—	—	—	—	127,068	—	—	127,068
Other comprehensive income, net of tax	—	—	—	981	—	—	—	981
Balance as of March 31, 2026	408,722	$408	$1,741,172	$(511)	$(1,133,479)	(18,580)	$(46,467)	$561,123
Issuance of restricted stock, net of shares withheld for taxes, and other	1,857	2	(259)	—	—	—	—	(257)
Issuance of common stock under ESPP	122	—	119	—	—	—	—	119
Stock-based compensation expense	—	—	4,050	—	—	—	—	4,050
Net loss	—	—	—	—	(26,758)	—	—	(26,758)
Other comprehensive income, net of tax	—	—	—	1,694	—	—	—	1,694
Balance as of June 30, 2026	410,701	$410	$1,745,082	$1,183	$(1,160,237)	(18,580)	$(46,467)	$539,971

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	1,557	1	(48)	—	—	—	—	(47)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Net loss	—	—	—	—	(26,033)	—	—	(26,033)
Other comprehensive income, net of tax	—	—	—	(56)	—	—	—	(56)
Balance as of March 31, 2025	397,667	$397	$1,711,180	$1,169	$(1,211,684)	(18,580)	$(46,467)	$454,595
Issuance of restricted stock, net of shares withheld for taxes, and other	2,247	2	(201)	—	—	—	—	(199)
Issuance of common stock under ESPP	359	1	307	—	—	—	—	308
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,387	—	—	—	—	6,387
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(33,459)	—	—	(33,459)
Other comprehensive income, net of tax	—	—	—	(3,097)	—	—	—	(3,097)
Balance as of June 30, 2025	400,273	$400	$1,717,673	$(1,928)	$(1,245,143)	(18,580)	$(46,467)	$424,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$100,310	$(59,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business	(172,289)	—
Indemnification-related loss	4,212	—
Stock-based compensation expense	12,874	15,396
Amortization of acquired intangible assets	—	1,715
Depreciation and amortization	2,681	6,450
Accretion of discount on investments, net	(1,839)	(1,571)
Realized gain on equity investments	(1,187)	—
Unrealized loss on equity investments	2,542	—
Non-cash lease expense	2,600	2,865
Provision for excess and obsolete inventory	1,770	1,360
Change in fair value of warrants	—	(232)
Change in fair value of contingent consideration	—	(3,400)
Other non-cash items	46	477
Changes in assets and liabilities:
Accounts receivable, net	(610)	(2,297)
Inventory	3,184	(8,548)
Prepaid expenses and other assets	(2,633)	(1,559)
Deferred tax asset, non-current	38,364	384
Accounts payable	441	838
Accrued liabilities	(14,140)	1,485
Deferred revenue	(30,394)	(1,900)
Operating lease liabilities	(2,834)	(3,065)
Other liabilities	(6)	143
Net cash used in operating activities	(56,908)	(50,951)
Investing activities
Cash received for sale of business	388,214	—
Purchases of short-term investments	(127,208)	(50,929)
Purchases of long-term investments	(109,845)	—
Purchases of marketable equity securities	(839)	—
Proceeds from sales of equity investments	3,090	—
Proceeds from sales and maturities of investments	53,000	100,000
Purchases of property and equipment	(914)	(6,941)
Net cash provided by investing activities	205,498	42,130
Financing activities
Proceeds from ESPP stock issuance	120	308
Payments for taxes related to net share settlement of equity awards and other	(376)	(246)
Proceeds from exercise of stock options	78	—
Net cash (used in) provided by financing activities	(178)	62
Effect of foreign exchange rate fluctuations on cash and cash equivalents	409	1,145
Net increase (decrease) in cash, cash equivalents and restricted cash	148,821	(7,614)
Cash, cash equivalents and restricted cash at beginning of period	123,296	168,818
Cash, cash equivalents and restricted cash at end of period	$272,117	$161,204

Supplemental disclosures of cash flow information
Cash paid for interest	4	10
Cash (refunded) paid for income taxes	(9)	20
Purchases of property and equipment included in accounts payable	—	183
Non-cash right-of-use assets and lease liabilities	8,210	146
Asset retirement obligations	818	660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from the Company's audited annual financial statements included in the Annual Report but does not contain all of the footnote disclosures from the annual financial statements.

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

On June 22, 2025, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Illumina. Pursuant to the terms of the Purchase Agreement, Illumina acquired all of the equity interests of SomaLogic, Inc. ("SomaLogic"), Sengenics Corporation LLC and Sengenics Corporation Pte Ltd (collectively, the "Disposed Entities"), each a wholly owned subsidiary of the Company that operated the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the "SomaScan Business") (such transaction, the "Transaction"). The Transaction does not include the Company's mass cytometry and microfluidics businesses, which were retained by the Company. The Transaction closed on January 30, 2026. See Note 3, Discontinued Operations, for additional information.

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

The Company determined that the SomaScan Business met the held-for-sale and discontinued operations accounting criteria in the second quarter of 2025. The Company completed the sale of the SomaScan Business on January 30, 2026. Accordingly, the Company has classified the results of the SomaScan Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. The assets and liabilities of the SomaScan Business were classified as held-for-sale in the condensed consolidated balance sheet as of December 31, 2025. Upon closing of the Transaction on January 30, 2026, the Company derecognized all assets and liabilities of the SomaScan Business and recognized a pre-tax gain on sale of $172.3 million, which is reflected in income from discontinued operations, net of tax, in the condensed consolidated statements of operations for the six months ended June 30, 2026. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company's continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to the SomaScan Business, refer to Note 3, Discontinued Operations.

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

The segment information presented reflects the Company's continuing operations and excludes discontinued operations. See Note 12, Segment Reporting, for more information on the reportable segment.

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

2. Merger Agreement

On June 6, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Treeline Biosciences, Inc. ("Treeline") and Siri Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), pursuant to which the Company and Treeline will combine in an all-stock merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Treeline, with Treeline surviving as a wholly owned subsidiary of the Company (the "Merger"). At the effective time of the Merger, the Company will be renamed Treeline Biosciences Holdings, Inc. and will effect a reverse stock split of its outstanding common stock, if not effected prior to the effective time as permitted by the Merger Agreement.

At the effective time of the Merger, each outstanding share of Treeline capital stock will be converted into the right to receive shares of the Company's common stock based on an exchange ratio calculated in accordance with the Merger Agreement. Following the closing, the Company's existing stockholders are expected to hold approximately 16% of the combined company on a fully diluted basis, and former Treeline stockholders are expected to hold approximately 84%, subject to adjustment in accordance with the Merger Agreement. In accordance with the Merger Agreement, the board of directors of the combined company following the Merger is expected to consist of 10 directors nominated by Treeline and two directors nominated by the Company, and Treeline’s management team will become the management team of the combined company.

The Merger is expected to be accounted for as a reverse recapitalization, with Treeline treated as the accounting acquirer. This determination is preliminary and subject to the final terms of the Merger and the completion of the disposition of the Company's mass cytometry and microfluidics businesses.

Prior to the effective time of the Merger, the Company expects to declare a dividend to its stockholders of one contingent value right ("CVR") for each outstanding share of the Company's common stock. Each CVR will entitle the holder to receive, for each 12-month payment period during the five-year term of the CVR agreement, a pro rata portion of the net proceeds received by the combined company from specified sources, less certain permitted deductions, including proceeds from the sale, disposition, or other monetization of the Company's mass cytometry and microfluidics businesses; proceeds from convertible notes or other investments held by the Company as of the closing date; contingent payments due to the Company under contracts in effect as of the closing date; and certain other amounts specified in the CVR agreement. Payments in respect of the CVR will be settled in shares of the combined company's common stock, subject to a maximum of 76.0 million shares issuable under the CVR agreement. There can be no assurance that any payments will be made on the CVR.

Under the Merger Agreement, the Company must use commercially reasonable efforts to effect the sale, license, transfer, disposition, divestiture or other monetization of its mass cytometry and microfluidics businesses. If the Company has not entered into a definitive agreement for the disposition of any portion of these businesses on or before the date the registration statement on Form S-4 filed in connection with the Merger is declared effective, the Company is required to commence mutually agreed wind-down activities with respect to that portion of the business. On July 28, 2026, the Company entered into a Share and Asset Purchase Agreement with Multiplex Bio Inc. under which, subject to the terms and conditions set forth therein, Multiplex Bio will acquire the mass cytometry business of the Company.

Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders of the share issuance and an amendment to the Company's certificate of incorporation, effectiveness of the registration statement on Form S-4, continued listing of the Company's common stock on Nasdaq and approval for listing of the shares issuable in the Merger, and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (such waiting period was terminated early on July 21, 2026). The Merger is expected to close in the second half of 2026. If the Merger is not consummated by March 31, 2027, either party may terminate the Merger Agreement. Upon termination under specified circumstances, the Company may be required to pay Treeline a termination fee of $16.1 million or to reimburse Treeline's transaction expenses up to $5.0 million (with any such expense reimbursement credited against any such termination fee).

3. Discontinued Operations

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

At closing, the Company received net cash consideration of $388.2 million, which included $25.0 million of contingent consideration received based on the achievement of specified revenue thresholds during fiscal year 2025. In addition, the Company is eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026. The Company recognizes contingent earnout consideration when it becomes realizable, and accordingly no amount was recorded as of June 30, 2026. In July 2026, the Company agreed to settle the remaining contingent earnout for $30.0 million in cash. See Note 15, Subsequent Events.

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

In connection with the closing, the Company and Illumina entered into (i) a royalty agreement, pursuant to which the Company is entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to the Company for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays, and (iii) a royalty agreement, pursuant to which the Company was entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates were low- to mid-single digit percentages. The royalty arrangements described in (i) and (iii) were considered to be contingent consideration for the sale of the SomaScan Business. The Company elected to account for this contingent consideration as a gain contingency under ASC 450-30. These agreements were terminated in July 2026. See Note 15, Subsequent Events.

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

The results of operations of the Disposed Entities are reported as discontinued operations for all periods presented. The following tables summarize the financial results of the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue(1)	$—	$20,200	$37,172	$40,773
Costs and expenses
Cost of revenue	—	11,552	4,504	23,432
Selling, general and administrative expenses	—	8,216	6,055	17,099
Research and development	—	5,850	2,881	11,738
Transaction expenses	—	10,507	15,237	10,507
Total operating costs and expenses	—	36,125	28,677	62,776
Operating income (loss)	—	(15,925)	8,495	(22,003)
Other income, net	—	14	131	3,397
Gain on sale of business	—	—	172,289	—
Indemnification-related loss(2)	(4,212)	—	(4,212)	—
(Loss) income from discontinued operations before income taxes	(4,212)	(15,911)	176,703	(18,606)
Income tax benefit (expense)	(1,021)	125	(40,242)	157
(Loss) income from discontinued operations, net of tax	$(5,233)	$(15,786)	$136,461	$(18,449)

(1)
During the six months ended June 30, 2026, the Company recognized revenue of $29.8 million related to the transaction price under the Collaboration Agreement with Illumina, which primarily reflects the release of the deferred revenue balance previously established under the Collaboration Agreement upon the sale of the SomaScan Business. The Company has classified the $29.8 million within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Out of the $29.8 million recognized, $0.6 million reflects Illumina’s exercise of its material right to be provided with SOMAmer reagents for commercialization of the co-branded kits.
(2)
In connection with the sale of SomaLogic to Illumina, the Company agreed to indemnify Illumina for certain litigation matters. The Company recorded a liability of $3.3 million as of the closing date, which remained unchanged as of March 31, 2026. During the three months ended June 30, 2026, the Company recorded an additional charge of $4.2 million related to the litigation matters, which were settled in July 2026.

Details of non-cash operating expenses and capital expenditures of the discontinued operations are as follows:

	Six Months Ended June 30,
	2026	2025
Depreciation and amortization	$—	$2,356
Amortization of acquired intangible assets	—	1,715
Capital expenditures	—	1,644
Stock-based compensation expense	3,823	1,975
Non-cash lease expense	124	649

4. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three and six months ended June 30, 2026 and 2025 based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue:
Instruments	$5,130	$5,215	$9,600	$11,861
Consumables	9,385	10,458	20,369	18,593
Total product revenue	14,515	15,673	29,969	30,454
Services and other revenue	5,589	6,089	11,281	11,530
Total revenue	$20,104	$21,762	$41,250	$41,984

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$7,646	$8,689	$15,394	$15,756
Europe, Middle East and Africa (EMEA)	8,623	9,128	17,985	18,024
Asia-Pacific	3,835	3,945	7,871	8,204
Total revenue	$20,104	$21,762	$41,250	$41,984

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

Amount
Deferred revenue at December 31, 2025	$42,452
Recognition of revenue from beginning deferred revenue balances	(5,671)
Recognition of revenue attributed to discontinued operations(1)	(29,285)
Revenue deferred during the period, net of revenue recognized	4,794
Deferred revenue at June 30, 2026	$12,290

(1)
Deferred revenue related to the Collaboration Agreement with Illumina was fully recognized upon the sale of the Disposed Entities. The Company has classified this revenue within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Please see Note 3, Discontinued Operations, for more information.

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of June 30, 2026 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2026 remainder of the year	$6,328
2027	5,710
2028	2,887
Thereafter	2,179
Total	$17,104

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

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$270,026	$120,863
Restricted cash	2,091	2,433
Total cash, cash equivalents and restricted cash	$272,117	$123,296

Restricted cash of $2.1 million and $2.4 million is included in other non-current assets on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade receivables	$15,973	$13,715
Less: allowance for expected credit losses	(226)	(284)
Accounts receivable, net	$15,747	$13,431

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$8,031	$8,631
Work-in-process	322	253
Finished goods	8,750	11,097
Total inventory	$17,103	$19,981

The Company recorded charges for excess and obsolete inventory of $1.8 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory and manufacturing equipment	$34,230	$35,383
Leasehold improvements	13,783	14,050
Computer equipment	2,741	2,303
Internal-use software	13,096	13,118
Office furniture and fixtures	1,625	1,683
Property and equipment, gross	65,475	66,537
Less: accumulated depreciation and amortization	(50,735)	(48,162)
Construction-in-progress	560	900
Property and equipment, net	$15,300	$19,275

Depreciation and amortization expense related to property and equipment was $2.7 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued legal fees	$8,219	$3,513
Accrued litigation settlement indemnification (1)	7,500	—
Accrued compensation and related benefits	6,025	18,146
Uninvoiced receipts	1,713	941
Accrued restructuring	459	2,916
Accrued warranties	497	683
Accrued taxes	3,031	2,133
Other	2,164	1,451
Accrued liabilities	$29,608	$29,783
(1)
Represents the Company’s indemnification obligation to Illumina related to the litigation described in Note 6, Commitments and Contingencies. The Company paid this amount in July 2026.

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

Legal Proceedings

SomaLogic Stockholder Litigation

In December 2023, a complaint was filed in the Delaware Court of Chancery against the Company, Casdin Capital, LLC, SomaLogic, and the directors of SomaLogic alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the business combination between SomaLogic and the Company, which was denied by the Court in January 2024. An amended complaint was filed in June 2024, containing primarily the same allegations, while removing the Company, SomaLogic and some of the SomaLogic director defendants as parties to the litigation. The remaining defendants filed motions to dismiss in July 2024. In August 2025, the Court issued a bench decision denying the defendants’ motions to dismiss. The defendants filed answers and affirmative defenses to the amended complaint in October 2025. The Court scheduled a three-day bench trial commencing in March 2027.

The Company is no longer a party to this litigation, and the Company does not expect this matter to have a material effect on its financial statements.

Palamedrix Litigation

In March 2024, counsel for Shareholder Representative Services LLC (“SRS”), acting as the representative of the securityholders of Palamedrix, Inc. (“Palamedrix”), sent SomaLogic a letter alleging breaches of the Palamedrix Merger Agreement, dated July 25, 2022, relating to milestone payments. SomaLogic disputed these allegations and issued SRS with a Milestone Abandonment Notice. In July 2025, SRS filed suit against SomaLogic in the Court (the “SRS Chancery Action”), asserting that SomaLogic breached the Palamedrix Merger Agreement, pursuant to which Palamedrix was merged into SomaLogic, by failing to continue investing in the development of certain Palamedrix technology. SRS claims that, had the technology been successfully developed and commercialized, SomaLogic would have been required to pay up to $17.5 million in three sales-based milestone payments. In August 2025, SomaLogic moved to compel arbitration and/or dismiss the SRS Chancery Action in favor of the dispute resolution procedure for milestone disputes specified in the Palamedrix Merger Agreement. The Court denied the motion, and the matter continued in the Court.

In July 2026, the parties reached an agreement fully resolving the matter. See Note 15, Subsequent Events.

General

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

7. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of June 30, 2026 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$251,404	$251,404	$—	$—
Short-term investments—U.S. treasury securities	204,047	—	204,047	—
Short-term investments—equity securities	2,646	2,646	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	62,280	—	62,280	—
Total assets measured at fair value	$525,377	$254,050	$266,327	$5,000

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$77,615	$77,615	$—	$—
Short-term investments—U.S. treasury securities	60,457	—	60,457	—
Short-term investments—equity securities	6,255	6,255	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	20,701	—	20,701	—
Total assets measured at fair value	$170,028	$83,870	$81,158	$5,000

There were no transfers within the hierarchy and no changes in the valuation techniques used during the six months ended June 30, 2026.

The following table summarizes available-for-sale securities (in thousands):

			As of June 30, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$251,404	$—	$—	$251,404
Short-term investments—U.S. treasury securities	1 or less	204,496	1	(450)	204,047
Short-term investments—equity securities	1 or less	4,605	—	(1,959)	2,646
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	62,446	—	(166)	62,280
Total assets measured at fair value		$527,951	$1	$(2,575)	$525,377

			As of December 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$77,610	$5	$—	$77,615
Short-term investments—U.S. treasury securities	1 or less	60,360	97	—	60,457
Short-term investments—equity securities	1 or less	6,857	17	(619)	6,255
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	20,689	12	—	20,701
Total assets measured at fair value:		$170,516	$131	$(619)	$170,028

As of June 30, 2026, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell its investments in U.S. treasury securities, and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

8. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Board of Directors authorized the repurchase of up to $50.0 million of shares of the Company’s common stock through March 1, 2026. The program expired on March 1, 2026, and no shares were repurchased during the six months ended June 30, 2026. Over the life of the program, the Company repurchased 15,448,533 shares for an aggregate of $40.5 million.

Common Shares Reserved

As of June 30, 2026, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,795	126	1,090
2011 Equity Incentive Plan	15,904	18,984	22,722
2017 Inducement Award Plan	—	—	61
2017 Employee Stock Purchase Plan	—	—	1,543
SomaLogic Plans	10,450	26	—
Total common stock reserved for future issuance	33,149	19,136	25,416

9. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in the Annual Report. On June 17, 2026, the Company's stockholders approved the 2026 Equity Incentive Plan (the "2026 Plan"), which permits the grant of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company's eligible employees, directors and non-employee consultants. The maximum number of shares authorized for issuance under the 2026 Plan is 24,835,928 shares, plus up to 34,476,543 additional shares subject to awards outstanding under the Company's Amended and Restated 2011 Equity Incentive Plan that are forfeited, expire or are cancelled on or after June 17, 2026. Stock options and stock appreciation rights are granted with an exercise price of no less than the fair market value of the Company's common stock on the date of grant and have a maximum term of ten years. No awards had been granted under the 2026 Plan as of June 30, 2026.

The Company's stockholders also approved an amendment to the Company's Amended and Restated 2017 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 1,200,000 shares.

Stock-based compensation expense is reported in the Company's condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenue	$319	$275	$743	$386
Cost of services and other revenue	134	127	251	258
Research and development expense	189	481	351	820
Selling, general and administrative expense	3,408	4,489	7,706	11,957
Total stock-based compensation expense	$4,050	$5,372	$9,051	$13,421

Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.

The following table summarizes our award activity for stock options and RSUs for the six months ended June 30, 2026 (in thousands):

	Stock Options	RSUs
Outstanding at December 31, 2025	32,547	19,478
Granted	6,111	6,736
Exercised or issued	(67)	(5,915)
Forfeited	(5,442)	(1,163)
Outstanding at June 30, 2026	33,149	19,136

10. Net Loss Per Share

The following potentially dilutive common shares were excluded from the computations of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2026	2025
RSUs, PSUs, stock options, restricted shares and ESPP shares	52,285	53,814
2014 Notes	5	5
Warrants	11,692	11,692
Total	63,982	65,511

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

The Company recorded income tax expense of $0.1 million and an income tax benefit of $0.6 million in the three months ended June 30, 2026 and 2025, respectively. The Company recorded income tax expense of $0.1 million and an income tax benefit of $0.7 million during the six months ended June 30, 2026 and 2025, respectively. The increase in the Company's tax expense reflects higher minimum tax expense for the various States that the Company operates in, as well as the effect of the Company's foreign operations, which reported higher pre-tax income in the first six months of 2026 compared to the same period in 2025.

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

12. Segment Reporting

As of June 30, 2026, the Company has one operating and reportable segment. The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net income/loss from continuing operations.

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

•
Depreciation and amortization expense, which is separately presented on the condensed consolidated statements of cash flows
•
Change in fair value of contingent consideration, which is separately presented on the condensed consolidated statements of cash flows
•
Interest income, net, which are separately presented on the condensed consolidated statements of operations

See Note 4, Revenue and Geographic Area, for the Company's revenue by geography.

13. Restructuring and Related Charges

The following table summarizes the change in the Company’s restructuring and other related liabilities for the six months ended June 30, 2026 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2025	$2,916	$—	$—	$2,916
Restructuring and related charges	1,847	3,345	700	5,892
Cash payments	(4,304)	(3,345)	(700)	(8,349)
Balance at June 30, 2026	$459	$—	$—	$459

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

14. Related Parties

Convertible Loan Notes

In December 2025, the Company invested $5.0 million in unsecured convertible loan notes issued by a privately-held life sciences company. The notes bear interest at 8% per annum, mature in December 2027, and are subordinated to the issuer's senior indebtedness. The notes automatically convert into equity upon a qualified financing of at least $20 million or an initial public offering with gross proceeds of at least $100 million, in each case at a 20% discount to the applicable offering price. At maturity, any outstanding principal and accrued interest automatically convert into preferred shares at a conversion price based on a valuation cap of eight times the issuer's trailing 12-month revenue. The Company invested in the notes alongside a fund associated with Eli Casdin, a member of the Company’s board of directors and the Founder and Chief Investment Officer of Casdin Capital, LLC, a major stockholder of the Company.

Merger Agreement with Treeline

As described in Note 2, on June 6, 2026, the Company entered into the Merger Agreement with Treeline. Entities affiliated with Casdin Capital, LLC beneficially own approximately 23% of the Company's outstanding common stock, and Eli Casdin, the Founder and Chief Investment Officer of Casdin Capital, is a member of the Company's board of directors. Entities affiliated with Casdin Capital are also equity investors in Treeline, owning approximately 5% of Treeline's outstanding capital stock, and would receive shares of the Company's common stock in the Merger in exchange for their Treeline capital stock on the same terms as other Treeline stockholders.

15. Subsequent Events

Indemnification Payment

On July 21, 2026, the Company made a payment to Illumina in satisfaction of the indemnification obligation related to the Palamedrix matter that was accrued as of June 30, 2026, which is now settled. See Note 6, Commitments and Contingencies.

Termination of Earnout and Royalty and License Agreements

On July 24, 2026, the Company entered into a Termination, Waiver and Release Agreement with Illumina, pursuant to which the Company received a payment of approximately $30.0 million in cash from Illumina in exchange for waiving its right to the 2026 earnout under the Stock Purchase Agreement dated June 22, 2025, and terminating the related royalty and license agreements entered into at the closing of the sale of the SomaScan Business. See Note 3, Discontinued Operations. The Company expects to recognize a gain of approximately $30.0 million during the third quarter of 2026.

Sale of Mass Cytometry Business

On July 28, 2026, the Company entered into a Share and Asset Purchase Agreement with Multiplex Bio Inc. ("Multiplex Bio"), pursuant to which Multiplex Bio will acquire the Company's mass cytometry business. Total consideration is up to $10.0 million, consisting of $5.0 million payable at closing through the issuance of a promissory note bearing interest at 6% per annum and maturing on the fifth anniversary of the closing, and up to an additional $5.0 million payable if Multiplex Bio consummates a qualifying sale transaction above a specified threshold within ten years of the closing. The Company will not receive cash consideration at closing. If Multiplex Bio is unable to obtain a working capital loan facility prior to closing, the Company is required to provide Multiplex Bio a working capital loan at closing of up to $10.0 million.

Consummation of the transaction is subject to customary closing conditions, including approval by the Company's stockholders and consummation of the Merger described in Note 2, Merger Agreement. The transaction did not meet the criteria to be classified as held for sale as of June 30, 2026. The Company may recognize a loss on the sale upon closing; an estimate of such loss, if any, cannot currently be made, as it will depend on the carrying value of the net assets transferred at closing, the fair value of the consideration received, and transaction costs.

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

Recent Developments

Merger Agreement

On June 6, 2026, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Treeline Biosciences, Inc. ("Treeline") and Siri Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), pursuant to which we and Treeline will combine in an all-stock merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Treeline, with Treeline surviving as our wholly owned subsidiary (the "Merger") and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). At the effective time of the Merger (the “Effective Time”), we will be renamed Treeline Biosciences Holdings, Inc. and will effect a reverse stock split of our outstanding common stock, if not effected prior to the Effective Timeas permitted by the Merger Agreement.

At the Effective Time, each outstanding share of Treeline capital stock will be converted into the right to receive shares of our common stock based on an exchange ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”). The Exchange Ratio is based on the relative capitalization of Treeline and Standard BioTools and assumes an equity value for Treeline of $2.5 billion and an equity value for Standard BioTools of $460 million. Following the closing (the “Closing”), our existing stockholders are expected to hold approximately 16% of the combined company on a fully diluted basis, and former Treeline stockholders are expected to hold approximately 84%, subject to adjustment in accordance with the Merger Agreement.

Prior to the Effective Time, we expect to declare a dividend to our stockholders of one contingent value right (“CVR”) for each outstanding share of our common stock. Each CVR will entitle the holder to receive, for each 12-month payment period during the five-year term of the CVR agreement (the “CVR Agreement”, a pro rata portion of the net proceeds received by the combined company from specified sources, less certain permitted deductions, including proceeds from the sale, disposition, or other monetization of our mass cytometry and microfluidics businesses (the “Legacy Business”); proceeds from convertible notes or other investments held by us as of the closing date (the “Closing Date”); contingent payments due to us under contracts in effect as of the

Closing Date, including the contingent consideration from Illumina described in Note 3 to our accompanying financial statements appearing elsewhere in this Quarterly Report on Form 10-Q; and certain other amounts specified in the CVR agreement. Payments in respect of the CVRs will be settled in shares of the combined company's common stock, subject to a maximum of 76.0 million shares issuable under the CVR Agreement.

Under the Merger Agreement, we must use commercially reasonable efforts to effect the sale, license, transfer, disposition, divestiture or other monetization of our mass Legacy Business. If we have not entered into a definitive agreement for the disposition of any portion of these businesses on or before the date the registration statement on Form S-4 filed in connection with the Merger is declared effective, we are required to commence mutually agreed wind-down activities with respect to that portion of the business.

Completion of the Merger is subject to customary closing conditions, including approval by our stockholders of the share issuance and an amendment to our certificate of incorporation, effectiveness of the registration statement on Form S-4, continued listing of our common stock on Nasdaq and approval for listing of the shares issuable in the Merger, and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Merger is expected to close in the second half of 2026. If the Merger is not consummated by March 31, 2027, either party may terminate the Merger Agreement. Upon termination under specified circumstances, we may be required to pay Treeline a termination fee of $16.1 million or to reimburse Treeline's transaction expenses up to $5.0 million.

Divestiture

On June 22, 2025, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Illumina, Inc. (“Illumina”) pursuant to which Illumina acquired all of the equity interests of SomaLogic, Inc. (“SomaLogic”), Sengenics Corporation LLC and Sengenics Corporation Pte Ltd (collectively, the “Disposed Entities”), each a wholly owned subsidiary that operated our aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the “SomaScan Business”) (such transaction, the “Transaction”). The Transaction did not include our Legacy Business, which we retained. The Transaction closed on January 30, 2026.

At closing, we received net cash consideration of $388.2 million, which includes $25.0 million of contingent consideration received, that was based on the achievement of specified revenue thresholds during fiscal year 2025. In addition, we are eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026. We will recognize the contingent earnout consideration as it is realized.

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

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenue	$20,104	100%	$21,762	100%	$41,250	100%	$41,984	100%
Cost of revenue	9,569	48%	11,134	51%	19,407	47%	20,307	48%
Gross profit	10,535	52%	10,628	49%	21,843	53%	21,677	52%
Operating expenses:
Research and development	1,976	10%	6,222	29%	4,093	10%	11,662	28%
Selling, general and administrative	16,388	82%	28,105	129%	34,995	85%	57,929	138%
Restructuring and related charges	2,812	14%	1,727	8%	5,892	14%	3,279	8%
Transaction and integration expenses	14,747	73%	271	1%	14,747	36%	1,474	4%
Total operating expenses	35,923	179%	36,325	167%	59,727	145%	74,344	177%
Loss from continuing operations	(25,388)	(126)%	(25,697)	(118)%	(37,884)	(92)%	(52,667)	(125)%
Interest income, net	4,611	23%	2,452	11%	8,122	20%	5,366	13%
Other (expense) income, net	(658)	(3)%	4,963	23%	(6,288)	(15)%	5,530	13%
Loss from continuing operations before income taxes	(21,435)	(107)%	(18,282)	(84)%	(36,050)	(87)%	(41,771)	(99)%
Income tax (expense) benefit	(90)	(0)%	609	3%	(101)	(0)%	728	2%
Net loss from continuing operations	(21,525)	(107)%	(17,673)	(81)%	(36,151)	(88)%	(41,043)	(98)%
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(5,233)	(26)%	(15,786)	(73)%	136,461	331%	(18,449)	(44)%
Net (loss) income	$(26,758)	(133)%	$(33,459)	(154)%	$100,310	243%	$(59,492)	(142)%

Revenue

The following table sets forth revenue by product type, presented in dollars and as a percentage of total revenue ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%	2026	2025	$	%
Product revenue:
Instruments	$5,130	$5,215	$(85)	(2)%	$9,600	$11,861	$(2,261)	(19)%
Consumables	9,385	10,458	(1,073)	(10)%	20,369	18,593	1,776	10%
Total product revenue	14,515	15,673	(1,158)	(7)%	29,969	30,454	(485)	(2)%
Services and other revenue	5,589	6,089	(500)	(8)%	11,281	11,530	(249)	(2)%
Total revenue	$20,104	$21,762	$(1,658)	(8)%	$41,250	$41,984	$(734)	(2)%

For the three months ended June 30, 2026, total revenue decreased $1.7 million, or 8%, compared to the prior year period. The decrease was driven primarily by a $1.1 million, or 10%, decline in consumables revenue and a $0.5 million, or 8%, decline in services and other revenue. Instrument revenue was substantially unchanged compared to the prior year period.

For the six months ended June 30, 2026, total revenue decreased $0.7 million, or 2%, compared to the prior year period. In the first quarter of 2026, total revenue increased $0.9 million, or 5%, compared to the prior year quarter, driven primarily by higher consumables revenue and partially offset by a decline in instrument revenue. In the second quarter of 2026, total revenue decreased $1.7 million, or 8%. First quarter growth therefore offset the majority of the second quarter decline in the year-to-date results.

Cost of Revenue and Gross Profit

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%	2026	2025	$	%
Cost of product revenue	$6,797	$7,608	$(811)	(11)%	$14,503	$14,039	$464	3%
Cost of service revenue	2,772	3,526	(754)	(21)%	4,904	6,268	(1,364)	(22)%
Total cost of revenue	$9,569	$11,134	$(1,565)	(14)%	$19,407	$20,307	$(900)	(4)%
Gross profit	$10,535	$10,628	$(93)	(1)%	$21,843	$21,677	$166	1%
Gross margin	52.4%	48.8%	N/A	3.6%	53.0%	51.6%	N/A	1.4%

For the three months ended June 30, 2026, gross profit decreased $0.1 million, or 1%, compared to the prior year period, primarily due to the decline in our revenue.

For the six months ended June 30, 2026, gross profit increased $0.2 million, or 1%, compared to the prior year period, as lower cost of revenue more than offset the decline in our revenue.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$1,976	$6,222	$(4,246)	(68)%	$4,093	$11,662	$(7,569)	(65)%
Selling, general and administrative	16,388	28,105	(11,717)	(42)%	34,995	57,929	(22,934)	(40)%
Restructuring and related charges	2,812	1,727	1,085	63%	5,892	3,279	2,613	80%
Transaction and integration expenses	14,747	271	14,476	5342%	14,747	1,474	13,273	900%
Total operating expenses	$35,923	$36,325	$(402)	(1)%	$59,727	$74,344	$(14,617)	(20)%

Research and Development

For the three months ended June 30, 2026, R&D expense decreased by $4.2 million, or 68%, compared to the prior year period. The reduction in R&D expense was primarily driven by a decrease in personnel-related costs due to restructuring activities undertaken during 2025.

For the six months ended June 30, 2026, R&D expense decreased $7.6 million, or 65%, compared to the prior year period. The reduction reflects the deferral of long-horizon R&D projects, which reduced material and supply costs as well as consulting fees. Additionally, the current period benefited from restructuring activities completed in 2025, which reduced corporate overhead costs and personnel-related costs.

Selling, General and Administrative

For the three months ended June 30, 2026, SG&A expense decreased by $11.7 million, or 42%, compared to the prior year period. The reduction in SG&A expense was primarily driven by a decrease in personnel-related costs due to restructuring activities undertaken during 2025.

For the six months ended June 30, 2026, SG&A expense decreased by $22.9 million, or 40%, compared to the prior year period. The decrease primarily reflects a $10.3 million reduction in personnel-related costs and a $4.3 million reduction in stock-based compensation expense due to restructuring activities undertaken in 2025. Additionally, marketing and advertising expense declined by $2.4 million, and consulting fees declined by $1.8 million due to an increased focus by management on expense reduction during 2026.

Restructuring and Related Charges

Restructuring and related charges for the three and six months ended June 30, 2026 increased by $1.1 million and $2.6 million, or 63% and 80%, respectively, compared to the prior year periods. The increase was primarily driven by an increase in facilities-related charges associated with our former South San Francisco office, which was vacated in connection with the consolidation of our R&D function into our Singapore facility in 2025.

Transaction and Integration Expenses

Transaction and integration expenses for the three and six months ended June 30, 2026 increased by $14.5 million and $13.3 million, respectively, compared to the prior year periods. The costs incurred were primarily incurred in connection with the Merger Agreement with Treeline.

Interest Income, net

Interest income, net increased by $2.2 million and $2.8 million, or 88% and 51%, during the three and six months ended June 30, 2026 compared to the prior year periods. The increase was primarily attributable to higher money market fund and investment balances resulting from cash proceeds received in connection with the sale of the SomaScan Business.

Other (Expense) Income, net

For the three months ended June 30, 2026, other (expense) income, net decreased by $5.6 million compared to the prior year period. The decrease was primarily driven by $1.5 million of foreign currency exchange losses in the current period compared to $5.0 million of foreign currency exchange gains in the prior year period, partially offset by $1.0 million of unrealized gains on our equity investments.

For the six months ended June 30, 2026, other (expense) income, net decreased by $11.8 million compared to the prior year period. The decrease primarily reflects $4.8 million of foreign currency exchange losses and $1.4 million of net losses on our equity investments, consisting of $2.5 million of unrealized losses partially offset by $1.2 million of realized gains. The prior year period included $1.9 million of foreign currency exchange gains, a $3.4 million gain from the remeasurement of a contingent consideration liability, and a $0.2 million gain from the remeasurement of warrants, with no comparable remeasurement activity during the six months ended June 30, 2026.

Income (loss) from discontinued operations

Loss from discontinued operations decreased by $10.6 million for the three months ended June 30, 2026, compared to the corresponding period in 2025. The decrease occurred because the SomaScan Business was sold in January 2026, and therefore the only discontinued operations activity during the second quarter of 2026 related to $4.2 million of indemnification expense recorded during the period.

Income from discontinued operations increased by $154.9 million for the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase was driven by the gain on sale recorded for the SomaScan Business during 2026.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,160.2 million as of June 30, 2026. To date, we have funded our operating losses primarily through acquisitions, divestitures, equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations and meet debt covenant requirements will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through acquisitions, divestitures, equity offerings, or issuances of debt instruments.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and investments. Our collective balances of cash, cash equivalents and investments were $544.0 million and $213.3 million at June 30, 2026 and December 31, 2025, respectively.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital have historically included debt and operating leases. Our operating lease arrangements require cash repayment, and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. However, as of June 30, 2026, we have repaid the majority of our traditional debt obligations and no longer maintain access to credit facilities. Accordingly, our ongoing sources of capital are primarily limited to equity and cash generated from operations.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flow summary:
Net cash used in operating activities	$(56,908)	$(50,951)
Net cash provided by investing activities	205,498	42,130
Net cash used in financing activities	(178)	62
Effect of foreign exchange rate fluctuations on cash and cash equivalents	409	1,145
Net (decrease) increase in cash, cash equivalents and restricted cash	$148,821	$(7,614)

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

In the six months ended June 30, 2026, we used $56.0 million of proceeds from the sale of the SomaScan Business to help fund $56.9 million of net cash used in operating activities. In the six months ended June 30, 2025, we used $49.1 million of net proceeds from the sales and maturities of investments to help fund $51.0 million of net cash used in operating activities.

Operating Activities

Net cash used in operating activities increased by $6.0 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was attributable to the first quarter of 2026, during which net cash used in operating activities increased $16.3 million compared to the prior year quarter, primarily reflecting $12.1 million of higher transaction and restructuring cost payments and a $10.1 million increase in bonus payments. In the second quarter of 2026, net cash used in operating activities decreased approximately $10.3 million compared to the prior year quarter, reflecting lower cash payments for ongoing operating expenses as a result of our cost reduction initiatives.

Investing Activities

Net cash provided by investing activities was $205.5 million for the six months ended June 30, 2026, compared to $42.1 million for the same period in 2025. The increase was primarily attributable to $388.2 million of cash consideration received in connection with the sale of the SomaScan Business, partially offset by $181.8 million of net purchases of investments funded with a portion of the sale proceeds.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, lease liabilities and income tax liabilities (assets). Refer to Item 7 in our Annual Report for additional information regarding our critical accounting policies and estimates to which there have been no changes from those described in the Annual Report.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the six months ended June 30, 2026, we recognized $4.8 million of foreign currency exchange losses due to changes in foreign currency exchange rates. For the six months ended June 30, 2025, we recognized [$1.9 million] of foreign currency exchange gains due to changes in currency exchange rates.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows in the last two years. If global inflation trends continue, we expect appreciable increases in labor and other operating costs.

Capital Market Risk

We generate our revenue from the sale of products and services and from collaborative arrangements, license agreements, grants, and royalties, but we may in the future raise funds through other sources. One possible source of funding is through further securities offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price, among other things.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Common Stock

We could fail to maintain the listing of our common stock on the Nasdaq Stock Market LLC (“Nasdaq”), which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

Nasdaq has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On April 20, 2026, we received a written notice from Nasdaq notifying us that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement (the “Bid Price Requirement”) for continued inclusion on The Nasdaq Global Select Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180-calendar day period, or until October 19, 2026, to regain compliance with the Bid Price Requirement. On June 5, 2026, we received a letter from the Listing Qualifications Department indicating that we had regained compliance with the Bid Price Requirement, as our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period.

On July 22, 2026, we received a written notice from Nasdaq notifying us that we again did not meet the Bid Price Requirement. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until January 19, 2027 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. There can be no assurance that we will be able to regain compliance with the bid price requirement within the 180-calendar day compliance period provided by Nasdaq rules or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Risks Related to the Merger with Treeline

We and Treeline may not be successful in consummating the Merger.

There can be no assurance that the Merger with Treeline will be successfully consummated or lead to increased stockholder value. The completion of the Merger is dependent on a number of factors that may be beyond our control, including, among other things, market conditions, regulatory approval and stockholder approval. Any failure to consummate the Merger would have a material adverse effect on our business and could significantly impair our ability to enter into alternative strategic transactions.

The process of completing the Merger is costly, time-consuming and complex. We have incurred, and may in the future incur, significant costs related to the Merger, including legal and accounting fees and expenses and other related charges, which have been and will be incurred regardless of whether the Merger is completed. We may also incur additional unanticipated expenses in connection with the Merger. These expenses will decrease the remaining cash available for use in our business. Also, the Merger could have a variety of negative consequences, or yield unexpected results, that adversely affect our business and decrease the remaining cash available for use in the combined company’s future business.

If the Merger is not completed in a timely fashion, we may experience reputational harm and the value of our common stock may be adversely impacted. In addition, speculation regarding the completion of the Merger and perceived uncertainties related to our future could cause our stock price to fluctuate significantly. Also, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

The consummation of the Merger is subject to various conditions, including approval by our stockholders, regulatory approval and obtaining approval by Nasdaq to list our common stock. Failure to satisfy these conditions would prevent the Closing.

The Merger Agreement contains a number of conditions that must be satisfied or waived (to the extent permitted by applicable law) in order to consummate the Merger, some of which are not within our control. These conditions include, among others:

•	approval of certain matters related to the Merger by our stockholders;
•	approval for listing on Nasdaq of our common stock to be issued to Treeline stockholders in connection with the Merger, subject to official notice of issuance;
•	expiration or termination of the waiting period relating to the Merger under applicable antitrust laws (which occurred in July 2026);
•	the absence of any law, judgment, order or other legal restraint prohibiting the Merger; and
•	the effectiveness of a registration statement on Form S-4.

Any failure to satisfy or, to the extent permitted by applicable law, waive these required closing conditions may prevent, delay or otherwise materially adversely affect the consummation of the Merger. We cannot predict with certainty whether or when any of the required conditions will be satisfied or, to the extent permitted by applicable law, waived, and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

In addition, the Merger might not be consummated because Treeline or we may elect to terminate the Merger Agreement in certain circumstances. Upon termination of the Merger Agreement under specified circumstances, including if Treeline terminates the Merger Agreement due to a change in our board recommendation in favor of the Transactions, we will be required to make a payment to Treeline equal to $16.1 million in cash. In addition, we will be required to reimburse Treeline’s reasonable out-of-pocket fees in connection with the Transactions up to a maximum of $5 million if the Merger Agreement is terminated due to a failure to obtain the required approval of our stockholders.

The Merger consideration paid at Closing may have a greater or lesser value than at the time the Merger Agreement was signed or at the time of the special meeting of stockholders related to the Merger. The value of the Merger consideration will be impacted by fluctuations in the market price of our common stock.

In connection with the Closing of the Merger, each share of Treeline common stock and Treeline preferred stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of our common stock based on the Exchange Ratio calculated in accordance with the Merger Agreement , provided that the number of shares of our common stock which each holder of Treeline capital stock is entitled to receive will be rounded down to the nearest whole share and computed after aggregating all shares of Treeline capital stock held by such holder, with no cash payable in lieu of fractional shares.

The Exchange Ratio will not be adjusted in the event of any change in the market price of our common stock and, as a result, prior to the Effective Time, our stockholders cannot be sure of the value of our common stock to be issued in connection with the Merger. Changes in our stock price can result from a variety of factors, including general market, industry and economic conditions, changes in Treeline’s and our respective businesses, operations and prospects, regulatory considerations, results of the special meeting of our stockholders at which the stockholders will be asked to vote on proposals related to the approval of the Merger (the “Special Meeting”), announcements with respect to the Merger or any of the foregoing, and other factors beyond our control.

The exact dollar value of the shares of our common stock that stockholders of each company will hold upon consummation of the Merger will not be known at the time of the Special Meeting and may be greater than, the same as or less than the market price of our common stock at the time of the Special Meeting. The market price of our common stock is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past and may vary significantly after the date of the Special Meeting. As a result of these fluctuations, the value of the Merger consideration will also vary.

The Exchange Ratio, which determines the number of shares to be issued to the Treeline stockholders, will vary based on the extent to which Parent Net Cash at Closing is more than $451 million or less than $449 million.

The value of the Merger consideration will also be impacted by the amount of Parent Net Cash (as defined in the Merger Agreement) that we have at Closing. The Exchange Ratio, which determines the number of shares of our common stock to be issued to former Treeline stockholders, will vary in part based on the amount of Parent Net Cash that we have at Closing. To the extent that Parent Net

Cash is more than $451 million, the Exchange Ratio will be lower and Treeline stockholders will receive fewer shares of our common stock; to the extent that Parent Net Cash is less than $449 million, the Exchange Ratio will be higher and Treeline stockholders will receive more shares of our common stock, resulting in incremental dilution to our stockholders. The term “Parent Net Cash,” as defined in the Merger Agreement, will be reduced by the amount of certain of our liabilities at Closing.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or Treeline.

The Merger Agreement contains “no shop” provisions that restrict each of our and Treeline’s ability to solicit, initiate, induce, knowingly encourage or knowingly facilitate, or take any other action designed to facilitate, competing third-party proposals relating to a merger, reorganization or consolidation of the respective company or an acquisition of the respective company’s stock or assets. In addition, we generally have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposals before our board may withdraw or qualify its recommendation with respect to the Merger. If the Merger Agreement is terminated in connection with our pursuit of a third-party transaction, we will be required to pay a termination fee of $16.1 million to Treeline and/or reimburse up to a maximum of $5 million of Treeline’s expenses.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our company from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed in the Merger. A potential third-party acquirer maintaining interest in the face of these provisions might propose to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement described above.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The pendency of the Merger could materially adversely affect our business, financial condition, results of operations or cash flows.

The announcement and pendency of the Merger could disrupt our business in any of the following ways, among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;
•

the attention of our management may be directed toward completion of the Merger and transaction-related considerations and may be diverted from our day-to-day business operations and, following the completion of the Merger, the attention of the combined company’s management may also be diverted to such matters;

•	vendors, suppliers, business partners or others may seek to modify or terminate their business relationship with us or the combined company following completion of the Merger;
•	we or the combined company following completion of the Merger and their respective officers and directors could become subject to lawsuits relating to the Merger; and
•	we may experience negative reactions from our stockholders, among others.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against us or our directors and officers, and a negative impression of the companies in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial performance and stock price.

The interim operating covenants contained in the Merger Agreement may prevent us from pursuing opportunities that would be beneficial to our stockholders.

The Merger Agreement restricts us from taking certain actions until the Effective Time without the consent of Treeline, including, among others: the payment of dividends; the issuance of equity (including certain equity incentive awards); certain increases to employee compensation and benefits; capital expenditures; the incurrence of indebtedness; acquisitions and divestitures; and the entry into or amending certain material contracts. We are required to conduct our business in the ordinary course of business in all material respects.

The restrictive covenants, which are subject to various specific exceptions, may prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although we may be able to pursue such activities with Treeline’s consent, there is no assurance that Treeline will be willing to provide its consent.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Treeline is obligated to complete the Merger if there is a continuing material adverse effect affecting the other party between June 6, 2026, the date of the Merger Agreement, and the Closing. However, certain types of changes are excluded from the concept of a “material adverse effect.”

Such exclusions include, but are not limited to, general business or economic conditions generally affecting the industry in which the applicable party operates; political conditions, acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes, tsunamis, floods, mudslides, weather conditions, other natural disasters, man-made disasters, health and other emergencies, calamities, epidemics, pandemics (including COVID-19 and any evolutions or mutations thereof), disease outbreaks, other acts of God or force majeure events; changes in financial, banking or securities markets, including changes in interest rates in the United States or any other country or region in the world; any change in law or GAAP; any change in the stock price or trading volume of our common stock; a failure to meet internal or analysts’ expectations or projections; and the execution or announcement of the Merger Agreement or the pendency of the Merger.

Therefore, if any of these events were to occur, impacting us or Treeline, the other party would still be obliged to consummate the Closing. If any such adverse changes occur and we and Treeline consummate the Closing, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to our stockholders.

If we and Treeline complete the Merger, the combined company may need to raise additional capital in the future by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, or debt securities convertible into equity securities, such financing will cause additional dilution to all of the securityholders of the combined company, including our pre-Merger stockholders and Treeline’s former stockholders, and could have an adverse impact on the combined company’s stock price. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may include covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company. Any such financing could have a material adverse effect on the combined company.

Litigation that may be filed against us and/or our officers and directors could prevent or delay the consummation of the Merger.

The outcome of any lawsuit that may be filed challenging the Merger is uncertain. One of the conditions to the Closing is that no applicable law, judgment (whether temporary, preliminary or permanent) or other legal restraint or binding order or determination by any governmental entity of competent jurisdiction shall be in effect that prevents, restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Merger or the Transactions.

Accordingly, if any future lawsuit is successful in obtaining an order enjoining consummation of the Merger, then such order may prevent the Merger from being consummated, or from being consummated within the expected time frame, and could result in substantial costs to us, including but not limited to, legal fees and costs associated with the indemnification of directors and officers. Any such injunction or delay in the Merger being completed may adversely affect our business, financial condition, results of operations, and cash flows.

The business of the combined company following the Merger will be different than our business prior to the Merger.

We currently develop, manufacture and sell a diversified range of instrumentation, consumables, and services that help scientists and biomedical researchers develop better therapeutics faster. Our proprietary multi-omics tools are used in a broad range of applications, including proteomics and genomics, and other areas of translational and clinical research. Our instruments and consumables are sold to leading academic research institutions, translational research and medicine centers, cancer centers, clinical research laboratories, and biopharmaceutical, biotechnology, and plant and animal research companies.

In connection with the Merger, we expect to sell or otherwise monetize our mass cytometry and microfluidics businesses, and the business of the combined company will consist of Treeline’s business. Treeline is a clinical-stage biopharmaceutical company that matches compelling biological targets with proven drug approaches, including small molecule inhibitors, protein degraders, and targeted therapy antibody-drug conjugates, by integrating in-house R&D with leading-edge computational tools. Treeline’s pipeline spans oncology, neurology and immunology.

This change in our business from manufacturing and selling instruments to being a clinical-stage biopharmaceutical company could have a significant impact on the trading and market price of the common stock of the combined company following the Merger. The change in business may attract different investors and analysts and could result in the combined company’s common stock being more volatile than it was prior to the Merger. We cannot predict with certainty how the change in business will impact the combined company’s common stock following the consummation of the Merger. There can be no assurance that the change in business will not have a material adverse impact on the trading price and liquidity of the combined company’s common stock.

Following the consummation of the Merger, the composition of the board of directors and management of the combined company will be different from the composition of our current board of directors and management.

Following the consummation of the Merger, the board of directors of the combined company is expected to consist of 12 members, including ten director designees of Treeline and two of our director designees. In addition, the management team of Treeline will become our management team. In particular, Dr. Joshua Bilenker, currently the chief executive officer and co-founder of Treeline, will serve as Chief Executive Officer of the combined company, Dr. Jeffrey Engelman, currently the chief scientific officer and co-founder of Treeline, will serve as Chief Scientific Officer of the combined company, and Spencer Smith, currently the chief financial officer of Treeline, will serve as Chief Financial Officer of the combined company.

This change in board membership and management of the combined company may affect the combined company’s business strategy and operating decisions following the consummation of the Merger, as compared to our strategy and operating decisions prior to the Merger. In addition, there can be no assurances that the board of directors of the combined company will function effectively as a team and that any differences or difficulties, should they arise, will not have an adverse effect on the combined company’s business or results after the Closing Date.

Following consummation of the Merger, our former stockholders will own less than a majority of the outstanding common stock of the combined company and will therefore have less influence over the combined company than they do now.

Immediately following completion of the Merger and the issuance of our common stock to the Treeline stockholders at the Effective Time, our current stockholders in the aggregate will not have a majority ownership and voting interest in the combined company, which will result in our stockholders having less influence on the combined company’s management and policies. Immediately following completion of the Merger and using an estimated Exchange Ratio based on our and Treeline’s capitalization as of June 3, 2026 and May 28, 2026, respectively, and taking into account our estimated cash position as of the Closing but excluding any effect of our proposed reverse stock split, Treeline stockholders and our stockholders are expected to own approximately 84% and 16%, respectively, of the combined company’s outstanding shares on a fully diluted basis. As a result, our current stockholders will have significantly less influence on the combined company’s management and policies than they currently have.

Because the lack of a public market for the shares of Treeline capital stock makes it difficult to evaluate the fairness of the Merger, we may pay more to the Treeline stockholders than the fair market value of the Treeline capital stock.

The outstanding shares of Treeline capital stock are privately held and are not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of the shares of Treeline capital stock. Because the Exchange Ratio that will be used to calculate the number of shares of our common stock to be issued to Treeline stockholders was determined based on negotiations between the parties, it is possible that we may pay more than the aggregate fair market value for the shares of Treeline capital stock.

Failure to consummate the Merger could negatively impact our future stock prices, operations and financial results.

If the Merger is not consummated for any reason, we may be subject to a number of material risks, including the following:

•

a decline in the market price of our common stock to the extent that its current market price reflects a market assumption that the Merger will be consummated and will be beneficial to the value of the common stock after the Closing Date;

•

having to pay certain costs related to the proposed Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;

•

addressing the consequences of operational decisions made since the signing of the Merger Agreement, including decisions made as a result of restrictions on our operations imposed by the terms of the Merger Agreement and decisions to delay or defer capital expenditures;

•	returning the focus of management and personnel to operating our business on a standalone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and
•	negative reactions from stockholders, customers, suppliers and employees.

In addition to the above risks, we may be required, under certain circumstances, to pay a termination fee of $16.1 million to Treeline, including if Treeline terminates the Merger Agreement due to a change in our board recommendation in favor of the Transactions, or in some cases reimburse Treeline’s reasonable out-of-pocket transaction-related expenses (up to a maximum of $5 million), including if Treeline terminates the Merger Agreement due to a failure to obtain the required approval of our stockholders, which may adversely affect our financial condition.

Our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger. A failure to consummate the Merger may also result in negative publicity, reputational harm, potential litigation against us or our directors and officers, and a negative impression of the companies in the financial markets. If the Merger is not consummated, we cannot assure our stockholders that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

If the Merger is not completed, and there is no superior alternative transaction available, our board may decide to pursue a dissolution and liquidation of our business. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If the Merger is not completed, and there is no superior alternative transaction available, our board may decide to pursue a dissolution and liquidation of our business if it concludes that such strategy is in the best interests of our stockholders. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations.

In addition, if our board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation.

If a dissolution and liquidation were pursued, our board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our stockholders will not be entitled to appraisal rights in the Merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.

Under Section 262(b) of the Delaware General Corporation Law, stockholders do not have appraisal rights if the shares of stock they hold, as of the record date for determination of stockholders entitled to vote at the meeting of stockholders to act upon a merger, are either (i) listed on a national securities exchange or (ii) held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the Merger Agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash instead of fractional shares or (d) any combination of clauses (a) through (c).

Because our common stock is listed on The Nasdaq Global Select Market, a national securities exchange, and is expected to continue to be so listed on the record date, our stockholders will not be entitled to appraisal rights in the Merger with respect to their shares of our common stock.

The market price for our common stock following completion of the Merger may fluctuate.

The market price of our common stock could fall following the consummation of the Merger. At the Closing, we expect to issue approximately 2 billion shares of our common stock (excluding the effect of any proposed reverse stock split) as merger consideration to the Treeline stockholders. Treeline stockholders may decide not to hold the shares of our common stock they receive in the Merger. Other Treeline stockholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell our common stock that they receive in the Merger. Such sales, or market perception of such sales, of our common stock could result in a higher-than-average trading volume following the Closing and may cause the market price for our common stock to decline.

We or Treeline may waive one or more of the conditions to the Merger.

We or Treeline may agree to waive (to the extent permitted by applicable law), in whole or in part, some of the conditions to each party’s obligations to complete the Merger, to the extent permitted by applicable law. For example, it is a condition to our and Treeline’s respective obligations to close the Merger that certain of the representations and warranties of the other party are true and correct in all respects as of the Closing Date, except where the failure of such representations and warranties to be true and correct would not have a material adverse effect. However, if the board of directors of either party determines that it is in the best interests of the stockholders of that company to waive any breach of representation by the other party, then such board of directors may elect to waive that condition (to the extent permitted by applicable law).

A waiver of any condition may have a material adverse effect on the stockholders of the combined company following the Merger. For example, the market could react negatively to such information, which may cause a substantial decline in the price of the common stock of the combined company following the Merger.

Notwithstanding the foregoing, certain closing conditions may not be waived due to applicable law or otherwise. The following closing conditions may not be waived: receipt of the requisite stockholder approvals; the effectiveness of the registration statement on Form S-4; and the absence of any order or injunction that has the effect of prohibiting the consummation of the Merger. The foregoing closing conditions are the only closing conditions to the Merger that may not be waived. All other closing conditions to the Merger may be waived (to the extent permitted by applicable law) by us and/or Treeline, as applicable.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. Unused net operating loss (“NOL”) and tax credit carryforwards will generally carry forward to offset future taxable income, subject to applicable limitations on the use of those losses. Federal NOLs incurred in taxable years ending on or before December 31, 2017 are eligible to be carried forward for up to 20 years, and to be deducted in full against income for the years to which they may be carried. Federal NOLs incurred in taxable years ending after December 31, 2017 are eligible to be carried forward indefinitely, but may offset no more than 80% of the taxable income for the years to which they are carried (computed without regard to the deduction for carryovers of NOLs). To the extent they expire unused, these NOLs and tax credit carryforwards will not be available to offset our future income tax liabilities.

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and tax credit carryovers to reduce its tax liability for post-change periods may be limited. We have experienced ownership changes in the past, will experience an ownership change as a result of the Merger, and may experience future ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our historical NOLs and tax credit carryovers to offset future income tax liabilities is limited by prior ownership changes and may become limited by additional ownership changes in the future (including any ownership change resulting from the Merger).

Our stockholders may not receive any payment on the CVRs, and the CVRs may otherwise expire valueless.

As part of the Merger, we may issue CVRs for each outstanding share of our common stock. Pursuant to the terms of a Contingent Value Rights Agreement to be entered into between us and a rights agent, the holder of each CVR will be entitled to receive a payment for each 12-month CVR payment period during the five-year term of the CVR Agreement, consisting of a number of shares of the combined company’s common stock (with fractional shares settled in cash) equal to such holder’s pro rata portion of the aggregate net proceeds received by the combined company during such 12-month CVR payment period from the following sources, in each case less certain permitted deductions: (i) proceeds from any sale, disposition, or other monetization of the Legacy Business; (ii) proceeds from convertible notes or other investments held by us as of the Closing Date; (iii) earnout, milestone, royalty or other similar contingent payments due to us under contracts in effect as of the Closing Date, including payments from Illumina, Inc. pursuant to the Stock Purchase Agreement dated June 22, 2025; and (iv) any surplus in Parent Net Cash delivered at Closing as finally determined under the Merger Agreement.

The right of our stockholders to receive any future payment for or derive any value from the CVRs will be contingent in part upon the combined company’s receipt of (i) proceeds from any sale, disposition, or other monetization of the Legacy Business; (ii) proceeds from convertible notes or other investments held by us as of the Closing Date; (iii) earnout, milestone, royalty or other similar contingent payments due to us under contracts in effect as of the Closing Date, including payments from Illumina, Inc. pursuant to the Stock Purchase Agreement dated June 22, 2025; and (iv) any surplus in Parent Net Cash delivered at Closing as finally determined under the Merger Agreement, and the timing and amount of the consideration received thereunder. If the combined company is not successful in entering into disposition agreements related to the Legacy Business or receiving payments thereunder within the time period specified in the CVR Agreement, there are no proceeds from convertible notes or other investments, there are no earnout, milestone, royalty or other similar payments under our existing contracts, and there is no Parent Net Cash surplus, no payments will be made in respect of the CVRs.

Following the Effective Time, the combined company will have sole authority over whether and how to monetize the Legacy Business (if at all), and the combined company’s only obligations will be to carry out the obligations set forth in the CVR Agreement. Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs and all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company. Accordingly, there can be no assurance that holders of CVRs will receive any payments with respect to the CVRs.

Any payments under the CVRs will be made in shares of the combined company’s common stock, subject to the maximum cap of 76,000,000 shares. If substantial payments are made under the CVRs, the issuance of such shares will dilute the ownership percentage of all stockholders of the combined company who are not CVR holders, including former Treeline stockholders. This dilution could be material if the Legacy Business is sold or monetized at a significant value during the CVR payment period. Additionally, any such shares paid in respect of the CVRs will be subject to market conditions and may decline in value following payment.

In addition, CVR holders will have limited ability to transfer their CVRs, which are not registered with the SEC and will not trade on any securities exchange. The CVRs are illiquid instruments with no established market, and CVR holders may be unable to sell, assign or otherwise dispose of their CVRs except in the limited circumstances specified in the CVR Agreement. The illiquidity of the CVRs may make it difficult for CVR holders to realize any value from their CVRs prior to the expiration of the CVR Agreement.

The tax treatment of the CVRs is uncertain.

To the extent that any of our stockholders receive any CVRs, we intend to treat a holder’s receipt of the CVRs as a non-taxable distribution with respect to the holder’s existing shares of our common stock for U.S. federal income tax purposes. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments under, the CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs. For example, the IRS may assert that the distribution of the CVRs is a taxable distribution of property, which would be taxable as a dividend to the extent of the holder’s pro rata share of our current and accumulated earnings and profits, if any, with any excess being treated as a return of capital to the extent thereof and then as capital gain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized the 2024 Share Repurchase Program pursuant to which we may repurchase up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases are contingent upon favorable market and business conditions and are funded by cash on hand. The program does not obligate us to acquire any specific number of shares. As of June 30, 2026, we have repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not purchase any shares of common stock during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three and six months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, by and among Treeline Biosciences, Inc., Standard BioTools Inc. and Siri Merger Sub, Inc. dated as of June 6, 2026.	8-K	2.1	6/8/2026

3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended.	8-K	3.1	1/5/2024

10.1+	2026 Change of Control and Severance Plan and Participation Agreement	8-K	10.1	5/28/2026

10.2+	2026 Change of Control and Severance Plan Participation Agreement, dated as of May 27, 2026, by and between Standard BioTools Inc. and Alex Kim.	8-K	10.2	5/28/2026

10.3+	2026 Change of Control and Severance Plan Participation Agreement, dated as of May 27, 2026, by and between Standard BioTools Inc. and Sean MacKay.	8-K	10.3	5/28/2026

10.4+	2023 Change of Control and Severance Plan Participation Agreement, as amended and restated.	8-K	10.4	5/28/2026

10.5+	2023 Change of Control and Severance Plan and Participation Agreement, dated as of May 22, 2026, by and between Standard BioTools Inc. and Michael Egholm, Ph.D.	8-K	10.5	5/28/2026

10.6	Form of Voting Agreement.	8-K	10.1	6/8/2026

10.7	Form of Lock-Up Agreement.	8-K	10.2	6/8/2026

10.8	Form of CVR Agreement.	8-K	10.3	6/8/2026

10.9+	Standard BioTools Inc. 2026 Equity Incentive Plan.	8-K	10.1	6/18/2026

10.10+	Standard BioTools Inc. Amended and Restated 2017 Employee Stock Purchase Plan, as Amended.	8-K	10.2	6/18/2026

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

* Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Standard BioTools agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request; provided that Standard BioTools may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

+ Management compensation plan or arrangement.

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

STANDARD BIOTOOLS INC.

Dated: August 5, 2026	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 5, 2026	By:	/s/ Alex Kim
Alex Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)