Form 10-Q
period 2026-09-30
STANDARD BIOTOOLS INC.
filed 2026-11-03
CIK 1162194

+UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 1, 2026, there were 394,790,441 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future cash flow, revenue, sources of revenue and results of operations, cost of product revenue and product margin, operating and other expenses, unit sales and the selling prices of our products, timing of shipments, business strategies, financing plans, expansion of our business, investments to expand our customer base, plans for our products, competitive position, industry environment, existing and potential future National Institutes of Health funding pressures, the effect from existing and potential future U.S. export controls and tariffs, potential growth opportunities, market growth expectations, the effects of competition, cost structure optimization, acceleration of growth, potential merger and acquisition activity and restructuring plans (including expense reduction activities, modifications to the scope of our proteomic and genomics businesses, and discontinuing certain product lines), our expectations regarding the benefits and integration of acquired businesses and/or products, the transaction with Illumina, Inc., including the financial impact of the transaction, potential earnout payments and royalty streams, potential integration, and restructuring and transition-related disruption from the transaction, the transaction with Treeline Biosciences, Inc., including the expected timing of the closing, the potential benefits of the transaction, the expected post-closing ownership of the combined company, the dispositions of the mass cytometry and microfluidics businesses and the expected outcome, timing and benefits of such dispositions, as well as any assumptions underlying any of the foregoing, and the inability to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”). Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 5, 2026, and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

STANDARD BIOTOOLS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$267,487	$120,863
Short-term investments	193,624	66,712
Accounts receivable, net	12,982	13,431
Inventory	17,617	19,981
Prepaid expenses and other current assets	5,592	4,871
Current assets held for sale	—	228,406
Total current assets	497,302	454,264
Property and equipment, net	13,240	19,275
Operating lease right-of-use asset, net	23,083	26,732
Other non-current assets	3,194	3,154
Long-term investments	98,240	25,701
Deferred tax asset, non-current	273	38,628
Total assets	$635,332	$567,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,453	$5,407
Accrued liabilities	30,436	29,783
Operating lease liabilities, current	5,691	5,490
Deferred revenue, current	8,814	38,949
Deferred grant income, current	2,627	3,046
Current liabilities held for sale	—	25,633
Total current liabilities	51,021	108,308
Convertible notes, non-current	300	299
Deferred tax liability	823	810
Operating lease liabilities, non-current	20,843	25,038
Deferred revenue, non-current	3,102	3,503
Deferred grant income, non-current	2,372	4,290
Other non-current liabilities	1,121	1,215
Total liabilities	79,582	143,463
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value, 600,000 shares authorized at September 30, 2026 and December 31, 2025; 413,251 and 404,961 shares issued at September 30, 2026 and December 31, 2025, respectively; 394,671 and 386,381 shares outstanding at September 30, 2026 and December 31, 2025, respectively	413	404
Additional paid-in capital	1,748,204	1,732,393
Accumulated other comprehensive income (loss)	354	(1,492)
Accumulated deficit	(1,146,754)	(1,260,547)
Treasury stock at cost: 18,580 shares at September 30, 2026 and December 31, 2025	(46,467)	(46,467)
Total stockholders’ equity	555,750	424,291
Total liabilities and stockholders’ equity	$635,332	$567,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$14,328	$13,800	$44,297	$44,254
Services and other revenue	5,057	5,752	16,338	17,282
Total revenue	19,385	19,552	60,635	61,536
Cost of revenue:
Cost of product revenue	6,099	6,728	20,602	20,767
Cost of services and other revenue	2,458	3,340	7,362	9,608
Total cost of revenue	8,557	10,068	27,964	30,375
Gross profit	10,828	9,484	32,671	31,161
Operating expenses:
Research and development	2,078	6,356	6,171	18,018
Selling, general and administrative	16,843	26,595	51,838	84,524
Restructuring and related charges	2,080	9,428	7,972	12,707
Transaction and integration expenses	9,595	43	24,342	1,517
Total operating expenses	30,596	42,422	90,323	116,766
Loss from continuing operations	(19,768)	(32,938)	(57,652)	(85,605)
Interest income, net	4,882	2,130	13,004	7,496
Other (expense) income, net	(64)	(2,092)	(6,352)	3,438
Loss from continuing operations before income taxes	(14,950)	(32,900)	(51,000)	(74,671)
Income tax (expense) benefit	(27)	1,216	(128)	1,944
Net loss from continuing operations	(14,977)	(31,684)	(51,128)	(72,727)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	28,460	(3,003)	164,921	(21,452)
Net income (loss)	$13,483	$(34,687)	$113,793	$(94,179)
Net loss per share from continuing operations, basic and diluted	$(0.04)	$(0.08)	$(0.13)	$(0.19)
Net income (loss) per share from discontinued operations, basic and diluted	$0.07	$(0.01)	$0.42	$(0.06)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.03	$(0.09)	$0.29	$(0.25)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	393,556	382,630	390,899	380,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$13,483	$(34,687)	$113,793	$(94,179)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(83)	1,373	3,316	(1,602)
Net change in unrealized loss on investments	(746)	78	(1,470)	(100)
Other comprehensive income (loss), net of tax	(829)	1,451	1,846	(1,702)
Comprehensive income (loss)	$12,654	$(33,236)	$115,639	$(95,881)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2025	404,961	$404	$1,732,393	$(1,492)	$(1,260,547)	(18,580)	$(46,467)	$424,291
Issuance of restricted stock, net of shares withheld for taxes, and other	3,694	4	(123)	—	—	—	—	(119)
Exercise of stock options	67	—	78	—	—	—	—	78
Stock-based compensation expense	—	—	8,824	—	—	—	—	8,824
Net income	—	—	—	—	127,068	—	—	127,068
Other comprehensive income, net of tax	—	—	—	981	—	—	—	981
Balance as of March 31, 2026	408,722	$408	$1,741,172	$(511)	$(1,133,479)	(18,580)	$(46,467)	$561,123
Issuance of restricted stock, net of shares withheld for taxes, and other	1,857	2	(259)	—	—	—	—	(257)
Issuance of common stock under ESPP	122	—	119	—	—	—	—	119
Stock-based compensation expense	—	—	4,050	—	—	—	—	4,050
Net loss	—	—	—	—	(26,758)	—	—	(26,758)
Other comprehensive income, net of tax	—	—	—	1,694	—	—	—	1,694
Balance as of June 30, 2026	410,701	$410	$1,745,082	$1,183	$(1,160,237)	(18,580)	$(46,467)	$539,971
Issuance of restricted stock, net of shares withheld for taxes, and other	2,550	3	(601)	—	—	—	—	(598)
Stock-based compensation expense	—	—	3,723	—	—	—	—	3,723
Net income	—	—	—	—	13,483	—	—	13,483
Other comprehensive loss, net of tax	—	—	—	(829)				(829)
Balance as of September 30, 2026	413,251	$413	$1,748,204	$354	$(1,146,754)	(18,580)	$(46,467)	$555,750

	Common Stock		Additional Paid-in	Accum. Other	Accum.	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Comp. Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance as of December 31, 2024	396,110	$396	$1,702,219	$1,225	$(1,185,651)	(18,580)	$(46,467)	$471,722
Issuance of restricted stock, net of shares withheld for taxes, and other	1,557	1	(48)	—	—	—	—	(47)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Net loss	—	—	—	—	(26,033)	—	—	(26,033)
Other comprehensive loss, net of tax	—	—	—	(56)	—	—	—	(56)
Balance as of March 31, 2025	397,667	$397	$1,711,180	$1,169	$(1,211,684)	(18,580)	$(46,467)	$454,595
Issuance of restricted stock, net of shares withheld for taxes, and other	2,247	2	(201)	—	—	—	—	(199)
Issuance of common stock under ESPP	359	1	307	—	—	—	—	308
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,387	—	—	—	—	6,387
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(33,459)	—	—	(33,459)
Other comprehensive loss, net of tax	—	—	—	(3,097)	—	—	—	(3,097)
Balance as of June 30, 2025	400,273	$400	$1,717,673	$(1,928)	$(1,245,143)	(18,580)	$(46,467)	$424,535
Issuance of restricted stock, net of shares withheld for taxes, and other	1,922	1	(115)	—	—	—	—	(114)
Issuance of common stock under ESPP	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,474	—	—	—	—	8,474
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(34,687)	—	—	(34,687)
Other comprehensive income, net of tax	—	—	—	1,451	—	—	—	1,451
Balance as of September 30, 2025	402,195	$401	$1,726,032	$(477)	$(1,279,830)	(18,580)	$(46,467)	$399,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$113,793	$(94,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business	(202,278)	—
Indemnification-related loss	4,212	—
Stock-based compensation expense	16,597	23,870
Amortization of acquired intangible assets	—	1,715
Depreciation and amortization	3,884	7,971
Accretion of discount on investments, net	(3,046)	(2,182)
Realized gain on equity investments	(1,187)	—
Unrealized loss on equity investments	2,767	—
Non-cash lease expense	3,866	4,435
Provision for excess and obsolete inventory	1,799	1,975
Change in fair value of warrants	—	(232)
Change in fair value of contingent consideration	—	(3,400)
Other non-cash items	258	922
Changes in assets and liabilities:
Accounts receivable, net	2,042	(8,091)
Inventory	2,850	(10,352)
Prepaid expenses and other assets	(829)	(1,880)
Deferred tax asset, non-current	38,355	—
Accounts payable	(5,519)	1,784
Accrued liabilities	(5,717)	10,259
Deferred revenue	(30,727)	(1,200)
Operating lease liabilities	(4,198)	(4,738)
Other liabilities	9	170
Net cash used in operating activities	(63,069)	(73,153)
Investing activities
Proceeds from sale of business, net	410,701	—
Purchases of short-term investments	(139,078)	(91,241)
Purchases of long-term investments	(169,692)	(19,483)
Purchases of marketable equity securities	(839)	—
Proceeds from sales of equity investments	3,153	—
Proceeds from sales and maturities of investments	107,000	154,000
Purchases of property and equipment	(914)	(7,827)
Net cash provided by investing activities	210,331	35,449
Financing activities
Proceeds from ESPP stock issuance	120	308
Payments for taxes related to net share settlement of equity awards and other	(974)	(358)
Proceeds from exercise of stock options	78	—
Net cash used in financing activities	(776)	(50)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(218)	942
Net increase (decrease) in cash, cash equivalents and restricted cash	146,268	(36,812)
Cash, cash equivalents and restricted cash at beginning of period	123,296	168,818
Cash, cash equivalents and restricted cash at end of period	$269,564	$132,006

Supplemental disclosures of cash flow information
Cash paid for interest	8	15
Cash paid (refunded) for income taxes	1,016	(52)
Purchases of property and equipment included in accounts payable	—	135
Non-cash right-of-use assets and lease liabilities	8,305	405
Asset retirement obligations	826	654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STANDARD BIOTOOLS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding financial reporting. All intercompany transactions and balances have been eliminated in consolidation. These interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying financial statements contain all adjustments of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025.The condensed consolidated balance sheet at December 31, 2025 was derived from the Company’s audited annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) but does not contain all of the footnote disclosures from the annual financial statements.

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

On June 22, 2025, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Illumina, Inc. (“Illumina”). Pursuant to the terms of the Purchase Agreement, Illumina acquired all of the equity interests of SomaLogic, Inc. ("SomaLogic"), Sengenics Corporation LLC and Sengenics Corporation Pte Ltd (collectively, the "Disposed Entities"), each a wholly owned subsidiary of the Company that operated the Company's aptamer-based and functional proteomics business, including KREX, Single SOMAmer, translational and diagnostic assays (collectively, the "SomaScan Business") (such transaction, the "Transaction"). The Transaction did not include the Company's mass cytometry and microfluidics businesses, which were retained by the Company. The Transaction closed on January 30, 2026. See Note 3, Discontinued Operations, for additional information.

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

The Company determined that the SomaScan Business met the held-for-sale and discontinued operations accounting criteria in the second quarter of 2025. The Company completed the sale of the SomaScan Business on January 30, 2026. Accordingly, the Company has classified the results of the SomaScan Business as discontinued operations in its condensed consolidated statements of operations for all periods presented. The assets and liabilities of the SomaScan Business were classified as held-for-sale in the condensed consolidated balance sheet as of December 31, 2025. Upon closing of the Transaction on January 30, 2026, the Company derecognized all assets and liabilities of the SomaScan Business and recognized a pre-tax gain on sale of $172.3 million, which is reflected in income from discontinued operations, net of tax, in the condensed consolidated statements of operations for the nine months ended September 30, 2026. During the three months ended September 30, 2026, the Company recognized an additional gain of $30.0 million in connection with the termination of the 2026 earnout and related royalty and license agreements. See Note 3, Discontinued Operations. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company's continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to the SomaScan Business, refer to Note 3, Discontinued Operations.

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

Recent Accounting Changes and Accounting Pronouncements

Adoption of New Accounting Guidance

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05became effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and is required to be applied prospectively. The Company adopted this ASU on January 1, 2026 and elected to utilize the practical expedient. The adoption of the ASU and the election of the practical expedient did not have a material impact on the Company’s condensed consolidated financial statements.

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

2. Merger Agreement

On June 6, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Treeline Biosciences, Inc. (“Treeline”) and Siri Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the Company and Treeline will combine in an all-stock merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Treeline, with Treeline surviving as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, the Company will be renamed Treeline Biosciences, Inc. and will effect a reverse stock split of its outstanding common stock, if not effected prior to the effective time as permitted by the Merger Agreement.

At the effective time of the Merger, each outstanding share of Treeline capital stock will be converted into the right to receive shares of the Company’s common stock based on an exchange ratio calculated in accordance with the Merger Agreement. Following the closing, the Company’s existing stockholders are expected to hold approximately 16% of the combined company on a fully diluted basis, and former Treeline stockholders are expected to hold approximately 84%, subject to adjustment in accordance with the Merger Agreement. In accordance with the Merger Agreement, the board of directors of the combined company following the Merger is expected to consist of ten directors nominated by Treeline and two directors nominated by the Company, and Treeline’s management team will become the management team of the combined company.

The Merger is expected to be accounted for as a reverse recapitalization, with Treeline treated as the accounting acquirer. This determination is preliminary and subject to the final terms of the Merger and the completion of the disposition of the Company’s mass cytometry and microfluidics businesses.

Prior to the effective time of the Merger, the Company expects to declare a dividend to its stockholders of one contingent value right (“CVR”) for each outstanding share of the Company’s common stock. Each CVR will entitle the holder to receive, for each 12-month payment period during the five-year term of the CVR agreement, a pro rata portion of the net proceeds received by the combined company from specified sources, less certain permitted deductions. These sources include proceeds from the sale, disposition, or other monetization of the Company’s mass cytometry and microfluidics businesses; proceeds from convertible notes or other investments held by the Company as of the closing date; contingent payments due to the Company under contracts in effect as of the closing date; and certain other amounts specified in the CVR agreement. Payments in respect of the CVR will be settled in shares of the combined company’s common stock, subject to a maximum of 76.0 million shares issuable under the CVR agreement. There can be no assurance that any payments will be made on the CVR.

Under the Merger Agreement, the Company must use commercially reasonable efforts to effect the sale, license, transfer, disposition, divestiture or other monetization of its mass cytometry and microfluidics businesses. If the Company had not entered into a definitive agreement for the disposition of any portion of these businesses on or before the date the registration statement on Form S-4 filed in connection with the Merger was declared effective, the Company would have been required to commence mutually agreed wind-down activities with respect to that portion of the business. The Company entered into a definitive agreement for the sale of its mass cytometry business on September 30, 2026, as described below, and for the sale of its microfluidics business on October 4, 2026, as described in Note 15, Subsequent Events.

Completion of the Merger is subject to customary closing conditions, including approval by the Company’s stockholders of the share issuance and an amendment to the Company’s certificate of incorporation, continued listing of the Company’s common stock on Nasdaq, and approval for listing of the shares issuable in the Merger. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated early on July 21, 2026. The Company filed the registration statement on Form S-4 on July 20, 2026, which was amended on September 9, 2026 and October 9, 2026 and which was further amended and declared effective by the SEC on October 21, 2026. The Merger is expected to close in the fourth quarter of 2026. If the Merger is not consummated by March 31, 2027, either party may terminate the Merger Agreement. Upon termination under specified circumstances, the Company may be required to pay Treeline a termination fee of $16.1 million or to reimburse Treeline’s transaction expenses up to $5.0 million, with any such expense reimbursement credited against any such termination fee.

Sale of Mass Cytometry Business

On July 28, 2026, the Company entered into a Share and Asset Purchase Agreement (the “Multiplex Bio Purchase Agreement”) with Multiplex Bio Inc. (“Multiplex Bio”), pursuant to which Multiplex Bio agreed to acquire the Company’s mass cytometry business (the “Mass Cytometry Business”). Total consideration under the Multiplex Bio Purchase Agreement was up to $10.0 million, consisting of $5.0 million payable at closing through the issuance of a promissory note and up to an additional $5.0 million payable upon a qualifying future sale transaction by Multiplex Bio. The Company would not have received cash consideration at closing and could have been required to provide Multiplex Bio a working capital loan of up to $10.0 million.

On September 30, 2026, the Company’s board of directors determined that it had received a superior proposal for the Mass Cytometry Business from GMT Venture Partners, LLC (“GMT Venture”). The Company and Multiplex Bio then mutually agreed to terminate the Multiplex Bio Purchase Agreement, and the Company agreed to pay Multiplex Bio a termination fee of $1.5 million. GMT Venture agreed to pay $1.0 million of the termination fee to Multiplex Bio on the Company’s behalf. The Company may be required to refund that amount in certain circumstances if the Element Purchase Agreement, as defined and described below, is terminated. The Company recognized the $1.5 million termination fee within transaction and integration expenses for the three and nine months ended September 30, 2026. As a result of the termination, the Company has no further obligations under the Multiplex Bio Purchase Agreement, including the working capital loan commitment.

Also on September 30, 2026, the Company entered into a Share and Asset Purchase Agreement (the “Element Purchase Agreement”) with Element Biosystems, LLC (“Element”), a wholly owned subsidiary of GMT Venture. Under the Element Purchase Agreement, Element will acquire the Mass Cytometry Business for $5.5 million in cash, on a cash-free and debt-free basis and subject to customary adjustments. GMT Venture delivered an equity commitment letter to fund Element’s payment obligations at closing, and the transaction is not subject to a financing condition. At closing, the Company and Element will enter into a transition services agreement under which the Company will provide specified services to Element following the closing. Consummation of the sale is subject to approval by the Company’s stockholders, consummation of the Merger, and other customary closing conditions.

Either party may terminate the Element Purchase Agreement if the sale has not been consummated by June 30, 2027, subject to up to two automatic three-month extensions in specified circumstances. Upon termination under specified circumstances, the Company will be required to pay Element a termination fee of $1.0 million and, in certain circumstances, to refund the $1.0 million contributed by GMT Venture toward the Multiplex Bio termination fee. The Company will also be required to reimburse Element’s reasonable out-of-pocket expenses of up to $125,000 if the sale is not consummated by December 31, 2026, and up to an additional $125,000 if it is not consummated by March 31, 2027. Any reimbursement will be credited against the termination fee.

The Mass Cytometry Business did not meet the criteria to be classified as held for sale as of September 30, 2026, as consummation of the sale is subject to approval by the Company’s stockholders and consummation of the Merger. In light of the agreed purchase price, the Company evaluated the long-lived assets of the Mass Cytometry Business for impairment as of September 30, 2026 and concluded that no impairment was required. The Company may recognize a loss on the sale upon closing, which will depend on the carrying value of the net assets transferred at closing, the final purchase price after adjustments, and transaction costs.

Sale of Microfluidics Business

On November 3, 2026, the Company completed the sale of its microfluidics business to Biomark Scientific Corp., an entity formed by ARCHIMED SAS, an investment firm focused exclusively on healthcare industries, for an aggregate purchase price of $5.0 million, on a cash-free and debt-free basis and subject to customary post-closing adjustments. The sale was completed pursuant to a Share and Asset Purchase Agreement entered into on October 4, 2026 (the “Microfluidics Purchase Agreement”). Net proceeds from the sale will be included in the proceeds from the Company’s Mass Cytometry Business and microfluidics business used to determine any payments under the CVRs, as described above.

The microfluidics business did not meet the criteria to be classified as held for sale as of September 30, 2026, as the Company’s board of directors had not approved the sale as of that date. In light of the agreed purchase price, the Company evaluated the long-lived assets of the microfluidics business for impairment as of September 30, 2026 and concluded that no impairment was required.

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

At closing, the Company received net cash consideration of $388.2 million, which included $25.0 million of contingent consideration earned based on the achievement of specified revenue thresholds during fiscal year 2025. The Company was also eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026. Consistent with its accounting policy, the Company recognizes contingent consideration when it is determined to be realizable. Accordingly, no amount related to the 2026 earnout was recognized at closing.

On July 24, 2026, the Company entered into a Termination, Waiver and Release Agreement with Illumina (the “Termination Agreement”). Under the Termination Agreement, the Company received a cash payment of $30.0 million in exchange for waiving its right to the 2026 earnout and terminating the royalty and license agreements described below. The Company recognized the $30.0 million as an additional gain on the sale of the SomaScan Business during the three months ended September 30, 2026. The gain is included in income from discontinued operations, net of tax. Following the Termination Agreement, the Company is not entitled to any further earnout, royalty or other contingent payments from Illumina related to the Transaction.

Additionally, in July 2026, the Company paid $7.5 million to settle certain litigation matters for which it had agreed to indemnify Illumina in connection with the Transaction, as described in footnote (2) to the table below. As a result, during the nine months ended September 30, 2026, the Company received net cash proceeds of $410.7 million from the sale of the SomaScan Business, consisting of $388.2 million received at closing and $30.0 million received under the Termination Agreement, net of the $7.5 million of indemnification payments. These proceeds are presented as proceeds from sale of business, net within investing activities in the condensed consolidated statements of cash flows.

Upon closing on January 30, 2026, the Company recognized a pre-tax gain of $172.3 million on the sale, calculated as the excess of the fair value of consideration received and consideration receivable over the carrying value of the net assets of the Disposed Entities, including allocated goodwill, and recognized $39.2 million of related income tax expense. Including the $30.0 million gain recognized in connection with the Termination Agreement, the Company recognized a total pre-tax gain on the sale of $202.3 million for the nine months ended September 30, 2026. The gain and income tax expense are reflected in income from discontinued operations, net of tax.

In connection with the closing, the Company and Illumina entered into (i) a royalty agreement, pursuant to which the Company was entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to the Company for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays, and (iii) a royalty agreement, pursuant to which the Company was entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates were low- to mid-single digit percentages. The royalty arrangements described in (i) and (iii) were considered to be contingent consideration for the sale of the SomaScan Business, and the Company elected to account for this contingent consideration as a gain contingency under ASC 450-30. These agreements were terminated on July 24, 2026 pursuant to the Termination Agreement. No royalty income was recognized under these agreements prior to termination.

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

The results of operations of the Disposed Entities are reported as discontinued operations for all periods presented. The following tables summarize the financial results of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue(1)	$—	$26,693	$37,172	$67,466
Costs and expenses
Cost of revenue	—	14,352	4,504	37,784
Selling, general and administrative expenses	—	8,474	6,055	25,573
Research and development	—	4,849	2,881	16,587
Transaction expenses	—	2,203	15,237	12,710
Total operating costs and expenses	—	29,878	28,677	92,654
Operating income (loss)	—	(3,185)	8,495	(25,188)
Other income, net	—	181	131	3,578
Gain on sale of business	29,989	—	202,278	—
Indemnification-related loss(2)	—	—	(4,212)	—
Income (loss) from discontinued operations before income taxes	29,989	(3,004)	206,692	(21,610)
Income tax benefit (expense)	(1,529)	1	(41,771)	158
Income (loss) from discontinued operations, net of tax	$28,460	$(3,003)	$164,921	$(21,452)

(1)
During the nine months ended September 30, 2026, the Company recognized revenue of $29.8 million related to the transaction price under the Collaboration Agreement with Illumina, which primarily reflects the release of the deferred revenue balance previously established under the Collaboration Agreement upon the sale of the SomaScan Business. The Company has classified the $29.8 million within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Out of the $29.8 million recognized, $0.6 million reflects Illumina’s exercise of its material right to be provided with SOMAmer reagents for commercialization of the co-branded kits.
(2)
In connection with the sale of SomaLogic to Illumina, the Company agreed to indemnify Illumina for certain litigation matters. The Company recorded a liability of $3.3 million as of the closing date, which remained unchanged as of March 31, 2026. During the three months ended June 30, 2026, the Company recorded an additional charge of $4.2 million related to the litigation matters, which were settled in July 2026. The Company paid $7.5 million in July 2026 in full settlement of these matters, and no indemnification liability remained as of September 30, 2026.

Details of non-cash operating expenses and capital expenditures of the discontinued operations are as follows:

	Nine Months Ended September 30,
	2026	2025
Depreciation and amortization	$—	$2,280
Amortization of acquired intangible assets	—	1,715
Capital expenditures	—	2,421
Stock-based compensation expense	3,823	2,913
Non-cash lease expense	124	1,004

4. Revenue and Geographic Area

Disaggregation of Revenue by Product Type and Geographic Area

The following tables present the Company's revenue for the three and nine months ended September 30, 2026 and 2025 based on product type and the geographic location of customers’ facilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue:
Instruments	$5,998	$5,095	$15,598	$16,956
Consumables	8,330	8,705	28,699	27,298
Total product revenue	14,328	13,800	44,297	44,254
Services and other revenue	5,057	5,752	16,338	17,282
Total revenue	$19,385	$19,552	$60,635	$61,536

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$7,818	$7,842	$23,212	$23,598
Europe, Middle East and Africa (EMEA)	8,035	7,245	26,020	25,269
Asia-Pacific	3,532	4,465	11,403	12,669
Total revenue	$19,385	$19,552	$60,635	$61,536

Unfulfilled Performance Obligations

A summary of the change in deferred revenue is as follows (in thousands):

Amount
Deferred revenue at December 31, 2025	$42,452
Recognition of revenue from beginning deferred revenue balances	(7,183)
Recognition of revenue attributed to discontinued operations(1)	(29,285)
Revenue deferred during the period, net of revenue recognized	5,932
Deferred revenue at September 30, 2026	$11,916

(1)
Deferred revenue related to the Collaboration Agreement with Illumina was fully recognized upon the sale of the Disposed Entities. The Company has classified this revenue within discontinued operations consistent with the treatment of all SomaScan Business-related activities. Please see Note 3, Discontinued Operations, for more information.

The Company expects to recognize revenue from unfulfilled performance obligations associated with service contracts that were partially completed as of September 30, 2026 in the following periods (in thousands):

Fiscal Year	Expected Revenue (1)
2026 remainder of the year	$3,448
2027	7,115
2028	3,459
Thereafter	2,656
Total	$16,678

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

5. Balance Sheet Details

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$267,487	$120,863
Restricted cash	2,077	2,433
Total cash, cash equivalents and restricted cash	$269,564	$123,296

Restricted cash of $2.1 million and $2.4 million is included in other non-current assets on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade receivables	$13,307	$13,715
Less: allowance for expected credit losses	(325)	(284)
Accounts receivable, net	$12,982	$13,431

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$8,810	$8,631
Work-in-process	428	253
Finished goods	8,379	11,097
Total inventory	$17,617	$19,981

The Company recorded charges for excess and obsolete inventory of $1.8 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory and manufacturing equipment	$33,899	$35,383
Leasehold improvements	13,793	14,050
Computer equipment	3,002	2,303
Internal-use software	13,243	13,118
Office furniture and fixtures	1,612	1,683
Property and equipment, gross	65,549	66,537
Less: accumulated depreciation and amortization	(52,380)	(48,162)
Construction-in-progress	71	900
Property and equipment, net	$13,240	$19,275

Depreciation and amortization expense related to property and equipment was $3.9 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities, which are included in current liabilities on the condensed consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued legal fees	$13,953	$3,513
Accrued compensation and related benefits	7,903	18,146
Uninvoiced receipts	809	941
Accrued restructuring	479	2,916
Accrued warranties	415	683
Accrued taxes	4,260	2,133
Other	2,617	1,451
Accrued liabilities	$30,436	$29,783

6. Commitments and Contingencies

South San Francisco Office Lease

In connection with the restructuring activities described in Note 13, Restructuring and Related Charges, the Company vacated its South San Francisco office on December 31, 2025. The Company remains the lessee and is primarily obligated under the lease, which expires in April 2030. Subsequent to September 30, 2026, the Company entered into a sublease of the remaining unoccupied floor, which is expected to provide approximately $2.1 million of fixed sublease payments through April 2030. As a result, the Company now subleases the entirety of the premises. The amounts payable to the Company under the subleases are lower than the Company’s obligations under the lease, and the Company expects to continue to incur net cash outflows related to the premises through the end of the lease term.

The operating lease right-of-use asset associated with the South San Francisco lease was $18.6 million as of September 30, 2026. The Company evaluated this asset for recoverability as of September 30, 2026 and concluded that no impairment was required. The recoverability of this asset currently depends in part on the cash flows of the Company’s mass cytometry and microfluidics businesses. Upon the sale of these businesses, it is reasonably possible that the Company will recognize an impairment of the right-of-use asset, which could be material. Any such impairment would not reduce the Company’s obligations under the lease.

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

Legal Proceedings

SomaLogic Stockholder Litigation

In December 2023, a complaint was filed in the Delaware Court of Chancery (the “Court”) against the Company, Casdin Capital, LLC, SomaLogic, and the directors of SomaLogic alleging Breach of Fiduciary Duty and Aiding and Abetting Breach of Fiduciary Duty. This complaint also sought an injunction postponing the business combination between SomaLogic and the Company, which was denied by the Court in January 2024. An amended complaint was filed in June 2024, containing primarily the same allegations, while removing the Company, SomaLogic and some of the SomaLogic director defendants as parties to the litigation. The remaining defendants filed motions to dismiss in July 2024. In August 2025, the Court issued a bench decision denying the defendants’ motions to dismiss. The defendants filed answers and affirmative defenses to the amended complaint in October 2025. The Court scheduled a three-day bench trial commencing in June 2027.

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

In July 2026, the parties reached an agreement fully resolving the matter. See Note 3, Discontinued Operations.

General

Additional lawsuits against the Company and certain of its officers or directors may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

In the normal course of business, the Company is from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. Although the results of litigation and claims cannot be predicted with certainty, management currently believes that the final outcome of any currently pending matters would not have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

7. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of September 30, 2026 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$249,256	$249,256	$—	$—
Short-term investments—U.S. treasury securities	191,265	—	191,265	—
Short-term investments—equity securities	2,359	2,359	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	93,240	—	93,240	—
Total assets measured at fair value	$541,120	$251,615	$284,505	$5,000

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy as of December 31, 2025 (in thousands):

		Fair Value Measurements At Reporting Date Using
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents—money market funds	$77,615	$77,615	$—	$—
Short-term investments—U.S. treasury securities	60,457	—	60,457	—
Short-term investments—equity securities	6,255	6,255	—	—
Long-term investments—convertible notes	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	20,701	—	20,701	—
Total assets measured at fair value	$170,028	$83,870	$81,158	$5,000

There were no transfers within the hierarchy and no changes in the valuation techniques used during the nine months ended September 30, 2026.

The following table summarizes available-for-sale securities (in thousands):

			As of September 30, 2026
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$249,256	$—	$—	$249,256
Short-term investments—U.S. treasury securities	1 or less	191,962	—	(697)	191,265
Short-term investments—equity securities	1 or less	4,542	—	(2,183)	2,359
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	93,905	—	(665)	93,240
Total assets measured at fair value		$544,665	$—	$(3,545)	$541,120

			As of December 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash equivalents—money market funds		$77,610	$5	$—	$77,615
Short-term investments—U.S. treasury securities	1 or less	60,361	96	—	60,457
Short-term investments—equity securities	1 or less	6,857	17	(619)	6,255
Long-term investments—convertible notes	1 - 2	5,000	—	—	5,000
Long-term investments—U.S. treasury securities	1 - 2	20,689	12	—	20,701
Total assets measured at fair value:		$170,517	$130	$(619)	$170,028

As of September 30, 2026, none of the available-for-sale securities held have been in an unrealized loss position for greater than 12 months. The Company does not intend to sell its investments in U.S. treasury securities, and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recorded.

8. Stockholders’ Equity (Deficit)

2024 Stock Repurchase Program

On February 6, 2024, the Board of Directors authorized the repurchase of up to $50.0 million of shares of the Company’s common stock through March 1, 2026. The program expired on March 1, 2026, and no shares were repurchased during the nine months ended September 30, 2026. Over the life of the program, the Company repurchased 15,448,533 shares for an aggregate of $40.5 million.

Common Shares Reserved

As of September 30, 2026, the Company had reserved shares of common stock for future issuance under equity compensation plans as follows (in thousands):

	Securities To Be Issued Upon Exercise Of Options	Securities To Be Issued Upon Release Of Restricted Stock	Number Of Remaining Securities Available For Future Issuance
2022 Inducement Equity Incentive Plan	6,795	112	1,095
2011 Equity Incentive Plan	15,901	15,359	23,812
2017 Inducement Award Plan	—	—	61
2017 Employee Stock Purchase Plan	—	—	1,543
SomaLogic Plans	10,344	23	—
Total common stock reserved for future issuance	33,040	15,494	26,511

9. Stock-based Compensation

The Company has various stock-based compensation plans, which are more fully described in the Annual Report. On June 17, 2026, the Company's stockholders approved the 2026 Equity Incentive Plan (the "2026 Plan"), which permits the grant of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company's eligible employees, directors and non-employee consultants. The maximum number of shares authorized for issuance under the 2026 Plan is 24,835,928 shares, plus up to 34,476,543 additional shares subject to awards outstanding under the Company's Amended and Restated 2011 Equity Incentive Plan that are forfeited, expire or are cancelled on or after June 17, 2026. Stock options and stock appreciation rights are granted with an exercise price of no less than the fair market value of the Company's common stock on the date of grant and have a maximum term of ten years. No awards had been granted under the 2026 Plan as of September 30, 2026.

The Company's stockholders also approved an amendment to the Company's Amended and Restated 2017 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 1,200,000 shares.

Stock-based compensation expense is reported in the Company's condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$373	$200	$1,116	$586
Cost of services and other revenue	29	186	280	444
Research and development expense	172	497	523	1,317
Selling, general and administrative expense	3,149	4,441	10,855	16,398
Restructuring and related charges	—	2,212	—	2,212
Total stock-based compensation expense	$3,723	$7,536	$12,774	$20,957

Stock-based compensation will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, employee forfeitures and the timing of the awards. Expense related to each stock option and restricted stock unit (“RSU”) award is recognized on a straight-line basis over the requisite service period of the entire award.

The following table summarizes our award activity for stock options and RSUs for the nine months ended September 30, 2026 (in thousands):

	Stock Options	RSUs
Outstanding at December 31, 2025	32,547	19,478
Granted	6,111	6,776
Exercised or issued	(67)	(9,182)
Forfeited	(5,551)	(1,578)
Outstanding at September 30, 2026	33,040	15,494

10. Net Income (Loss) Per Share

The following potentially dilutive common shares were excluded from the computations of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2026	2025
RSUs, PSUs, stock options, restricted shares and ESPP shares	48,534	56,030
2014 Notes	5	5
Warrants	—	11,692
Total	48,539	67,727

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

The Company recorded income tax expense of less than $0.1 million and an income tax benefit of $1.2 million in the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense of $0.1 million and an income tax benefit of $1.9 million during the nine months ended September 30, 2026 and 2025, respectively. The change from an income tax benefit in the prior-year periods to income tax expense in 2026 primarily reflects higher minimum tax expense for the various states in which the Company operates, and the effect of the Company's foreign operations, which reported higher pre-tax income in the first nine months of 2026 compared to the same period in 2025.

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

12. Segment Reporting

As of September 30, 2026, the Company has one operating and reportable segment. The CODM utilizes the Company's annual operating plan, primarily consisting of an annual financial forecast, as a key input to resource allocation. The CODM makes decisions on resource allocation and assesses performance of the business using net income/loss from continuing operations.

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

•
Depreciation and amortization expense, which is separately presented on the condensed consolidated statements of cash flows
•
Change in fair value of contingent consideration, which is separately presented on the condensed consolidated statements of cash flows
•
Interest income, net, which is separately presented on the condensed consolidated statements of operations

See Note 4, Revenue and Geographic Area, for the Company's revenue by geography.

13. Restructuring and Related Charges

The following table summarizes the change in the Company’s restructuring and other related liabilities for the nine months ended September 30, 2026 (in thousands):

	Severance and other employee- related benefits(1)	Facility Costs	Other(2)	Total
Balance at December 31, 2025	$2,916	$—	$—	$2,916
Restructuring and related charges	1,897	5,184	891	7,972
Cash payments	(4,334)	(5,184)	(891)	(10,409)
Balance at September 30, 2026	$479	$—	$—	$479

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

Merger Agreement with Treeline

As described in Note 2, Merger Agreement, on June 6, 2026, the Company entered into the Merger Agreement with Treeline. Entities affiliated with Casdin Capital, LLC beneficially own approximately 23% of the Company's outstanding common stock, and Eli Casdin, the Founder and Chief Investment Officer of Casdin Capital, is a member of the Company's board of directors. Entities affiliated with Casdin Capital are also equity investors in Treeline, owning approximately 5% of Treeline's outstanding capital stock, and would receive shares of the Company's common stock in the Merger in exchange for their Treeline capital stock on the same terms as other Treeline stockholders.

15. Subsequent Events

Refer to Note 2, Merger Agreement, for information regarding the sale of the Company’s microfluidics business, which was completed on November 3, 2026, and the effectiveness of the registration statement on Form S-4 on October 21, 2026, and to Note 6, Commitments and Contingencies, for information regarding the sublease of the remaining floor of the Company’s South San Francisco office entered into subsequent to September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 5, 2026, and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Standard BioTools,” the “Company,” “we,” “us,” and “our” refer to Standard BioTools Inc. and its subsidiaries.

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

We have built a solid foundation supporting a differentiated portfolio of life science tools, offering broad multi-omic capabilities that drive innovation and accelerate the pace of drug development. Our solutions are designed to unlock complex biological information across single-cell and spatial proteomics, as well as genomic analyses, enabling researchers to explore disease mechanisms with unprecedented depth and precision. By integrating our advanced platforms – CyTOF™, Hyperion™, and Biomark™ – we empower scientists to generate high-content data across therapeutic areas, from immuno-oncology to neurology and infectious diseases. Each system is engineered to extract meaningful molecular signatures, providing researchers with the tools they need to decode intricate biological networks. Together, these technologies accelerate discovery, offering a comprehensive approach to understanding the complexities of health and disease.

Recent Developments

Merger Agreement

On June 6, 2026, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Treeline Biosciences, Inc. ("Treeline") and Siri Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), pursuant to which we and Treeline will combine in an all-stock merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Treeline, with Treeline surviving as our wholly owned subsidiary (the "Merger") and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). At the effective time of the Merger (the “Effective Time”), we will be renamed Treeline Biosciences, Inc. and will effect a reverse stock split of our outstanding common stock, if not effected prior to the Effective Time as permitted by the Merger Agreement.

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

Prior to the Effective Time, we expect to declare a dividend to our stockholders of one contingent value right (“CVR”) for each outstanding share of our common stock. Each CVR will entitle the holder to receive, for each 12-month payment period during the five-year term of the CVR agreement (the “CVR Agreement”), a pro rata portion of the net proceeds received by the combined company from specified sources, less certain permitted deductions, including proceeds from the sale, disposition, or other monetization of our mass cytometry and microfluidics businesses (the “Legacy Businesses”); proceeds from convertible notes or other investments held by us as of the closing date (the “Closing Date”); contingent payments due to us under contracts in effect as of the Closing Date; and certain other amounts specified in the CVR Agreement. Payments in respect of the CVRs will be settled in shares of the combined company's common stock, subject to a maximum of 76.0 million shares issuable under the CVR Agreement.

Under the Merger Agreement, we must use commercially reasonable efforts to effect the sale, license, transfer, disposition, divestiture or other monetization of our Legacy Businesses. If we had not entered into a definitive agreement for the disposition of any portion of these businesses on or before the date the registration statement on Form S-4 filed in connection with the Merger was declared effective, we would have been required to commence mutually agreed wind-down activities with respect to that portion of the business.

Completion of the Merger is subject to customary closing conditions, including approval by our stockholders of the share issuance and an amendment to our certificate of incorporation, continued listing of our common stock on Nasdaq and approval for listing of the shares issuable in the Merger. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated early on July 21, 2026, and the registration statement on Form S-4 was declared effective by the SEC on October 21, 2026. The special meeting of our stockholders to vote on the proposals related to the Merger and the sale of the Mass Cytometry Business is scheduled for November 19, 2026. The Merger is expected to close in the fourth quarter of 2026. If the Merger is not consummated by March 31, 2027, either party may terminate the Merger Agreement. Upon termination under specified circumstances, we may be required to pay Treeline a termination fee of $16.1 million or to reimburse Treeline's transaction expenses up to $5.0 million.

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

At closing, we received net cash consideration of $388.2 million, which includes $25.0 million of contingent consideration received, that was based on the achievement of specified revenue thresholds during fiscal year 2025. We were also eligible to receive additional contingent earnout payments of up to $50.0 million based on the achievement of specified revenue thresholds for SomaScan assay services and related products during fiscal year 2026.

In addition, at the closing of the Transaction, as additional consideration, we and Illumina entered into (i) a royalty agreement, pursuant to which we were entitled to a specified royalty stream on net revenues generated from sales of SOMAmer-based next-generation sequencing library preparation kits, (ii) a license agreement, pursuant to which Illumina provided a specified license to us for the intellectual property relating to Single SOMAmers for potential development and commercialization of Single SOMAmer reagents for use in single plex affinity assays, and (iii) a royalty agreement, pursuant to which we were entitled to a specified royalty stream on net revenues generated from sales of Single SOMAmers. The royalty rates were low- to mid-single digit percentages. On July 24, 2026, we entered into a Termination, Waiver and Release Agreement with Illumina, under which we received $30.0 million in cash in exchange for waiving our right to the 2026 earnout and terminating the royalty and license agreements entered into at closing.

Sale of Legacy Businesses

On July 28, 2026, we entered into a Share and Asset Purchase Agreement (the “Multiplex Bio Purchase Agreement”) with Multiplex Bio Inc. (“Multiplex Bio”), pursuant to which Multiplex Bio agreed to acquire our mass cytometry business (the “Mass Cytometry Business”). On September 30, 2026, our board of directors determined that it had received a superior proposal for the Mass Cytometry Business from GMT Venture Partners, LLC (“GMT Venture”).

On September 30, 2026, we terminated our agreement to sell the Mass Cytometry Business to Multiplex Bio and agreed to pay a $1.5 million termination fee, $1.0 million of which GMT Venture agreed to pay on our behalf. The same day, we agreed to sell the Mass Cytometry Business to Element Biosystems, LLC for $5.5 million in cash, subject to stockholder approval and completion of the Merger (the “Mass Cytometry Divestiture”).

On October 4, 2026, we agreed to sell our microfluidics business to ARCHIMED (the “Microfluidics Divestiture”). See Note 2, Merger Agreement, and Note 15, Subsequent Events, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Restructuring Activities

On August 28, 2025, we initiated a plan to consolidate our South San Francisco-based research and development (“R&D”) capabilities into our Singapore facility to co-locate with our manufacturing operations and implemented a reduction in force of certain U.S. employees in our R&D function, including members of our management team. As part of this consolidation, we transferred our headquarters to Boston, Massachusetts and vacated our South San Francisco office on December 31, 2025.

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

Cost of Revenue

Cost of product revenue

Cost of product revenue consists primarily of raw materials, equipment and production costs, salaries and other personnel costs, overhead and other direct costs related to product revenue. In addition, cost of product revenue includes amortization of developed technology, royalty costs for licensed technologies included in our products, warranty costs, provisions for excess and obsolete inventory, stock-based compensation expense, and shipping and handling costs. Cost of product revenue is recognized in the period the related revenue is recognized. Shipping and handling costs incurred for product shipments are included in cost of product revenue in the condensed consolidated statements of operations. Our cost of product revenue and related product margin may fluctuate depending on the capacity utilization of our manufacturing facilities in response to market conditions and the demand for our products.

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

Restructuring and Related Charges

Restructuring and related charges primarily consist of severance costs related to our recent reduction-in-force and facilities costs for floors we have subleased or have the intent to sublease (net of sublease income) under our South San Francisco facility lease. These costs are incurred to improve operational efficiency, achieve cost savings and align our workforce to the future needs of the business.

Transaction and Integration Expenses

Transaction and integration expenses consist of costs incurred in connection with acquisition- and divestiture-related activities, including legal, advisory, accounting and other transaction-related costs including integration costs.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents the results of operations for business components that are classified as held-for-sale and meet the criteria for discontinued operations accounting under ASC 205, Presentation of Financial Statements. This includes the operating results of the discontinued components during the periods presented.

The income (loss) from discontinued operations is presented net of applicable income taxes and includes direct incremental costs associated with the disposal activities, such as legal, advisory, and other transaction-related costs. Any intercompany transactions between continuing and discontinued operations have been eliminated, and certain allocations of corporate overhead and shared costs previously allocated to the discontinued operations have been adjusted to reflect the costs that will be eliminated upon disposal.

Prior period amounts have been reclassified to conform to the current period presentation.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and as a percentage of total revenue for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenue	$19,385	100%	$19,552	100%	$60,635	100%	$61,536	100%
Cost of revenue	8,557	44%	10,068	51%	27,964	46%	30,375	49%
Gross profit	10,828	56%	9,484	49%	32,671	54%	31,161	51%
Operating expenses:
Research and development	2,078	11%	6,356	33%	6,171	10%	18,018	29%
Selling, general and administrative	16,843	87%	26,595	136%	51,838	85%	84,524	137%
Restructuring and related charges	2,080	11%	9,428	48%	7,972	13%	12,707	21%
Transaction and integration expenses	9,595	49%	43	0%	24,342	40%	1,517	2%
Total operating expenses	30,596	158%	42,422	217%	90,323	149%	116,766	190%
Loss from continuing operations	(19,768)	(102)%	(32,938)	(168)%	(57,652)	(95)%	(85,605)	(139)%
Interest income, net	4,882	25%	2,130	11%	13,004	21%	7,496	12%
Other (expense) income, net	(64)	(0)%	(2,092)	(11)%	(6,352)	(10)%	3,438	6%
Loss from continuing operations before income taxes	(14,950)	(77)%	(32,900)	(168)%	(51,000)	(84)%	(74,671)	(121)%
Income tax (expense) benefit	(27)	(0)%	1,216	6%	(128)	(0)%	1,944	3%
Net loss from continuing operations	(14,977)	(77)%	(31,684)	(162)%	(51,128)	(84)%	(72,727)	(118)%
Discontinued operations:
Income (loss) from discontinued operations, net of tax	28,460	147%	(3,003)	(15)%	164,921	272%	(21,452)	(35)%
Net income (loss)	$13,483	70%	$(34,687)	(177)%	$113,793	188%	$(94,179)	(153)%

Revenue

The following table sets forth revenue by product type, presented in dollars and as a percentage of total revenue ($ in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%	2026	2025	$	%
Product revenue:
Instruments	$5,998	$5,095	$903	18%	$15,598	$16,956	$(1,358)	(8)%
Consumables	8,330	8,705	(375)	(4)%	28,699	27,298	1,401	5%
Total product revenue	14,328	13,800	528	4%	44,297	44,254	43	0%
Services and other revenue	5,057	5,752	(695)	(12)%	16,338	17,282	(944)	(5)%
Total revenue	$19,385	$19,552	$(167)	(1)%	$60,635	$61,536	$(901)	(1)%

For the three months ended September 30, 2026, total revenue decreased $0.2 million, or 1%, compared to the prior year period. The decrease was driven by a $0.7 million, or 12%, decline in services and other revenue and a $0.4 million, or 4%, decline in consumables revenue, partially offset by a $0.9 million, or 18%, increase in instruments revenue.

For the nine months ended September 30, 2026, total revenue decreased $0.9 million, or 1%, compared to the prior year period. The decrease was driven by a $1.4 million, or 8%, decline in instruments revenue and a $0.9 million, or 5%, decline in services and other revenue, partially offset by a $1.4 million, or 5%, increase in consumables revenue.

Cost of Revenue and Gross Profit

Cost of revenue, gross profit, and gross margin were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%	2026	2025	$	%
Cost of product revenue	$6,099	$6,728	$(629)	(9)%	$20,602	$20,767	$(165)	(1)%
Cost of service revenue	2,458	3,340	(882)	(26)%	7,362	9,608	(2,246)	(23)%
Total cost of revenue	$8,557	$10,068	$(1,511)	(15)%	$27,964	$30,375	$(2,411)	(8)%
Gross profit	$10,828	$9,484	$1,344	14%	$32,671	$31,161	$1,510	5%
Gross margin	55.9%	48.5%	N/A	7.4%	53.9%	50.6%	N/A	3.2%

For the three months ended September 30, 2026, gross profit increased $1.3 million, or 14%, compared to the prior year period, despite slightly lower revenue. The increase was primarily due to favorable consumables pricing and lower warranty expenses, as well as lower excess and obsolete inventory and scrap charges. These improvements were partially offset by an unfavorable instrument mix.

For the nine months ended September 30, 2026, gross profit increased $1.5 million, or 5%, compared to the prior year period, despite slightly lower revenue. The increase was primarily due to favorable consumables pricing, lower warranty expenses, and lower excess and obsolete inventory and scrap charges.

Operating Expenses

Operating expenses were as follows ($ in thousands):

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$2,078	$6,356	$(4,278)	(67)%	$6,171	$18,018	$(11,847)	(66)%
Selling, general and administrative	16,843	26,595	(9,752)	(37)%	51,838	84,524	(32,686)	(39)%
Restructuring and related charges	2,080	9,428	(7,348)	(78)%	7,972	12,707	(4,735)	(37)%
Transaction and integration expenses	9,595	43	9,552	NM	24,342	1,517	22,825	NM
Total operating expenses	$30,596	$42,422	$(11,826)	(28)%	$90,323	$116,766	$(26,443)	(23)%

Research and Development

For the three months ended September 30, 2026, R&D expense decreased by $4.3 million, or 67%, compared to the prior year period. The reduction in R&D expense was primarily driven by a decrease in personnel-related costs due to restructuring activities undertaken during 2025.

For the nine months ended September 30, 2026, R&D expense decreased $11.8 million, or 66%, compared to the prior year period. The reduction reflects the deferral of long-horizon R&D projects, which reduced material and supply costs as well as consulting fees. Additionally, the current period benefited from restructuring activities completed in 2025, which reduced corporate overhead costs and personnel-related costs.

Selling, General and Administrative

For the three months ended September 30, 2026, SG&A expense decreased by $9.8 million, or 37%, compared to the prior year period. The decrease primarily reflects a $4.6 million reduction in personnel-related costs and a $1.3 million reduction in stock-based compensation expense due to restructuring activities undertaken in 2025, as well as a $2.0 million decrease in accounting, legal and professional fees. SG&A expense for the three months ended September 30, 2026 also reflects $0.5 million of reimbursements from Illumina for information technology, accounting and other services provided under the transition services agreement entered into in connection with the sale of the SomaScan Business, which are recorded as a reduction of SG&A expense.

For the nine months ended September 30, 2026, SG&A expense decreased by $32.7 million, or 39%, compared to the prior year period. The decrease primarily reflects a $14.9 million reduction in personnel-related costs and a $5.5 million reduction in stock-based compensation expense due to restructuring activities undertaken in 2025. SG&A expense for the nine months ended September 30, 2026 also reflects $3.0 million of reimbursements from Illumina for services provided under the transition services agreement, which are recorded as a reduction of SG&A expense. Additionally, consulting fees and accounting, legal and professional fees declined by $1.9 million each due to an increased focus by management on expense reduction during 2026.

Restructuring and Related Charges

Restructuring and related charges decreased by $7.3 million, or 78%, and $4.7 million, or 37%, for the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The decreases were primarily due to lower severance and other personnel-related costs of $6.4 million and $6.5 million, respectively, as the workforce reductions associated with our 2025 restructuring activities were substantially completed in 2025. The prior year periods also included $2.2 million of stock-based compensation expense related to the accelerated vesting of awards for executives who departed in connection with the restructuring, which did not recur. These decreases were partially offset by higher facilities-related charges of $1.0 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, associated with facilities that were vacated as part of the restructuring.

Transaction and Integration Expenses

Transaction and integration expenses for the three and nine months ended September 30, 2026 increased by $9.6 million and $22.8 million, respectively, compared to the prior year periods. The costs were primarily incurred in connection with the Merger Agreement with Treeline.

Interest Income, net

Interest income, net increased by $2.8 million and $5.5 million, or 129% and 73%, respectively, during the three and nine months ended September 30, 2026 compared to the prior year periods. The increases were primarily attributable to higher money market fund and investment balances resulting from cash proceeds received in connection with the sale of the SomaScan Business.

Other (Expense) Income, net

For the three months ended September 30, 2026, other (expense) income, net increased by $2.0 million compared to the prior year period. The increase was primarily due to the favorable impact of foreign currency exchange rates on intercompany balances compared to the prior year period.

For the nine months ended September 30, 2026, other (expense) income, net decreased by $9.8 million compared to the prior year period. The decrease was primarily due to $4.7 million of foreign currency exchange losses in the current period compared to $3.2 million of foreign currency exchange gains in the prior year period, a $3.4 million gain from the remeasurement of a contingent consideration liability in the prior year period that did not recur, and $1.6 million of net losses on our equity investments in the current period.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of tax, was $28.5 million for the three months ended September 30, 2026, compared to a loss of $3.0 million in the prior year period. The current period reflects the $30.0 million gain recognized in connection with the Termination Agreement with Illumina, net of $1.5 million of related income tax expense. The prior year period reflects the operating results of the SomaScan Business, which was sold in January 2026.

Income from discontinued operations, net of tax, increased by $186.4 million for the nine months ended September 30, 2026 compared to the prior year period, primarily due to the $202.3 million pre-tax gain recognized on the sale of the SomaScan Business, including the $30.0 million gain recognized in the third quarter in connection with the Termination Agreement, partially offset by $41.8 million of related income tax expense.

Liquidity and Capital Resources

We have experienced operating losses since inception and have an accumulated deficit of $1,146.8 million as of September 30, 2026. To date, we have funded our operating losses primarily through acquisitions, divestitures, equity offerings, term loans, convertible notes and redeemable preferred stock. Our ability to fund future operations will depend upon our level of future revenue and operating cash flow and our ability to access additional funding through acquisitions, divestitures, equity offerings, or issuances of debt instruments.

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

Sources of Liquidity

Our principal sources of liquidity are cash, cash equivalents and investments. Our collective balances of cash, cash equivalents and investments were $559.4 million and $213.3 million at September 30, 2026 and December 31, 2025, respectively.

Capital Resources and Commitments

We have entered into arrangements that serve as sources of capital and the associated contractual agreements may result in firm or contingent obligations of us. In addition to our common stockholders’ equity, our sources of capital have historically included debt and operating leases. Our operating lease arrangements require cash repayment, and our convertible debt contains rights that may result in their conversion to our common stock prior to maturity. However, as of September 30, 2026, we have repaid the majority of our traditional debt obligations and no longer maintain access to credit facilities. Accordingly, our ongoing sources of capital are primarily limited to equity and cash generated from operations.

Our operating lease obligations include the lease for our former South San Francisco office, which expires in April 2030. Although we have subleased the entirety of the premises, the amounts payable by our subtenants are lower than our obligations under the lease, and we expect to continue to incur net cash outflows related to these premises through the end of the lease term. In addition, it is reasonably possible that we will recognize an impairment of the related right-of-use asset upon the sale of our mass cytometry and microfluidics businesses. See Note 6, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We also enter into contractual and legally binding commitments to purchase goods. Most of these contracts are cancellable with little or no notice or penalty. However, once a vendor has incurred costs to fulfill a contract with us, and which costs cannot be otherwise deployed, we are liable for those costs upon cancellation.

Cash Flow Activity

Our cash flow summary was as follows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flow summary:
Net cash used in operating activities	$(63,069)	$(73,153)
Net cash provided by investing activities	210,331	35,449
Net cash used in financing activities	(776)	(50)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(218)	942
Net increase (decrease) in cash, cash equivalents and restricted cash	$146,268	$(36,812)

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

In the nine months ended September 30, 2026, net cash used in operating activities of $63.1 million was funded by proceeds from the sale of the SomaScan Business, with the remaining proceeds invested in short- and long-term investments or held as cash and cash equivalents. In the nine months ended September 30, 2025, we used $43.3 million of net proceeds from the sales and maturities of investments to help fund $73.2 million of net cash used in operating activities.

Operating Activities

Net cash used in operating activities decreased by $10.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. During the first quarter of 2026, net cash used in operating activities increased $16.3 million compared to the prior year quarter, primarily reflecting $12.1 million of higher transaction and restructuring cost payments and a $10.1 million increase in bonus payments. This increase was more than offset in the second and third quarters of 2026, during which net cash used in operating activities decreased $26.4 million compared to the prior year periods, reflecting lower cash payments for ongoing operating expenses as a result of our cost reduction initiatives.

Investing Activities

Net cash provided by investing activities was $210.3 million for the nine months ended September 30, 2026, compared to $35.4 million for the same period in 2025. The increase was primarily attributable to $410.7 million of cash consideration received in connection with the sale of the SomaScan Business, consisting of $388.2 million received at closing and $30.0 million received from Illumina in July 2026, net of $7.5 million of indemnification payments, partially offset by $199.5 million of net purchases of investments funded with a portion of the sale proceeds.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions to determine the value of the assets, liabilities, revenues and expenses reported on the condensed consolidated balance sheets and statements of operations. We develop these estimates after considering historical transactions, the current economic environment and various other assumptions considered reasonable under the circumstances. Actual results may differ materially from these estimates and judgments. Accounts that rely heavily on estimated information to determine their values include revenue, trade receivables, inventories, right-of-use assets, lease liabilities and income tax liabilities (assets). Refer to Part II, Item 7 in our Annual Report for additional information regarding our critical accounting policies and estimates to which there have been no changes from those described in the Annual Report.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and investments consist of checking accounts, money market funds and U.S. treasury securities. The primary objective of our cash investment activities is to preserve our capital for the purpose of funding operations.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the nine months ended September 30, 2026, we recognized $4.7 million of foreign currency exchange losses due to changes in foreign currency exchange rates. For the nine months ended September 30, 2025, we recognized $3.2 million of foreign currency exchange gains due to changes in currency exchange rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. You should carefully consider the risk factors discussed in this Item 1A, as well as those risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 5, 2026, which could materially affect our business, financial condition or results of operations. The risks below and the risks in our Annual Report are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employee relations, general economic conditions, global geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price. If any of these risks occur, our business, results of operations or financial condition could suffer, the trading price of our securities could decline, and you may lose all or part of your investment.

The representations and warranties of the parties contained in the Merger Agreement will not survive the Closing, and the combined company will have no post-closing indemnification rights for breaches thereof.

The Merger Agreement provides that all of the representations and warranties of the parties contained therein shall not survive the Closing. As a result, following the consummation of the Merger, neither the combined company nor any of its stockholders will have any remedy available under the Merger Agreement if it is later revealed that there was a breach of any of the representations or warranties made by us at or prior to the time of the Merger. This means that the combined company will bear the risk of any of our undisclosed or unknown liabilities that existed at or prior to the Closing, and the combined company’s stockholders will have no contractual recourse against our former stockholders for any such liabilities. This is a material departure from the protections typically available in private company acquisition transactions, where the representations and warranties of the target company often survive the closing for a specified period and the acquiror has indemnification rights for breaches thereof. The absence of post-closing indemnification protections could have a material adverse effect on the combined company’s financial condition and results of operations if undisclosed liabilities materialize after the Closing.

We have received demand letters from purported stockholders in connection with the Merger, and litigation may be filed against us and/or our officers and directors that could prevent or delay the consummation of the Merger.

In July and August 2026, we received demand letters from purported stockholders, each of which alleged that the proxy statement/prospectus omits certain material information and seeks additional disclosures and one of which seeks inspection of our books and records pursuant to Section 220 of the Delaware General Corporation Law. These demand letters could lead to lawsuits, and additional demand letters may be received or lawsuits filed. The outcome of any lawsuit that may be filed challenging the Merger is uncertain. One of the conditions to the Closing is that no applicable law, judgment (whether temporary, preliminary or permanent) or other legal restraint or binding order or determination by any governmental entity of competent jurisdiction shall be in effect that prevents, restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Merger or the Transactions.

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

As part of the Merger, we may issue CVRs for each outstanding share of our common stock. Pursuant to the terms of a Contingent Value Rights Agreement to be entered into between us and a rights agent, the holder of each CVR will be entitled to receive a payment for each 12-month CVR payment period during the five-year term of the CVR Agreement, consisting of a number of shares of the combined company’s common stock (with fractional shares settled in cash) equal to such holder’s pro rata portion of the aggregate net proceeds received by the combined company during such 12-month CVR payment period from the following sources, in each case less certain permitted deductions: (i) proceeds from any sale, disposition, or other monetization of the Legacy Businesses, including any cash proceeds received in connection with the Element Mass Cytometry Divestiture or the Microfluidics Divestiture; (ii)

proceeds from convertible notes or other investments held by us as of the Closing Date; (iii) earnout, milestone, royalty or other similar contingent payments due to us under contracts in effect as of the Closing Date; and (iv) any surplus in Parent Net Cash delivered at Closing as finally determined under the Merger Agreement.

The right of our stockholders to receive any future payment for or derive any value from the CVRs will be contingent in part upon the combined company’s receipt of (i) proceeds from any sale, disposition, or other monetization of the Legacy Businesses, including any cash proceeds received in connection with the Element Mass Cytometry Divestiture or the Microfluidics Divestiture during the five-year term of the CVRs; (ii) proceeds from convertible notes or other investments held by us as of the Closing Date; (iii) earnout, milestone, royalty or other similar contingent payments due to us under contracts in effect as of the Closing Date; and (iv) any surplus in Parent Net Cash delivered at Closing as finally determined under the Merger Agreement, and the timing and amount of the consideration received thereunder. For example, if there are no proceeds from convertible notes or other investments, there are no earnout, milestone, royalty or other similar payments under our existing contracts, and there is no Parent Net Cash surplus, no payments will be made in respect of the CVRs.

Following the Effective Time, the combined company will have sole authority over whether and how to monetize the remaining portion of the Legacy Businesses (if at all), and the combined company’s only obligations will be to carry out the obligations set forth in the CVR Agreement. Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs and all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company. Accordingly, there can be no assurance that holders of CVRs will receive any payments with respect to the CVRs.

Any payments under the CVRs will be made in shares of the combined company’s common stock, subject to the maximum cap of 76,000,000 shares. If substantial payments are made under the CVRs, the issuance of such shares will dilute the ownership percentage of all stockholders of the combined company who are not CVR holders, including former Treeline stockholders. This dilution could be material if the Legacy Businesses are sold or monetized at a significant value during the CVR payment period. Additionally, any such shares paid in respect of the CVRs will be subject to market conditions and may decline in value following payment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

On February 6, 2024, our board of directors authorized the 2024 Share Repurchase Program pursuant to which we could have repurchased up to $50.0 million of shares of our common stock in the open market, in one or more Rule 10b5-1 trading plans, or in negotiated transactions through March 1, 2026. The repurchases were contingent upon favorable market and business conditions and were funded by cash on hand. The program did not obligate us to acquire any specific number of shares. As of September 30, 2026, we repurchased 15,448,533 shares of our common stock for an aggregate of $40.5 million under the 2024 Share Repurchase Program. We did not purchase any shares of common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three and nine months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

The documents listed in the Exhibit List, which follows below, are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1*	Termination, Waiver and Release Agreement, by and among Illumina, Inc. and Standard BioTools Inc. dated as of July 24, 2026.	8-K	2.1	7/28/2026

2.2#*	Share and Asset Purchase Agreement by and between Standard BioTools Inc and Multiplex Bio Inc., dated July 28, 2026.	8-K/A	2.1	7/29/2026

2.3#*	Share and Asset Purchase Agreement, by and between Standard BioTools Inc. and Element Biosystems, LLC, dated as of September 30, 2026.	8-K	2.1	9/30/2026

3.1	Eighth Amended and Restated Certificate of Incorporation filed on February 15, 2011.	10-K	3.1	3/28/2011

3.2	Amended and Restated Bylaws of Standard BioTools Inc.	S-8	4.8	4/1/2022

3.3	Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation.	S-8	4.3	4/1/2022

3.4	Second Certificate of Amendment to the Eighth Amended and Restated Certificate of Incorporation, as amended.	8-K	3.1	1/5/2024

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) are the type of information the Registrant customarily and actually treats as private or confidential.

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

STANDARD BIOTOOLS INC.

Dated: November 3, 2026	By:	/s/ Michael Egholm, Ph.D.
Michael Egholm, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 3, 2026	By:	/s/ Alex Kim
Alex Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)